Form 10-Q
period 1995-03-31
FIRST MANISTIQUE CORP
filed 1995-05-15
CIK 36506

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q
                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

For quarter ended March 31, 1995                Commission file number   2-54663

                          FIRST MANISTIQUE CORPORATION
            (Exact name of registrant  as specified in its charter)

                 Michigan                            38-2062816
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
  incorporation or organization)

        130 S. Cedar Street, Manistique, Michigan          49854
     (Address of principal executive offices)            (Zip Code)

      Registrant's telephone number, including area code   (906) 341-8401

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to such filing requirements for the past 90 days.

                         Yes ____x____    No _________

Indicate the number of shares outstanding of each of the issuer's classes of common stock as of May 5, 1995.

Common stock, no par value   699,023   shares outstanding.

                                     INDEX

                 FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements (Unaudited)

         Consolidated balance sheets - March 31, 1995
           and December 31, 1994                                         I-1-2

         Consolidated statements of income - three months
           ended March 31, 1995 and 1994                                 I-3

         Consolidated statements of cash flows - three
           months ended March 31, 1995 and 1994                          I-4-5

         Notes to consolidated financial statements - March 31, 1995     I-6-7-8

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations                   I-9-13

PART II.  OTHER INFORMATION

ITEM 6.  Reports on Form 8-K                                             II-1

Signatures                                                               II-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                 ASSETS

                                                             March 31,   December 31,
                                                               1995         1994
                                                            ----------------------
                                                                (000's omitted)
Cash and cash equivalents:
    Cash and noninterest bearing deposits                     $7,851       $10,219
    Federal funds sold                                         2,300         4,100
                                                            --------      --------

          TOTAL CASH AND CASH EQUIVALENTS                     10,151        14,319

Interest bearing time deposits                                 2,002         2,422
                                                            --------      --------

Investment securities:
    Securities available for sale                             20,869        21,929

    Securities held to maturity                               15,452        14,446
   (market value 1995 $15,069 and 1994 $13,778)             --------      --------


          TOTAL INVESTMENT SECURITIES                         36,321        36,375
                                                            --------      --------

Loans: (net of unearned income)
    Commercial, financial and agricultural loans              84,310        78,138
    Real estate loans - mortgage                              55,288        56,987
    Installment loans                                         28,174        26,785
    Leases                                                    23,533        21,259
                                                            --------      --------

            TOTAL LOANS                                      191,305       183,169

    Less:   Reserve for possible loan losses                  (2,349)       (2,350)

            NET LOANS                                        188,956       180,819
                                                            --------      --------


Accrued interest receivable and other assets                   9,469         9,361
Bank premises and equipment                                   10,244         9,803
                                                            --------      --------

            TOTAL ASSETS                                    $257,143      $253,099
                                                            ========      ========

                                       LIABILITIES

                                                                       March 31,     December 31,
                                                                         1995            1994
                                                                       ------------------------
                                                                            (000's omitted)
Deposits:
    Non interest-bearing                                                $21,839         $24,272
    Interest-bearing                                                    203,782         199,864
                                                                       --------        --------

              TOTAL DEPOSITS                                            225,621         224,136

Notes Payable - Federal Home Loan Bank                                    4,773           3,552
Accrued interest payable and other liabilities                            3,556           2,927
                                                                       --------        --------

              TOTAL LIABILITIES                                         233,950         230,615
                                                                       --------        --------

             STOCKHOLDERS' EQUITY

Common stock, no par value;
   2,000,000 shares authorized
   699,024 share issued and outstanding in 1995;
   699,024 shares in 1994                                                 5,190           5,190
Capital surplus                                                           7,847           7,847
Retained earnings                                                        10,442          10,015
Unrealized gains/losses on securities (net of $147 tax for 1995)           (286)           (568)
                              (net of $284 tax for 1994)               --------        --------

                TOTAL STOCKHOLDERS' EQUITY                               23,193          22,484
                                                                       --------        --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $257,143        $253,099
                                                                       ========        ========


                                  (Concluded)


                See notes to consolidated financial statements.

FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                       Three Month Ended
                                                            March 31,
                                                        1995        1994
                                                     ---------------------
                                                       (000's omitted)
                                                     except per share data
                                                     ---------------------
Interest Income:
     Interest and fees on loans                        $4,430       $2,353
     Interest on investment securities:
        Taxable                                           429          343
        Exempt from Federal income taxes                   52           84
    Other interest income                                 156           55
                                                       ------       ------

       TOTAL INTEREST INCOME                            5,067        2,835

Interest Expense:
    Interest on deposits                                2,142        1,181
    Interest on short-term borrowings                      63           33

       TOTAL INTEREST EXPENSE                           2,205        1,214
                                                       ------       ------
       NET INTEREST INCOME                              2,862        1,621
Provision for loan losses                                  69            0
                                                       ------       ------

        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                       2,793        1,621

Other Income:
    Service charges on deposit accounts                   140           75
    Securities gains (losses)                               3           54
    Other                                                 223          121
                                                       ------       ------

         TOTAL OTHER INCOME                               366          250

Other Expenses:
    Salaries & employee benefits                          921          584
    Occupancy expense                                     151           94
    Furniture and equipment expense                       198          120
    Other                                                 845          558
                                                       ------       ------

           TOTAL OTHER EXPENSES                         2,115        1,356

Income before income taxes                              1,044          515

Income taxes - Note B                                     267           91

           NET INCOME                                    $777         $424
                                                       ======       ======

Earnings per share: 699,024 average shares outstanding in 1995 and 508,107 shares in 1994

           NET INCOME PER SHARE                          1.11         0.83
                                                       ======       ======


                                  (Concluded)

                 See notes to consolidated financial statements

                 CONSOLIDATED STATEMENT OF CHANGES IN CASH FLOW


                                                                   Three Months Ended
                                                                        March 31
                                                                   ------------------
                                                                     1995      1994
                                                                   ------------------
                                                                     (000's omitted)
Net income                                                            $777       $424
Adjustments to reconcile net income to net cash
   provided by operations:
        Provision for possible losses                                   69          0
        Depreciation                                                   190        112
        Amortization                                                    33         64
        Accretion                                                       (3)         0
       (Gains) losses on investment securities                          (3)       (54)
       Increase in interest receivable and other assets               (253)      (266)
       Increase in interest payable and  other liabilities             629         20
      Gains on sale of bank premises and equipment                      (3)         0
                                                                   -------    -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                            1,436        300
                                                                   =======    =======

Cash Flows From Investing Activities:
   Held to maturity securities purchased                            (1,511)    (1,803)
   Held to maturity proceeds from maturities of securities             413        440
   Available for sale  securities purchased                           (974)      (600)
   Available for sale  proceeds from sales of securities               599      1,231
   Available for sale  proceeds from maturities of securities        1,928        555
    Net increase in loans                                           (8,206)    (7,441)
    Time deposits matured                                            3,519          0
    Time deposits purchased                                         (3,100)         0
    Purchase of bank premises and equipment                           (628)      (599)
    Acquisition of Bank of Stephenson, net of cash and                   0     (4,492)
        cash equivalents acquired

         NET CASH USED IN INVESTING ACTIVITIES                      (7,960)   (12,709)
                                                                   -------    -------

Cash Flows From Financing Activities:
    Net increase in deposits                                         1,485     10,743
    Proceeds from short-term liabilities                             1,221      1,400
    Payment of dividends                                              (350)      (193)
    Proceeds from stock issuance                                         0        215
                                                                   -------    -------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                    2,356     12,165
                                                                   -------    -------


      NET DECREASE IN CASH AND CASH EQUIVALENTS                     (4,168)      (244)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                      14,319     14,390
                                                                   -------    -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                           $10,151    $14,146
                                                                   =======    =======

                                  (continued)

              RECONCILIATION OF NET INCOME TO NET CASH PROVIDED BY
                              OPERATING ACTIVITIES

Supplemental disclosure of cash flow information

Cash paid during the year for:
(000's omitted)

                                              1995       1994
                                            ------     ------
Interest                                    $2,205     $1,214
Income Taxes                                   541          0

Non Cash
    Transfer to Other Real Estate               90          0



                                  (Concluded)

                 See notes to consolidated financial statements

FIRST MANISTIQUE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
MARCH 31, 1995

NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, the unaudited consolidated financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

In the opinion of the Corporation, the unaudited consolidated financial statements include all adjustments necessary to a fair presentation of its financial position as of March 31, 1995 and the results of its operations and its cash flows for the three months then ended. Such adjustments were of a normal recurring nature.

The results of operations for the three months ended March 31, 1995 are not necessarily indicative of the results that will occur for the year ended December 31, 1995. In addition, the unaudited consolidated financial statements, accounting policies and footnotes thereto included in the Corporation's annual report on Form 10-K for the year ended December 31, 1994.

The results of operation for the three months ended March 31, 1994 as reported in the accompanying financial statement is reported on a historical basis. The results attributable to the acquisition of the Bank of Stephenson, purchased February 8, 1994, are included herein after the purchase date. Accordingly, the acquisition of a substantial portion of the assets and liabilities of Newberry State Bank, purchased December 8, 1994, have no impact on the results of operations for the same time period.

NOTE B - ACQUISITIONS

On February 8, 1994 the Corporation purchased 100% of the outstanding stock of the Bank of Stephenson with total assets of approximately $70,000,000. The results of the operations of the bank have been incorporated in the accompanying financial statements after the purchase date. Assuming the Bank of Stephenson had been acquired January 1, 1994, the estimated total revenues, net income and earnings per share amounts for the three months ending March 31, 1994 would have been as follows:

Total Revenue                                             3611
Net Income                                                 464
Net income per common and common equivalent share         2.74

NOTE C - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS


The Corporation adopted SFAS NO. 114, "Accounting by Creditors for Impairment of a Loan" effective January 1, 1995. The statement requires that a specific measurement basis be applied to loans when it is probable that all amounts due under terms of the loan agreement will not be collected. No material impact has occurred on the corporation's financial statements as a result of adoption of this statement.

NOTE D - INVESTMENT SECURITIES
(000's omitted)

Debt and equity securities have been classified in the accompanying consolidated balance sheets according to management's intent. The amortized cost and estimated market value of securities at March 31, 1995 and December 31, 1994 are as follows:



                                             Amortized             Unrealized
                                                Cost            Gains    Losses         Market Value
                                             ---------          ---------------         ------------
    03/31/95
AVAILABLE FOR SALE SECURITIES
U.S. Treasury and Federal agencies             $15,440           $4      ($346)           $15,098
States and Political Subdivisions                3,347            3        (94)             3,256
Other Securities                                 2,517            0         (2)             2,515
                                               -------           --      -----            -------

                                                21,304            7       (442)            20,869
                                               =======           ==      =====            =======

    12/31/94
AVAILABLE FOR SALE SECURITIES
U.S. Treasury and Federal agencies              17,696            3       (642)            17,057
States and Political Subdivisions                3,348            2       (220)             3,130
Other Securities                                 1,751            0         (9)             1,742
                                               -------           --      -----            -------

                                                22,795            5       (871)            21,929
                                               =======           ==      =====            =======
    03/31/95
HELD TO MATURITY SECURITIES
U.S. Treasury and Federal agencies               5,984            3       (167)             5,820
States and Political Subdivisions                1,035           10        (15)             1,030
Other Securities                                 8,433            0       (214)             8,219
                                               -------           --      -----            -------

                                                15,452           13       (396)            15,069
                                               =======           ==      =====            =======


    12/31/94
HELD TO MATURITY SECURITIES
U.S. Treasury and Federal agencies               8,799            0       (477)             8,322
States and Political Subdivisions                1,150            2         (9)             1,143
Other Securities                                 4,497            0       (184)             4,313
                                               -------           --      -----            -------

                                               $14,446           $2      ($670)           $13,778
                                               =======           ==      =====            =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the Corporation's financial condition and earnings performance. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three months ended March 31, 1995.

Highlights

The Corporation acquired the Bank of Stephenson with assets of $70,258,000 on February 8, 1994. On December 8, 1994, the Corporation acquired assets of the Newberry State Bank totaling $22,000,000 in loans and liabilities totaling $45,100,000 in deposits. These acquisitions have significantly impacted the Corporation's financial results as noted below.


Results of Operations

Income before federal income tax during the first three months of 1995 increased by 102.7% compared to same period in 1994. This increase is the result of increase in net interest income and other income more than offsetting the increase in other expenses. Income tax expense increased by 193.4% compared to first three months in 1994. This increase is the result in the increase in pretax income.

Net income for the first three months of 1995 increased by 83.2% compared to same period in 1994. This increase is the result in the increase in net interest income and other income more than offsetting the increase in other expenses and the increase in federal income taxes.

Net interest income increased by 76.6% for the first three months of 1995 compared to same period in 1994. The acquisition of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 61.3% of the increase. The principal reason for the balance of the increase in net interest income was the increased loan volume which generates a higher interest rate return compared to other interest earning assets. Interest rates increased slightly during the first quarter of 1995 and had a minimal positive impact on the increase in net interest income.

Non-interest income increased by 46.4% for the first three months of 1995 compared to same period in 1994. The acquisitions of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 41.4% of increase. The principal reason for the balance of the increase was increased volume of deposit accounts accounting for increase in service charges, other income also increased with the growth of the Corporation. This offset the decrease in security gains. Management expects continued increase in other income as volume and growth continue.

Non-interest expense increased by 55.9% for the first three months of 1995 compared to the same period for 1994. The acquisitions of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 74.4% of the increase. The principal reason for the balance of the increase was due to the increase in salary and benefits and furniture and equipment expense. Salaries and benefits increased due to additional personnel hired and to normal salary increases. The furniture and equipment expense increased due to depreciation and maintenance costs related to growth and the remodeling of the Manistique Office in July of 1994. Management expects non-interest expense to continue to increase during 1995 as corporate growth continues.

Liquidity

The principal source of liquidity is provided by amounts due from banks and federal funds sold. Secondary liquidity is provided by investment securities, however, the historical growth in customer deposits has eliminated the need to sell securities to meet liquidity purposes.

The consolidated statement of cash flows for the first quarter ending March 31, 1995 showed a total cash and cash equivalent of $10,151,000 compared to $14,146,000 as of March 31, 1994. The primary reason for the decrease is a decrease in federal funds sold of $4,900,000. The major components of the cash flows were net increase in loans for first quarter ending March 31, 1995 of $8,289,000, which compares to an increase of $7,441,000 during first quarter of 1994. This reflects our continued loan demand and continues a trend that has existed the last five years. The net deposits increased during the first quarter of 1995 by $2,185,000 which compares to $10,743,000 during the first quarter of 1994. This reflects continued steady growth in deposits.

Short-term debt increased by $1,200,000 during first quarter ending March 31, 1995. Net proceeds from sales and maturities of securities to securities purchased increased by $500,000 during first quarter ending March 31, 1995. Net cash provided by operating activities amounted to $960,000 during first quarter ending March 31, 1995.

CAPITAL ADEQUACY
(In thousands of dollars)

The Corporation's capital position compared to the regulatory minimum requirements is as follows:

                                                                              Regulators
                                                    03/31/95     03/31/94      Minimum
                                                    --------     --------     ----------
Total Risk Weighted Assets                          $181,905     $126,250
Allowable Capital - Tier I                           $19,359      $16,566
Allowable Capital - Tier II                          $21,287      $18,009

Tier I Capital to Risk Weighted Assets                 10.64%       13.12%      4.00%
Tier II Capital to Risk Weighted Assets                11.70%       14.26%      8.00%
Leverage - Tier I to Ave. Total Assets                  7.51%        8.69%      4.00%


LOAN PORTFOLIO AND LOAN LOSS EXPERIENCE

Total loans increased by 46.6% in the first three months of 1995 compared to the first three months of 1994. This increase was primarily due to the Newberry acquisition which accounted for nearly 40.0% of the increase. The remainder of this increase is the result of continued strong loan demand in our ever increasing market area.


Non-Accrual, Past Due and Restructured Loans:

The following table summarizes the Company's non-accrual, past due and restructured loans: (In thousands of dollars)

                                                      03/31/95     03/31/94
                                                      --------     --------
Non-Accrual Loans                                       $102         $264
Past due 90 days or more still accruing (1)             $194         $341
Interest Income that would have been recorded
   under original terms                                   $3           $7
Interest Income recorded for loans and in non-            $2           $3
    accrual status

The accrual of interest income is discontinued when a loan becomes 90 days past due as to principal or interest unless in management's judgment the delinquency is a temporary condition. When interest accruals are discontinued, interest credited to income in the current year is reversed and interest accrued in prior years is charged to allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and the loan is in process of collection.

Potential Problem Loans:

At March 31, 1995 the Corporation had no known loans for which payments are current, but on which the borrowers are currently experiencing severe financial difficulties

Summary of Loan Loss Experience
(In thousands of dollars)

                                              03/31/95   03/31/94
Beginning Balance of Allowance                 $2,350       $917
Loans Charged Off
    Commercial                                     52        210
    Real Estate Mortgage                            0         21
    Installment                                    53          3
Total Loans Charged Off                           105        234

Recoveries of Loans
    Commercial                                      4         38
    Real Estate Mortgage                            1          0
    Installment                                    36          3
Total Recoveries on Loans                          41         41

Net Charge Offs                                   (64)       193

Additions to Allowance                             69          0
Additions to Allowance from acquisitions            0      1,076
Subtractions to Allowance from Required
    Loans Resold Back                              (6)         0

Ending Balance of Allowance                    $2,349     $1,800

The following table shows the amounts of loans (excluding residential mortgages for 1-4 family residences and installment loans) outstanding as of March 31, 1995, which, based on remaining scheduled repayments of principal, are due in the period indicated and loans maturing after one year by fixed and variable rates. (In thousands of dollars)

                                                             Maturing
                                                            After One
                                                Within      But Within     After
                                               One Year     Five Years   Five Years    Total
Commercial, financial and agricultural          $22,787       $50,881     $10,642    $84,310
Real Estate Mortgage                              1,079         1,692         382      3,153
Leases                                            2,591        10,428      10,514     23,533
                                                -------       -------     -------   --------

      TOTAL                                     $26,457       $63,001     $21,538   $110,996
                                                =======       =======     =======   ========

Loans Maturing after one year with
    Fixed int. rates                                           21,964      12,492
    Variable int. rates                                        41,037       9,045
                                                              -------     -------

      TOTAL                                                   $63,001     $21,537
                                                              =======     =======

Since 1977, real estate mortgages have been written with either a 3 year or 5 year balloon payment. The mortgage notes, if current credit information warrants, are rewritten at current interest rates when they become due. Annual adjustable real estate mortgages have been written since September of 1986.

The majority of commercial loans being written have rates that are adjusted monthly based on the prevailing prime rates.

PART II -- OTHER INFORMATION

ITEM 6.  Reports on Form 8-K


         (a) Exhibits


               Exhibit
               Number            Description
               -------           -----------
                 27              Financial Data Schedule

         (b) Reports on Form 8-K

               The Corporation did not file a current report on Form 8-K during the three month period ended March 31, 1995.

All other items required under Part II are omitted because they are not applicable.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST MANISTIQUE CORPORATION
                                    ------------------------------
                                             (Registrant)


Date: May 12, 1995                  Daniel R. Purcell
- - ------------------                  ------------------------------
                                    Daniel R. Purcell
                                    Chief Financial Officer

                                EXHIBIT INDEX




Exhibit
  No.                       Description                               Page
- - -------                     -----------                               ----

  27                        Financial Data Schedule