Form 10-Q
period 1995-06-30
FIRST MANISTIQUE CORP
filed 1995-08-10
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

/X/   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended      June 30, 1995
                                ---------------------

                                       OR

/ /   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
      SECURITIES EXCHANGE ACT OF 1934
For the transition period from                 to
                               ---------------    -----------------
Commission file number     2-54663
                       ---------------

                          FIRST MANISTIQUE CORPORATION
            (Exact name of registrant  as specified in its charter)

          Michigan                                       38-2062816
--------------------------------------------------------------------------------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

130 S. Cedar Street, Manistique, Michigan                   49854
--------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

                  (906)-341-8401
--------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes X     No
                                               ---       ---

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date.

         Type: common     Date: August 4, 1995     Number of shares: 699,774

                                     INDEX

                 FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

      Consolidated balance sheets - June 30, 1995 (Unaudited)
      and December 31, 1994                                              I-1-2

      Consolidated statements of income - three and six months
      ended June 30, 1995 and 1994 (Unaudited)                           I-3

      Consolidated statements of cash flows - six
      months ended June 30, 1995 and 1994 (Unaudited)                    I-4-5

      Notes to consolidated financial statements - June 30, 1995         I-6-7-8

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

ITEM 6.  Reports on Form 8-K                                             II-1

Signatures                                                               II-1

PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

                  ASSETS

                                                              June 30,     December 31,
                                                                1995          1994
                                                              --------------------------
                                                              (Unaudited)(000's omitted)
Cash and cash equivalents:
    Cash and noninterest bearing deposits                     $ 10,991      $ 10,219
    Federal funds sold                                           1,700         4,100
                                                              --------      --------

          TOTAL CASH AND CASH EQUIVALENTS                       12,691        14,319

Interest bearing time deposits                                   1,894         2,422

Investment securities:
    Securities available for sale                               13,156        21,929

    Securities held to maturity                                 14,399        14,446
    (estimated fair value 1995 $13,436 and 1994 $13,778)      --------      --------

          TOTAL INVESTMENT SECURITIES                           27,555        36,375

Loans: (net of unearned income)
    Commercial, financial and agricultural loans                84,206        78,138
    Real estate loans - mortgage                                59,935        56,987
    Installment loans                                           33,079        26,785
    Leases                                                      27,334        21,259
                                                              --------      --------

            TOTAL LOANS                                        204,554       183,169

    Less:   Allowance for loan losses                           (2,591)       (2,350)
                                                              --------      --------

            NET LOANS                                          201,963       180,819

Bank premises and equipment                                     10,046         9,803
Accrued interest receivable and other assets                     8,251         9,361
                                                              --------      --------

            TOTAL ASSETS                                      $262,400      $253,099
                                                              ========      ========


                                      I-1
                                  (continued)

                                  LIABILITIES

                                                              June 30,      December 31,
                                                               1995            1994
                                                              --------------------------
                                                              (Unaudited, 000's omitted)
Deposits:
   Non interest-bearing                                       $ 23,473        $ 24,272
   Interest-bearing                                            202,732         199,864
                                                              --------        --------

              TOTAL DEPOSITS                                   226,205         224,136

Notes Payable                                                    9,566           3,552
Accrued interest payable and other liabilities                   2,545           2,927
                                                              --------        --------

              TOTAL LIABILITIES                                238,316         230,615
                                                              --------        --------

                              STOCKHOLDERS' EQUITY

Common stock, no par value;
   2,000,000 shares authorized
   699,774 shares issued and outstanding in 1995;
   699,024 shares in 1994                                        5,233           5,190
Capital surplus                                                  7,847           7,847
Retained earnings                                               11,064          10,015
Net unrealized loss on securities available for sale               (60)           (568)
   (net tax of $30 in 1995 and $284 in 1994)                  --------        --------


              TOTAL STOCKHOLDERS' EQUITY                        24,084          22,484
                                                              --------        --------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY           $262,400        $253,099
                                                              ========        ========


                                  (Concluded)

                See notes to consolidated financial statements.

FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                        Three Months Ended           Six Months Ended
                                                            June 30,                      June 30,
                                                       1995        1994             1995       1994
                                                   --------------------------    --------------------------
                                                   (Unaudited)(000's omitted)    (Unaudited)(000's omitted)
                                                       except per share data       except per share data
                                                   --------------------------    --------------------------
Interest Income:
     Interest and fees on loans                      $4,937     $3,027            $ 9,367     $5,380
     Interest on investment securities:
        Taxable                                         365        496                794        839
        Exempt from Federal income taxes                 45         90                 98        174
    Other interest income                               113         23                268         78
                                                     ------     ------            -------     ------

       TOTAL INTEREST INCOME                          5,460      3,636             10,527      6,471

Interest Expense:
    Interest on deposits                              2,271      1,396              4,414      2,577
    Interest on borrowings                              120         49                183         82
                                                     ------     ------            -------     ------

       TOTAL INTEREST EXPENSE                         2,391      1,445              4,597      2,659
                                                     ------     ------            -------     ------
       NET INTEREST INCOME                            3,069      2,191              5,930      3,812
Provision for loan losses                                78         20                147         20
                                                     ------     ------            -------     ------
        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES                     2,991      2,171              5,783      3,792

Non-Interest Income
    Service charges on deposit accounts                 150        107                297        182
    Securities gains (losses)                           (23)         6                (19)        60
    Other                                               223        129                439        250
                                                     ------     ------            -------     ------

         TOTAL NON-INTEREST INCOME                      350        242                717        492

Non-Interest Expenses:
    Salaries & employee benefits                        914        678              1,835      1,262
    Occupancy expense                                   160        109                311        203
    Furniture and equipment expense                     233        131                431        251
    Other                                               901        719              1,746      1,277
                                                     ------     ------            -------     ------

           TOTAL NON-INTEREST EXPENSES                2,208      1,637              4,323      2,993

Income before income taxes                            1,133        776              2,177      1,291

Income taxes                                            349        137                618        228
                                                     ------     ------            -------     ------

           NET INCOME                                $  784     $  639            $1 ,559     $1,063
                                                     ======     ======            =======     ======

           NET INCOME PER SHARE                      $ 1.12     $ 1.08            $  2.23     $ 1.94
                                                     ======     ======            =======     ======

Dividends declared per share                         $ 0.24     $ 0.18            $  0.47     $ 0.18
                                                     ======     ======            =======     ======


                                  (Concluded)

                 See notes to consolidated financial statements

                     CONSOLIDATED STATEMENT OF  CASH FLOWS

                                                                         Six Months Ended
                                                                             June 30
                                                                     --------------------------
                                                                         1995       1994
                                                                     --------------------------
                                                                     (Unaudited)  (000's omitted)
Net income                                                           $  1,559       $  1,063
Adjustments to reconcile net income to net cash
   provided by operating activities
       Provision for possible losses                                      147             20
       Depreciation                                                       388            246
       Amortization                                                        75            165
       Accretion                                                           (5)           (60)
       (Gains) losses on investment securities                             19           (171)
       Increase in interest receivable and other assets                  (591)          (235)
       Increase in interest payable and other liabilities               1,040             87
       Gains on sale of bank premises and equipment                       (41)             0
                                                                     --------       --------
       NET CASH PROVIDED BY OPERATING ACTIVITIES                        2,591          1,115

Cash Flows From Investing Activities:

   Held to maturity securities purchased                               (1,511)        (1,565)
   Proceeds from maturities of held to maturity securities              1,408          1,715
   Purchase of securities available for sale                             (974)        (5,026)
   Proceeds from sales of securities available for sale                 9,014          3,042
   Proceeds from maturities of securities available for sale            1,997          2,185
    Net increase in loans                                             (21,707)       (16,473)
    Time deposits matured                                               3,628            100
    Time deposits purchased                                            (3,100)             0
    Purchase of bank premises and equipment                              (590)        (1,361)
    Acquisition of Bank of Stephenson, net of cash and
       cash equivalents acquired                                           0          (2,034)
                                                                     --------       --------
         NET CASH USED IN INVESTING ACTIVITIES                        (11,835)       (19,417)

Cash Flows From Financing Activities:

   Net increase in deposits                                             2,069          8,387
   Increase in notes payable                                            6,014          4,750
   Payment of dividends                                                  (510)          (301)
   Proceeds from stock issuance                                            43            215
   Purchase of treasury shares                                              0             (7)
                                                                     --------       --------

        NET CASH PROVIDED BY FINANCING ACTIVITIES                       7,616         13,044
                                                                     --------       --------

        NET DECREASE IN CASH AND CASH EQUIVALENTS                      (1,628)        (5,258)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                         14,319         11,932
                                                                     --------       --------

CASH AND CASH EQUIVALENTS, END OF PERIOD                             $ 12,691       $  6,674
                                                                     ========       ========


                                  (continued)

Supplemental disclosure of cash flow information

Cash paid during the year for:

                                                                 1995       1994
                                                               ------     ------
                                                                 (000's omitted)
Interest                                                       $4,597     $2,659
Income Taxes                                                      592        228

Supplemental disclosure of non-cash investing activity
    Transfer from loans to Other Real Estate                      339         69


*Acquisition of Bank of Stephenson (Bank), net of cash and cash equivalents acquired:


                                  (Concluded)

                See notes to consolidated financial statements

FIRST MANISTIQUE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 1995

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

In the opinion of management of the Corporation, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of June 30, 1995 and the results of its operations and its cash flows for the six months then ended. Such adjustments were of a normal recurring nature.

The results of operations for the six months ended June 30, 1995 are not necessarily indicative of the results that will occur for the year ended December 31, 1995. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The results of operation for the six months ended June 30, 1994 as reported in the accompanying financial statements are reported on a historical basis. The results attributable to the acquisition of the Bank of Stephenson, are included herein after the purchase date of February 8, 1994. Similarly, the acquisition of a substantial portion of the assets and liabilities of Newberry State Bank, purchased December 8, 1994, had no impact on the results of operations for the quarter ended June 30, 1994.

For the six months ended June 30, 1995 the Corporation's average outstanding shares totaled 699,135 and for the second quarter 1995 average outstanding shares equaled 699,246. This compares to 548,658 average outstanding for the six months ended June 30, 1994 and 588,853 average outstanding shares for the second quarter 1994.

NOTE B - ACQUISITIONS

On February 8, 1994 the Corporation purchased 100% of the outstanding stock of the Bank of Stephenson with total assets of approximately $70,000,000. The results of the operations of the bank have been incorporated in the accompanying financial statements after the purchase date. Assuming the Bank of Stephenson had been acquired January 1, 1994, the estimated total revenues, net income and earnings per share amounts for the six months ending June 30, 1994 would have been as follows:

Total Revenue                                                           $6,963
Net Income                                                               1,129
Net income per common share                                             $ 2.06

NOTE C - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS


The Corporation adopted SFAS NO. 114, "Accounting by Creditors for Impairment of a Loan" effective January 1, 1995. This statement requires that a specific measurement basis be applied to loans when it is probable that all amounts due under terms of the loan agreement will not be collected. The impact of the Company's adoption of this statement was not material to its consolidated financial statements.

The Financial Accounting Standards Board recently released Statement of Financial Accounting Standards No. 122 "Accounting for Mortgage Servicing Rights" (SFAS No.122) This statement changes the accounting for mortgage servicing rights retained by the loan originator. Under this standard, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under current practice, all such costs were assigned to the loan. The costs allocated to mortgage servicing rights will be recorded as a separate asset and be amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment.

The Bank currently retains servicing on almost all loans originated and sold into the secondary market. Accordingly, this statement will apply to most loan sales. The impact on the Company's results of operations and financial position will depend upon the volume of loans sold with servicing retained, the cost of loans originated, the relative fair values of loans and servicing rights at the point of sale, among other factors. In general, the standard will increase the amount of income recognized when loans are sold or securitized and will reduce the amount of income recognized during the servicing period.

This statement is effective for the Company in fiscal 1996, although early implementation is permitted. The statement applies to loan sale transactions after implementation; retroactive application to servicing rights created prior to adoption of the statement is prohibited.

NOTE D - INVESTMENT SECURITIES
(000's omitted)

Debt and equity securities have been classified in the accompanying consolidated balance sheets according to management's intent. The amortized cost and fair market value of securities at June 30, 1995 and December 31, 1994 are as follows:



                                          Amortized          Unrealized             Estimated
                                             Cost       Gains         Losses        Fair Value
                                          ---------     --------------------        ----------
    06/30/95
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal agencies           $11,270        $0         ($97)          $11,173
States and Political Subdivisions                477         7            0               484
Other Securities                               1,499         0            0             1,499
                                             -------        --        -----           -------

                                              13,246         7          (97)           13,156
                                             =======        ==        =====           =======

    12/31/94
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal agencies            17,696         3         (642)           17,057
States and Political Subdivisions              3,348         2         (220)            3,130
Other Securities                               1,751         0           (9)            1,742
                                             -------        --        -----           -------

                                              22,795         5         (871)           21,929
                                             =======        ==        =====           =======

    06/30/95
SECURITIES HELD TO MATURITY
U.S. Treasury and Federal agencies             8,698         0         (130)            8,568
States and Political Subdivisions              1,035         2           (1)            1,036
Other Securities                               3,881         0          (49)            3,832
                                             -------        --        -----           -------

                                              13,614         2         (180)           13,436
                                             =======        ==        =====           =======

    12/31/94
SECURITIES HELD TO MATURITY
U.S. Treasury and Federal agencies             8,799         0         (477)            8,322
States and Political Subdivisions              1,150         2           (9)            1,143
Other Securities                               4,497         0         (184)            4,313
                                             -------        --        -----           -------

                                             $14,446        $2        ($670)          $13,778
                                             =======        ==        =====           =======

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's discussion and analysis of the Corporation's financial condition and earnings performance. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the six months ended June 30, 1995.

HIGHLIGHTS

The results of the Corporation's aggressive expansion activities were evident in the second quarter of 1995. Net income for the quarter was nearly 23% higher than the second quarter of 1994, driven primarily by the impact of the acquisition of Newberry State Bank at the end of 1994 (the effects of the Bank of Stephenson acquisition are fully reflected in the second quarter of both 1995 and 1994).

Despite its rapid growth, the Corporation has been able to increase its strong net interest margin (4.99% for the six months ended June 30, 1995, compared to 4.85% in the second quarter of 1994). This has been fueled by strong loan demand. The loan to deposit ratio moved up to 90.6% at June 30, 1995, from 81.7% at December 31, 1994. Because of the relatively flat deposit balances the Corporation funded the almost $22 million in loan growth through over six million in additional borrowings and a reduction in investment securities of approximately $10.0 million. The remaining funding came from a reduction in non-interest bearing deposits and minor deposit growth.

The Corporation continues to work at growing its base of stable deposits in order to meet loan demand. On May 1, 1995 one of the Corporation's bank subsidiaries entered into an agreement to acquire First of America's Rudyard branch. This acquisition, which is expected to close September 15, 1995 will add deposits of approximately nine million dollars. On May 1, 1995 a new branch was opened on Mackinac Island.

On July 31, 1995 the Corporation announced that a Letter of Intent to Affiliate had been signed by both South Range State Bank (South Range) and the Corporation. The proposed affiliation is subject to completion of a definitive agreement between the parties and approval of various regulatory agencies as well as the approval of the Shareholders of South Range. The affiliation would be accomplished through an exchange of cash and notes of First Manistique Corporation for 100% of the outstanding stock of South Range. South Range had total assets of $35,193,000 as June 30, 1995.

The Corporation has filed an application with the Financial Institutions Bureau to merge its two existing bank subsidiaries. The merger is expected to take place on October 1, 1995.

First Northern Services Company, a wholly owned subsidiary of the Corporation, ceased its appraisal services July 1, 1995. The appraisals are now performed by a bank subsidiary.

See note C for discussion of new accounting standards.


RESULTS OF OPERATIONS

The Corporation's net income increased from $1,063,000 for the six months ended June 30, 1994 to $1,559,000 for the same period in 1995. This 46.7% increase was greater than 22.7% increase for the second quarter because the results from the Bank of Stephenson acquisition were included in all of 1995's first quarter but in only a portion of 1994's first quarter.

Net interest income has grown with the Corporation's overall growth. Interest income is driven by the Corporation's strong loan levels, as describe above. See "Loan portfolio and loan loss experience" for a more detailed explanation of the loan portfolio's performance. Installment loans increased by 23.5% for the six months ended June 30, 1995 compared to 82.4 % for the same period 1994 (the Bank of Stephenson accounted for nearly all of the 1994 growth). Second quarter growth was a slightly lower pace of 17.1% because the effects of the Bank of Stephenson were fully reflected in the second quarter of 1994. Leases increased by 28.6% for the first six months ended June 30, 1995. The leases growth in the second quarter of 1995 was 16.2%, primarily a function of management's decision on controlled quality asset growth.

Non-interest income increased by 45.7% for the six months of 1995 compared to same period in 1994. The acquisitions of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 28.6% of increase. For the second quarter 1995 the increase was a similar 44.6% increase. The principal reason for most of the increase was the increased volume of deposit accounts resulting in an increase in service charges, other income also increased with the growth of the Corporation. Management expects that this trend will continue.

Non-interest expense increased by 44.4% for the first six months of 1995 compared to the same period for 1994. The acquisitions of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 82.6% of the increase. For the second quarter 1995 the increase was 23.9%. The reason for the smaller increase in the second quarter reflects the Bank of Stephenson partial effect on the first quarter 1994 and full effect in the second quarter of 1994. The principal reasons for the balance of the increase was due to the increase in salary and benefits, furniture and equipment expense. Salaries and benefits increased due to additional personnel hired and to normal salary increases. The furniture and equipment expense increased due to depreciation and maintenance costs related to growth and the remodeling of the Manistique Office in July of 1994. Management expects non-interest expense to continue to increase during 1995 as corporate growth continues.

The Corporation's effective tax rate has increased to 28.4% for the six months ended June 30, 1995 compared to 17.7% for the corresponding 1994 period. This increase is due to a reduction in the tax exempt interest earning assets by the Corporation in 1995 compared to 1994.

LIQUIDITY

The Corporation's banking subsidiaries have many sources of ready liquidity including amounts due form banks, deposits, investment securities and Federal Home Loan Advances. Additionally, the Corporation is generally able to obtain cash through borrowings and issuance of common stock.

The consolidated statement of cash flows for the second quarter ending June 30, 1995 showed a total cash and cash equivalent of $12,691,000 compared to $6,674,000 as of June 30, 1994. The primary reason for the increase was an increase in notes payable of $6,014,000. The major use of the cash flows was a net increase in loans for second quarter ending June 30, 1995 of $13,501,000, which compares to an increase of $9,032,000 during second quarter of 1994.
This reflects our continued strong loan demand and extends a trend that has existed for the last five years. The net deposits increased during the second quarter of 1995 by $584,000 which compares to a $2,356,000 decrease during the second quarter of 1994.

Federal Home Loan Advances increased by $3,924,000 during second quarter ending June 30, 1995. Net proceeds from sales and maturities of securities exceeded securities purchased by $7,482,000 during second quarter ending June 30, 1995. Net cash provided by operating activities amounted to $1,155,000 during second quarter ending June 30, 1995.

CAPITAL ADEQUACY
(In thousands of dollars)

The Corporations capital position compared to the regulatory minimum requirements is as follows:

                                                                                  Regulators
                                               06/30/95          06/30/94         Minimum
                                               --------          --------         ----------
Tier I Capital to Risk Weighted Assets           10.85%            12.41%           4.00%
Tier II Capital to Risk Weighted Assets          12.10%            13.68%           8.00%
Leverage - Tier I to Ave. Total Assets            7.75%             8.53%           4.00%


LOAN PORTFOLIO AND LOAN LOSS EXPERIENCE

Total loans increased by 46.9% in the first six months of 1995 compared to the first six months of 1994. This increase was primarily due to the Newberry acquisition which accounted for nearly 34.0% of the increase. The remainder of this increase is the result of continued strong loan demand in our ever increasing market area.


Non-Accrual, Past Due and Restructured Loans:

The following table summarizes the Company's non-accrual, past due and restructured loans: (In thousands of dollars)

                                                   06/30/95                06/30/94
                                                   --------                --------
Non-Accrual Loans                                    $  147                    $ 38
Past due 90 days or more still accruing              $1,293                    $183
Interest Income that would have been recorded
   under original terms                              $    7                    $  2
Interest Income recorded for loans in non-           $    4                    $  1
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

Potential Problem Loans

At June 30, 1995 the Corporation had no known loans for which payments are current, but on which the borrowers are currently experiencing severe financial difficulties

Summary of Loan Loss Experience
(In thousands of dollars)

                                                         06/30/95      06/30/94
Beginning Balance of Allowance                             $2,350        $  917
Loans Charged Off
    Commercial                                                 83            99
    Real Estate Mortgage                                        0            36
    Installment                                               109           148
Total Loans Charged Off                                       192           283

Recoveries of Loans
    Commercial                                                232           121
    Real Estate Mortgage                                        1            38
    Installment                                                59            52
Total Recoveries on Loans                                     292           211

Net Charge Offs (Recoveries)                                 (100)           72

Additions to Allowance                                        147            20
Additions (Deletions) to Allowance from acquisitions           (6)        1,076
                                                           ------        ------

Ending Balance of Allowance                                $2,591        $1,941
                                                           ======        ======

The following table shows the amounts of loans (excluding residential mortgages for 1-4 family residences and installment loans) outstanding as of June 30, 1995, which, based on remaining scheduled repayments of principal, are due in the period indicated and loans maturing after one year by fixed and variable rates. (In thousands of dollars)

                                                                   Maturing
                                                                  After One
                                                      Within      But Within        After
                                                     One Year     Five Years     Five Years       Total
Commercial, financial and agricultural               $19,765       $54,776        $ 9,665       $ 84,206
Real Estate Mortgage                                   1,034         2,270          1,010       $  4,314
Leases                                                 2,579        12,874         11,881         27,334
                                                     -------       -------        -------       --------
      TOTAL                                          $23,378       $69,920        $22,556       $115,854
                                                     =======       =======        =======       ========

Loans Maturing after one year with
    Fixed int. rates                                                23,360         13,330
    Variable int. rates                                             46,560          9,226
                                                                   -------        -------
      TOTAL                                                        $69,920        $22,556
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

                                     INDEX

                 FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            Consolidated balance sheets - June 30, 1995 (Unaudited)
            and December 31, 1994                                              I-1-2

            Consolidated statements of income - three and six months
            ended June 30, 1995 and 1994 (Unaudited)                           I-3

            Consolidated statements of cash flows - six
            months ended June 30, 1995 and 1994 (Unaudited)                    I-4-5

            Notes to consolidated financial statements - June 30, 1995         I-6-7-8

ITEM 2.  Management's Discussion and Analysis of
                 Financial Condition and Results of Operations                 I-9-13

PART II.  OTHER INFORMATION

ITEM 6.  Reports on Form 8-K                                                   II-1

Signatures                                                                     II-1

PART II -- OTHER INFORMATION

ITEM 6.  Reports on Form 8-K

         The Corporation did not file a current report on Form 8-K during the six month period ended June 30, 1995.

All other items required under Part II are omitted because they are not applicable.






                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        FIRST MANISTIQUE CORPORATION
                                        --------------------------------
                                               (Registrant)


Date
------------------                      ---------------------------------
                                        Daniel R. Purcell
                                        Chief Financial Officer

                                 EXHIBIT INDEX


                                                        SEQUENTIALLY
EXHIBIT                                                   NUMBERED
NUMBER                    DESCRIPTION                       PAGE
-------                   -----------                   ------------
27     --     Financial Data Schedule