Form 10-Q
period 1995-09-30
FIRST MANISTIQUE CORP
filed 1995-11-14
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-Q

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES AND EXCHANGE ACT OF 1934
For the quarterly period ended             September 30, 1995

                                       OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
        SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______________ to _________________
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


                                 (906)-341-8401
             (Registrant's telephone number, including area code)

  (Former name, former address and former fiscal year, if changed since last report)

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X____ No ________


   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest possible date.

 Type:  common       Date:  October 18, 1995        Number of shares:  702,239

                                     INDEX

                 FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES

PART I.  FINANCIAL INFORMATION

ITEM 1.  Financial Statements

            Consolidated balance sheets - September 30, 1995 (Unaudited)
            and December 31, 1994                                              I-1-2

            Consolidated statements of income - three and nine months
            ended September 30, 1995 and 1994 (Unaudited)                        I-3

            Consolidated statements of cash flows - nine
            months ended September 30, 1995 and 1994 (Unaudited)               I-4-5

            Notes to consolidated financial statements - September 30, 1995  I-6-7-8

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

PART II.  OTHER INFORMATION

ITEM 6.  Reports on Form 8-K                                                    II-1

Signatures                                                                      II-1



PART I.  FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS

FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(000's omitted)
                                     ASSETS

                                                           September 30,  December 31,
                                                               1995          1994
                                                           ---------------------------
                                                                    (Unaudited)
Cash and cash equivalents:
    Cash and noninterest bearing deposits                     $13,722       $10,219
    Federal funds sold                                              0         4,100
                                                             --------      --------

          TOTAL CASH AND CASH EQUIVALENTS                      13,722        14,319

Interest bearing time deposits                                      0         2,422

Investment securities:
    Securities available for sale                              12,345        21,929

    Securities held to maturity
    (estimated fair value 1995 $17,082 and 1994 $13,778)       17,082        14,446
                                                             --------      --------


          TOTAL INVESTMENT SECURITIES                          29,427        36,375

Loans:
    Commercial, financial and agricultural loans               93,554        78,138
    Real estate loans - mortgage                               55,818        56,987
    Installment loans                                          30,881        26,785
    Leases                                                     30,903        21,259
                                                             --------      --------

            TOTAL LOANS                                       211,156       183,169

    Less:   Allowance for  loan losses                         (2,690)       (2,350)
                                                             --------      --------

            NET LOANS                                         208,466       180,819


Bank premises and equipment                                    10,897         9,803
Accrued interest receivable and other assets                    8,935         9,361
                                                             --------      --------

            TOTAL ASSETS                                     $271,447      $253,099
                                                             ========      ========

                                      I-1
                                  (continued)

                     LIABILITIES
                                                                  September 30,    December 31,
                                                                      1995             1994
                                                                  -----------------------------
                                                                           (Unaudited)

Deposits:
    Non interest-bearing                                             $27,964         $24,272
    Interest-bearing                                                 208,704         199,864
                                                                    --------        --------

              TOTAL DEPOSITS                                         236,668         224,136

Notes Payable                                                          6,866           3,552
Accrued interest payable and other liabilities                         3,164           2,927
                                                                    --------        --------

              TOTAL LIABILITIES                                      246,698         230,615
                                                                    --------        --------

                             STOCKHOLDERS' EQUITY

Common stock, no par value;
   2,000,000 shares authorized
   701,424 shares issued and outstanding in 1995;
   699,024 shares in 1994                                              5,295           5,190
Capital surplus                                                        7,847           7,847
Retained earnings                                                     11,640          10,015
Net unrealized loss on securities available for sale
   (net tax of $17 in 1995 and $284 in 1994)                             (33)           (568)
                                                                    --------        --------

                TOTAL STOCKHOLDERS' EQUITY                            24,749          22,484
                                                                    --------        --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $271,447        $253,099
                                                                    ========        ========


                                  (Concluded)


                See notes to consolidated financial statements.

FIRST MANISTIQUE CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME

                                                Three Months Ended             Nine Months Ended
                                                    September 30,                September 30,
                                                 1995       1994                1995       1994
                                              ------------------------     ------------------------
                                             (Unaudited)(000's omitted)    (Unaudited)(000's omitted)
                                                except per share data        except per share data
                                              ------------------------     ------------------------
Interest Income:
     Interest and fees on loans                $5,222     $3,285              $14,589     $8,665
     Interest on investment securities:
        Taxable                                   359        404                1,153      1,243
        Exempt from Federal income taxes           16         62                  114        236
    Other interest income                         115         51                  383        129
                                               ------     ------              -------    -------
       TOTAL INTEREST INCOME                    5,712      3,802               16,239     10,273

Interest Expense:
    Interest on deposits                        2,330      1,477                6,744      4,054
    Interest on borrowings                        128        100                  311        182
                                               ------     ------              -------    -------

       TOTAL INTEREST EXPENSE                   2,458      1,577                7,055      4,236
                                               ------     ------              -------    -------

       NET INTEREST INCOME                      3,254      2,225                9,184      6,037
Provision for loan losses                         230         50                  377         70
                                               ------     ------              -------    -------

        NET INTEREST INCOME AFTER
        PROVISION FOR LOAN LOSSES               3,024      2,175                8,807      5,967

Non-Interest Income:
    Service charges on deposit accounts           133        108                  430        290
    Securities gains (losses)                       0         41                  (19)       101
    Other                                         107        208                  546        458
                                               ------     ------              -------    -------

         TOTAL NON-INTEREST INCOME                240        357                  957        849

Non-Interest Expenses:
    Salaries & employee benefits                  994        818                2,829      2,080
    Occupancy expense                             173        111                  484        314
    Furniture and equipment expense               213        140                  644        391
    Other                                         844        779                2,590      2,056
                                               ------     ------              -------    -------

           TOTAL NON-INTEREST EXPENSES          2,224      1,848                6,547      4,841

Income before income taxes                      1,040        684                3,217      1,975

Income taxes                                      296        144                  914        372
                                               ------     ------              -------    -------

           NET INCOME                          $  744     $  540               $2,303     $1,603
                                               ======     ======              =======    =======


           NET INCOME PER SHARE                $ 1.06     $ 0.92               $ 3.28     $ 2.72
                                               ======     ======              =======    =======

Dividends declared per share                   $ 0.24     $ 0.47               $ 0.97     $ 1.07
                                               ======     ======              =======    =======

                                  (Concluded)

                 See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF  CASH FLOWS


                                                                                Nine Months Ended
                                                                                   September 30
                                                                            --------------------------
                                                                               1995            1994
                                                                            --------------------------
                                                                            (Unaudited)(000's omitted)
Net income                                                                    $2,303          $1,603
Adjustments to reconcile net income to net cash
   provided by operating activities
       Provision for possible losses                                             377              70
       Depreciation                                                              576             381
       Amortization                                                              474             166
       Accretion                                                                  (7)             (6)
       (Gains) losses on investment securities                                    19             (99)
       Increase/(Decrease) in interest receivable and other assets               166            (472)
       Increase/(Decrease) in interest payable and other liabilities             (10)           (203)
       Gains on sale of bank premises and equipment                              (41)              0
                                                                             -------         -------

        NET CASH PROVIDED BY OPERATING ACTIVITIES                              3,857           1,440

Cash Flows From Investing Activities:
   Held to maturity securities purchased                                      (4,248)         (1,735)
   Proceeds from maturities of held to maturity securities                     1,609           2,408
   Purchase of securities available for sale                                    (974)         (1,119)
   Proceeds from sales of securities available for sale                        9,014           7,422
   Proceeds from maturities of securities available for sale                   2,156           2,977
    Net increase in loans                                                    (28,024)        (25,125)
    Time deposits matured                                                     45,170             195
    Time deposits purchased                                                  (42,801)         (3,940)
    Purchase of bank premises and equipment                                   (1,629)         (1,905)
    Acquisition of Bank of Stephenson, net of cash and
        cash equivalents acquired                                                  0          (4,493)

         NET CASH USED IN INVESTING ACTIVITIES                               (19,727)        (25,315)

Cash Flows From Financing Activities:
    Net increase in deposits                                                  12,532          17,998
    Increase in notes payable                                                  3,314           2,991
    Payment of dividends                                                        (678)           (419)
    Proceeds from stock issuance                                                 105             242

        NET CASH PROVIDED BY FINANCING ACTIVITIES                             15,273          20,812
                                                                             -------         -------


      NET DECREASE IN CASH AND CASH EQUIVALENTS                                 (597)         (3,063)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                14,319          14,390
                                                                             -------         -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                     $13,722         $11,327
                                                                             =======         =======

                                  (continued)

Supplemental disclosure of cash flow information

Cash paid during the period for:

                                                               1995       1994
                                                              ------     ------
                                                               (000's omitted)
Interest                                                      $6,831     $4,106
Income Taxes                                                   1,016        721

Supplemental disclosure of non-cash investing activity
    Transfer from loans to Other Real Estate                     339         69



*Acquisition of Bank of Stephenson (Bank), net of cash and cash equivalents acquired:





                                  (Concluded)

                 See notes to consolidated financial statements

FIRST MANISTIQUE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
SEPTEMBER 30, 1995

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

In the opinion of management of the Corporation, the unaudited consolidated financial statements include all adjustments necessary for a fair presentation of its financial position as of September 30, 1995 and the results of its operations and its cash flows for the nine months then ended. Such adjustments were of a normal recurring nature.

The results of operations for the nine months ended September 30, 1995 are not necessarily indicative of the results that will occur for the year ended December 31, 1995. The balance sheet at December 31, 1994 has been derived from the audited financial statements at that date. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

The results of operation for the nine months ended September 30, 1994 as reported in the accompanying financial statements are reported on a historical basis. The results attributable to the acquisition of the Bank of Stephenson, are included herein after the purchase date of February 8, 1994. Similarly, the acquisition of a substantial portion of the assets and liabilities of Newberry State Bank, purchased December 8, 1994, as well as the purchase of the First of America Rudyard branch, purchased September 15, 1995, had no impact on the results of operations for the quarter ended September 30, 1994. For the nine months ended September 30, 1995 the Corporation's average outstanding shares totaled 701,424 and for the third quarter 1995 average outstanding shares equaled 699,903. This compares to 589,194 average outstanding for the nine months ended September 30, 1994 and 589,268 average outstanding shares for the third quarter 1994.

NOTE B - ACQUISITIONS

On February 8, 1994 the Corporation purchased 100% of the outstanding stock of the Bank of Stephenson with total assets of approximately $70,000,000. The results of the operations of the bank have been incorporated in the accopanying financial statements after the purchase date. Assuming the Bank of Stephenson had been acquired January 1, 1994, the estimated total revenues, net income and earnings per share amounts for the nine months ending September 30, 1994 would have been as follows:

Total Revenue                                      $11,245
Net Income                                           1,669
Net income per common share                          $2.83

Neither the partial acquisition of Newberry State Bank or the First of America Rudyard branch had an impact on the earnings for the nine months ending September 30, 1994.

NOTE C - STATEMENTS OF FINANCIAL ACCOUNTING STANDARDS


The Corporation adopted SFAS NO. 114, ""Accounting by Creditors for Impairment of a Loan" effective January 1, 1995. This statement requires that a specific measurement basis be applied to loans when it is probable that all amounts due under terms of the loan agreement will not be collected. The impact of the Company's adoption of this statement was not material to its consolidated financial statements.

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

NOTE D - INVESTMENT SECURITIES
(000's omitted)

Debt and equity securities have been classified in the accompanying consolidated balance sheets according to management's intent. The amortized cost and fair market value of securities at September 30, 1995 and December 31, 1994 are as follows:



                                              Amortized               Unrealized            Estimated
                                                 Cost              Gains       Losses       Fair Value
                                              ---------            ------------------       ----------
09/30/95
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal agencies              $10,811             $0          ($59)        $10,752
States and Political Subdivisions                   477              9             0             486
Other Securities                                  1,107              0             0           1,107
                                                -------             --         -----         -------
                                                 12,395              9           (59)         12,345
                                                =======             ==         =====         =======

12/31/94
SECURITIES AVAILABLE FOR SALE
U.S. Treasury and Federal agencies               17,696              3          (642)         17,057
States and Political Subdivisions                 3,348              2          (220)          3,130
Other Securities                                  1,751              0            (9)          1,742
                                                -------             --         -----         -------

                                                 22,795              5          (871)         21,929
                                                =======             ==         =====         =======
09/30/95
SECURITIES HELD TO MATURITY
U.S. Treasury and Federal agencies                8,641              0           (82)          8,559
States and Political Subdivisions                   835              5            (1)            839
Other Securities                                  7,606              0           (37)          7,569
                                                -------             --         -----         -------

                                                 17,082              5          (120)         16,967
                                                =======             ==         =====         =======


12/31/94
SECURITIES HELD TO MATURITY
U.S. Treasury and Federal agencies                8,799              0          (477)          8,322
States and Political Subdivisions                 1,150              2            (9)          1,143
Other Securities                                  4,497              0          (184)          4,313
                                                -------             --         -----         -------

                                                $14,446             $2         ($670)        $13,778
                                                =======             ==         =====         =======


MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following presents management's' discussion and analysis of the Corporation's financial condition and earnings performance. This review highlights the major factors affecting results of operations and any significant changes in financial condition for the three and nine months ended September 30, 1995.

HIGHLIGHTS

The results of the Corporation's aggressive expansion activities were again evident in the third quarter of 1995. Net income for the quarter was nearly 38% higher than the third quarter of 1994, driven primarily by the impact of the acquisition of Newberry State Bank at the end of 1994 (the effects of the Bank of Stephenson acquisition are fully reflected in the third quarter of both 1995 and 1994). The purchase of the First of America (FOA) Rudyard branch had no significant impact on third quarter 1995 earnings.

Despite its rapid growth, the Corporation has been able to increase its strong net interest margin (5.06% for the nine months ended September 30, 1995, compared to 4.92% in the third quarter of 1994). This has been fueled by strong loan demand. The loan to deposit ratio moved to 90.1% at September 30, 1995, from 81.7% at December 31, 1994. Deposit growth of $10 million was primarily attributed to the acquisition of the FOA Rudyard branch. Loan growth was funded by additional FHLB advances, deposit growth, maturing investments and a reduction in iterest bearing time deposits.

The Corporation continues to work at growing its base of stable deposits in order to meet loan demand. The acquisition of the FOA Rudyard branch was completed on September 15, 1995. An addition of approximately nine million dollars of deposits resulted from this action.

On August 30, 1995 the Corporation signed a definitive agreement with South Range State Bank. The affiliation will be accomplished through an exchange of cash and notes of First Manistique Corporatiom for 100% of the outstanding stock of South Range. South Range had total assets of $35,685,000 as September 30, 1995.

The Corporation has received approval from the Financial Institutions Bureau to merge its two existing bank subsidiaries. The merger was executed on October 1, 1995.

First Northern Services Company, a wholly owned subsidiary of the Corporation, ceased its appraisal services July 1, 1995. The appraisals are now performed by First Northern Bank and Trust, a bank subsidiary.

See note C for discussion of new accounting standards.


RESULTS OF OPERATIONS

The Corporation's net income increased from $1,603,000 for the nine months ended September 30, 1994 to $2,303,000 for the same period in 1995. This 43.7% increase was greater than 37.8% increase for the third quarter because the results from the Bank of Stephenson acquisition were included in all of 1995's first quarter but in only a portion of 1994's first quarter. Additionally the net interest margin widen on a larger asset base.

Net interest income has grown with the Corporation's overall growth. Interest income is driven by the Corporation's strong loan levels, as describe above. See "Loan portfolio and loan loss experience" for a more detailed explanation of the loan portfolio's performance. Installment loans increased by 15.3% for the nine months ended September 30, 1995 compared to 156.7 % for the same period 1994 (the Bank of Stephenson accounted for nearly all of the 1994 growth). In third quarter installment loans declined slightly by 6.6%. Leases increased by 45.4% for the first nine months ended September 30, 1995. The lease growth in the third quarter of 1995 was 13.1%, do to management's decision on the mix asset growth, which focuses on these higher yielding assets.

Non-interest income increased by 26.0% for the nine months of 1995 compared to same period in 1994. The acquisitions of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 44.3% of increase. For the third quarter 1995 the increase was a smaller 8.3% increase. The principal reason for most of the increase was the increased volume of deposit accounts resulting in an increase in service charges, other income also increased with the growth of the Corporation. Management expects that this trend will continue.

Non-interest expense increased by 35.2% for the first nine months of 1995 compared to the same period for 1994. The acquisitions of Stephenson on February 8, 1994 and Newberry on December 8, 1994 accounted for approximately 44.3% of the increase. For the third quarter 1995 the increase was 20.3%. The reason for the smaller increase in the third quarter reflects the Bank of Stephenson partial effect on the first quarter 1994 and full effect in the third quarter of 1994. The principal reasons for the balance of the increase was due to the increase in salary and benefits, furniture and equipment expense. Salaries and benefits increased due to additional personnel hired and to normal salary increases. The furniture and equipment expense increased due to depreciation and maintenance costs related to growth and the remodeling of the Manistique Office in July of 1994. Management expects non-interest expense to continue to increase during 1995 as corporate growth continues.

The Corporation's effective tax rate has increased to 28.4% for the nine months ended September 30, 1995 compared to 18.8% for the corresponding 1994 period. This increase is due to a reduction in the tax exempt interest earning assets by the Corporation in 1995 compared to 1994.

LIQUIDITY

The Corporation's banking subsidiaries have many sources of ready liquidity including amounts due form banks, deposits, investment securities and Federal Home Loan Advances. Additionally, the Corporation is generally able to obtain cash through borrowings and issuance of common stock.

The consolidated statement of cash flows for the third quarter ending September 30, 1995 showed a total cash and cash equivalent of $13,722,000 compared to $11,327,000 as of September 30, 1994. The primary reason for the increase was a decrease in time deposits of $1,841,000. The major use of the cash flows was a net increase in loans for third quarter ending September 30, 1995 of $6,317,000, which compares to an increase of $8,382,000 during third quarter of 1994. This reflects our continued strong loan demand and extends a trend that has existed for the last five years. The net deposits increased during the third quarter of 1995 by $10,463,000 which compares to a $9,611,000 increase during the third quarter of 1994.

Federal Home Loan Advances did not change during third quarter ending September 30, 1995. Net use of funds from purchases of securities exceeded proceeds from the sales and maturities by $2,377,000 during second quarter ending June 30, 1995. Net cash provided by operating activities amounted to $996,000 during third quarter ending September 30, 1995.

CAPITAL ADEQUACY
(In thousands of dollars)

The Corporation's capital position compared to the regulatory minimum requirements is as follows:

                                                                            Regulators
                                                      09/30/95   09/30/94    Minimum
                                                      --------   --------   ----------
Tier I Capital to Risk Weighted Assets                 10.46%     12.50%      4.00%
Tier II Capital to Risk Weighted Assets                11.66%     13.62%      8.00%
Leverage - Tier I to Ave. Total Assets                  7.70%      8.31%      4.00%


LOAN PORTFOLIO AND LOAN LOSS EXPERIENCE

Total loans increased by 15.3% in the first nine months of 1995 compared to the first nine months of 1994. This increase was primarily due to the Newberry acquisition which accounted for nearly 18.5% of the increase. The remainder of this increase is the result of continued strong loan demand in our ever increasing market area.


Non-Accrual, Past Due and Restructured Loans:

The following table summarizes the Company's non-accrual, past due and restructured loans: (In thousands of dollars)

                                                      09/30/95   09/30/94
                                                      --------   --------
Non-Accrual Loans                                         $0        $41
Past due 90 days or more still accruing                  $24       $148
Interest Income that would have been recorded
   under original terms                                   $0         $0
Interest Income recorded for loans in non-                $0         $0
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

Potential Problem Loans

At September 30, 1995 the Corporation had no known loans for which payments are current, but on which the borrowers are currently experiencing severe financial difficulties

Summary of Loan Loss Experience
(In thousands of dollars)

                                              09/30/95   09/30/94
                                              --------   --------
Beginning Balance of Allowance                 $2,350       $917
Loans Charged Off
    Commercial                                    188         99
    Real Estate Mortgage                            0         36
    Installment                                   170        156
                                               ------     ------
Total Loans Charged Off                           358        291

Recoveries of Loans
    Commercial                                    233        138
    Real Estate Mortgage                           22         39
    Installment                                    72         53
                                               ------     ------
Total Recoveries on Loans                         327        230

Net Charge Offs (Recoveries)                       31         61

Provision for Loan Losses                         377         70
Additions (Deletions) to Allowance
  from acquisitions                                (6)     1,076
                                               ------     ------

Ending Balance of Allowance                    $2,690     $2,002
                                               ======     ======

The following table shows the amounts of loans (excluding residential mortgages for 1-4 family residences and installment loans) outstanding as of September 30, 1995, which, based on remaining scheduled repayments of principal, are due in the period indicated and loans maturing after one year by fixed and variable rates. (In thousands of dollars)

                                                              Maturing
                                                              After One
                                                 Within      But Within           After
                                                One Year     Five Years         Five Years       Total
Commercial, financial and agricultural           $21,517        $60,810           $11,227        $93,554
Real Estate Mortgage                                 965          2,130               924         $4,019
Leases                                             2,781         14,524            13,598         30,903
                                                 -------        -------           -------       --------

      TOTAL                                      $25,263        $77,464           $25,749       $128,476
                                                 =======        =======           =======       ========
Loans Maturing after one year with
    Fixed int. rates                                             25,563            15,449
    Variable int. rates                                          51,901            10,300
                                                                -------           -------

      TOTAL                                                     $77,464           $25,749
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

PART II -- OTHER INFORMATION

ITEM 6.  Reports on Form 8-K

                  The Corporation did not file a current report on Form 8-K during the nine month period ended September 30, 1995.

All other items required under Part II are omitted because they are not applicable.





                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    FIRST MANISTIQUE CORPORATION
                                    ---------------------------------
                                    (Registrant)


Date                                Daniel R. Purcell
----------------------              ---------------------------------
                                    Daniel R. Purcell
                                    Chief Financial Officer

                                EXHIBIT INDEX


Exhibit
  No.                   Description                             Page
-------                 -----------                             ----
 27                     Financial Data Schedule
