Form 10-K405
period 1995-12-31
FIRST MANISTIQUE CORP
filed 1996-03-29
CIK 36506

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1995     Commission file number: 2-54663

                          FIRST MANISTIQUE CORPORATION
             (Exact name of registrant as specified in its charter)

        MICHIGAN                                           38-2062816
 (State or other jurisdiction of            (I.R.S. Employer Identification No.)
  incorporation or organization)
130 S. CEDAR STREET, MANISTIQUE, MI                                  49854
  (Address of principal executive offices)                        (Zip Code)

Registrant's telephone number, including area code:  (906) 341-8401

Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock, no par value.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
     Yes   X       No
          ---          ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [ X ].

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1996: The aggregate market value (based on limited trading) of the voting stock held by non-affiliates of the Registrant based on a per share price of $70.00 as of March 1, 1996, was $33,993,940 (common stock, no par value).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common stock, no par value, 702,988 shares outstanding, as of March 1, 1996.

Documents incorporated by reference: Portions of the Registrant's proxy statement for it's annual meeting to be held April 23, 1996, are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

First Manistique Corporation (the "Registrant") was incorporated under the laws of the state of Michigan on December 16, 1974. The Registrant owns all of the outstanding stock of it's banking subsidiaries, First Northern Bank & Trust ("First Northern") and the South Range State Bank ("South Range"). The Registrant also owns all of the outstanding stock of three nonbank subsidiaries: First Manistique Agency ("Agency"), an insurance agency which sells title, life, and health insurance, First Northern Services Company ("Service Company"), a real estate appraisal company, and First Rural Relending Company ("First Rural"), a non-profit relending company which assists qualified borrowers with discounted loan rates creating cash flow and growth potential to new or established businesses. First Northern represents the principal assets of the Registrant.

The Registrant became a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), on April 1, 1976, when it acquired First Northern and Manistique Lakes Bank. Manistique Lakes Bank merged with First Northern on May 1, 1986, with the survivor being First Northern. The Registrant acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Registrant until September 30, 1995, when it was merged into First Northern with First Northern being the survivor. First Northern acquired a substantial portion of the banking assets and assumed a substantial portion of the banking liabilities of Newberry State Bank on December 8, 1994, in exchange for cash. First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank on September 15, 1995, in exchange for cash. The Registrant acquired all of the outstanding stock of South Range on January 31, 1996, in exchange for cash and notes. South Range operates as a separate banking subsidiary of the Registrant.

First Northern is engaged in the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, and direct and indirect consumer financing.

The principal source of revenue for the Registrant is interest and fees on loans and investments. The sources of income for the three most recent years are as follows:


                                            1995     1994     1993
                                           ------   ------   ------

               Interest and fees on loans   85.1%    78.2%    76.2%
               Investment income             6.5%    12.8%    11.5%
               Other interest income         2.6%     1.5%     1.4%
               Non-interest income           5.8%     7.5%    10.9%
                                           ------   ------   ------
                                           100.0%   100.0%   100.0%
                                           ------   ------   ------


First Northern's primary market area is the area within a radius of 30 miles from it's various offices in the Upper Peninsula of Michigan. First Northern is headquartered in Manistique, Michigan. The executive offices and mailing address are located at 130 S. Cedar Street, Manistique, Michigan 49854. First Northern maintains offices in Schoolcraft, Delta, Mackinac, Luce, Alger, Menominee, Dickinson, Marquette, and Chippewa counties, as well as in the Garden Peninsula and on Mackinac Island. The population of these counties combined is approximately 240,000. First Northern operates twenty branch offices, provides drive-in convenience at sixteen locations, and has automatic teller machines operating at eight locations. First Northern has no foreign offices. The main office of South Range is located in South Range, Houghton County, Michigan, and it has two branch offices.

As of December 31, 1995, First Northern employed approximately 150 full-time and 13 part-time employees.

Banking is a highly competitive business. First Northern competes primarily with financial institutions in it's market area for loans and deposits. In it's primary market, namely the Upper Peninsula of Michigan, First Northern maintains the third largest deposit base, or approximately ten percent of the deposit market share. There are seventeen banking and savings institutions and twenty-eight credit unions with offices in the Upper Peninsula of Michigan.

In addition to the other banks, First Northern also competes for loans and deposits with savings and loan associations, credit unions, investment firms, and large national retailers, and competes for deposits with money market funds. In order to successfully compete, management has developed a sales and service culture, stresses and rewards excellent customer service, and designs products to meet the needs of the customer. First Northern also utilizes its ability to sell loans in the secondary market.

First Northern makes mortgage, commercial, and installment loans to customers primarily in the Upper Peninsula of Michigan. Fees may be charged for these services. Historically, First Northern has predominantly sold it's secondary market conforming residential mortgage loans.

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit, and standby letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Corporation had the following fixed and variable rate commitments outstanding at December 31 (in thousands):

                                                              --  1995 --                    -- 1994 --
                                                                  ----                          ----
                                                           Fixed         Variable       Fixed        Variable
                                                           -----         --------       -----        --------
    Outstanding letters of credit                                       $   1,288                     $  1,741
    Unused lines of credit                                $ 3,474           8,556        $ 2,707         6,204
    Loan commitments outstanding                                            6,882            400         6,957
                                                          -------       ---------        -------      --------

                                                          $ 3,474       $ 16,726         $ 3,107      $ 14,902
                                                          =======       =========        =======      ========

Fixed rates on unused lines of credit range from 9.5% to 10.5% at December 31, 1995.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.

First Northern supports the growth of the service industry, with its year round resort and related businesses, logging, manufacturing, and many other activities important to the growth in the Upper Peninsula. The economy of the market areas of First Northern is affected by summer and winter tourism activities and, accordingly, First Northern experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September.

There are no material concentrations of credit to, nor have other material portions of First Northern deposits been received from, a single person, persons, industry, or group.

In 1993, First Northern joined the Federal Home Loan Bank of Indianapolis, which generates an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to additional advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low- and moderate income owner occupied and affordable rental housing at subsidized interest rates.

First Northern regularly assesses it's ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were slightly more than five percent at December 31, 1995. First Northern also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1995, First Northern had no material risks attendant to foreign sources. Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have material effect upon First Northern's capital expenditures, earnings, or competitive position.

SUPERVISION AND REGULATION

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks, bank holding companies, and their affiliates. As a bank holding company registered under the Bank Holding Company Act of 1956, as amended (the "Act"), the Registrant is subject to supervision and examination by the Board of Governors of the Federal Reserve Board (Federal Reserve Board) and is required to file with the Federal Reserve Board annual reports and information regarding it's business operations and those of it's subsidiaries. The Act requires the Registrant to obtain Federal Reserve Board approval before: (a) acquiring (except in certain limited circumstances) more than a five percent ownership interest in any class of the voting securities of any bank or bank holding company; (b) acquiring all or substantially all of the assets of a bank or bank holding company; or ( c) merging or consolidating with another bank holding company.

As of September 29, 1994, the Riegle-Neal Interstate Banking and
Branching Efficiency Act was signed into law. This legislation authorizes adequately capitalized and adequately managed bank holding companies, beginning September 29, 1995, to acquire banks located outside their respective home
state, irrespective of state law.   The Federal Reserve Board is  authorized to
approve bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law. This legislation also authorizes, effective June 1, 1997 (subject to individual state rights to (a) accelerate this date or (b) to prohibit interstate branching within it's borders), banking organizations to branch nationwide by acquisition or consolidation of existing banks in other states. Michigan opted to accelerate the June 1, 1997 date to November 29, 1995 and now permits interstate branching from other states which also permit interstate branching. Interstate acquisitions and branching are subject to the approval of various federal and state agencies and other conditions. While it is too early to assess the impact of this legislation, it is reasonable to assume it could foster further industry consolidation. The Registrant could benefit indirectly from this legislation through lower supervisory costs related to overall improved quality in the industry.

First Northern is organized as a Michigan banking corporation and is regulated and supervised by the Financial Institutions Bureau of the Michigan Department of Commerce. Michigan law permits Michigan state-chartered banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Financial Institutions Bureau, a Michigan bank may relocate it's main office to any location in the state, establish and operate branch banks anywhere in the state, and contract with other banks to act as branches thereof.

First Northern accepts customer deposits, and the deposits are insured by the Federal Deposit Insurance Corporation (FDIC). Consequently, First Northern is subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. As a result of such supervision and regulation, First Northern is subject to requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, limitations on branching, and limitations on the payment of dividends on common stock. These regulations are intended primarily for the protection of the depositors and customers of First Northern, rather than shareholders of the Registrant.

The provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) directly affect banks and bank holding companies. FIRREA requires the FDIC to maintain two funds to insure customer deposits: for banks the Bank Insurance Fund (BIF), and for savings and loan associations, the Savings Association Insurance Fund. FIRREA also allows bank holding companies to acquire financially sound thrift institutions. Previously, bank holding companies could acquire only failing thrift institutions. Through a "cross-guarantee" provision in FIRREA, the FDIC may hold commonly controlled depository institutions liable if an affiliated depository institution fails. In such an event, the interests of the FDIC are placed ahead of the bank holding company shareholders.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly affects the operation of banks and their relationship with federal regulatory agencies. Under FDICIA, the FDIC has implemented a system of risk based premiums for deposit insurance pursuant to which the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. Also, under FDICIA, federal regulatory agencies are developing comprehensive safety and soundness standards. FDICIA also prescribes various supervisory actions by federal regulatory agencies based on an insured institution's level of capital. These prescribed actions increase restrictions on and heighten regulatory scrutiny of the institution as it's capital declines.

Federal law also regulates transactions between the Registrant and First Northern, including the amount and nature of loans or other extensions of credit.

The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital for First Northern. The Federal Reserve Board has also established similar guidelines for the Registrant. Compliance with such standards can also limit the amount of dividends which First Northern can pay to the Registrant and the amount of dividends the Registrant can pay to it's shareholders.

The banking industry is also affected by the monetary and fiscal policies of the federal government, including the Federal Reserve Board, which exerts considerable influence over the cost and availability of funds obtained for lending and investing.

Proposals to change the laws and regulations governing the operations and taxation of banks, and companies which control banks and other financial institutions, are frequently raised by Congress. The likelihood of any major changes and the impact such changes might have on the Registrant are, however, impossible to determine.

The Registrant and it's subsidiary bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking and trust activities along with other permitted activities closely related to banking, namely credit life and accident and health insurance.


The following table details the key determinants of net interest income: the average daily balance sheet for each year - - including the components of earning assets and supporting liabilities - - the related interest income on a fully taxable equivalent basis and interest expense, as well as the average rates earned and paid on these assets and liabilities.

Net Interest Income
For Year Ended December 31, 19xx
     (Fully taxable equivalent, in thousands)

                                                                           Year Ended December 31,
                                         ----------------------------------------------------------------------------------------
                                                   1995                             1994                         1993
                                         ----------------------------------------------------------------------------------------
                                         Average             Yield/     Average             Yield/     Average            Yield/
                                         Balance  Interest    Rate      Balance   Interest   Rate      Balance  Interest   Rate
                                         --------------------------    ----------------------------    --------------------------
ASSETS
Interest-earnings assets:
   Loans (domestic)  (1) (2) (3)        $202,570   $20,540   10.14%    $137,444    $12,151    8.84%    $80,332   $7,168    8.92%
   Taxable investment securities          25,876     1,398    5.40%      31,618      1,645    5.20%     16,501      857    5.19%
   Tax-exempt investment
      securities (2)                       2,751       195    7.09%       5,564        438    7.87%      3,736      260    6.96%
   Federal funds sold                      5,180       273    5.27%       3,942        167    4.24%      3,669      108    2.95%
   Federal Home Loan Bank                    921        83    9.01%           0          0    n/a            0        0    n/a
   Interest-bearing deposits
      with other banks                     4,127       251    6.08%         415         35    8.43%        232       20    8.62%
                                        --------   -------   ------    --------    -------    -----   --------   ------    -----

Total interest-bearing assets           $241,425   $22,740    9.42%    $178,983    $14,436    8.07%   $104,470   $8,413    8.05%

Non-interest earning assets:
   Cash and due from banks                $9,789                         $6,787                         $4,272
   Premises and equipment, net            10,036                          6,543                          3,857
   Other assets                            8,860                          3,628                          2,083
   Less:  allowance for loan
      losses                             ($2,561)                       ($1,863)                         ($849)
                                        --------                       --------                       --------

               TOTAL                    $267,549                       $194,078                       $113,833
                                        --------                       --------                       --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings deposits and interest-
      bearing demand deposits           $118,162    $4,447    3.76%     $71,148     $2,035    2.86%    $36,358   $1,000    2.75%
   Time deposits                          88,462     4,689    5.30%      82,761      3,713    4.49%     55,909    2,437    4.36%
   Federal funds purchased,
      securities sold under
      repurchase agreements,
      and other                            8,548       425    4.97%       5,306        305    5.75%      2,435      106    4.35%
                                        --------   -------   ------    --------    -------    -----   --------   ------    -----
   Total interest-bearing
      liabilities                       $215,172    $9,561    4.44%    $159,215     $6,053    3.80%    $94,702   $3,543    3.74%
                                        --------   -------   ------    --------    -------    -----   --------   ------    -----

   Non-interest bearing liabilities
      Domestic demand deposits           $25,802                        $17,513                         $8,409
      Other                                3,653                          3,546                          1,102
   Shareholders' equity                   22,922                         13,804                          9,620
                                        --------                       --------                       --------

               TOTAL                    $267,549                       $194,078                       $113,833
                                        --------                       --------                       --------

Net interest earnings                              $13,179                          $8,383                       $4,870
                                                   -------                         -------                       ------

Net yield on interest-earning
   assets                                                     5.46%                           4.68%                        4.66%
                                                             ------                           -----                        -----


(1) For the purpose of these computations, non-accruing loans are included in the average loans amounts outstanding.
(2) Total interest income includes the effect of tax-equivalent adjustments using a 34% tax rate.
(3) Interest income on loans includes loan fees

An analysis of the changes in net interest income from period to period is presented in the following table. This analysis highlights the relative effect of the changes in interest income or expense due to changes in the average balances of earning assets and interest-bearing liabilities and changes in interest rates.

Analysis of Changes in Net Interest Income
For Year Ended December 31, 19xx
     (Fully taxable equivalent, in thousands)


                                         -----------------------------------------------------------------------------------------
                                                            1995 compared to 1994                  1994 compared to 1993
                                                      Increase (decrease) Due to (1)          Increase (decrease) Due to (1)
                                         -----------------------------------------------------------------------------------------

                                                 Volume       Rate         Net                  Volume        Rate          Net
                                         ------------------------------------------           ------------------------------------

ASSETS
Interest-earnings assets:
   Loans (domestic)                             $5,757       $2,632         8,389                  $5,094      ($111)      $4,983
   Taxable investment securities                  (299)          52          (247)                    785          3          788
   Tax-exempt investment
      securities                                  (222)         (21)         (243)                    127         51          178
   Federal funds sold                               52           54           106                       8         51           59
   Federal Home Loan Bank                           83            0            83                       0          0            0
   Interest-bearing deposits
      with other banks                             312          (96)          216                      16         (1)          15
                                             ---------      --------      -------              ----------       -----     --------
Total interest-bearing assets                   $5,683       $2,621        $8,304                  $6,030        ($7)      $6,023


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings deposits and interest-
      bearing demand deposits                   $1,345       $1,067         2,412                    $956        $79       $1,035
   Time deposits                                   256          720           976                   1,170        106        1,276
   Federal funds purchased,
      securities sold under
      repurchase agreements,
      and other                                    186          (66)          120                     125         74          199
                                             ---------      --------      -------              ----------       -----     --------
   Total interest-bearing
      liabilities                               $1,787       $1,721        $3,508                  $2,251       $259       $2,510

                                         --------------------------------------------
                                                  1993 compared to 1992
                                              Increase (decrease) Due to (1)
                                         --------------------------------------------


                                              Volume        Rate       Net
                                         --------------------------------------------

ASSETS
Interest-earnings assets:
   Loans (domestic)                             $1,335      ($666)      $669
   Taxable investment securities                  (530)      (312)      (842)
   Tax-exempt investment
      securities                                   266        (73)       193
   Federal funds sold                               72        (10)        62
   Federal Home Loan Bank                            0          0          0
   Interest-bearing deposits
      with other banks                             (34)         0        (34)
                                               --------   --------    -------
Total interest-bearing assets                   $1,109    ($1,061)       $48


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings deposits and interest-
      bearing demand deposits                     $83       ($481)     ($398)
   Time deposits                                  343        (168)       175
   Federal funds purchased,
      securities sold under
      repurchase agreements,
      and other                                    11         (33)       (22)
                                               --------   --------    -------
   Total interest-bearing
      liabilities                                $437       ($682)     ($245)
                                               --------   --------    -------



      1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

The following table is an analysis of the changes in average balances.

Analysis of Changes in Average Balances
For the Year Ended December 31, 19xx
     (In thousands)

                                          -----------------------------------------------------------------------------------------
                                                           1995                                  1994                       1993
                                          ----------------------------------------------------------------------------------------
                                                    Increase (decrease)                    Increase (decrease)
                                                    ------------------------               -----------------------
                                          Average                                 Average                                Average
                                          Balance       Amount       Percent      Balance     Amount       Percent       Balance
                                          ----------------------------------      --------------------------------       --------
ASSETS
Interest-earning assets:
     Loans                                 $202,570     $65,126       47.38%      $137,444    $57,112       71.09%       $80,332
     Taxable investment securities           25,876      (5,742)     -18.16%        31,618     15,117       91.61%        16,501
      Tax-exempt investment
           securities                         2,751      (2,813)     -50.56%         5,564      1,828       48.93%         3,736
      Federal funds sold                      5,180       1,238       31.41%         3,942        273        7.44%         3,669
      Federal Home Loan Bank                    921         921 N/A                      0          0 N/A                      0
     Interest-bearing deposits
            with other banks                  4,127       3,712      894.46%           415        183       78.88%           232
                                           ----------------------------------       -------------------------------       -------
Total interest-bearing assets               241,425      62,442       34.89%       178,983     74,513       71.32%       104,470

Non-interest earning assets:
       Cash and due from other banks          9,789       3,002       44.23%         6,787      2,515       58.87%         4,272
        Premises and equipment, net          10,036       3,493       53.39%         6,543      2,686       69.64%         3,857
       Other assets                           8,860       5,232      144.21%         3,628      1,545       74.17%         2,083
       Less:  allowance for loan
            losses                           (2,651)       (788)     -42.30%        (1,863)    (1,014)    -119.43%          (849)
                                           ---------------------------------      --------------------------------      --------
             TOTAL                         $267,459     $73,381       37.81%      $194,078    $80,245       70.49%      $113,833
                                           =================================      ================================      ========
LIABILITIES AND SHAREHOLDER'S EQUITY
Interest-bearing liabilities:
       Savings deposits and interest-
          bearing demand deposits          $118,162     $47,014       66.08%       $71,148    $34,790       95.69%       $36,358
       Time deposits                         88,462       5,701        6.89%        82,761     26,852       48.03%        55,909
       Federal funds purchased,
           securities sold under
            repurchase agreements,
           and other                          8,548       3,242       61.10%         5,306      2,871      117.91%         2,435
                                            --------------------------------       -------------------------------        -------
       Total interest-bearing
                liabilities                 215,172      55,957       35.15%       159,215     64,513       68.12%        94,702

       Net-interest bearing liabilities
              Domestic demand deposits       25,802       8,289       47.33%        17,513      9,104      108.26%         8,409
              Other                           3,653         107        3.02%         3,546      2,444      221.78%         1,102
       Shareholders' equity                  22,922       9,118       66.05%        13,804      4,184       43.49%         9,620
                                           ---------------------------------      --------------------------------      --------
             TOTAL                         $267,549     $73,471       37.86%      $194,078    $80,245       70.49%      $113,833
                                           =================================      ================================      ========

Additional information relative to the allowance for loan losses is presented in the following table. This table summarizes loan balances at the end of each period and daily average balances, changes in the allowance for loan losses arising from loans charged off, and recoveries on loans previously charged off by loan category, and addition to the allowance for loan losses through provisions charged to expense. Factors which influence management's judgement in determining the provision for loan losses each period include establishing specific loss allowances for selected loans (including large loans, non-accrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions.

Additional Information Relative to Allowance for Loan Losses
As of December 31, 19xx
     (In thousands)

                                               1995          1994        1993         1992        1991
                                            -----------------------------------------------------------
Balance of allowance for
    possible loan losses at
   beginning of period                        $2,350         $917        $834         $625         $452

Loans charged off:
   Commercial, financial and
     agricultural                                 90           92          45           35           40
Real Estate-construction                           0            0           0            0            0
 Real Estate-mortgage                              0           34           0            0            0
Consumer                                         252          149          10           22           43
 Leases                                           98            0           0            0            0
                                            -----------------------------------------------------------

      TOATAL LOANS CHARGED OFF                   440          275          55           57           83
                                            -----------------------------------------------------------

Recoveries of loans previously
    charged off:
Commercial, financial and
        agricultural                             336          118           9           19           14
Real-estate Construction                           0            0           0            0            0
Real-Estate-mortgage                              22           31           0            0            0
Consumer                                          98           44           4            8           10
                                            -----------------------------------------------------------

     TOTAL RECOVERIES                            456          193          13           27           24
                                            -----------------------------------------------------------

Net Loans Charged Off                            (16)          82          42           30           59

Provisions charged to expense                    771          330         125          239          232

Allowance from purchase of
    Bank of Stephenson                             0        1,185           0            0            0
                                            -----------------------------------------------------------

    BALANCE AT END OF PERIOD                  $3,137       $2,350        $917         $834         $625
                                            ===========================================================

Total loans outstanding at
      end of period                         $221,507     $183,169     $87,145      $73,108      $61,958
                                            ===========================================================

Average total loans outstanding
     for the year                           $202,570     $137,444     $80,332      $66,639      $57,449
                                            ===========================================================
Ratio of net charge-offs during
    period to average loans
    outstanding                               (.01)%         0.06%       0.05%        0.05%        0.10%
                                            ===========================================================


The allocation of the allowance for possible loan losses for the years ended December 31 is shown on the following table.

Allocation of the Allowance for Loan Losses
As of December 31, 19xx
     (In thousands)


                            1995                  1994                   1993                 1992                   1991
                      --------------------------------------------------------------------------------------------------------------
                                Percent of            Percent of            Percent of            Percent of             Percent of
                              Loans in each         Loans in each          Loans in each         Loans in each         Loans in each
                               category to           category to            category to           category to           category to
                       Amount  Total Loans   Amount  Total Loans   Amount   Total Loans  Amount   Total Loans   Amount   Total Loans
                      --------------------------------------------------------------------------------------------------------------
Commercial, financial
  and agricultural      $583      48.3%       $655       51.6%      $410       61.7%       $400        59.7%      $300        56.8%
Real Estate--
     Construction          0       1.0%          0        0.7%         0        0.0%          0         0.0%         0         0.0%
RealEstate-Mortgage       59      26.4%        270       32.1%       180       29.0%        175        30.0%       150        31.0%
Consumer                 112      13.5%        125       15.6%        75        9.3%         75        10.3%        50        12.2%
Leases                    23      10.8%
Unallocated            2,360      N/A        1,300      N/A          252      N/A           184       N/A          125       N/A
                      --------------------------------------------------------------------------------------------------------------

                      $3,137     100.0%     $2,350      100.0%      $917      100.0%       $834       100.0%      $625       100.0%
                      ==============================================================================================================


The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1995, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

Maturity and Rate Sensitivity of Selected Loans
As of December 31, 19xx
     (In thousands)

                                                  Commercial
                                                  Financial
                                                  Agricultural         Construction
                                                  ------------         ------------
In one year or less                                  $84,434              $2,012
After one year but within five years
     Variable interest rates                          36,650                 223
     Fixed interest rates                              1,174                   0
After five years
     Variable interest rates                               0                   0
     Fixed interest rates                              8,663                   0
                                                    --------              ------

         Total                                      $130,921              $2,235
                                                    ========              ======

The following table presents a summary of non-performing assets.

Non-Performing Assets and Problem Loans
As of December 31, 19xx
     (In thousands)

                                                       1995        1994        1993        1992        1991
                                                      ------      ------      ------      ------      ------
Nonaccrual loans                                       $579        none        none         none         $20
Accruing loans past-due 90 days
     or more.                                         1,439        $142        $116         $175           2
Restructured loans                                     none        none        none         none        none
Interest income that would have been
     recorded under original terms                     none        none        none         none        none
Interest income recorded during period                 none        none        none         none        none

The following table is an analysis of securities.

Investment Securities
As of December 31, 19xx
     (In thousands)

                                                                Available for Sale
                                     ----------------------------------------------------------------
                                        1995           1994           1993          1992         1991
                                     -------        -------         ------          -----        ----
U.S. treasury and federal agency     $20,899        $17,057         $6,211            $0           $0
State and political subdivisions         481          3,130          3,413             0            0
Other securities                       4,840          1,742              0             0            0
                                     -------        -------          -----           ----         ----
         TOTAL                       $26,220        $21,929         $9,624            $0           $0
                                     =======        =======         ======           =====        ====

                                                                Held to Maturity
                                     ------------------------------------------------------------------
                                        1995           1994           1993          1992         1991
                                     -------       --------         ------       -------      ---------
U.S. treasury and federal agency          $0         $8,799         $4,531       $19,067      $24,045
State and political subdivisions         835          1,150          1,265         1,599          540
Other securities                           0          3,917          1,915           441          420
                                     -------       --------         ------       -------      -------
          TOTAL                         $835        $13,866         $7,711       $21,107      $25,005
                                     =======       ========         ======       =======      =======

The following table presents the maturity schedule of securities held, and a weighted average of those securities, as of December 31, 1995.

Maturities of Investment Securities
As of December 31, 1995
     (Fully taxable equivalent, in thousands)


                                                                                           Weighted
                                  U.S. Treasury      State & Political       Other         Average
                                 & Federal Agency       Subdivision        Securities       Yield
                                 ----------------    -----------------     ----------      --------
One year or less                          $6,749               $910           $1,667         5.22%
One through five years                     5,874                250            1,537         5.75%
five through 10 years                      8,276                156              500         6.66%
Over 10 years                                  0                  0            1,136         8.26%
                                 ----------------    ---------------       ----------
                                         $20,899             $1,316           $4,840
                                 ================    ===============       ==========


Registrant holds no securities with one issuer in which the aggregate book value and aggregate market value of the securities held with that single issuer exceeds ten percent of stockholder's equity.

Item 2.  Properties


The Registrant conducts business from 20 banking and administrative offices.
Of these, 17 are owned in fee simple covering approximately 78,000 square feet, and 3 are leased covering approximately 3,000 square feet. The Registrant's headquarters, which were remodeled in 1994, are located at 130 S. Cedar Street, Manistique, Michigan 49854, and at approximately 20,000 square feet is the largest of the owned properties. This facility is used for centralized support services and corporate administration as well as serving First Northern's main banking office. Other owned and leased properties are banking branches. All of the facilities are believed to be in good condition and adequate to meet the Registrant's present needs.


Item 3.  Legal Proceedings

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 1995 to a vote of the Registrant's stockholders.


Additional Item - Executive Officers


        Name                Age  Position
        --------------      ---  ------------------------------------
        Ernest D. King      72   Chairman of the Registrant and First
                                  Northern Bank & Trust

        Michael Henricksen  53   Vice-Chairman of the Registrant and
                                  Director of First Northern Bank & Trust

        Ronald G. Ford      48   President & Chief Executive Officer of the
                                  Registrant and First Northern Bank & Trust

        Richard B. Demers   36   Executive Vice-President of the Registrant
                                  and First Northern Bank & Trust

        Sherry Littlejohn   35   Executive Vice-President of the Registrant
                                  and First Northern Bank & Trust

        Fred LaMuth         48   Secretary and Treasurer of the Registrant

The foregoing officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There is one family relationship among the directors of the Registrant and the executive officers - Ernest D. King, listed above, is the father of Thomas G. King, a Director of the Registrant. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

On February 8, 1994, the Registrant issued 175,779 shares of common stock in acquiring the Bank of Stephenson. The shares were valued at $37.50 per share for purposes of that transaction. During the third and fourth quarters of 1994, the Registrant offered and sold 108,105 shares of common stock to the public at a per share price of $43.10.

There is no active market for the Registrant's common stock, and there is no published information with respect to it's market price. There are occasional direct sales by shareholders of which the Registrant's management is generally aware. It is the understanding of the management of the Registrant that over the last two years the Registrant's common stock has sold at a premium to book value. From January 1, 1994, through December 31, 1995, there were, so far as the Registrant's management knows, approximately 100 sales of shares of the Registrant's common stock, involving a total of approximately 5,000 shares. The price was reported to management in most of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known to be paid was $62.00 per share in the last half of 1995, and the lowest price was $40.00 in the first quarter of 1994. To the knowledge of management, the last sale of common stock occurred on March 20, 1996, at a price of $70.00 per share. As of March 1, 1996, there were approximately 1,177 holders of record of the Registrant's common stock.

The following table sets forth the range of high and low sales prices of the Registrant's common stock during 1994 and 1995, based on information made available to management. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.



                                              Sales Price per share
                                              ---------------------
                       1994               High                   Low
                 --------------          ------                 ------
                 First Quarter           $40.10                 $40.00
                 Second Quarter          $40.88                 $40.10
                 Third Quarter           $43.10                 $40.88
                 Fourth Quarter          $43.10                 $43.10




                                             Sales Price per share
                                             ---------------------
                       1995               High                   Low
                 --------------          ------                 ------
                 First Quarter           $53.00                 $43.10
                 Second Quarter          $58.00                 $53.00
                 Third Quarter           $58.00                 $58.00
                 Fourth Quarter          $62.00                 $58.00

The Registrant had approximately 1,177 shareholders of record, as of March 1, 1996.


Item 6.  Selected Financial Data

For Year Ended December 31,
(In thousands, except per share data)

                                          1995        1994        1993         1992         1991
                                       ---------------------------------------------------------
                                                             (in thousands)
Interest Income                       $ 22,100    $ 13,798    $  7,942     $  8,035      $ 8,085
Interest Expense                         9,561       6,053       3,543        3,788        4,551
                                      --------    --------    --------     --------      -------
Net interest income                     12,539       7,745       4,399        4,247        3,534

Security Gains (losses)                    (19)         75         175          191          323
Provision for loan losses                  771         330         125          239          232
Other income                             1,373       1,037         795          577          407
Other expenses                           9,368       6,101       3,715        3,277        2,714
                                      --------    --------    --------     --------      -------
Income before tax                        3,754       2,426       1,529        1,499        1,318

Cumulative effect of change
  in accounting for income taxes             0           0          13            0            0
Applicable income taxes                  1,084         458         260          331          321
                                      --------    --------    --------     --------      -------
Net income                            $  2,670    $  1,968    $  1,282     $  1,168      $   997
                                      ========    ========    ========     ========      =======

Per Share:
Earnings                              $   3.81    $   3.41    $   3.14     $   2.86      $  2.45
Dividends                                 1.22        0.59        1.47         0.92         0.87
Book Value                               35.73       39.05       24.37        22.70        20.78

Ratios Based on Net Income
Return on average equity                 11.65%      14.25%      13.33%       13.25%       12.24%
Return on average assets                  1.00%       1.01%       1.13%        1.15%        1.11%
Dividend payout ratio                    38.58%      17.30%      46.82%       32.17%       35.51%
Shareholders' equity as a
    percent of average assets             8.57%       7.11%       8.45%        8.67%        9.46%

Financial Condition:
Assets                                $282,791    $253,098    $117,279     $106,798      $94,237
Loans                                  221,507     183,168      87,144       73,108       61,958
Securities                              27,056      35,796      17,183       21,107       25,005
Deposits                               244,407     223,436     103,717       94,257       82,786
Long-term borrowings                    10,087       3,552       2,250        2,000        1,000
Shareholder's Equity                    25,006      22,483       9,943        9,260        8,467

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

HIGHLIGHTS

For First Manistique Corporation ("the Corporation"), 1995 was the second consecutive year of significant growth. During 1995 and 1994, the Corporation acquired the Bank of Stephenson ("Stephenson"), substantially all of the banking assets and liabilities of Newberry State Bank ("Newberry"), and the Rudyard branch of First of America Bank ("Rudyard"). Further, in 1995 and 1994 the Corporation opened four and one new branches, respectively. At December 31, 1993, the Corporation had total assets of $117.28 million. Total assets increased to $253.10 million during 1994 and reached $282.79 million by the end of 1995, an increase of 141% in two years. While the largest portion of this growth, approximately $100 million, came through acquisitions, the remaining $65 million was internally generated. During the same two year time period, outstanding loan balances increased 155%, to $221.51 million, an even greater rate of growth. Further, on a percentage basis, more loan growth than asset growth was internally generated. Of the total increase in loans of $134.48 million from the end of 1993 to the end of 1995, only $58.09 million, or 43.2% came from the acquisitions. The remaining $76.39 million, or 56.8%, was internally generated.

Earnings also increased significantly from 1993 to 1995. Net income was $2.67 million, $1.97 million and $1.28 million for 1995, 1994 and 1993. Net income for 1995 was 110% greater than in 1993. Return on average shareholders' equity was 11.25%, 11.92%, and 13.3% for 1995, 1994 and 1993. Earnings per share was
$3.81 in 1995, a 12% increase over the $3.41 of 1994, which in turn was a 9% increase over 1993's $3.14. Earnings per share has not increased as quickly as net income because of the 175,779 shares issued in connection with the acquisition of the Bank of Stephenson and the 108,105 shares issued prior to the cash acquisition of the banking assets and liabilities of Newberry State Bank.

The Corporation's most significant strength is its lending expertise. The acquisitions to date have been primarily motivated by a desire to obtain access to additional lending markets and to obtain additional retail deposits to finance lending activities. This strategy has continued into 1996, with the acquisition of South Range State Bank ("South Range") on January 31, 1996.
This acquisition gives the Corporation a new presence in the northwest corner of Michigan's Upper Peninsula. At the date of the acquisition, South Range had total assets of $37.75 million, total loans of $27.05 million, and total deposits of $32.86 million. A key management objective is to increase the loan to deposit ratio at South Range to levels consistent with the Corporation in total.

Growth remains a critical element of the Corporation's strategy and selective bank and branch acquisitions may continue to occur. However, management anticipates the rate of asset growth in the next few years will be somewhat slower than recently experienced. The Corporation's banking offices are located exclusively in Michigan's Upper Peninsula, an area which covers a large geographic area and has a low population density. Because of the nature of this market area, the cost of operating the Corporation's banking network is higher than the average for banking companies the same size as the Corporation. Management's primary focus in the near future is to increase the operating efficiency of its banking network by increasing the average deposit level per branch, increasing lending capabilities in each local market, and closely monitoring and controlling operating costs.

When the Corporation acquired Stephenson in February 1994, Stephenson was owned and operated as a separate banking subsidiary from First Northern Bank and Trust ("First Northern"), the Corporation's only banking subsidiary at that time. On October 1, 1995, Stephenson was merged into First Northern.


FINANCIAL CONDITION

LOANS

Loans represented 78.3% of total assets at the end of 1995 compared to 72.4% of total assets at the end of 1994. The loan to deposit ratio also increased, rising from 82.0% at December 31, 1994 to 90.6% at December 31, 1995. Loans provide the most attractive earning asset yield available to the Corporation and management believes that the trained personnel and controls are in place to successfully manage a growing loan portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Following is a summary of the Corporations loan balances at December 31, 1995 and 1994 (in thousands):

                                                                              Percent
                                                   1995            1994       Change
                                                   ----            ----       ------
 Commercial real estate                       $    51,609     $    32,833       57.2
 Commercial, financial and agricultural            55,445          45,329       22.3
 Leases
    Commercial                                      5,806           2,070      180.5
    Governmental                                   18,061          19,165       (5.8)
 1-4 family residential real estate                58,434          55,729        4.9
 Consumer                                          29,918          26,785       11.6
 Construction                                       2,235           1,258       77.7
                                              -----------     -----------      -----
    Total                                     $   221,507     $   183,169         21
                                              ===========     ===========      =====

The Corporation has five major categories of lending activities. Four categories, commercial real estate, commercial, residential real estate and consumer, are generally with customers in Michigan, primarily in the Upper Peninsula. The fifth major lending line, commercial and governmental leasing, takes place on a nationwide basis. As shown in the table above, the amount of outstanding loans increased in all categories in 1995 when compared to 1994, except for governmental leases which declined $1.1 million.

Commercial real estate balances increased $18.78 million, or 57.2% during the year. At December 31, 1995, this category accounted for 23.3% of total outstanding loans. The most prominent types of properties financed include hotels, motels and similar properties, which accounted for $15.5 million of the outstanding balance at December 31, 1995. The significant growth in 1995 was a result of an emphasis on this type of lending.

General commercial lending, consisting of loans to a wide variety of businesses, also increased significantly. Commercial loans outstanding increased $10.1 million. The rate of growth, 22.3%, was only slightly greater than the overall growth rate of the lending portfolio. At the end of 1995 this category accounts for one-fourth of all outstanding loans. A significant portion of this growth was in the Stephenson area. Most of the Corporation's commercial lending customers are in Michigan's Upper Peninsula.

The Corporation finances commercial and governmental leases throughout the country. Over 95% of these leases were acquired from one originator. Management visits this originator twice a year to review their operations and credit controls. The Corporation acquires leases from 3 other originators, and management is working to diversify its sources of lease paper. Management closely reviews the credit quality of each proposed lease before entering into a financing agreement. Such reviews may include visits to major equipment vendors which produce the equipment to be leased or to the lease customers, including governmental organizations. The lease agreements are strictly financing; while the Corporation has access to the underlying equipment as collateral, there is no interest in the residual value of the equipment. As illustrated in the table above, most of the leasing activity is to state and local governmental units, including Native American organizations. While Management aggressively pursues leases, the falling rates in 1995 caused significant refinancing activity, which can be accomplished by high quality governmental lessors on a cost-effective basis. The makeup of the lease portfolio at December 31, 1994 was substantially the same as 1995. Interest income from certain of the governmental leases is exempt from federal income taxes.

Real estate lending on 1-4 family residences consists of just over one-fourth of the Corporation's outstanding loan balances and is the single largest lending category. Most of these loans (67% at December 31, 1995 and 47% at December 31, 1994) are written at interest rates which adjust annually. Such adjustments are generally limited to two percentage points annually and five percentage points over the life of the loan. The significant increase in the percentage of variable rate loans is due to the acquisition of Stephenson. Stephenson's traditional residential mortgage loan products were three and five year fixed rate balloon loans. As these loans mature, they are being rewritten as adjustable rate loans. Proportionally fewer of the properties in the Corporation's market area qualify as collateral for loans to be sold in the secondary market than in Michigan in general; accordingly relatively few loans are originated for resale. Loans originated for resale amounted to $3.28 million, $2.74 million and $1.94 million in 1995, 1994 and 1993. Servicing on these loans is retained. The servicing portfolio has under $8.00 million in loans at December 31, 1995.

The remaining significant loan category ($29.95 million outstanding at December 31, 1995) is consumer lending. This category consists of loans to individuals for a wide variety of purposes. Included are indirect auto loans of $12.69 million, which were acquired from six auto dealers in the Upper Peninsula. Management first began acquiring indirect paper midway through 1994, and less then one million dollars were on the books at the end of that year. In the middle of 1995, Management ceased writing such paper after concluding the yield was not commensurate with the cost and credit risk, particularly when compared to other alternatives. Management has no current plans to re-enter the indirect market.

CREDIT QUALITY

The higher yields on loans in comparison to investments are available because the risk that principal and interest will not be repaid is typically higher for loans than for investment securities permitted to be held by the Corporation under banking laws and regulations. The cornerstone of maintaining credit quality is effective underwriting. Lending arrangements are generally structured to provide more than one source of repayment. In commercial real estate loans the Corporation generally requires that cash flow from the collateral property be sufficient to service all related debt.

In spite of effective underwriting, some borrowers become unwilling or unable to make payments on a timely basis. Management aggressively monitors delinquencies. Commercial loan officers contact borrowers the day after a payment is missed. Mortgage and consumer loan customers are contacted 10 days after a payment is missed by the Corporation's collection staff. Management is aggressive in seizing collateral, or initiating foreclosure, in the event late payments are not quickly resolved.

The Corporation's success in maintaining excellent credit quality is demonstrated in the following table (dollars in thousands):

                                                       1995             1994            1993
                                                       ----             ----            ----
  Allowance to total loans at end of year              1.42%          1.28%            1.05%

  Net chargeoffs (recoveries)                     $     (16)        $   81           $   42

  Net chargeoffs (recoveries) to average
    outstanding loans                                 (.01)%           .06%             .02%

  Net chargeoffs (recoveries) to beginning
    allowance balance                                  (.7)%          8.84%            5.04%

  Nonaccrual loans                                       -               -                -

  Loans 90 days or more delinquent
     (excluding nonaccrual loans)                 $   1,439         $  142           $  116

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that losses inherent in the portfolio are properly recognized. In addition to the input of lending officers, management uses an external loan review contractor to examine large commercial real estate, lease and commercial loans relationships. An internal loan review function is also in place, with a primary objective of reviewing loans below the scope established by management for the external contractor.

The Corporation adopted new accounting guidance for impaired loans in 1995 as described in notes 2 and 6 to the accompanying consolidated financial statements.

INVESTMENTS

During 1995, the Corporation's total investments, including interest-bearing deposits in banks, decreased $9.49 million, from $38.22 million to $28.73 million. This decrease was primarily the result of an increase in the Corporation's outstanding loans. The primary use of the investment portfolio is to provide a source of liquidity. Accordingly, most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. Consistent with the use of the portfolio as a liquidity source, the Corporation took advantage of the one-time reclassification opportunity permitted by the Financial Accounting Standards Board and reclassified virtually all securities to the available for sale category at the end of 1995. The only securities now classified as held to maturity are state and local political subdivision issues from small issuers which have little liquidity.

DEPOSITS

Deposit growth has been a key element of the Corporation's expansion strategy. Total deposits at December 31, 1995 were $244.41 million, compared to $223.44 million and $103.72 million at the end of 1994 and 1993. The acquisitions of Stephenson, Newberry and Rudyard accounted for $109.96 million, or 78.1% of the total increase of $140.69 million from the end of 1993 to the end of 1995. Further, deposits of $13.25 million were held at December 31, 1995 at branches opened during 1994 and 1995. Deposits over $100,000 consist primarily of stable, governmental balances and balances from retail customers. There were no brokered deposits at December 31, 1995, and Management has no current plans to solicit such deposits.

The Corporation is constantly looking for stable sources of deposits. One innovative approach is the premium-based certificate of deposit program. Customers can elect to receive one of several products in place of cash payments for interest on term certificates. The Corporation offers firearms, golf clubs and grandfather clocks under these programs. The most successful and long-standing of the programs is the firearm program, which is offered to sportsmen nationally. Under this program the Corporation records the cost of the product given as a discount from the face amount of the certificate of deposit and recognizes interest expense on the effective interest method over the life of the certificate. Total certificates of deposits outstanding under this program were $986,000 and $306,000 at December 31, 1995 and 1994.

Another nontraditional source of deposits is the Corporation's CANSAVE program. CANSAVE accounts are savings accounts denominated in Canadian dollars. These accounts are offered in the Sault Ste. Marie banking offices and had total balances of $3.10 US million at December 31, 1995. Such accounts are available only to Canadian citizens who are attracted to such accounts due to very low interest rates paid at domestic Canadian banks.

BORROWINGS

As previously discussed, the Corporation's branching network is a relatively high cost network in comparison to peer banking companies. Accordingly, the Corporation has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased to $10.09 million at the end of 1995 from $3.55 million in 1994. At December 31, 1995, $8.09 million of the borrowings were from the Federal Home Loan Bank of Indianapolis. From time-to-time alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs. Management anticipates that such borrowings will become a more permanent part of the overall funding makeup of the Corporation.

LIQUIDITY

The Corporation's sources of liquidity include principal payments on loans and investments, sales of securities available for sale, deposits from customers, borrowings from the Federal Home Loan Bank, other bank borrowings, and the issuance of common stock. The Corporation has ready access to significant sources of liquidity on an almost immediate basis. Management anticipates no difficulty in maintaining liquidity at the levels necessary to conduct the Corporation's day-to-day business activities.

RESULTS OF OPERATIONS

SUMMARY

Earnings increased significantly from 1993 to 1995 as a direct result of the Corporation's asset growth. Net income was $2.67 million, $1.97 million and $1.28 million for 1995, 1994 and 1993. Net income for 1995 was 110% greater than in 1993. Earnings per share was $3.81 in 1995, a 12% increase over the $3.41 of 1994, which in turn was a 9% increase over 1993's $3.14. Earnings per share has not increased as quickly as net income because of the shares issued in connection with the acquisition of Stephenson and prior to the cash acquisition of the banking assets and liabilities of Newberry.

Net interest income is the primary source of earnings growth, increasing to $12.61 million in 1997 from $7.75 million and $4.40 million in 1994 and 1993, for a total two-year increase of 186%. Noninterest income did not keep pace with the asset growth. Noninterest income of $1.28 million in 1995 was only 32% higher than the 1993 amount of $.97 million. The increase in noninterest expense to $9.37 million in 1995 from $6.10 million and $3.71 million in 1994 and 1993 was more in proportion to the total asset growth. The two-year increase in noninterest expense was 153%, compared to total asset growth of 141%.

NET INTEREST INCOME

The Corporation's strong lending function is evident in the net interest income measurement. Net interest income as a percentage of total interest income was 56.9%, 56.1% and 55.4% in 1995, 1994 and 1993, respectively. Net interest margin was 5.46%, 4.68% and 4.66% for the same periods.

Interest income from loans represented 90.4% of total interest income in 1995, compared to approximately 85% in both 1994 and 1993. In all cases, the total amount of interest income and the yield on total earning assets is heavily determined by the results from lending activities. The yield on earning assets was 9.45%, 8.07% and 8.05% in 1995, 1994 and 1993 respectively.

Total interest expense was $9.56 million in 1995, an increase from $6.05 million and $3.54 million in 1994 and 1993, for an increase of 170% from 1993 to 1995. While other sources of funding are beginning to become an important part of the Corporation's funding strategy, interest expense on deposits still represented over 95% of total interest expense in 1995. The yield on interest-bearing liabilities was 4.44%, 3.80% and 3.74% in 1995, 1994 and 1993.

PROVISION FOR LOAN LOSSES

The Corporation maintains the allowance for loan losses at a level considered adequate to cover losses inherent in the portfolio. The Corporation records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors more fully described in Note 2 to the accompanying consolidated financial statements. The increase in the provision for loan losses, to $771,000 in 1995 from $330,000 in 1994 and $125,000 in 1993 is primarily a result of loan growth, particularly in the commercial real estate portfolio.

NONINTEREST INCOME

Noninterest income was $1.28 million, $1.11 million and $.97 million in 1995, 1994 and 1993. The principal source of noninterest income is service charges on deposit accounts. In 1995 such fees were $.56 million, just over twice the amount recorded in 1993. Fees on deposit accounts have not kept pace with overall asset growth since the institutions acquired had lower fee structures than the Corporation. Management has generally maintained the former fee levels for competitive purposes.

NONINTEREST EXPENSE

Noninterest expense has steadily increased from 1993 through 1995. The two-year growth rate was 162% for salaries and benefits, 161% for furniture and equipment expense and 181% for occupancy expense. As expected, these increases were all consistent with the Corporation's asset growth. While the growth was expected, a primary objective of management is to hold the rate of increase in these categories below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.

The application of purchase accounting to the acquisitions described above created two intangible assets, the core deposit intangible and goodwill, which are being amortized as described in the notes to the consolidated financial statements. This expense did not exist prior to the acquisitions. The amortization of acquisition intangibles was $.57 million in 1995, compared to $.19 million in 1994 and zero in 1993.

Somewhat offsetting the intangible amortization is the decrease in deposit insurance costs. The Corporation qualifies for the lowest risk-based insurance premiums available from the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). Virtually all of the Corporation's deposits are insured by BIF. From 1993 to 1994, deposit insurance costs increased in proportion to deposits as the insurance rate of 23 basis points for the Corporation was unchanged. Effective May 1, 1995, the FDIC reduced the Corporation's insurance rate to 4 basis points. That reduction is evident in the decrease in deposit insurance costs to $.26 million in 1995 compared to $.37 million in 1994, despite continuing increases in insured deposit balances. The rate has been further reduced to zero for the first half of 1996.

FEDERAL INCOME TAXES

The provision for income taxes was 28.8% of income before income tax in 1995, compared to 18.9% in 1994 and 17.0% in 1993. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments. The effective tax rate has increased from 1993 to 1995 as tax-exempt income has become a smaller portion of total interest income.

INTEREST RATE AND FOREIGN EXCHANGE RATE RISK MANAGEMENT

Management actively manages the Corporation's interest rate risk. In the relatively low interest rate environment which has been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand, or very short-term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. In general, management tries to write commercial and real estate loans at variable rates or, when forced to offer fixed rates due to competitive pressures, write fixed rate loans for relatively short terms. Conversely, management has attempted to offer deposit products designed to steer depositors to longer periods. Management has generally been successful, with over 63% of loans repricing within one year and almost 30% of certificates of deposit maturing over one year.

Beyond the general efforts to shorten loan pricing periods and extend deposit maturities, management can manage interest rate risk by the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among others. Also, the rate of interest rate changes can impact the actions taken since the speed of change affects various borrowers and depositors differently.

Presented below is the Corporation's GAP table at December 31, 1995. Management considers the GAP acceptable.

                                                                  GAP Table
                                                                (In thousands)
                                  1-90       91-180      181-365       1-2           2-5          Over
                                  days        days         days       years         years       5 years         Total
                                  ----        ----         ----       -----         -----       -------         -----
INTEREST-EARNING ASSETS
Federal funds sold             $  4,000                                                                    $    4,000

Interest-bearing
  deposits in banks               1,678                                                                         1,678

Securities and other              2,995     $  5,071    $   3,900   $ 11,514     $   1,529     $   1,912       26,921

Loans                            74,374       20,986       43,570     28,177        36,635        17,765      221,507
                               --------     --------    ---------   --------     ---------     ---------   ----------

Total earning assets             83,047       26,057       47,470     39,691        38,164        19,677      254,106

COSTING LIABILITIES
Savings and NOW
  accounts                       51,624        3,509       10,527     17,545        18,943         4,701      106,849

Certificates of deposit          23,890       31,830       22,111     16,478        15,012           562      109,883

Repurchase agreements               700                                                                           700

Other borrowed funds                           2,000          303      1,397         2,255         4,133       10,088
                               --------     --------    ---------   --------     ---------     ---------   ----------

Total costing liabilities        76,214       37,339       32,941     35,420        36,210         9,396      227,520
                               --------     --------    ---------   --------     ---------     ---------   ----------

GAP                            $  6,833     $(11,282)   $  14,529   $  4,271     $   1,954     $  10,281   $   26,586
                               ========     ========    =========   ========     =========     =========   ==========

Cumulative GAP                 $  6,833     $ (4,449)   $  10,008   $ 14,351     $  16,305     $  26,586   $   26,586
                               ========     ========    =========   ========     =========     =========   ==========

The Corporation provides foreign exchange services, primarily in its banking offices in Sault Ste. Marie. Income from exchange activities during 1995 was less that $200,000. The Corporation conducts other business in Canadian dollars, including the deposit program described above and lending activities (currently less the $1 US million outstanding). Further, the Corporation maintains currency balances and investments in Canadian dollars.

Maintaining assets and liabilities in Canadian dollars exposes the Corporation to foreign exchange risk. The Corporation has adopted detailed policies regarding this exposure. The policy requires the purchase or sale of foreign exchange futures contracts to hedge the net mismatch in Canadian denominated assets and liabilities. The policy generally requires management to maintain the foreign exchange exposure to a $100,000 mismatch, including futures contracts (contracts are traded in $100,000 increments). Management uses an outside consultant to assist in managing the risk. At December 31, 1995 the Corporation held $3.91 million in Canadian assets and $4.22 million in Canadian liabilities. The net exposure was substantially hedged with futures contracts.


CAPITAL

It is the policy of the Corporation to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. Capital formation has been key to the Corporation's growth. During 1994, the Corporation raised $11.50 million in capital through the issuance of common stock. Net income exceeded cash dividends by $1.82 million in 1995 and $1.62 million in 1994. In addition, in 1995 $48,600 of the $854,000 in cash dividends were reinvested in the Corporation through the new dividend reinvestment program. The issuance of shares, retained income, and the dividend reinvestment program served to increase shareholder's equity, and regulatory capital, by $15.1 million between the end of 1993 and December 31,1995. Management believes that significant demand for the Corporation's common stock exists in its market area, and that the capital required to take advantage of expansion opportunities is available in the local market, to the extent that such capital cannot be internally generated.

As a banking company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The Federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.

Regulatory capital is not the same as shareholders' equity reported in the accompanying consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes. The Corporation's acquisition intangibles are examples of such assets.

Presented below is a summary of the Corporation's consolidated capital position in comparison to regulatory requirements:

                                                                           Tier 1 Risk         Total Risk
                                                            Leverage      Based Capital      Based Capital
                                                              Ratio             Ratio              Ratio
                                                              -----             -----              -----
Regulatory minimum                                            4.00%             4.00%              8.00%

Regulatory designation as well capitalized                    5.00%             8.00%             10.00%

The Corporation:
         December 31, 1995                                    7.36%            10.00%             11.35%
         December 31, 1994                                    8.51%            11.03%             12.23%


ISSUED BUT NOT YET ADOPTED ACCOUNTING POLICIES

See Note 2 to the accompanying consolidated financial statements for a discussion of accounting pronouncements issued by the Financial Accounting Standards Board which the Corporation is not required to implement until periods subsequent to December 31, 1995.


IMPACT OF INFLATION AND CHANGING PRICES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of it financial liabilities tends to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

ITEM 8. Financial Statements and Supplementary Data

                          FIRST MANISTIQUE CORPORATION

                              Manistique, Michigan

                       CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995





                                    CONTENTS





REPORT OF INDEPENDENT AUDITORS  . . . . . . . . . . . . . . . . . . . . .     1


CONSOLIDATED FINANCIAL STATEMENTS

    CONSOLIDATED BALANCE SHEETS   . . . . . . . . . . . . . . . . . . . .     2

    CONSOLIDATED STATEMENTS OF INCOME   . . . . . . . . . . . . . . . . .     3

    CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY  . . . . .     4

    CONSOLIDATED STATEMENTS OF CASH FLOWS   . . . . . . . . . . . . . . .     5

    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  . . . . . . . . . . . . .     7

                         REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
First Manistique Corporation
Manistique, Michigan


We have audited the accompanying consolidated balance sheet of First Manistique Corporation as of December 31, 1995, and the related consolidated statements of income, changes in shareholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit. The financial statements of First Manistique Corporation as of and for each of the two years in the period ended December 31, 1994 were audited by other auditors whose report dated March 10, 1995, expressed an unqualified opinion on those statements and noted that the Corporation changed its method of accounting for securities in 1994.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manistique Corporation as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 2 to the consolidated financial statements, the Corporation changed its method of accounting for impaired loans in 1995 to conform to new accounting guidance.



                                                   Crowe, Chizek and Company LLP
Grand Rapids, Michigan
February 9, 1996

                          FIRST MANISTIQUE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1995 and 1994

                                                                               1995                1994
                                                                               ----                ----
ASSETS
    Cash and due from banks                                             $     10,492,357    $     10,219,409
    Federal funds sold                                                         4,000,000           4,100,000
                                                                        ----------------    ----------------
         Total cash and cash equivalents                                      14,492,357          14,319,409

    Interest-bearing deposits with banks                                       1,678,080           2,421,909
    Securities available for sale (Note 4)                                    26,220,378          21,929,198
    Securities held to maturity (fair value of
      $836,753 in 1995 and $13,198,295 in 1994) (Note 4)                         835,049          13,865,925

    Loans (Note 5)                                                           221,507,410         183,168,825
    Allowance for loan losses (Note 6)                                        (3,137,315)         (2,349,957)
                                                                        ----------------    ----------------
         Net loans                                                           218,370,095         180,818,868

    Bank premises and equipment - net (Note 7)                                11,787,365           9,802,577
    Accrued interest receivable                                                2,194,968           1,859,121
    Acquisition intangibles (Notes 3 and 8)                                    4,261,255           4,234,048
    Other assets                                                               2,951,827           3,847,569
                                                                        ----------------    ----------------
                                                                        $    282,791,374     $   253,098,624
                                                                        ================     ===============
LIABILITIES AND SHAREHOLDERS' EQUITY
    Deposits
         Noninterest-bearing                                            $     27,674,414    $     24,272,032
         Interest-bearing (Note 9)                                           216,732,281         199,163,534
                                                                        ----------------    ----------------
                                                                             244,406,695         223,435,566

    Securities sold under agreement to repurchase                                700,000             700,000
    Other borrowings (Note 10)                                                10,087,735           3,552,531
    Accrued interest payable                                                   1,418,547           1,069,793
    Other liabilities (Note 13)                                                1,171,520           1,857,307
                                                                        ----------------    ----------------
                                                                             257,784,497         230,615,197
Commitments and contingencies (Note 12 and 16)

Shareholders' equity (Notes 15 and 20)
    Common stock, no par value, 2,000,000 shares
      authorized; outstanding:  702,299 in 1995 and
      699,024 in 1994                                                         13,195,269          13,037,296
    Retained earnings                                                         11,831,455          10,014,844
    Net unrealized loss on securities available for sale,
      net of tax of $9,081 and $297,108 in 1995 and 1994,
      respectively                                                               (19,847)           (568,713)
                                                                        ----------------    ----------------
                                                                              25,006,877          22,483,427
                                                                        ----------------    ----------------

                                                                        $    282,791,374    $    253,098,624
                                                                        ================    ================

          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1995, 1994 and 1993


                                                             1995               1994               1993
                                                             ----               ----               ----
Interest income
    Loans, including fees                              $    19,966,340    $    11,667,088     $    6,788,026
    Securities:
         Taxable                                             1,397,953          1,625,314            856,378
         Exempt from federal taxation                          128,776            284,881            169,170
    Other                                                      606,906            221,266            128,599
                                                       ---------------    ---------------     --------------
                                                            22,099,975         13,798,549          7,942,173
Interest expense
    Deposits                                                 9,136,243          5,748,404          3,437,055
    Other borrowed funds and
    securities sold under agreements
      to repurchase                                            425,105            304,997            106,074
                                                       ---------------    ---------------     --------------
                                                             9,561,348          6,053,401          3,543,129
                                                       ---------------    ---------------     --------------

NET INTEREST INCOME                                         12,538,627          7,745,148          4,399,044

Provision for loan losses (Note 6)                             771,000            330,000            125,000
                                                       ---------------    ---------------     --------------
NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                           11,767,627          7,415,148          4,274,044

Noninterest income
    Service charges on deposit accounts                        562,806            406,262            262,355
    Loan service charges                                       157,989            154,957            177,427
    Securities gains (losses) (Note 4)                         (19,083)            75,438            175,372
    Other                                                      652,382            475,640            354,607
                                                       ---------------    ---------------     --------------
                                                             1,354,094          1,112,297            969,761
Noninterest expense
    Salaries and employee benefits
      (Notes 13 and 14)                                      4,049,844          2,488,694          1,547,161
    Furniture and equipment expense                            904,189            603,010            345,942
    Occupancy expense                                          705,551            409,813            251,107
    Other (Note 18)                                          3,707,929          2,600,386          1,570,478
                                                       ---------------    ---------------     --------------
                                                             9,367,513          6,101,903          3,714,688
                                                       ---------------    ---------------     --------------
INCOME BEFORE INCOME TAX                                     3,754,208          2,425,542          1,529,117

Provision for income tax (Note 11)                           1,083,893            458,000            260,174
                                                       ---------------    ---------------     --------------
INCOME BEFORE CUMULATIVE EFFECT
  OF ACCOUNTING CHANGE                                       2,670,315          1,967,542          1,268,943
Cumulative effect of change in
  accounting for income taxes (Note 11)                                                               13,002
                                                       ---------------    ---------------     --------------
NET INCOME                                             $     2,670,315     $    1,967,542     $    1,281,945
                                                       ===============     ==============     ==============
Earnings per share (Note 2)
    Income before cumulative effect
      of accounting change                               $    3.81           $   3.41           $   3.11
    Cumulative effect of accounting change                                                           .03
                                                         ---------           --------           --------
    Net income                                           $    3.81           $   3.41           $   3.14
                                                         =========           ========           ========
    Average common shares outstanding                      699,960            575,710            408,000
                                                         =========           ========           ========

          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years ended December 31, 1995, 1994 and 1993

                                                                                  Net Unrealized
                                                                                    Gain (Loss)
                                       Shares of                                   on Securities
                                         Common        Common         Retained       Available
                                         Stock          Stock         Earnings       for Sale         Total
                                         -----          -----         --------       --------         -----
BALANCE AT JANUARY 1, 1993               408,000   $    1,546,565  $    7,713,332                  $  9,259,897

Net income                                                              1,281,945                     1,281,945

Cash dividends - ($1.47 per share)                                       (598,400)                     (598,400)
                                        --------   --------------  --------------                  ------------

BALANCE AT DECEMBER 31, 1993             408,000        1,546,565       8,396,877                     9,943,442

Effect of initial application of
  SFAS No. 115 at January 1, 1994,
  net of tax of ($51,553)                                                           $   100,075         100,075

Net income                                                              1,967,542                     1,967,542

Shares issued in the acquisition
  of the Bank of Stephenson              175,779        6,591,712                                     6,591,712

Issuance of common stock                 115,545        4,911,284                                     4,911,284

Cash dividends - ($.59 per share)                                        (349,575)                     (349,575)

Purchase of outstanding shares              (300)         (12,265)                                      (12,265)

Change in unrealized gain (loss)
  on securities available for sale,
  net of tax of $348,661                                                               (668,788)       (668,788)
                                        --------   --------------  --------------   -----------    ------------

BALANCE AT DECEMBER 31, 1994             699,024       13,037,296      10,014,844      (568,713)     22,483,427

Net income                                                              2,670,315                     2,670,315

Cash dividends - ($1.22 per share)                                       (853,704)                     (853,704)

Issuance of common stock                   3,275          157,973                                       157,973

Change in unrealized loss
  on securities available for sale,
  net of tax of ($288,027)                                                              548,866         548,866
                                        --------   --------------  --------------   -----------    ------------

BALANCE AT DECEMBER 31, 1995             702,299   $   13,195,269  $   11,831,455   $   (19,847)   $ 25,006,877
                                        ========   ==============  ==============   ===========    ============

          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1995, 1994 and 1993


                                                             1995               1994               1993
                                                             ----               ----               ----
CASH FLOWS FROM OPERATING ACTIVITIES
    Net income                                         $     2,670,315     $    1,967,542     $     1,281,945
    Adjustments to reconcile net income
      to net cash from operating activities
         Provision for loan losses                             771,000            330,000            125,000
         Deferred taxes                                        325,650           (169,301)           (25,186)
         Depreciation                                          816,720            565,075            311,802
         Amortization                                          640,365            374,991             85,211
         Proceeds from sale of mortgage loans                3,307,457          2,773,213          1,971,316
         Origination of mortgage loans for sale             (3,275,010)        (2,742,021)        (1,939,000)
         Effect of change in accounting for
           income taxes                                                                              (13,002)
         (Gains) losses on sale
             Loans held for sale                               (32,447)           (31,192)           (32,316)
             Securities                                         19,083            (75,438)          (175,372)
             Premises and equipment                            (29,050)           (19,584)            (7,752)
             Other real estate                                  (1,000)             2,441
         Changes in assets and liabilities
             Interest receivable and other assets              568,322           (922,632)          (666,549)
             Interest payable and other liabilities           (662,220)           558,073           (102,056)
                                                       ---------------    ---------------     --------------
                 Net cash from operating
                   activities                                5,119,185          2,611,167            814,041

CASH FLOWS FROM INVESTING ACTIVITIES
    Net change in interest-bearing deposits
      with banks                                               743,829         (2,226,909)           280,000
    Purchase of securities available for sale               (6,114,932)        (4,563,979)
    Purchase of securities held to maturity                   (500,000)        (7,677,780)
    Securities purchased                                                                         (22,266,140)
    Proceeds from sales of securities                                                             25,380,822
    Proceeds from sale of securities
      available for sale                                    10,821,380          9,199,024
    Proceeds from maturing securities                                                                907,790
    Proceeds from maturities, calls, or
      paydowns of securities available for sale              3,702,740          6,391,486
    Proceeds from maturity and calls of
      securities held to maturity                            1,495,677          1,301,563
    Net increase in loans                                  (38,338,850)       (60,287,160)       (14,148,678)
    Purchase of other assets                                                   (2,490,000)
    Proceeds from sale of premises
      and equipment                                            153,976            (33,267)            49,158
    Purchase of premises and equipment                      (2,811,612)        (4,632,129)        (1,277,292)
    Proceeds from sale of other real estate                     20,000             92,196
    Net cash provided from acquisitions                      8,006,430          2,915,646
                                                       ---------------    ---------------     --------------
         Net cash from investing activities                (22,821,362)       (62,011,309)       (11,074,340)

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1995, 1994 and 1993


                                                             1995               1994               1993
                                                             ----               ----               ----
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                           $    12,035,652    $    61,085,578     $    9,460,829
    Proceeds from notes payable                              6,634,125          1,315,875            250,000
    Payment on notes payable                                   (98,921)           (20,344)            (7,000)
    Proceeds from issuance of common stock                     157,973          4,911,284
    Repurchase of common stock                                                    (12,265)
    Payment of dividends                                      (853,704)          (542,697)          (405,280)
                                                       ---------------    ---------------     --------------
         Net cash from investing activities                 17,875,125         66,737,431          9,298,549
                                                       ---------------    ---------------     --------------
Net increase (decrease) in cash and cash
  equivalents                                                  172,948          7,337,289           (961,750)

Cash and cash equivalents at
  beginning of year                                         14,319,409          6,982,120          7,943,870
                                                       ---------------    ---------------     --------------
CASH AND CASH EQUIVALENTS AT
  END OF YEAR                                          $    14,492,357    $    14,319,409     $    6,982,120
                                                       ===============    ===============     ==============
Supplemental disclosures of cash flow
  information
    Cash paid during the period for
         Interest                                      $     9,212,594    $     5,783,912     $    4,092,493
         Income taxes                                        1,397,394            521,000            300,860

Supplemental disclosure of noncash investing
  activities
    Transfer from securities held to maturity
      to securities available for sale (Note 2)             11,944,338
    Transfer of foreclosures from loans
      to other real estate owned                                16,623
    Fair value of shares exchanged for Bank
      acquisition                                                               6,591,712

Assets and liabilities acquired in acquisitions
  (Note 3)
    Premises and equipment                                     439,310          1,360,778
    Acquisitions intangibles                                   514,902          4,175,000
    Other assets and accrued interest receivable                11,994            647,775
    Loans, net                                                       0         34,633,411
    Investment securities                                            0         24,846,498
    Deposits                                                 8,935,477         59,332,539
    Other liabilities and accrued
      interest payable                                          37,159          2,654,857

          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995

NOTE 1 - NATURE OF OPERATIONS

The consolidated financial statements include the accounts of First Manistique Corporation ("Corporation") and its wholly-owned subsidiaries, First Northern Bank & Trust, Rural Relending, and other minor subsidiaries, after elimination of intercompany transactions and accounts. The Corporation is engaged in the business of commercial and retail banking, with operations conducted throughout Michigan's Upper Peninsula. In addition, a significant portion of its commercial loan portfolio consists of leases to commercial government entities which are secured by equipment and vehicles. These leases are disbursed geographically throughout the country.


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates in the Preparation of Financial Statements: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the period. Actual results could differ from those estimates. The primary estimates incorporated into the Corporation's financial statements which are susceptible to change in the near term include the allowance for loan losses, fair values of certain financial instruments, the accrued liability associated with the deferred compensation plan, and the carrying value of impaired loans.

Cash and Cash Equivalents: For purposes of reporting cash flows, cash and cash equivalents include cash and due from banks, and federal funds sold. The Bank reports net cash flows for interest-bearing deposits with banks, loans and deposit transactions.

Securities: Securities available for sale consist of those securities not classified as trading or held to maturity. Such securities might be sold prior to maturity due to changes in interest rates, prepayment risks, yield and availability of alternative investments, liquidity needs, or other factors. Effective January 1, 1994, the Corporation adopted Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities (SFAS No. 115). As required by SFAS No. 115, securities classified as available for sale on and after January 1,1994 are reported at their fair value and the related net unrealized holding gain or loss is reported, net of related income tax effects, as a separate component of shareholders' equity until realized. Securities for which management has the positive intent and the Corporation has the ability to hold to maturity are reported at amortized cost.

In November 1995, the Financial Accounting Standards Board issued its Special Report, A Guide to Implementation of Statement No. 115 on Accounting for Certain Investments in Debt and Equity Securities (Guide). As permitted by the Guide, on December 8, 1995, the Corporation made a one-time reassessment and transferred securities from the held-to-maturity portfolio to the available-for-sale portfolio in order to increase management's ability to manage liquidity requirements and interest rate risk. At the date of transfer, these securities had an amortized cost of $11,944,338, fair value of $11,876,979, gross unrealized gains of $522 and gross unrealized losses of $67,881. The transfer increased the unrealized loss on securities available for sale in stockholders' equity by approximately $44,000, net of tax.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities are determined using the specific identification method.

Loans: Loans for which management has the intent and the Corporation has the ability to hold for the foreseeable future or payoff are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees, costs and discounts. Loans for which management does not have the intent to hold until payoff are stated at the lower of cost or fair value and recorded as loans held for sale.

Allowance for Loan Losses: Because some loans are not repaid in full, an allowance for loan losses is recorded. Increases to the allowance are recorded by a provision for loan losses charged to expense. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. The estimates may change depending on changes in economic conditions, the interest rate environment or specific situations of individual borrowers. Accordingly, the allowance is maintained by management at a level considered adequate to cover losses that are currently anticipated based on past loss experience, general economic conditions and collateral values, and other factors and estimates which are subject to change over time. While management may periodically allocate portions of the allowance for specific problem loan situations, the whole allowance is available for any loan charge-offs that may occur. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts may continue and future recoveries may occur.

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), and later amended by SFAS No. 118. These Standards, adopted by the Corporation at January 1, 1995, require that impaired loans, as defined, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of collateral if the loan is collateral dependent. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increase is reported as additional provision for loan losses. The effect of adopting SFAS Nos. 114 and 118 did not have a significant impact on the consolidated financial position or results of operations of the Corporation.

Smaller-balance homogeneous loans are residential first mortgage loans secured by one-to-four family residences, residential construction loans, automobile, home equity and second mortgage loans and are collectively evaluated for impairment. Commercial loans and first mortgage loans secured by other properties are evaluated individually for impairment. Management uses the Corporation's normal credit analysis information, including delinquency reports, non-accrual listings and the watch list, to identify loans which should be evaluated for impairment. A loan is considered impaired when management concludes it is probable that the borrower will not remit payments in accordance with the terms of the agreement. Loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual, past due, trouble debt restructurings and nonperforming asset disclosures.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the collateral on a present value basis, or the present value of estimated future cash flows. Under SFAS No. 114 as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as reductions or increases in the provision for loan losses.

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

Premises and Equipment: The Corporation's premises and equipment are stated at cost less accumulated depreciation. Premises and related components are depreciated using the straight-line method with useful lives ranging from 5 to 39 years. Furniture and equipment are depreciated using the straight-line method with useful lives ranging from 3 to 12 years.

Acquisition Intangibles: The Corporation's intangible assets include the value of ongoing customer relationships (core deposits) and the excess of cost over the fair value of net assets acquired (goodwill) arising from the purchase of a financial institution and the acquisition of certain assets and the assumption of certain liabilities of other financial institutions. Core deposit intangibles are amortized to income over a ten-year period on an accelerated basis and goodwill is amortized on a straight-line basis over a fifteen-year period.

Federal Income Taxes: Effective January 1, 1993, the Corporation adopted SFAS No. 109, Accounting for Income Taxes. The Corporation records income tax expense based on the amount of taxes due on its income tax return plus deferred taxes computed based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized. The effect of the adoption of SFAS No. 109, as of January 1, 1993, is shown as the cumulative effect of a change in accounting principle in the 1993 consolidated statement of income. Apart from the cumulative effect adjustment, the impact of the change on net income for 1993 was not material.

The Corporation and its subsidiaries file a consolidated federal income tax return on a calendar year basis.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Earnings Per Share: Earnings per share is calculated on the weighted average number of common shares outstanding during the year, retroactively adjusted to give effect to all stock splits and stock dividends.

Issued But Not Yet Adopted Accounting Standards: The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 121, Accounting for Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of (SFAS No. 121). This Statement requires that long-lived assets and certain identifiable intangibles held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable, and establishes criteria for evaluating recoverability. The Statement also requires that long-lived assets and certain identifiable intangibles to be disposed of be reported at the lower of carrying amount or fair value less cost to sell, with certain exceptions. The Statement is effective for fiscal years beginning after December 15, 1995. Management does not expect the Statement to have a material impact on the consolidated financial condition or results of operations of the Corporation.

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122). This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total cost of the mortgage loan is allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. Under current practice, all such costs are assigned to the loan. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The Corporation does not currently retain servicing on mortgage loans sold. Accordingly, unless the Corporation begins to retain servicing, this statement will have no impact on the consolidated financial condition or results of operations of the Corporation.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 123, Accounting for Stock-based Compensation (SFAS No.
123). The Statement establishes a "fair value-based method" of accounting for employee stock options and similar equity instruments, such as warrants, and encourages all companies to adopt that method of accounting for all of their employee stock compensation plans. However, the Statement allows companies to continue measuring compensation cost for such plans using accounting guidance in place prior to SFAS No. 123. Corporations that elect to remain with the former method of accounting must make pro forma disclosures of net income and earnings per share as if the fair value method provided for in SFAS No. 123 has been adopted. The accounting requirements of the Statement are required for transactions entered into in fiscal years that begin after December 15, 1995, although early adoption is permitted. Management has concluded that the Corporation will not adopt the fair value accounting provisions of SFAS No. 123 and will continue to apply its current method of accounting. Accordingly, adoption of SFAS No. 123 will have no impact on the Corporation's consolidated financial condition or results of operations.

Reclassifications: Certain prior years' amounts have been reclassified to conform to the current year's presentation.





                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995



NOTE 3 - ACQUISITIONS

Since early 1994, the Corporation has completed four acquisitions which have resulted in significant asset and earnings growth. The acquisitions have or will be accounted for under the purchase method of accounting. Accordingly, for those completed before December 31, 1995, the assets, liabilities, and results of operations are included in the Corporation's consolidated financial statements as of, and subsequent to, the acquisition date. The acquisition of South Range State Bank occurred on January 31, 1996 and is not reflected in the accompanying consolidated financial statements. Following is a summary of the acquisitions. Additional information regarding assets acquired and liabilities assumed is presented supplementally on the accompanying consolidated statements of cash flows.

                                                                                     Assets
                                                                                    Acquired         Resulting
      Date of                                                     Acquisition       (excludes       Acquisition
    Acquisition                   Transaction                        Cost         intangibles)      Intangibles
    -----------                   -----------                        ----         ------------      -----------
                                                                             (dollars in thousands)
February 8, 1994       Acquired 100% of the
                       outstanding stock of Bank of
                       Stephenson in exchange for
                       cash ($4.49 million) and
                       common stock (175,779 shares)              $   11,084       $   70,000       $    1,584

December 8, 1994       Acquired a substantial portion
                       of the banking assets and
                       assumed a substantial portion
                       of the banking liabilities of
                       Newberry State Bank in
                       exchange for cash                               4,150           22,000            2,591

September 15, 1995     Acquired the fixed assets and
                       assumed the deposits of the
                       Rudyard branch of First of
                       America in exchange for cash                      769            8,935              515

January 31, 1996       Acquired 100% of the
                       outstanding stock of South
                       Range State Bank in exchange
                       for cash and notes                              4,310           35,623              800

Following is unaudited, proforma information regarding the acquisition of the Bank of Stephenson, assuming the bank had been acquired January 1, 1993:

                                                                                  1994               1993
                                                                                  ----               ----
    Total revenues                                                           $   15,446,435     $   14,491,918
    Net income before cumulative effect of accounting change                      1,998,467          2,025,943
    Net income                                                                    1,998,467          2,038,945
    Net income before cumulative effect of accounting change
      per common and common equivalent share                                           3.36               3.47
    Net income per common and common equivalent share                                  3.36               3.49

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 4 - SECURITIES

The carrying amount of securities and their approximate fair value as of December 31, were as follows:

AVAILABLE FOR SALE

                                                                   Gross           Gross
                                                Amortized       Unrealized      Unrealized           Fair
                                                  Cost             Gains          Losses             Value
                                                  ----             -----          ------             -----
1995
    U.S. Treasury and federal agency         $    20,949,728    $   20,454     $     70,878     $    20,899,304
    State and political subdivisions                 477,035         4,239              751             480,523
    Other                                          4,822,543        24,430            6,422           4,840,551
                                             ---------------    ----------     ------------     ---------------
                                             $    26,249,306    $   49,123     $     78,051     $    26,220,378
                                             ===============    ==========     ============     ===============

1994
    U.S. Treasury and federal agency         $    17,696,243    $    2,927     $    642,258     $    17,056,912
    State and political subdivisions               3,347,737         2,087          219,609           3,130,215
    Other securities                               1,751,039                          8,968           1,742,071
                                             ---------------    ----------     ------------     ---------------

                                             $    22,795,019    $    5,014     $    870,835     $    21,929,198
                                             ===============    ==========     ============     ===============
HELD TO MATURITY

1995
    State and political subdivisions         $       835,049    $    1,964     $        260     $       836,753
                                             ===============    ==========     ============     ===============

1994
    U.S. Treasury and federal agency         $     8,799,276                   $    476,851     $     8,322,425
    State and political subdivisions               1,150,092    $    1,986            9,301           1,142,777
    Other                                          3,916,557                        183,464           3,733,093
                                             ---------------    ----------     ------------     ---------------

                                             $    13,865,925    $    1,986     $    669,616     $    13,198,295
                                             ===============    ==========     ============     ===============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 4 - SECURITIES (Continued)

Proceeds, gains and losses from the sales of securities available for sale for the years ended December 31 are summarized as follows:

                                                               1995               1994               1993
                                                               ----               ----               ----
    Gross proceeds                                       $    10,821,380     $    9,199,024     $   25,380,822
    Gains recognized                                              14,942            126,337            195,210
    Losses recognized                                             34,025             50,899             19,838

The amortized cost and estimated fair value of securities at December 31, 1995, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                                  Securities                            Securities
                                         ------Available for Sale------          ------Held to Maturity-------
                                         Amortized                               Amortized
                                            Cost            Fair Value             Cost           Fair Value
                                            ----            ----------             ----           ----------
    Due in one year or less           $     8,516,862    $     8,491,561     $      835,049     $       836,753
    Due after one year through
      five years                            7,655,058          7,660,825
    Due after five years through
      ten years                             8,963,369          8,932,021
    Due after ten years                     1,114,017          1,135,971
                                      ---------------    ---------------     --------------     ---------------
                                      $    26,249,306    $    26,220,378     $      835,049     $       836,753
                                      ===============    ===============     ==============     ===============

The carrying value of securities pledged to secure public deposits and treasury deposits was $2,278,048 as of December 31, 1995.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 5 - LOANS

Loans presented in the consolidated balance sheet are comprised of the following classifications:

                                                                               1995                  1994
                                                                               ----                  ----
    Loans:
         Commercial, financial and agricultural                         $     130,921,057     $     99,397,306
         1-4 family residential real estate                                    58,433,457           55,728,439
         Consumer                                                              29,954,025           26,851,376
         Construction                                                           2,235,030            1,258,000
                                                                        -----------------     ----------------
                                                                              221,543,569          183,235,121
    Less:  unearned income                                                        (36,159)             (66,296)
                                                                        -----------------     ----------------
                                                                        $     221,507,410     $    183,168,825
                                                                        =================     ================

Included in the loan portfolio are loans made to certain executive officers, directors, principal shareholders and companies in which they have an interest. The following is a summary of such loans:

         Balance - January 1                                  $       4,249,119
              New Loans                                               5,467,891
              Repayments                                             (3,113,808)
                                                              -----------------
         Balance - December 31                                $       6,603,202
                                                              =================


NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the years ending December 31 are summarized as follows:

                                                                 1995               1994               1993
                                                                 ----               ----               ----
    Balance at beginning of year                            $    2,349,957     $       916,633    $     833,907
         Add:
             Allowance from acquisitions
              and purchased loans                                                    1,184,666
            Provision for loan losses                              771,000             330,000          125,000
            Loan recoveries                                        456,702             193,660           13,385
            Loans charged off                                     (440,344)           (275,002)         (55,659)
                                                            --------------     ---------------    -------------

    Balance at end of year                                  $    3,137,315     $     2,349,957    $     916,633
                                                            ==============     ===============    =============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 6 - ALLOWANCE FOR LOAN LOSSES (Continued)

Information regarding impaired loans is as follows for the year ended December 31, 1995:

    Average investment in impaired loans                                                  $    659,412
    Interest income recognized on impaired loans including
      interest income recognized on cash basis                                                  40,856
    Interest income recognized on impaired loans on cash basis                                  40,856

Information regarding impaired loans at December 31, 1995 was as follows:

    Balance of impaired loans                                                             $    570,847
    Less portion for which no allowance for loan losses is allocated                            22,548
                                                                                          ------------
         Portion of impaired loan balance for which an allowance
           for credit losses is allocated                                                 $    548,299
                                                                                          ============
         Portion of allowance for loan losses allocated to the impaired
           loan balance                                                                   $    200,000
                                                                                          ============

There are no significant nonaccrual or restructured loans included in loans outstanding as of December 31, 1995 and 1994. In addition, there was no material effect on interest income due to nonaccrual or restructured loans for 1994 and 1993.


NOTE 7 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 consist of the following:

                                                                                    1995              1994
                                                                                    ----              ----
    Land                                                                       $     828,713     $      696,636
    Buildings and improvements                                                     9,435,229          6,885,538
    Furniture, fixtures and equipment                                              4,659,299          3,823,961
    Construction in progress                                                                            850,222
                                                                               -------------     --------------
                                                                                  14,923,241         12,256,357
    Allowance for depreciation                                                    (3,135,876)        (2,453,780)
                                                                               -------------     --------------
                                                                               $  11,787,365     $    9,802,577
                                                                               =============     ==============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 8 - ACQUISITION INTANGIBLES

Intangible assets, which were principally acquired through the acquisitions described in Note 3, consist of the following as of December 31:

                                                                                  1995                1994
                                                                                  ----                ----
    Goodwill                                                               $     1,403,232     $      1,104,930
    Core deposit intangible                                                      3,427,023            3,319,737
                                                                           ---------------     ----------------
                                                                                 4,830,255            4,424,667
    Less accumulated amortization                                                  569,000              190,619
                                                                           ---------------     ----------------
                                                                           $     4,261,255     $      4,234,048
                                                                           ===============     ================

Amortization expense related to the acquisition intangibles was $378,381, $177,638 and $3,080 for each year ended December 31, 1995, 1994 and 1993, respectively.


NOTE 9 - INTEREST-BEARING DEPOSITS

The following is an analysis of interest-bearing deposits as of December 31:

                                                                                  1995               1994
                                                                                  ----               ----
    Savings and interest-bearing checking                                  $    118,956,109    $   103,326,164
    Time:    In denominations under $100,000                                     82,752,399         84,157,370
             In denominations of $100,000 or more                                15,023,773         11,680,000
                                                                           ----------------    ---------------

                                                                           $    216,732,281    $   199,163,534
                                                                           ================    ===============

Interest expense on time deposits issued in denominations of $100,000 or more was $513,114, $506,298 and $373,213 for the year ended December 31, 1995, 1994 and 1993, respectively.

At December 31, 1995, scheduled maturities of the Bank's time deposits are as follows:

                 1996                                                      $     71,426,922
                 1997                                                            14,050,622
                 1998                                                             7,884,928
                 1999                                                             1,123,925
                 2000                                                             2,727,507
                 Thereafter                                                         562,268
                                                                           ----------------

                                                                           $     97,776,172
                                                                           ================

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 10 - OTHER BORROWINGS

Other borrowings consist of the following at December 31,

                                                                                  1995               1994
                                                                                  ----               ----
Federal Home Loan Bank
    Adjustable rate advance, maturing November 21, 1996:
      5.65% interest   rate at December 31, 1995, adjusting
      period is semi-annually.                                               $    2,000,000     $     2,000,000

    Fixed-rate advance at 5.86%, maturing December 15, 2003.                        213,907             236,656

    Fixed-rate advance at 7.37%, maturing April 15, 2004.                           237,440             250,000

    Fixed-rate advance at 7.59%, maturing May 17, 2004.                             436,388             500,000

    Fixed-rate advance at 5.79%, maturing June 2, 1997.                           1,000,000

    Fixed-rate advance at 6.13% maturing June 2, 2000.                            1,000,000

    Fixed-rate advance at 6.5%, maturing October 17, 2005.                        3,200,000
                                                                             --------------     ---------------
                                                                                  8,087,735           2,986,656
Farmer's Home Administration
    $2,000,000 fixed-rate line agreement with Farmers
      Home Administration maturing August 24, 2024:
      interest payable at 1%                                                      2,000,000             565,875
                                                                             --------------     ---------------
                                                                             $   10,087,735     $     3,552,531
                                                                             ==============     ===============

Maturities of other borrowings outstanding at December 31, 1995 are as follows:

                 1996                                                        $    2,302,820
                 1997                                                             1,397,459
                 1998                                                               402,142
                 1999                                                               417,148
                 2000                                                             1,435,587
                 Thereafter                                                       4,132,579
                                                                             --------------
                                                                             $   10,087,735
                                                                             ==============

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Corporation's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1995.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 11 - INCOME TAXES

The components of federal income taxes attributable to continuing operations for the years ending December 31, 1995, 1994 and 1993 are as follows:

                                                                  1995              1994              1993
                                                                  ----              ----              ----
    Current tax expense                                      $   1,409,543     $     627,300     $      285,360
    Deferred tax expense (benefit)                                (325,650)         (169,300)           (25,186)
                                                             -------------     -------------     --------------
                                                             $   1,083,893     $     458,000     $      260,174
                                                             =============     =============     ==============

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, are as follows:

                                                                                    1995              1994
                                                                                    ----              ----
    Deferred tax assets
         Allowance for loan loss                                               $     689,982     $      488,739
         Nonaccrual loan interest                                                      9,957
         Deferred compensation                                                       171,533            147,969
         Unrealized loss on securities available for sale                              9,081            297,108
                                                                               -------------     --------------
                                                                                     880,553            933,816
    Deferred tax liabilities
         Bank premises and equipment                                                 384,308            390,191
         Core deposit intangible                                                     418,302            503,305
                                                                               -------------     --------------
    Net deferred tax asset                                                     $      77,943     $       40,320
                                                                               =============     ==============

A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance was required at December 31, 1995, 1994 or 1993.

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before tax are as follows:

                                                                  1995              1994              1993
                                                                  ----              ----              ----
    Federal income tax computed at the
      statutory rate of 34%                                  $   1,276,431     $     824,684     $     519,900
    Add (deduct) effect of:
         Tax-exempt interest income                               (372,381)         (363,978)         (269,780)
         Other items, net                                          179,843            (2,706)           10,054
                                                             -------------     -------------     -------------
                                                             $   1,083,893     $     458,000     $     260,174
                                                             =============     =============     =============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 12 - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit, and standby letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Corporation has the following fixed and variable rate commitments outstanding at December 31 (in thousands):

                                                         ---------1995----------       ---------1994---------
                                                                  ----                          ----
                                                           Fixed         Variable       Fixed        Variable
                                                           -----         --------       -----        --------
    Outstanding letters of credit                                     $     1,288                   $    1,741
    Unused lines of credit                             $     3,474          8,556    $     2,707         6,204
    Loan commitments outstanding                                            6,882            400         6,957
                                                       -----------    -----------    -----------    ----------
                                                       $     3,474    $    16,726    $     3,107    $   14,902
                                                       ===========    ===========    ===========    ==========

Fixed rates on unused lines of credit range from 9.5% to 10.5% at December 31, 1995.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.


NOTE 13 - DEFERRED COMPENSATION PLAN

As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan. Benefits are based on the number of years the key members have served in the Bank and a vested percentage of the monthly benefit received upon retirement. A liability is recorded on a present value basis and discounted using current market rates. This liability may change depending upon changes in long-term interest rates. Deferred compensation expense included in salaries and wages was approximately $89,955 and $82,284 for the years ended December 31, 1995 and 1994, respectively. The liability at December 31, 1995 and 1994, for vested benefits was approximately $471,075 and $409,284, respectively. It is anticipated that the death benefits received from the life insurance policies on the plan's participants will reimburse the Corporation for the obligations under the plan. The cash surrender value of these policies was $689,918 and $559,508 at December 31, 1995 and 1994, respectively, and is included in other assets in the accompanying financial statements.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 14 - PROFIT SHARING AND EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation has established a 401(k) profit sharing and deferred compensation plan. Employees who have completed one year of service and attained the age of 18 are eligible to participate in the plan. Eligible employees can elect to have a portion, not to exceed 15%, of their annual compensation paid into the plan. In addition, the Corporation may make discretionary contributions into the plan. The total discretionary contributions to the plan for the years ended December 31, 1995, 1994 and 1993 were $120,722, $68,453 and $59,627, respectively.

Effective January 1, 1993, sponsorship of the then existing profit sharing plan was transferred to the Corporation and the plan was amended and restated to include employee stock ownership plan features. Effective December 28, 1993, the Corporation registered 100,000 shares of currently authorized common stock for use in the profit sharing and employee stock ownership plan. Effective December 21, 1994, the Corporation approved the termination of the existing profit sharing/employee stock ownership plan and the distribution of employer stock in the plan to plan participants. Other assets in the plan were merged into the current 401(k) plan. The Corporation's request from the Internal Revenue Service for a determination letter on the termination of the former plan is pending.


NOTE 15 - STOCK OPTION PLAN

The Corporation adopted a stock option plan during 1992. Participants of the plan generally include senior officers and directors who do not participate in the subsidiary banks' deferred compensation plan discussed in Note 13.

Under the terms of the plan, 16,500 shares of the Corporation's common stock was reserved for awards. The options issued have a ten year life but cannot be exercised until a minimum of two years after their issue date.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 15 - STOCK OPTION PLAN (Continued)

The following is a summary of stock options, granted and exercised, for the years presented, restated for any stock splits or stock dividends.

                                                                                               Exercise
                                                                               Number        Price Range
                                                                               ------        -----------
    Outstanding - January 1, 1993                                               4,200         $     33
         Granted                                                                5,250               37
                                                                             --------
    Outstanding - December 31, 1993                                             9,450            33-37
         Granted                                                                7,050               38
         Exercised                                                             (2,100)              33
                                                                             --------
    Outstanding December 31, 1994                                              14,400            33-37
         Exercised                                                             (1,950)           33-37
                                                                             --------         --------
    Outstanding - December 31, 1995                                            12,450         $  33-37
                                                                             ========         ========

At December 31, 1995, 5,400 of the above options were exercisable. No additional shares are available to be granted under the plan. At December 31, 1995, 12,450 shares of common stock were reserved for outstanding options.


NOTE 16 - CONTINGENCIES

From time to time certain claims are made against the Corporation in the normal course of business. At December 31, 1995, there were no outstanding matters which in management's opinion could have a material impact on the Corporation's consolidated financial condition or results of operations.

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS

The following disclosure is made in accordance with the requirements of Statement of Financial Accounting Standards No. 107, Disclosure About Fair Value of Financial Instruments (SFAS No. 107). Where quoted market prices are not available, as is the case for a significant portion of the Corporation's financial instruments, the fair values are based on estimates using present value of expected cash flows or other valuation techniques. These techniques are significantly affected by the assumptions used, including the discount rate and the timing of estimated cash payments and receipts. Accordingly, certain of the fair value estimates presented herein cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts the Corporation could realize in a current market exchange.

In addition, the fair value estimates are limited to existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the Corporation's premises and equipment, goodwill, and deposit-based intangible assets. In addition, tax ramifications related to the realization of unrealized gains and losses such as those within the investment securities portfolio can also have a significant effect on fair values and have not been considered in the estimates. Accordingly, the aggregate fair value amounts do not represent the underlying value of the Corporation.

The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                                                                          1 9 9 5
                                                                                          -------
                                                                                Carrying             Fair
                                                                                 Amount              Value
                                                                                 ------              -----
Financial assets:
    Cash and cash equivalents                                                $   14,492,357     $   14,492,357
    Interest-bearing deposits with banks                                          1,678,080          1,678,080
    Securities available for sale                                                26,220,378         26,220,378
    Securities held to maturity                                                     835,049            836,753
    Loans receivable, net of allowance for loan losses                          218,370,095        218,106,381
    Accrued interest receivable                                                   2,194,968          2,194,968

Financial liabilities:
    Deposits                                                                   (244,406,695)      (244,723,891)
    Securities sold under agreement to repurchase                                  (700,000)          (700,000)
    Other borrowed funds                                                        (10,087,735)        (9,471,893)
    Accrued interest payable                                                     (1,418,547)        (1,418,547)

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 17 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)

The Bank's loan commitments, standby letters of credit and undisbursed loans have been estimated to have no material fair value, as such commitments are generally fulfilled at current market rates.

The carrying amounts of the following financial instruments are a reasonable approximation of their fair values:

   -  Cash and cash equivalents
   -  Accrued interest receivable
   -  Securities sold under agreement to repurchase
   -  Accrued interest payable


NOTE 18 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Details of other expense in the consolidated statements of income are as follows for the years ended December 31:


                                                               1995               1994               1993
                                                               ----               ----               ----
    Forms and supplies                                   $       438,123     $      283,003     $      182,637
    Amortization of acquisition intangibles                      434,397            151,948
    Legal and consulting fees                                    344,971            274,980             89,183
    FDIC assessment                                              261,941            374,263            218,466
    Telephone                                                    206,495            133,975             84,673
    Postage                                                      200,366            136,933             90,357
    Directors' fees                                              161,184            101,116             82,300
    Business promotion                                           150,426            120,427             91,456
    Advertising                                                  140,275            141,858             69,000
    Audit and examination fees                                   125,051            101,855             84,252
    State taxes                                                   96,000             95,849             87,121
    Other                                                      1,148,700            684,179            491,033
                                                         ---------------     --------------     --------------
                                                         $     3,707,929     $    2,600,386     $    1,570,478
                                                         ===============     ==============     ==============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 19 - FIRST MANISTIQUE CORPORATION (PARENT CORPORATION ONLY)
  FINANCIAL INFORMATION

The following summarizes parent corporation financial information as of December 31, 1995 and 1994 and for the years ended December 31, 1995, 1994 and 1993:

                            CONDENSED BALANCE SHEETS

                                                                                  1995               1994
                                                                                  ----               ----
    Assets
         Cash                                                                $      269,221     $    1,379,373
         Investment in subsidiaries                                              24,311,172         20,865,699
         Other assets                                                               426,484            238,355
                                                                             --------------     --------------

                                                                             $   25,006,877     $   22,483,427
                                                                             ==============     ==============

    Stockholders' equity                                                     $   25,006,877     $   22,483,427
                                                                             ==============     ==============

                         CONDENSED STATEMENTS OF INCOME

                                                                  1995              1994              1993
                                                                  ----              ----              ----
    Income
         Dividends from subsidiaries                                           $   6,272,000     $     770,000

    Expenses
         Salaries and wages                                  $     102,699            36,393            16,840
         Professional fees                                         177,270            59,755            38,935
         Interest expense                                                             95,942
         Other expenses                                             62,377            54,118            28,522
                                                             -------------     -------------     -------------
    Income before income tax and equity in
      undistributed net income of subsidiaries                    (342,346)        6,025,792           685,703
    Income tax benefit                                             116,398           (80,000)          (28,690)
                                                             -------------     -------------     -------------
                                                                  (225,948)        6,105,792           714,393
    Equity in undistributed net income of
      subsidiaries                                               2,896,263        (4,138,250)          567,552
                                                             -------------     -------------     -------------
    NET INCOME                                               $   2,670,315     $   1,967,542     $   1,281,945
                                                             =============     =============     =============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 19 - FIRST MANISTIQUE CORPORATION (PARENT CORPORATION ONLY)
  FINANCIAL INFORMATION (Continued)

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                  1995              1994              1993
                                                                  ----              ----              ----
    CASH FLOWS FROM OPERATING ACTIVITIES
         Net income                                          $   2,670,315     $   1,967,542     $    1,281,945
         Adjustments to reconcile net income to
           net cash from operating activities
         Undistributed earnings of subsidiaries                 (2,896,263)        4,138,250           (567,552)
         Loss on investment security                                                  25,000
         Change in other assets                                   (116,083)         (124,775)           (81,157)
         Depreciation and amortization                               7,610             7,220
                                                             -------------     -------------     --------------
             Net cash from operating activities                   (334,421)        6,013,237            633,236

    CASH FLOWS FROM INVESTING ACTIVITIES
         Investment in subsidiaries                                               (9,193,538)
         Securities purchased                                                        (10,000)           (25,000)
         Purchase of equipment                                     (80,000)
                                                             -------------     -------------     --------------
             Net cash from investing activities                    (80,000)       (9,203,538)           (25,000)

    CASH FLOWS FROM FINANCING ACTIVITIES
         Proceeds from issuance of common stock                    157,973         4,911,284
         Repurchase of common stock                                                  (12,265)
         Dividends paid                                           (853,704)         (542,697)          (405,280)
                                                             -------------     -------------     --------------
             Net cash from financing activities                   (695,731)        4,356,322           (405,280)
                                                             -------------     -------------     --------------
    Increase (decrease) in cash                                 (1,110,152)        1,166,021            202,956
    Cash at beginning of year                                    1,379,373           213,352             10,396
                                                             -------------     -------------     --------------
    CASH AT END OF YEAR                                      $     269,221     $   1,379,373     $      213,352
                                                             =============     =============     ==============

                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               December 31, 1995


NOTE 20 - CAPITAL STRUCTURE AND RESTRICTIONS ON RETAINED EARNINGS

Effective May 1, 1994, the Corporation's articles of incorporation were amended to increase authorized shares from 500,000 shares of $2.50 par value common stock to 2,000,000 shares of no par value common stock. Concurrent with the increase of authorized common shares, the Corporation also authorized a 3 for 1 stock split for shares outstanding on May 1, 1994 which resulted in the issuance of an additional 392,444 shares. All share and per share amounts have been adjusted for the stock split. Subsequent to April 30, 1994, the proceeds from the issuance of common stock are fully recorded in the common stock account.

The Corporation has authorized 750,000 shares for use in its dividend reinvestment plan. At December 31, 1995, 749,125 shares remain unissued under this plan.

Federal and state banking laws and regulations place certain restrictions on the amount of dividends a bank can pay and capital levels that must be maintained. Under the most restrictive of these regulations, the Bank could pay approximately $6,300,000 in dividends plus current year earnings without prior regulatory approval.

Item 9.  Changes in and Disagreements with Accountants and Financial Disclosure

There have been no disagreements with accountants. Crowe, Chizek and Company LLP was appointed as the Registrant's independent accountants for the year ended December 31, 1995, effective January 2, 1995, as disclosed on the Registrant's Current Report on Form 8-K filed January 17, 1995.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant:

The information set forth on page 3, under the caption "Information About Directors and Director Nominees", of the Registrant's definitive Proxy Statement dated March 29, 1996, is hereby incorporated by reference.


Item 11.  Executive Compensation

Information relating to compensation of the Registrant's executive officers is contained on pages 12 to 14, under the caption "Compensation of Executive Officers", in the Registrant's definitive Proxy Statement dated March 29, 1996, and is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management is contained on page 15, under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement dated March 29, 1996, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained on page 14, under the caption "Indebtedness of and Transactions with Management" in the Registrant's definitive Proxy Statement dated March 29, 1996, and is incorporated herein by reference.


                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1) Financial Statements. The following documents are filed as part of Item 8 of this report:

     Report of Independent Auditors
     Consolidated Balance Sheets as of December 31,
       1995, and 1994
     Consolidated Statements of Income for the years ended
       December 31, 1995, 1994, and 1993
     Consolidated Statement of Changes in Shareholders'

       Equity for the years ended December 31, 1995, 1994, and 1993
     Consolidated Statements of Cash Flows for the years ended
       December 31, 1995, 1994, and 1993
     Notes to Consolidated Financial Statements



(2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.



(3) The following exhibits are filed as part of this report:


          Number                               Exhibit
          ------                               -------
          3(a)    Restated Articles of Incorporation.  Filed herewith.

          3(b)    Amended and Restated Bylaws.  Filed herewith.

          4 Dividend Reinvestment Plan. Previously filed as an exhibit to the Registrant's Registration Statement on Form
                  S-3 (Registration No. 033-61533) filed on August 1, 1995.
                  Here incorporated by reference.

          10(a)   Stock Option Plan.  Previously filed in the
                  Registrant's definitive proxy statement for it's annual meeting of shareholders held April 21, 1994. Here incorporated by reference.

          10(b)   First Manistique Corporation Executive and Board
                  Member Restricted Stock Plan.  Previously filed in the
                  Registrant's definitive proxy statement for it's annual meeting of shareholders held April 18, 1995. Here incorporated by reference.

          10(c)   Employment Contract between First Northern Bank &
                  Trust and Ronald G. Ford.  Filed herewith.

          21      Subsidiaries of the Registrant.  Filed herewith.






          23(a)   Consent of Schneider, Larche, Haapala & Co..  Filed herewith.

          23(b)   Consent of Crowe, Chizek and Company LLP.  Filed herewith.

          27      Financial Data Schedule.  Filed herewith.




The Registrant will furnish a copy of any exhibit listed above to any shareholder of the Registrant without charge upon written request to Fred LaMuth, First Manistique Corporation, 130 South Cedar Street, P.O. Box 369, Manistique, MI 49854.

(b) Reports on Form 8-K. During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 FIRST MANISTIQUE CORPORATION
                                                 (Registrant)


                                                  /s/ Ronald G. Ford
                                                  ----------------------------
                                                  Ronald G. Ford
                                                  President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of March 20, 1996, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.






/s/ Charles B. Beaulieu                            /s/ Thomas G. King
------------------------------                     ---------------------------
CHARLES B. BEAULIEU, Director                      THOMAS G. KING, Director



/s/ Stanley J. Gerou II                            /s/ C. Ronald Dufina
------------------------------                     ----------------------------
STANLEY J. GEROU II, Director                      C. RONALD DUFINA, Director



/s/ John B. Clark                                  /s/ John D. Lindroth
------------------------------                     ----------------------------
JOHN B. CLARK, Director                            JOHN D. LINDROTH, Director



/s/ Ronald G. Ford                                 /s/ John P. Miller
------------------------------                     ----------------------------
RONALD G. FORD, Director,                          JOHN P. MILLER, Director
        CEO, and President

/s/ Michael C. Henricksen                          /s/ Richard B. Demers
------------------------------                     ----------------------------
MICHAEL C. HENRICKSEN,Director                     RICHARD B. DEMERS, Executive
           and Vice Chairman                           Vice President


/s/ Daniel Purcell
------------------------------
DANIEL PURCELL, Chief Financial
     Officer and Chief Accounting Officer

                                 EXHIBIT INDEX

Number                                Exhibit
------                                -------

3(a)    Restated Articles of Incorporation. Filed herewith.

3(b)    Amended and Restated Bylaws.  Filed herewith.

4 Dividend Reinvestment Plan. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 033-61533) filed on August 1, 1995. Here incorporated by reference.

10(a) Stock Option Plan. Previously filed in the Registrant's definitive proxy statement for it's annual meeting of shareholders held April 21, 1994. Here incorporated by reference.

10(b) First Manistique Corporation Executive and Board Member Restricted Stock Plan. Previously filed in the Registrant's definitive proxy statement for it's annual meeting of shareholders held April 18, 1995. Here incorporated by reference.

10(c) Employment Contract between First Northern Bank & Trust and Ronald G. Ford. Filed herewith.

21      Subsidiaries of the Registrant.  Filed herewith.

23(a)   Consent of Schneider, Larche, Haapala & Co.  Filed herewith.

23(b)   Consent of Crowe, Chizek and Company LLP.  Filed herewith.

27      Financial Data Schedule.  Filed herewith.