Form 10-Q
period 1996-03-31
FIRST MANISTIQUE CORP
filed 1996-05-15
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1996   Commission file number: 2-54663

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No
                               ---         ---

As of May 1, 1996, there were outstanding 2,120,778 shares of the registrant's common stock, no par value.

                         PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

Consolidated Balance Sheets
(In thousands of dollars)

                                                                   March 31,             December 31,
                                                                     1996                   1995
                                                                  (unaudited)             (audited)
                                                                  -----------            ------------
ASSETS
   Cash and due from banks                                         $  8,837               $ 10,492
   Federal funds sold                                                12,000                  4,000
                                                                   --------               --------
      Total cash and cash equivalents                                20,837                 14,492

   Interest-bearing deposits with banks                               1,698                  1,678
   Securities available for sale                                     27,317                 26,220
   Securities held to maturity (fair value of $711
        at 3/31/96 and  $837 at 12/31/95)                               710                    835

   Loans                                                            255,134                221,507
   Allowance for loan losses                                         (3,475)                (3,137)
                                                                   --------               --------
   Net loans                                                        251,659                218,370

   Bank premises and equipment                                       13,308                 11,787
   Other assets                                                      11,985                  9,409
                                                                   --------               --------
                                         TOTAL ASSETS              $327,514               $282,791
                                                                   ========               ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                          $ 26,083               $ 27,674
      Interest-bearing                                              256,986                216,733
                                                                   --------               --------
                                                                    283,069                244,407

   Securities sold under agreement to repurchase                        700                    700
   Other borrowings                                                  15,351                 10,088
   Other liabilities                                                  2,964                  2,589
                                                                   --------               --------
                                    TOTAL LIABILITIES               302,084                257,784

   Shareholders' equity
      Common stock, no par value, 6,000,000 shares
          authorized;  outstanding:  2,120,778 3/31/96 and
          2,106,897 at 12/31/95                                      13,443                 13,195
      Retained earnings                                              12,507                 11,832
      Net unrealized loss on securities available for sale,
          net of tax of $266 at 3/31/96 and $9 at 12/31/95             (520)                   (20)
                                                                   --------               --------
                           TOTAL SHAREHOLDERS' EQUITY                25,430                 25,007
                                                                   --------               --------
           TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY              $327,514               $282,791
                                                                   ========               ========


Consolidated Statements of Income (unaudited)
(In thousands of dollars)

                                                                          Three Months Ended
                                                                                March 31,
                                                                      1996                  1995
                                                                   --------------------------------
Interest income
   Loans, including fees                                         $    5,840             $    4,430
   Securities
      Taxable                                                           399                    429
      Exempt from federal taxation                                       24                     52
   Other                                                                159                    156
                                                                 ----------             ----------
Total interest income                                                 6,422                  5,067

Interest expense
   Deposits                                                           2,701                  2,142
   Borrowed funds                                                       142                     63
                                                                 ----------             ----------
Total interest expense                                                2,843                  2,205
                                                                 ----------             ----------
Net interest income                                                   3,579                  2,862

Provision for loan losses                                               107                     69
                                                                 ----------             ----------
Net interest income after provision for loan losses                   3,472                  2,793

Noninterest income
   Service charges on deposit accounts                                  163                    140
   Loan service charges                                                  29                     21
   Securities gains (losses)                                             27                      3
   Other                                                                109                    202
                                                                 ----------             ----------
Total noninterest income                                                328                    366

Noninterest expense
   Salaries and employee benefits                                     1,107                    921
   Furniture and equipment expense                                      198                    198
   Occupancy expense                                                    236                    151
   Other                                                                935                    845
                                                                 ----------             ----------
Total noninterest expense                                             2,476                  2,115
                                                                 ----------             ----------
Income before income tax                                              1,324                  1,044

Provision for income tax (Note 6)                                       395                    267
                                                                 ----------             ----------
Net income                                                       $      929             $      777
                                                                 ==========             ==========

Average common shares outstanding                                 2,109,363              2,097,072
Earnings per common share                                        $     0.44             $     0.37



Consolidated Statement of Changes in Shareholders' Equity (unaudited) (in thousands of dollars)

                                                       Three months               Three months
                                                           ended                      ended
                                                      March 31, 1996             March 31, 1995
                                                      --------------             --------------
Balance - beginning of period                            $25,007                    $22,484

Net Income YTD                                               929                        777

Cash dividends                                              (254)                      (350)

Issuance of common stock                                     248

Net change in unrealized gain (loss)
     on securities available for sale                       (500)                       282
                                                         -------                    -------
                                                         $25,430                    $23,193
                                                         =======                    =======


Consolidated Statements of Cash Flows (unaudited)
(in thousands of dollars)

                                                                        March 31,        March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                      1996             1995
                                                                      -----------      ------------
     Net income                                                            929              777
     Adjustments to reconcile net income
       to net cash from operating activities
           Provision for loan losses                                       107               69
           Deferred taxes                                                 (170)
           Depreciation taxes                                              201              190
           Amortization                                                    136               30
          (Gains) losses on sale
               Securities                                                  (27)              (3)
               Premises and equipment                                       21               (3)
           Changes in assets and liabilities
               Interest receiveable and other assets                       688             (253)
               Interest payable and other liabilities                        3              629
                                                                       -------          -------
                         Net cash from operating
                             activities                                  1,888            1,436

CASH FLOWS FROM INVESTING ACTIVITIES

     Net change in interest-bearing deposits
         with banks                                                        (20)             419
     Purchase of securities available for sale                          (5,000)            (974)
     Purchase of securities held to maturity                                             (1,511)
     Proceeds from sales of securities
        available for sale                                               3,000              599
     Proceeds from maturities, calls, or
          paydowns of securities available for sale                      4,809            1,928
     Proceeds from maturity and calls of securities
         held to maturity                                                  125              413
     Net increase in loans                                              (5,737)          (8,206)
     Proceeds from sale of premises and equipment                           64
     Purchase of premises and equipment                                   (221)            (628)
     Net cash used in acquisition of
          South Range State Bank                                           562
                                                                       -------          -------
             Net cash provided from investing activities                (2,418)          (7,960)

CASH FLOWS FROM FINANCING ACTIVITIES

    Net increase in depsosits                                                  3,981            1,485
    Proceeds from notes payable                                                2,900            1,221
    Proceeds from issuance of common stock                                       248
    Payment of dividends                                                        (254)            (350)
                                                                              ------           ------
        Net cash from investing activities                                     6,875            2,356
                                                                              ------           ------
Net increase (decrease) in cash and cash
    equivalents                                                                6,345           (4,168)

Cash and cash equivalents at beginning of year                                14,492           14,319
                                                                              ------           ------
Cash and cash equivalents at end of year                                      20,837           10,151
                                                                              ======           ======


Supplemental disclosures of cash flow
     information
          Cash paid during the period for
               Interest                                                        2,913            2,205
               Income taxes                                                      408              541

Supplemental disclosures of noncash investing
     activities
          Issuance of notes payable to South Range
               State Bank's former shareholders'                               2,363                -

Assets and liabilities acquired in acquisition
     (refer to Note 3)
          Premises and equipment                                               1,389                -
          Acquisition intangibles                                              1,231                -
          Other assets and accrued interest receivable                         2,033                -
          Loans, net                                                          27,890                -
          Investment securities                                                7,514                -
          Deposits                                                            34,681                -
          Other liabilities and accrued interest payable                         542                -

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of First Manistique Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The FASB has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122). The Registrant has adopted this Statement on January 1, 1996, as required. SFAS No. 122 eliminates the accounting distinction between originated and purchased mortgage servicing rights. Beginning in 1996, when a loan is originated with the intent to sell, a separate asset will be recognized for the mortgage servicing rights, which is consistent with the current treatment of purchased mortgage servicing rights. SFAS No. 122 also changes the manner in which impairment of capitalized mortgage servicing rights is recognized. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. Based on the volume of mortgage banking activity conducted during 1995, the Registrant does not expect SFAS No. 122 to have a significant impact on its consolidated financial condition and results of operations for 1996.

A resolution for a 3-for-1 stock split, for shareholder's of record on April 29, 1996, was approved by the Board of Directors on April 23, 1996. All share and per share amounts in this filing have been adjusted to reflect the 3-for-1 stock split.



NOTE 3 - ACQUISITION OF SOUTH RANGE STATE BANK

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $38,969,000, liabilities of $35,223,000, total deposits of $34,681,000, and total loans of $27,890,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 being paid in cash and the remaining $2,363,000 being financed through the issuance of notes payable.



NOTE 4 - SECURITIES

The amortized cost and fair value of securities at March 31, 1996 are shown below:
(in thousands of dollars)



                                                                                          Gross             Gross
                                                                   Amortized           Unrealized        Unrealized          Fair
                                                                     Cost                Gains              Loss            Value
                                                                --------------------------------------------------------------------
Securities Available for Sale
- -----------------------------
                   U.S. Treasury and federal agency               $23,158                  $4            $754          $22,408
                   State and political subdivisions                 1,507                   1              17            1,491
                   Other                                            3,438                   1              21            3,418
                                                                  ------------------------------------------------------------
                     Total                                        $28,103                  $6            $792          $27,317
                                                                  ============================================================

Securities Held To Maturity
- ---------------------------
                   State and political subdivisions               $   710                  $1                          $   711
                                                                  ============================================================




The amortized cost and fair value of securities by contractural maturity at March 31, 1996, are shown below, in thousands of dollars


                                                                         Available for Sale                  Held to Maturity
                                                                     ---------------------------         -------------------------
                                                                     Amortized             Fair          Amortized           Fair
                                                                        Cost               Value            Cost             Value
                                                                     ---------------------------         -------------------------
Due in one year or less                                              $10,399             $10,082            $710            $711
Due after one year through five years                                  5,395               5,384
Due after five years through ten years                                 9,138               8,889
Due after ten years                                                    3,171               2,962
                                                                     ---------------------------            --------------------
                                                                     $28,103             $27,317            $710            $711
                                                                     ===========================            ====================


NOTE 5 - LOANS

Loans presented in the consolidated balance sheet are comprised of the following classifications at March 31, 1996 and December 31, 1995: (in thousands of dollars)

                                                                                  March 31,           December 31,
                                                                                    1996                  1995
                                                                                 ----------          -------------
Loans:
        Commercial, financial and agricultural                                    $142,813            $130,921
        1-4 family residential real estate                                          72,795              58,433
        Consumer                                                                    36,389              29,954
        Construction                                                                 3,162               2,235
                                                                                  --------            --------
               Total                                                               255,159             221,543

Less:  unearned income                                                                 (25)                (36)
                                                                                  --------            --------
                                                                                  $255,134            $221,507
                                                                                  ========            ========


Included in the loan portfolio are loans made to certain executive officers, directors, principal shareholders and companies in which they have an interest. The following is a summary of such loans, in thousands of dollars:


         Balance - January 1, 1996                              $6,603
              New Loans                                            142
              Repayments                                          (530)
                                                                ------
         Balance - March 31, 1996                               $6,215
                                                                ======

NOTE 6 - ALLOWANCE FOR LOAN LOSSES


Activity in the allowance for loan losses for the three months ended March 31, 1996 and 1995, and the twelve months ended December 31, 1995, are summarized as follows: (in thousands of dollars)

                                                       March 31,       December 31,        March 31,
                                                         1996             1995                1995
                                                      ----------      -------------       ----------
Balance at beginning of period                         $3,137           $2,350              $2,350
Charge offs                                               (74)            (440)               (105)
Recoveries                                                 20              456                  41
Adjustment from loans resold to Newberry
     State Bank                                                                                 (6)
Allowance transferred from purchase of
     South Range State Bank                               285
Provision                                                 107              771                  69
                                                       ------           ------              ------
Balance at end of period                               $3,475           $3,137              $2,349
                                                       ======           ======              ======

Nonaccrual loans                                         $569               $0                $102
Loans 90 or more days past due                          1,737            1,440                 194
Renegotiated loans                                          0              563                   0

The majority of the increase in nonaccrual loans from December 31, 1995 to March 31, 1996 consisted of credit extended to one used car dealer. The loan loss reserve allocated to this loan is adequate to meet any exposure to loss.

The Registrant is a secured creditor in the Bennett Funding Group, Inc. (BFG) case. BFG filed

Chapter 11 Bankruptcy Protection and has ceased payments to hundreds of investors throughout the country, including approximately 250 banks. The Registrant holds actual commercial leases which consist of equipment contracts for various office equipment including fax machines, copiers, and phone systems. Upon learning of BFG's filing of Chapter 11, the Registrant's major focus has been to determine that it was in first lien position on all leases held. The Registrant ordered a search of all recorded UCC filings and upon their review feels confident that it is in first lien position on all the leases held. The outstanding balances on these leases was $2,792,651 at December 31, 1995 and $2,528,188 at March 31, 1996. The Registrant has not received a payment on any of it's leases from BFG since their filing for Chapter 11 on March 29, 1996. However, based on procedures performed and continued monitoring of this situation, management believes that lease payments will be resumed within 90 days. None of the leases has been identifited as impaired and all leases have remained on accrual status.


NOTE 7 - DEPOSITS

The following is an analysis of interest-bearing deposits as of March 31, 1996 and December 31, 1995.
(in thousands of dollars)

                                                        March 31,              December 31,
                                                          1996                    1995
                                                        ---------              ------------
Savings and interest-bearing checking                   $145,172                $118,957
Time: In denominations under $100,000                     95,265                  82,752
      In denominations of $100,000 or more                16,549                  15,024
                                                        --------                --------
                                                        $256,986                $216,733
                                                        ========                ========


NOTE 8 - OTHER BORROWINGS

Other Borrowings consists of the following at March 31, 1996 and December 31, 1995: (in thousands of dollars)


                                                                        March 31,      December 31,

                                                                          1996            1995
                                                                      -------------  ---------------
Federal Home Loan Bank advances (7), at
     various rates with various maturities.                             $ 8,088         $ 8,088

Farmer's Home Administration, $2,000,000
     fixed rate line agreement maturing August 24, 2024:
     interest payable at 1%.                                              2,000           2,000

Associated Bank Green Bay, $4,000,000 variable
     rate line agreement maturing February 1, 1999:
     interest payable at Associated's prime rate - 8.50%
     at March 31, 1996.                                                   2,900

Notes Payable to South Range State Bank's former
     stockholders, $2,362,852 maturing in three equal
     annual installments beginning February 1, 1997:
     interest payable at 5.20%.                                           2,363
                                                                        -------         -------
                                                                        $15,351         $10,088
                                                                        =======         =======


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated financial statements of the Registrant and its wholly-owned subsidiaries. The discussion should be read in conjunction with those statements.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

HIGHLIGHTS

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $38,969,000, liabilities of $35,223,000, total deposits $34,681,000, and total loans of

$27,890,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 being paid in cash and the remaining $2,363,000 being financed through the issuance of notes payable.

Year to date consolidated net income was $929,000 for the period ending March 31, 1996 compared to $777,000 for the same period in 1995. Improved interest income, combined with acquisitions and careful control of operating expenses have contributed to this improvement. Net income for the year is 20% above the same period last year. Return on consolidated average assets for the quarter was 1.13% compared to 1.22% for the first quarter period in 1995. Earnings per share increased from $0.37 for the period ending March 31, 1995, to $0.44 for the same period in 1996. The increase is due to increased earnings and no significant change in outstanding shares.



FINANCIAL CONDITION

LOANS

During the first quarter of 1996, loan balances increased by $33.6 million. The acquisition of South Range State Bank accounted for $26.8 million of this increase and the remainder was due to loan growth. The loan to deposit ratio has decreased from 90.6% at December 31, 1995, to 90.1% at March 31, 1996. Management believes loans provide the most attractive earning asset yield available to the corporation and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At March 31, 1996 the allowance for loan losses was equal to 1.36% of total loans outstanding compared to 1.42% at December 31, 1995.

Commercial loans as a percentage of total loans has declined from 59.09% at December 31, 1995 to 55.96% at March 31, 1996 while 1-4 family residential loans has increased from 26.38% to 28.53% of total loans during that same period. The percentage makeup of the remaining loan portfolio has not changed significantly from December 31, 1995 to March 31, 1996. The loan portfolio contains no concentrations by industry or customer. The table below shows total portfolio loans outstanding, in thousands of dollars, at March 31, 1996, and December 31, 1995, and their percentage of the total loan portfolio.


                                                         March 31,                      December 31,
                                                           1996          % of total        1995            % of total
                                                        ---------------------------    ------------------------------
Loans:
        Commercial, financial and agricultural           $142,788          55.96%        $130,885             59.09%
        1-4 family residential real estate                 72,795          28.53%          58,433             26.38%
        Consumer                                           36,389          14.27%          29,954             13.52%
        Construction                                        3,162           1.24%           2,235              1.01%
                                                         --------          -----         --------             -----
               Total                                     $255,134                        $221,507
                                                         ========                        ========

CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaing excellent credit quality is demonstrated in the table presented in Note 6 above. Charge offs for the period ending March 31, 1996 have decreased from the same period in 1995 as a result of the continued excellence in extending credit quality. The provision for loan loss has increased from the period ending March 31, 1995 to the same period in 1996 as a result of the Registrant's increased loan portfolio. See Note 6 of the accompanying condensed consolidated financial statements for a discussion of nonaccrual loans and certain lease receivables.

Management is aware of the risk associated with an increase in average balances of loans and feel that the current level in our allowance for loan losses is adequate. At March 31, 1996 the allowance for loan losses was equal to 1.36% of total loans outstanding compared to 1.42% at December 31, 1995.



INVESTMENTS

Available for sale securities increased during the first quarter of 1996 while hold to maturity securities decreased. The increase in available for sale securities is due primarily to the acquisition of South Range State Bank. The mix of the portfolio remained relatively unchanged from December 31, 1995. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. The only securities now classified as hold to maturity are state and local political subdivision issues from small issuers which have liquidity.



DEPOSITS

Total deposits increased this quarter by $38.6 million. A substantial portion, $33.4 million, of the increase came from the acquisition of South Range State Bank. Interest bearing deposit balances increased during the first quarter of 1996, continuing a trend from last fiscal year. The bulk of the increase in interest bearing deposits came from savings and interest-bearing checking with time deposits less than $100,000 making up the remainder of the increase
(refer to the table presented in Note 7 above). The time deposits of $100,000 or more consist of stable, government balances and balances from retail customers. Management anticipates that deposit growth will be steady during the remainder of 1996.



BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased by $5.3 million during the first quarter (refer to the table presented in Note 8 above for the composition of the increase), the majority of which was used in the acquisition of South Range State Bank. At March 31, 1996, $8.1 of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.



LIQUIDITY AND FUNDS MANAGEMENT

LIQUIDITY

The Registrant's sources of liquidity include principal payments on loans and investments, sales of securities available for sale, deposits from customers, borrowings from the Federal Home Loan Bank, other bank borrowings, and the issuance of common stock. The Registrant has ready access to significant sources of liquidity on an almost immediate basis. Management anticipates no difficulty in maintaining liquidity at the levels necessary to conduct the Registrant's day-to-day business activities.


FUNDS MANAGEMENT

Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Management writes commercial and real estate loans at variable rates or, if necessary, fixed rate loans for relatively short terms. Management has also offered products that give customers an incentive to accept longer term deposits. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods. The Registrant has experienced a slight shift in the cumulative net asset (liability) funding gap for 1 - 365 since December 31, 1995, days to being liability sensitive. The shift was mainly due to an increase in CD's less than $100,000 maturing within one year and an increase in IMM accounts which are placed entirely in the 1 - 90 days maturity category.



CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant s capital ratios, in thousands of dollars, and ratio calculations at March 31, 1996 and 1995.

Capital Resources



                                                                     Regulatory    Guidelines
                                                                     ------------------------       March 31,         March 31,
                                                                      Adequate       Well             1996               1995
                                                                     ------------------------       -----------------------------
Tier 1 leverage ratio                                                       4%          5%              7.59%              7.51%
Tier 1 risk adjusted capital ratio                                          4%          6%             10.49%             10.64%
Total risk adjusted capital ratio                                           8%         10%             11.70%             11.70%

Total Shareholders' equity                                                                           $29,840            $23,193
Intangible assets                                                                                     (4,091)            (3,548)
Unrealized (gain) loss on securities available for sale                                                  520                286
                                                                                                     --------------------------
          Tier 1 capital                                                                             $25,229            $19,359
          Tier 2 capital                                                                             $ 2,128            $ 1,928

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased by 25% compared to March 31, 1995. The net interest margin at March 31, 1996 was 4.82%, compared to 4.92% for all of 1995. The net yield on interest earning assets remained relatively constant. At year ended December 31, 1995, the net yield on earning assets was 9.13% and at March 31, 1996 it was 9.06%. Interest income from loans represented 90.9% of total interest income for the first quarter of 1996 compared to 90.4% for all of 1995 and 87.4% for the first quarter of 1995. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.

The increase in income from sales and servicing of loans reflects the growing demand for residential real estate mortgages, following the unprecedented origination volume throughout the country in 1993 and 1992. Management expects continued growth in interest income due to continued expansion of the Corporation.



NONINTEREST INCOME

There were no significant changes in total or in the aggregate in noninterest income amounts.



PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The increase in the provision for loan losses from $69,000 from March 31, 1995 to $107,000 for quarter ended March 31, 1996 is due to loan growth particularly in the commercial real estate portfolio.



NONINTEREST EXPENSES

Noninterest expense showed an increase of 17% over the first quarter of 1995. The increase is consistent with the Registrant's asset growth. The majority of the increase is due to an increase in salary and occupancy expense. Salary expense increased mainly due to an increase in full-time equivalent employees at March 31, 1996 vs. March 31, 1995, due to the Registrant's purchase of the Rudyard branch and South Range State Bank and the opening of additional branches. Occupancy expense increased due the the purchases of the Rudyard branch and South Range State Bank, as well as the opening of additional branches. While the growth was expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.



FEDERAL INCOME TAX

The provision for income taxes was 29.8% of income before income tax at March 31, 1996 compared to 25.6% at March 31, 1995. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments. The effective tax rate has decreased as tax-exempt income has become a larger portion of total interest income.

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


ITEM 2.  CHANGES IN SECURITIES.

The Registrant's Articles of Incorporation have been amended to increase its authorized common stock to 6,000,000 shares without par value and to increase its authorized series preferred stock to 500,000 shares. In addition, the Articles have been amended to provide (a) for a classified board of directors,
(b) for filling vacancies or new positions on the Board of Directors, (c) special vote requirements for removal of directors, (d) procedures shareholders must follow to nominate directors, (e) notice requirements shareholders must satisfy to present a proposal for consideration at annual meeting of shareholders, (f) for required evaluations by the directors of certain transactions, and (g) increased voting requirements to amend or repeal these provisions or adopt inconsistent provisions. Any or all of these provisions may be interpreted as having anti-takeover implications.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults upon senior securities relevant to the requirements of this section.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the first quarter of fiscal 1996 to a vote of the Registrant's stockholders.


ITEM 5.  OTHER INFORMATION.

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this report:


Number                            Exhibit
- ------                            -------

3(a) Amendments to Articles III, VII, VIII, IX, and X of the Registrant's Articles of Incorporation. Previously filed as Appendices to the Registrant's definitive proxy statement for its annual meeting held April 23, 1996. Here incorporated by reference.

10(a) Deferred compensation, deferred stock and current stock purchase plan for non-employee directors. Previously filed as an exhibit to the Registrant's definitive proxy statement for its annual meeting held April 23, 1996. Here incorporated by reference.

27      Financial Data Schedule.  Filed herewith.

The following documents are filed as part of Part I, Item 1 of this report:

     Consolidated Balance Sheets - March 31, 1996 (Unaudited) and December
                 31, 1995 (Audited)

     Consolidated Statements of Income - Three months ended March 31, 1996 and 1995 (Unaudited)

     Consolidated Statement of Changes in Shareholders' Equity - March 31,
                 1996 (Unaudited)

     Consolidated Statement of Cash Flows - Three months ended March 31, 1996 and 1995 (Unaudited)

     Notes to consolidated financial statements - March 31, 1996

(b) Report on Form 8-K. Previously filed on February 14, 1996 (Commission File Number 2-54663), and amended on April 8, 1996 . Here incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MANISTIQUE CORPORATION
- ----------------------------
         (Registrant)



May 13, 1996                              /s/ RONALD G. FORD
- ------------------                        -------------------------------
Date                                      RONALD G. FORD, President & CEO


May 13, 1996                              /s/ RICHARD B.DEMERS
- ------------------                        -------------------------------
Date                                      RICHARD B.DEMERS, Chief
                                              Accounting Officer

                                Exhibit Index
                                -------------


Exhibit No.                      Description
- -----------                      -----------
   27                            Financial Data Schedule

