Form 10-Q/A
period 1996-03-31
FIRST MANISTIQUE CORP
filed 1996-06-14
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-Q/A

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

                            Yes   X     No
                               -------     -------


As of April 23, 1996, there were outstanding 2,120,778 shares of the registrant's common stock, no par value.


The registrant hereby amends the following items, financial statements, exhibits or other portions of its Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1996. (List all such items, financial statements or other portions amended.)

                         Part I - Financial Information

         Item 1.     Financial Statements.
         Item 2.     Management's Discussion and Analysis of Financial Condition
                         and Results of Operations.


                         Part II - Other Information

         Item 6.     Exhibits and Reports on Form 8-K
                     Exhibit 27  Financial Data Schedule

PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.  FINANCIAL STATEMENTS.
Consolidated Condensed Balance Sheets
(In thousands of dollars)

                                                                          March 31,            December 31,
                                                                             1996                  1995
                                                                       ----------------      ---------------
ASSETS
     Cash and due from banks                                                  $8,837               $10,492
     Federal funds sold                                                       12,000                 4,000
                                                                           ---------             ---------
           Total cash and cash equivalents                                    20,837                14,492

     Interest-bearing deposits with banks                                      1,698                 1,678
     Securities available for sale                                            27,317                26,220
     Securities held to maturity (fair value of $711
         at 3/31/96 and $837 at 12/31/95)                                        710                   835

     Loans                                                                   255,134               221,507
     Allowance for loan losses                                               (3,475)               (3,137)
                                                                          ----------            ----------
         Net Loans                                                           251,659               218,370

     Bank premises and equipment                                              13,168                11,787
     Other assets                                                             12,510                 9,409
                                                                           ---------             ---------

                                                   TOTAL ASSETS             $327,899              $282,791
                                                                         ===========           ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                 $26,083               $27,674
         Interest-bearing                                                    256,986               216,733
                                                                          ----------            ----------
                                                                             283,069               244,407

     Securities sold under agreement to repurchase                               700                   700
     Other borrowings                                                         15,351                10,088
     Other liabilities                                                         3,349                 2,589
                                                                            --------              --------
                                              TOTAL LIABILITIES              302,469               257,784

     Shareholders' equity
         Preferred stock, no par value, 500,000 shares
            authorized, no shares outstanding
         Common stock, no par value, 6,000,000 shares
            authorized; outstanding: 2,120,778 at 3/31/96 and
            2,106,897 at 12/31/95                                             13,443                13,195
         Retained earnings                                                    12,507                11,832
         Net unrealized loss on securities available for sale,
            net of tax of $266 at 3/31/96 and $9 at 12/31/95                   (520)                  (20)
                                                                         -----------           -----------
                                     TOTAL SHAREHOLDERS' EQUITY               25,430                25,007
                                                                          ----------             ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $327,899              $282,791
                                                                          ==========            ==========

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)

                                                                             Three Months Ended
                                                                                  March 31,
                                                                           1996                  1995
                                                                    ----------------       ---------------
Interest income
     Loans, including fees                                                    $5,840                $4,430
     Securities
         Taxable                                                                 399                   429
         Exempt from federal taxation                                             24                    52
     Other                                                                       159                   156
                                                                          ----------            ----------
Total interest income                                                          6,422                 5,067

Interest expense
     Deposits                                                                  2,701                 2,142
     Borrowed Funds                                                              142                    63
                                                                           ---------           -----------
Total interest expense                                                         2,843                 2,205
                                                                            --------             ---------

Net interest income                                                            3,579                 2,862

Provision for loan losses                                                        107                    69
                                                                          ----------           -----------
Net interest income after provision for loan losses                            3,472                 2,793

Noninterest income
     Service charges on deposit accounts                                         163                   140
     Gains on sale of loans                                                       18                     6
     Securities gains                                                             27                     3
     Other                                                                       120                   217
                                                                          ----------            ----------
Total noninterest income                                                         328                   366

Noninterest expense
     Salaries and employee benefits                                            1,107                   921
     Furniture and equipment expense                                             198                   198
     Occupancy expense                                                           236                   151
     Other                                                                       935                   845
                                                                          ----------            ----------
Total noninterest expense                                                      2,476                 2,115
                                                                          ----------            ----------

Income before income tax                                                       1,324                 1,044

Provision for income tax                                                         395                   267
                                                                          ----------            ----------

Net income                                                                      $929                  $777
                                                                          ==========            ==========

Weighted average common shares outstanding                                 2,109,363             2,097,072
                                                                           =========             =========

Earnings per common share                                                      $ .44                 $0.37
                                                                          ==========            ==========

Consolidated Condensed Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)

                                                 Three months                           Three months
                                                     ended                                 ended
                                                March 31, 1996                         March 31, 1995

                                          Shares         Equity Total           Shares         Equity Total
                                       ---------------------------------     ---------------------------------
Balance-beginning of period               2,106,897             $25,007        2,097,072              $22,484

Net Income YTD                                                      929                                   777

Cash dividends                                                    (254)                                 (350)

Issuance of common stock                     13,881                 248

Net change in unrealized gain (loss)
    on securities available for sale                              (500)                                   282
                                        -------------------------------        ------------------------------

                                          2,120,778             $25,430        2,097,072              $23,193
                                        ===============================        ==============================

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)

                                                                   March 31,                   March 31,
CASH FLOWS FROM OPERATING ACTIVITIES                                1996                        1995
                                                               --------------              -------------
Net income                                                                $929                        $777
Adjustments to reconcile net income
   to net cash from operating activities
      Provision for loan losses                                            107                          69
      Deferred taxes                                                       (1)                          68
      Depreciation                                                         201                         190
      Amortization                                                         182                          30
      Proceeds from sale of mortgage loans                               1,505                         384
      Origination of mortgage loans for sale                           (1,487)                       (378)
      (Gains) losses on sale
          Loans held for sale                                             (18)                         (6)
          Securities                                                      (27)                         (3)
          Premises and equipment                                            21                         (3)
      Changes in assets and liabilities
          Interest receivable and other assets                           (833)                       (253)
          Interest payable and other liabilities                            64                         561
                                                            ------------------             ---------------
                Net cash from operating
                   activities                                              643                       1,436

CASH FLOWS FROM INVESTING ACTIVITIES

   Net change in interest-bearing deposits
      with banks                                                         1,068                         419
   Purchase of securities available for sale                           (6,149)                       (974)
   Purchase of securities held to maturity                                                         (1,511)
   Proceeds from sales of securities
      available for sale                                                 3,043                         599
   Proceeds from maturities, calls, or
      paydowns of securities available for sale                          5,033                       1,928
   Proceeds from maturity and calls of securities
      held to maturity                                                     125                         413
   Net increase in loans                                               (6,635)                     (8,206)
   Proceeds from sale of premises and equipment                             42                          40
   Purchase of premises and equipment                                    (236)                       (668)
   Net cash provided in acquisition of
      South Range State Bank                                               724
                                                              ----------------         -------------------

          Net cash provided from investing activities                  (2,985)                     (7,960)

Consolidated Statements of Cash Flows - continued (unaudited)
(In thousands of dollars)


CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits                                              5,793                       1,485
   Proceeds from notes payable                                           2,900                       1,221
   Proceeds from issuance of common stock                                  248
   Payment of dividends                                                  (254)                       (350)
                                                              ----------------              --------------

      Net cash from investing activities                                 8,687                       2,356
                                                              ----------------              --------------

Net increase (decrease) in cash and cash
   equivalents                                                           6,345                     (4,168)

Cash and cash equivalents at beginning of period                        14,492                      14,319
                                                               ---------------              --------------

Cash and cash equivalents at end of period                             $20,837                     $10,151
                                                               ===============              ==============


Supplemental disclosures of cash flow
   information
      Cash paid during the period for
          Interest                                                      $2,913                      $2,205
          Income taxes                                                     408                         541

Supplemental disclosures of noncash activities
      Issuance of notes payable to South Range
          State Bank's former shareholders'                              2,363

Assets and liabilities acquired in acquisition
   (refer to Note 3)
      Interest-bearing deposits                                          1,088
      Premises and equipment                                             1,409
      Acquisition intangibles                                            1,630
      Other assets and accrued interest receivable                         774
      Loans, net                                                        26,761
      Securities available for sale                                      3,800
      Deposits                                                          32,869
      Other liabilities and accrued interest payable                       954

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



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), adopted by the Registrant on January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total costs of the mortgage loan are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The impact on the Registrant's financial position and results of operation for the first quarter of 1996 was insignificant. Based on the Registrant's historical level of mortgage originations for sale in the secondary market, management believes that the impact for the year will also be immaterial.

A resolution for a 3-for-1 stock split, for shareholder's of record on April 29, 1996, was approved by the Board of Directors on April 23, 1996. All share and per share amounts in this filing have been adjusted to reflect the 3-for-1 stock split.



NOTE 3 - ACQUISITION OF SOUTH RANGE STATE BANK

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $36,503,000, liabilities of $33,823,000, total deposits of $32,869,000, and net loans of $26,761,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 paid in cash and the remaining $2,363,000 financed through the issuance of notes payable.

NOTE 4 - SECURITIES

The amortized cost and fair value of securities at March 31, 1996 are shown below: (In thousands of dollars)

                                                                           Gross           Gross
                                                      Amortized          Unrealized      Unrealized         Fair
                                                       Cost                 Gains           Loss            Value
                                                  -------------------------------------------------------------------
Securities Available for Sale
- ---------------------------------

         U.S. Treasury and federal agency               $23,158              $4           $754             $22,408
         State and political subdivisions                 1,507               1             17               1,491
         Other                                            3,438               1             21               3,418
                                                   ------------------------------------------------------------------
            Total                                       $28,103              $6           $792             $27,317
                                                   ==================================================================


Securities Held To Maturity
- -------------------------------

         State and political subdivisions                  $710              $1                               $711
                                                  ===================================================================



The amortized cost and fair value of securities by contractual maturity at March 31, 1996, are shown below, in thousands of dollars

                                                       Available for Sale        Held to Maturity
                                                       ------------------        ----------------

                                                     Amortized      Fair      Amortized        Fair
                                                       Cost         Value        Cost         Value
                                                       ------------------        ------------------
Due in one year or less                                $10,399     $10,082       $710            $711
Due after one year through five years                    4,743       4,730
Due after five years through ten years                   9,790       9,543
Due after ten years                                      3,171       2,962
                                                       -------------------       --------------------

                                                       $28,103     $27,317       $710            $711
                                                       ===================       ====================

NOTE 5 - LOANS

Loans presented in the consolidated condensed balance sheet are comprised of the following classifications at March 31, 1996 and December 31, 1995: (In thousands of dollars)


                                                                      March 31,             December 31,
                                                                         1996                   1995
                                                                   ---------------       ------------------
Loans:
     Commercial, financial and agricultural                               $142,813                 $130,921
     1-4 family residential real estate                                     72,795                   58,433
     Consumer                                                               36,389                   29,954
     Construction                                                            3,162                    2,235
                                                                     -------------           --------------
          Total                                                            255,159                  221,543

Less: unearned income                                                         (25)                     (36)
                                                                     -------------           --------------

                                                                          $255,134                 $221,507
                                                                     =============           ==============


Included in the loan portfolio are loans made to certain executive officers, directors, principal shareholders and companies in which they have an interest. The following is a summary of such loans, in thousands of dollars:

            Balance - January 1, 1996                      $6,603
                New Loans                                     457
                Repayments                                  (570)
            Officer loans acquired with
                purchase of South Range                       916
                                                      -----------
            Balance - March 31, 1996                       $7,406
                                                      ===========

NOTE 6 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 1996 and 1995, and the twelve months ended December 31, 1995, are summarized as follows:

                                                                 (In thousands of dollars)
                                                  March 31,            December 31,          March 31,
                                                    1996                   1995                 1995
                                           ---------------------  ---------------------  --------------------
Balance at beginning of period                          $3,137                 $2,350                $2,350
Charge offs                                               (74)                  (440)                 (105)
Recoveries                                                  20                    456                    41
Adjustment from loans put back to Newberry
    State Bank                                                                                          (6)
Allowance transferred from purchase of
    South Range State Bank                                 285
Provision for loan loss                                    107                    771                    69
                                           -------------------   --------------------    ------------------
Balance at end of period                                $3,475                 $3,137                $2,349
                                           ===================   ====================    ==================

Information regarding impaired loans is as follows:

                                                   March 31         December 31,
                                                    1996                  1995
                                               ---------------     ------------------
  Average investment in impaired loans                $687,055               $659,412
  Interest income recognized on impaired loans
      including interest income recognized on
      cash basis                                         3,695                 40,856
  Interest income recognized on impaired loans on
      cash basis                                                               40,856


  Balance of impaired loans                          3,659,447                570,847
  Less portion for which no allowance for loan
      loss is allocated                              3,160,735                 22,548
                                                  ------------           ------------

      Portion of impaired loan balance for which
           an allowance for credit losses is
           allocated                                  $498,712               $548,299
                                                  ============           ============

      Portion of allowance for loan losses
           allocated to the impaired loan balance     $200,000               $200,000
                                                  ============           ============

On April 1, 1996, the Registrant became aware that The Bennett Funding Group, Inc. ("BFG") and certain of its affiliates had filed for Chapter 11 bankruptcy protection in the Northern District of New York and had ceased payments to hundreds of investors throughout the country, including approximately 250 banks and thrifts. BFG and/or its affiliates were indebted to the Registrant in the amount of $2,792,651 at December 31, 1995 and in the amount of $3,028,188 at March 31, 1996, which indebtedness is collateralized by commercial equipment leases assigned by BFG and/or its affiliates to the Registrant. BFG and its affiliates serviced the assigned leases and, prior to the Chapter 11 filings, collected the lease proceeds and remitted them to Registrant. Registrant physically holds a lease document in connection with each lease. The BFG and related Chapter 11 proceedings were apparently in response to threatened SEC litigation alleging that at least some part of the BFG operations constituted a "Ponzi" scheme. In response to a motion by the SEC, the Bankruptcy Court appointed an independent trustee to operate BFG and its affiliates. Pursuant to orders of the Bankruptcy Court, the trustee has been collecting the lease payments and holding them in an escrow account. However, the trustee has not been distributing the same pending completion of his investigation and further orders of the Court. Registrant has joined with other financial institutions to petition the Court to order the trustee to resume distribution to assignees of leases. The Court has not finally ruled upon that request. Shortly after the Chapter 11 filings, Registrant investigated the validity of many of the assigned leases both through a New York state UCC search and through contacts with equipment lessees. Based on those investigations, it appears to Registrant that it holds valid equipment leases and that no other party claims to be an assignee of those leases. However, other financial institutions have discovered that leases assigned to them have been terminated or that some or all of the equipment subject to a lease was returned. Registrant has classified these leases as impaired. Based upon its investigation to date and payment histories, Registrant is still accruing interest on leases with total outstanding balances of $2,528,189. Due to the recent acquisition of certain leases with a total balance of $499,999 and corresponding lack of payment history, these leases were placed on nonaccrual on April 1, 1996. Should payments not be received by Registrant for more than ninety (90) days, the accrual of interest on these leases still accruing interest will be discontinued.



NOTE 7 - DEPOSITS

The following is an analysis of interest-bearing deposits as of March 31, 1996 and December 31, 1995.
(In thousands of dollars)

                                                                         March 31,            December 31,
                                                                            1996                 1995
                                                                      ---------------       ---------------
Savings and interest-bearing checking                                        $145,172              $118,957
Time: In denominations under $100,000                                          95,265                82,752
      In denomination of $100,000 or more                                      16,549                15,024
                                                                      ---------------       ---------------

                                                                             $256,986              $216,733
                                                                      ===============       ===============

NOTE 8 - OTHER BORROWINGS

Other borrowings consists of the following at March 31, 1996 and December 31, 1995: (In thousands of dollars)

                                                                           March 31,           December 31,
                                                                             1996                1995
                                                                        -------------      ----------------
Federal Home Loan bank advances (7), at
  various rates with various maturities (see
  annual financial statements).                                                $8,088                $8,088

Farmer's Home Administration, $2,000,000
  fixed rate line agreement maturing August 24, 2024:
  interest payable at 1%                                                        2,000                 2,000

Associated Bank Green Bay, $4,000,000 variable
  rate line agreement maturing February 1, 1999:
  interest payable at Associated's prime rate - 8.25%
  at March 31, 1996.                                                            2,900

Notes Payable to South Range State Bank's former
  stockholders, $2,362,852 maturing in three equal
  annual installments beginning February 1, 1997:
  interest payable at 5.20%.                                                    2,363
                                                                       --------------         -------------

                                                                              $15,351               $10,088
                                                                       ==============         =============


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries for the first quarter of 1996. The discussion should be read in conjunction with those statements, and with management's discussion and analysis accompanying the 1995 annual financial statements, included herewith.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

HIGHLIGHTS

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $36,503,000, liabilities of $33,823,000, total deposits of $32,869,000, and net loans of $26,761,000)
on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 paid in cash and the remaining $2,363,000 financed through the issuance of notes payable.

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


FINANCIAL CONDITION

LOANS

During the first quarter of 1996, loan balances increased by $33.6 million. The acquisition of South Range State Bank accounted for $26.8 million of this increase and the remainder was due to loan growth. The loan to deposit ratio has decreased from 90.6% at December 31, 1995, to 90.1% at March 31, 1996. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At March 31, 1996 the allowance for loan losses was equal to 1.36% of total loans outstanding compared to 1.42% at December 31, 1995.

The majority of the increase in nonaccrual loans from December 31, 1995 to March 31, 1996 consisted of credit extended to one used car dealer. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure to loss.

Commercial real estate loans have increased by $2.5 million during the first quarter of 1996 to $54,150,000 at March 31, 1996, mainly due to the acquisition of South Range State Bank. During the first quarter of 1996, loans to general commercial businesses increased $2.4 million to $57,803,000 due mainly to the acquisition of South Range State Bank. Commercial leases increased $1.6 million to $7,395,000 at March 31, 1996 and governmental leases increased $5.4 million to $23,465,000. No leases were obtained with the purchase of South Range State Bank. The increases are due to the Registrant's efforts to build this area of the loan portfolio. Growth in the classification of 1-4 family residential loans in the amount of $14.5 million has occurred mainly due to the acquisition of South Range State Bank. Consumer loans have increased $6.4 million during the first quarter of 1996 due mainly to the acquisition of South Range State Bank. Construction loans have increased $.9 million due mainly to the purchase of South Range State Bank. The table below shows total portfolio loans outstanding, in thousands of dollars, at March 31, 1996, and December 31, 1995, and their percentage of the total loan portfolio.

                                              March 31,                               December 31,
                                                1996                % of total            1995            % of total
                                            ------------------------------------     --------------------------------
Loans:
  Commercial real estate                            $54,150           21.23%            $51,609         23.30%
  Commercial, financial and agricultural             57,803           22.66%             55,445         25.03%
  Leases
      Commercial                                      7,395            2.90%              5,806          2.62%
      Governmental                                   23,465            9.20%             18,061          8.15%
  1-4 family residential real estate                 72,795           28.53%             58,433         26.38%
  Consumer                                           36,364           14.25%             29,918         13.51%
  Construction                                        3,162            1.24%              2,235          1.01%
                                                  ---------                          ----------
      Total                                        $255,134                            $221,507
                                                  =========                          ==========

CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in the table presented in Note 6 to the first quarter financial statements above. Chargeoffs for the period ending March 31, 1996 have decreased $31,000 from the same period in 1995. The majority is a result of a $23,000 decrease in commercial loan chargeoffs. The provision for loan loss has increased from the period ending March 31, 1995 to the same period in 1996 as a result of the Registrant's increased loan portfolio. See Note 6 to the first quarter financial statements for a discussion of certain lease receivables.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of March 31, 1996 and 1995, and December 31, 1995. The majority of the increase in nonaccrual loans from December 31, 1995 to March 31, 1996 consisted of credit extended to one used car dealer. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure.

                                                     March 31,        December 31,           March 31,
                                                       1996               1995                 1995
                                                   ------------     -----------------      ------------
Nonaccrual loans                                      $  549            $  579                $102
Loans 90 or more days past due                         1,223             1,439                 194
Renegotiated loans                                         0                 0                   0

Management is aware of the risk associated with an increase in average balances of loans and feel that the current level in the allowance for loan losses is adequate. At March 31, 1996 the allowance for loan losses was equal to 1.36% of total loans outstanding compared to 1.42% at December 31, 1995.

INVESTMENTS

Available for sale securities increased during the first quarter of 1996 while hold to maturity securities decreased. The increase in available for sale securities is due primarily to the acquisition of South Range State Bank. The mix of the portfolio remained relatively unchanged from December 31, 1995. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. The only securities now classified as held to maturity are state and local political subdivision issues from small issuers whose bonds have little liquidity.


DEPOSITS

Total deposits increased this quarter by $38.7 million. A substantial portion, $32.9 million, of the increase came from the acquisition of South Range State Bank. Interest bearing deposit balances increased during the first quarter of 1996, continuing a trend from last fiscal year. The bulk of the increase in interest bearing deposits came from savings and interest-bearing checking with time deposits less than $100,000 making up the remainder of the increase (refer to the table presented in Note 7 to the first quarter financial statements above). The time deposits of $100,000 or more consist of stable, government balances and balances from retail customers.


BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased by $5.3 million during the first quarter (refer to the table presented in Note 8 to the first quarter financial statements above for the composition of the increase), the majority of which was used in the acquisition of South Range State Bank. At March 31, 1996, $8.1 of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.


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


NONINTEREST INCOME

Service charges on deposit accounts increase $23,000 during the first quarter of 1996 vs. the first quarter of 1995 mainly due to the acquisition of South Range State Bank. Gains on sales of loans has increased due to the larger volume of loans being originated and sold in the first quarter of 1996 vs. the first quarter of 1995. Securities gains has increased due to additional sale activity in the investment portfolio, the proceeds of which were used to fund the increase in loans. Other noninterest income decreased $97,000 during the first quarter of 1996 vs. the first quarter of 1995 due mainly to a reduction of Canadian discount income.


PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The increase in the provision for loan losses from $69,000 from March 31, 1995 to $107,000 for quarter ended March 31, 1996 is due to loan growth, particularly in the commercial real estate portfolio.


NONINTEREST EXPENSES

Noninterest expense showed an increase of 17% over the first quarter of 1995. The increase is consistent with the Registrant's asset growth. The majority of the increase is due to an increase in salary and occupancy expense. Salary expense increased mainly due to an increase in full-time equivalent employees at March 31, 1996 vs. March 31, 1995, due to the Registrant's purchase of the Rudyard branch and South Range State Bank and the opening of additional branches. Occupancy expense increased due to the purchases of the Rudyard branch and South Range State Bank, as well as the opening of additional branches. While the growth was expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.


FEDERAL INCOME TAX

The provision for income taxes was 29.8% of income before income tax at March 31, 1996 compared to 25.6% at March 31, 1995. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments. The effective tax rate has increased as tax-exempt income has become a smaller portion of total interest income.


INTEREST RATE RISK

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

The Registrant has experienced a slight shift in the cumulative net asset (liability) funding gap for 1 - 365 days since December 31, 1995, to being liability sensitive. The shift was mainly due to an increase in CD's less than $100,000 maturing within one year and an increase in IMM accounts which are placed entirely in the 1 - 90 days maturity category.

CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratio's at March 31, 1996 and 1995.

                                                                      March 31, 1996
                                                         Required                            Actual
                                                    $                 %               $                %
                                              -------------     ------------    -------------     ------------
Tier 1 risk-adjusted capital ratio                    $9,622           4.00%           $25,229          10.49%

Total risk-adjusted capital ratio                    $19,243           8.00%           $28,162          11.71%

Tier 1 leverage ratio                                $12,680           4.00%           $25,229           7.96%


Tier 1 capital                                                                         $25,229
Tier 2 capital                                                                           2,933
Total risk-based capital                                                                28,162
Total risk-weighted assets                                                             240,542
Average total assets                                                                   316,999


                                                                       March 31, 1995

                                                            Required                          Actual
                                                     $                 %                $               %
                                               ------------      -----------      -----------      -----------
Tier 1 risk-adjusted capital ratio                    $7,276           4.00%           $19,359          10.64%

Total risk-adjusted capital ratio                    $14,552           8.00%           $21,287          11.70%

Tier 1 leverage ratio                                $10,311           4.00%           $19,359           7.51%


Tier 1 capital                                                                         $19,359
Tier 2 capital                                                                           1,928
Total risk-based capital                                                                21,287
Total risk-weighted assets                                                             181,905
Average total assets                                                                   257,776

'                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment to Form 10-Q to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  FIRST MANISTIQUE CORPORATION
                                  ----------------------------
                                         (Registrant)


June 11, 1996                     /s/Ronald G. Ford
- ------------------------          -----------------------------
Date                              RONALD G. FORD, President & CEO


June 11, 1996                     /s/Richard B. Demers
- ------------------------          -----------------------------
Date                              RICHARD B. DEMERS, Chief
                                  Accounting Officer

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
