Form 10-Q
period 1996-06-30
FIRST MANISTIQUE CORP
filed 1996-08-14
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1996    Commission file number: 2-54663

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

As of July 28, 1996, there were outstanding 2,124,827 shares of the registrant's common stock, no par value.

                   PART I - FINANCIAL INFORMATION (unaudited)


ITEM 1.  FINANCIAL STATEMENTS.
- -----------------------------------------------------------
Consolidated Condensed Balance Sheets
(In thousands of dollars)
                                                             June 30,    December 31,
                                                               1996         1995
                                                             ---------   ------------
ASSETS
   Cash and due from banks                                   $ 12,521      $ 10,492
   Federal funds sold                                           7,400         4,000
                                                             --------      --------
       Total cash and cash equivalents                         19,921        14,492

   Interest-bearing deposits with banks                         1,383         1,678
   Securities available for sale                               23,653        26,220
   Securities held to maturity (fair value of $500
      at 6/30/96 and $837 at 12/31/95)                            500           835

   Loans                                                      277,838       221,507
   Allowance for loan losses                                   (3,833)       (3,137)
                                                             --------      --------
      Net Loans                                               274,005       218,370

   Bank premises and equipment                                 13,262        11,787
   Other assets                                                10,524         9,409
                                                             --------      --------

                               TOTAL ASSETS                  $343,248      $282,791
                                                             ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                    $ 30,622      $ 27,674
      Interest-bearing                                        263,035       216,733
                                                             --------      --------
                                                              293,657       244,407

   Securities sold under agreement to repurchase                  700           700
   Other borrowings                                            20,271        10,088
   Other liabilities                                            2,561         2,589
                                                             --------      --------
                           TOTAL LIABILITIES                  317,189       257,784

   Shareholders' equity
      Preferred stock, no par value, 500,000 shares
        authorized, no shares outstanding
      Common stock, no par value, 6,000,000 shares
        authorized; outstanding: 2,124,827 at 6/30/96 and
        2,106,897 at 12/31/95                                  13,526        13,195
      Retained earnings                                        13,161        11,832
      Net unrealized loss on securities available for sale,
        net of tax of $323 at 6/30/96 and $9 at 12/31/95         (628)          (20)
                                                             --------      --------
             TOTAL SHAREHOLDERS' EQUITY                        26,059        25,007
                                                             --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $343,248      $282,791
                                                             ========      ========

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)

                                                       Three Months Ended       Six Months Ended
                                                             June 30,               June 30,
                                                        1996        1995        1996       1995
                                                     ---------   ---------   ---------  ---------
Interest income
     Loans, including fees                           $   6,582   $   4,937   $  12,422  $   9,367
     Securities
        Taxable                                            358         365         757        794
        Exempt from federal taxation                        22          45          46         97
     Other                                                 110         113         269        269
                                                     ---------   ---------   ---------  ---------
Total interest income                                    7,072       5,460      13,494     10,527

Interest expense
     Deposits                                            2,854       2,271       5,555      4,413
     Borrowed Funds                                        181         120         323        183
                                                     ---------   ---------   ---------  ---------
Total interest expense                                   3,035       2,391       5,878      4,596
                                                     ---------   ---------   ---------  ---------

Net interest income                                      4,037       3,069       7,616      5,931

Provision for loan losses                                  378          78         485        147
                                                     ---------   ---------   ---------  ---------
Net interest income after provision for loan losses      3,659       2,991       7,131      5,784

Noninterest income
     Service charges on deposit accounts                   201         139         364        279
     Gains on sale of loans                                  2          11          20         17
     Securities gains/(losses)                             (10)        (22)         17        (19)
     Other                                                 140         222         260        439
                                                     ---------   ---------   ---------  ---------
Total noninterest income                                   333         350         661        716

Noninterest expense
     Salaries and employee benefits                      1,163         914       2,270      1,835
     Furniture and equipment expense                       257         233         455        431
     Occupancy expense                                     235         160         471        311
     Other                                               1,132         902       2,067      1,747
                                                     ---------   ---------   ---------  ---------
Total noninterest expense                                2,787       2,209       5,263      4,324
                                                     ---------   ---------   ---------  ---------

Income before income tax                                 1,205       1,132       2,529      2,176

Provision for income tax                                   360         349         755        616
                                                     ---------   ---------   ---------  ---------

Net income                                           $     845   $     783   $   1,774  $   1,560
                                                     =========   =========   =========  =========

Weighted average common shares outstanding           2,122,483   2,097,738   2,118,444  2,097,408
                                                     =========   =========   =========  =========

Earnings per common share                            $    0.40   $    0.37   $    0.84  $    0.74
                                                     =========   =========   =========  =========

Consolidated Condensed Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)


                                                   Three months                     Three months
                                                      ended                            ended
                                                  June 30, 1996                    June 30, 1995

                                             Shares        Equity Total      Shares        Equity Total
                                            ---------------------------     ---------------------------
Balance-beginning of period                 2,120,778        $25,430        2,097,072        $23,193

Net income for period                                            845                             783

Cash dividends                                                  (190)                           (160)

Issuance of common stock                        4,049             83            2,250             44

Net change in unrealized gain (loss)
  on securities available for sale                              (109)                            225
                                            ------------------------        ------------------------

                                            2,124,827        $26,059        2,099,322        $24,085
                                            =========        =======        =========        =======


                                                    Six months                       Six months
                                                      ended                            ended
                                                  June 30, 1996                    June 30, 1995

                                             Shares        Equity Total      Shares        Equity Total
                                            ---------------------------     ---------------------------
Balance-beginning of period                 2,106,897        $25,007        2,097,072        $22,484

Net income YTD                                                 1,774                           1,560

Cash dividends                                                  (444)                           (510)

Issuance of common stock                       17,930            331            2,250             44

Net change in unrealized gain (loss)
  on securities available for sale                              (609)                            507
                                            ------------------------        ------------------------

                                            2,124,827        $26,059        2,099,322       $ 24,085
                                            =========        =======        =========       ========


Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)


                                                                       Six Months Ended   Six Months Ended
                                                                            June 30,          June 30,
CASH FLOWS FROM OPERATING ACTIVITIES                                          1996              1995
                                                                       ----------------   ----------------
Net income                                                                 $  1,774          $  1,559
Adjustments to reconcile net income
   to net cash from operating activities
      Provision for loan losses                                                 485               147
      Deferred taxes                                                            140                 9
      Depreciation                                                              450               388
      Amortization                                                              403                61
      Proceeds from sale of mortgage loans                                    3,455              2529
      Origination of mortgage loans for sale                                 (3,435)            (2500)
      (Gains) losses on sale
         Loans held for sale                                                    (20)              (29)
         Securities                                                             (17)               19
         Premises and equipment                                                  21               (41)
      Changes in assets and liabilities
         Interest receivable and other assets                                 1,174              (591)
         Interest payable and other liabilities                                (982)            1,040
                                                                           --------          --------
               Net cash from operating
                  activities                                                  3,448             2,591

CASH FLOWS FROM INVESTING ACTIVITIES

   Net change in interest-bearing deposits
      with banks                                                              1,383               528
   Purchase of securities available for sale                                 (8,478)             (974)
   Purchase of securities held to maturity                                                     (1,511)
   Proceeds from sales of securities
      available for sale                                                      5,945             9,014
   Proceeds from maturities, calls, or
      paydowns of securities available for sale                               7,880             1,997
   Proceeds from maturity and calls of securities
      held to maturity                                                          335             1,408
   Net increase in loans                                                    (29,359)          (21,707)
   Proceeds from sale of premises and equipment                                  42                85
   Purchase of premises and equipment                                          (579)             (675)
   Net cash provided in acquisition of
      South Range State Bank                                                    724
                                                                           --------          --------

         Net cash provided from investing activities                        (22,107)          (11,835)



Consolidated Statements of Cash Flows - continued (unaudited)
(In thousands of dollars)


CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                                  16,381             2,069
   Proceeds from notes payable                                                7,900             6,014
   Payment on notes payable                                                     (80)               43
   Proceeds from issuance of common stock                                       331
   Payment of dividends                                                        (444)             (510)
                                                                           --------          --------

      Net cash from investing activities                                     24,088             7,616
                                                                           --------          --------

Net increase (decrease) in cash and cash
   equivalents                                                                5,429            (1,628)

Cash and cash equivalents at beginning of period                             14,492            14,319
                                                                           --------          --------

Cash and cash equivalents at end of period                                 $ 19,921          $ 12,691
                                                                           ========          ========


Supplemental disclosures of cash flow
   information
      Cash paid during the period for
         Interest                                                          $  6,033          $  4,597
         Income taxes                                                           720               592

Supplemental disclosures of noncash activities
      Issuance of notes payable to South Range
         State Bank's former shareholders'                                    2,363

Assets and liabilities acquired in acquisition
   (refer to Note 3)
      Interest-bearing deposits                                               1,088
      Premises and equipment                                                  1,409
      Acquisition intangibles                                                 1,630
      Other assets and accrued interest receivable                              774
      Loans, net                                                             26,761
      Securities available for sale                                           3,800
                  Deposits 32,869
      Other liabilities and accrued interest payable                            954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of First Manistique Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 1996 and the six month period ending June 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), adopted by the Registrant on January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total costs of the mortgage loan are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The impact on the Registrant's financial position and results of operation through the second quarter of 1996 was insignificant. Based on the Registrant's historical level of mortgage originations for sale in the secondary market, management believes that the impact for the year will also be immaterial.



NOTE 3 - PER SHARE CALCULATIONS

A resolution for a 3-for-1 stock split, for shareholder's of record on April 29, 1996, was approved by the Board of Directors on April 23, 1996. All share and per share amounts in this filing have been retroactively adjusted to reflect the 3-for-1 stock split.



NOTE 4 - ACQUISITION OF SOUTH RANGE STATE BANK

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $36,503,000, liabilities of $33,823,000, total deposits of $32,869,000, and net loans of $26,761,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 paid in cash and the remaining $2,363,000 financed through the issuance of notes payable.

NOTE 5 - SECURITIES

The amortized cost and fair value of securities at June 30, 1996 are shown below:
(In thousands of dollars)


                                                       Gross       Gross
                                          Amortized  Unrealized  Unrealized    Fair
                                             Cost      Gains        Loss       Value
                                          ---------  ----------  ----------   -------
Securities Available for Sale

         U.S. Treasury and federal agency  $19,268     $ 7        $  870      $18,405
         State and political subdivisions    1,348                    45        1,303
         Other                               3,988                    43        3,945
                                           -------     ---        ------      -------
             Total                         $24,604     $ 7        $  958      $23,653
                                           =======     ===        ======      =======

Securities Held To Maturity

         State and political subdivisions  $   500                            $   500
                                           =======     ===        ======      =======


The amortized cost and fair value of securities by contractual maturity at June 30, 1996, are shown below, in thousands of dollars


                                         Available for Sale    Held to Maturity
                                        --------------------  -------------------

                                         Amortized    Fair     Amortized    Fair
                                           Cost      Value       Cost      Value
Due in one year or less                   $ 7,933   $ 7,702      $500       $500
Due after one year through five years       9,836     9,460
Due after five years through ten years      1,539     1,505
Due after ten years                         5,296     4,986
                                          -------   -------      ----       ----

                                          $24,604   $23,653      $500       $500
                                          =======   =======      ====       ====

NOTE 6 - LOANS

Loans presented in the consolidated condensed balance sheet are comprised of the following classifications at June 30, 1996 and December 31, 1995:
(In thousands of dollars)



                                                   June 30,  December 31,
                                                     1996        1995
                                                  --------   -----------
       Loans:
          Commercial, financial and agricultural  $161,106      $130,921
          1-4 family residential real estate        75,938        58,433
          Consumer                                  35,420        29,954
          Construction                               5,392         2,235
                                                  --------      --------
              Total                                277,856       221,543

       Less: unearned income                           (18)          (36)
                                                  --------      --------

                                                  $277,838      $221,507
                                                  ========      ========

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 1996 and 1995, are summarized as follows:


                                                               (In thousands of dollars)

                                                                   June 30,   June 30,
                                                                    1996       1995
                                                                ------------ ---------
Balance at beginning of period                                  $    3,137   $  2,350
Charge offs                                                           (158)      (192)
Recoveries                                                              84        292
Adjustment from loans put back to Newberry
   State Bank                                                                      (6)
Allowance transferred from purchase of
   South Range State Bank                                              285
Provision for loan loss                                                485        147
                                                                ----------   --------
Balance at end of period                                        $    3,833   $  2,591
                                                                ==========   ========



Information regarding impaired loans is as follows:
                                                                  6/30/96    12/31/95
                                                                ----------   --------
 Average investment in impaired loans                           $1,922,795   $659,412
 Interest income recognized on impaired loans
     including interest income recognized on
     cash basis                                                     22,548     40,856
 Interest income recognized on impaired loans on
     cash basis                                                                40,856


 Balance of impaired loans                                      $3,981,510   $570,847
 Less portion for which no allowance for loan
     loss is allocated                                             185,750     22,548
                                                                ----------   --------

     Portion of impaired loan balance for which
         an allowance for credit losses is
         allocated                                              $3,795,760   $548,299
                                                                ==========   ========

     Portion of allowance for loan losses
         allocated to the impaired loan balance                 $1,203,000   $200,000
                                                                ==========   ========

The Registrant continues as a secured creditor of leases issued by Bennett Funding Group, Inc. (BFG), and Aloha Capital Corporation (ACC), a subsidiary of BFG. BFG filed Chapter 11 Bankruptcy on March 29, 1996, and subsequently in April of 1996, ACC filed involuntary bankruptcy. Since the appointment of the bankruptcy trustee on April 19, 1996, all payments to creditors for BFG and ACC were seized. The outstanding balances of leases held by the Registrant was $2,792,651 on December 31, 1995, and $3,036,586 on June 30, 1996. This amount is classified as impaired and is on nonaccrual. The Registrant contends to hold first lien positions on all leases held. In June of 1996, the trustee provided a list of creditors identified as those holding double pledged paper. The Registrant did not receive a duplicate lease listing notice from the trustee which further strengthens the position that the Registrant is the primary holder of leases held. On July 16, 1996, the trustee held a meeting at which time he proposed terms of settlement to the creditors. The proposed offer to settle from the trustee was declined. However, the Registrant concurs with the trustee that the Bank will not collect 100% of the lease payments owed. Because of the unknown exposure to the loss, the Registrant has allocated $1 million of it's allowance for loan losses (see Note 6 above). Several factors are in the favor of the Registrant. If allowed by the bankruptcy court, the Registrant could rewrite all lease agreements and begin servicing it's own lease portfolio. In addition, six of the twelve portfolios held, representing approximately $565,000, have insurance allowing for the continuation of payments. However, according to the insurer, the trustee must make the determination that there has been default before the continuation of payments can resume. The trustee has not determined that there has been default. The Registrant's attorney has joined an alliance with other counsel representing approximately 175 secured creditors to prepare a counter proposal to the trustee to settle. Also, on August 15, 1996, the Registrant's counsel will meet with the bankruptcy judge at which time a definitive date will be set to lift the motion to stay as previously set by the bankruptcy judge.


NOTE 8 - DEPOSITS

The following is an analysis of interest-bearing deposits as of June 30, 1996 and December 31, 1995.

(In thousands of dollars)


                                                      June 30,                     December 31,
                                                        1996                          1995
                                                      --------                     ------------
Savings and interest-bearing checking                 $132,154                      $118,957
Time:   In denominations under $100,000                113,040                        82,752
        In denomination of $100,000 or more             17,841                        15,024
                                                      --------                      --------

                                                      $263,035                      $216,733
                                                      ========                      ========

NOTE 9 - OTHER BORROWINGS

Other borrowings consists of the following at June 30, 1996 and December 31, 1995:
(In thousands of dollars)


                                                             March 31,          December 31,
                                                               1996                1995
                                                             ---------          ------------
Federal Home Loan Bank advances (7), at
 various rates with various maturities (see
 annual financial statements).                               $  8,008            $  8,088

Federal Home Loan Bank, fixed-rate advance
 at 7.06%, matures May 15, 2006.                                5,000

Farmer's Home Administration, $2,000,000
 fixed rate line agreement maturing August 24, 2024:
 interest payable at 1%                                         2,000               2,000

Associated Bank Green Bay, $4,000,000 variable
 rate line agreement maturing February 1, 1999:
 interest payable at Associated's prime rate - 8.25%
 at March 31, 1996.                                             2,900

Notes Payable to South Range State Bank's former
 stockholders, $2,362,852 maturing in three equal
 annual installments beginning February 1, 1997:
 interest payable at 5.20%.                                     2,363
                                                             --------            --------

                                                             $ 20,271            $ 10,088
                                                             ========            ========


The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1995 and June 30, 1996. Borrowing other than Federal Home Loan Bank are not subject to prepayment penalties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the second quarter of 1996. The discussion should be read in conjunction with those statements, and with management's discussion and analysis accompanying the 1995 annual financial statements, included herewith.

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

The Registrant has signed a definitive agreement with U.P. Financial, Inc., a Michigan bank holding company, to purchase 100% of it's outstanding shares. The purchase will be entirely with cash. The agreement was signed on July 11, 1996, with the purchase to be completed in February of 1997. U.P. Financial, Inc. owns 100% of the outstanding stock of First National Bank in Ontonagon, a Michigan banking institution with approximately $27 million in total assets. Upon purchase, the assets of U.P. Financial, Inc., will be merged into South Range State Bank, with South Range State Bank being the survivor. As the purchase will not be completed until February of 1997, there will be no impact on the earning of the Registrant during 1996.

Year to date consolidated net income through June 30, 1996 was $1,774,000 compared to $1,560,000 for the same period in 1995. Improved interest income, combined with acquisitions and internal growth, and careful control of operating expenses have contributed to this improvement. Net income for the year is 13.7% above the same period last year. Return on consolidated average assets for the six months ended June 30, 1996 was 1.07% compared to 1.22% for the same period in 1995. Earnings per share increased from $0.74 for the year to date through June 30, 1995, 1995, to $0.84 for the same period in 1996. The increase is due to increased earnings and no significant change in outstanding shares.

The Registrant is offering for sale 400,000 shares of its common stock. Each shareholder of record on July 23, 1996 is entitled to purchase .1886 share of common stock for each whole share owned, subject to the purchase minimum of 100 shares and a maximum purchase of 10,000 shares. This offering will expire on August 30, 1996 with any remaining shares being offered to the public. The minimum number of shares that can be purchased by the public is 100 shares, and the maximum number of shares except as otherwise agreed to by the Board of Directors of the Registrant is 10,000 shares. The net proceeds to the Registrant from the sale of common stock is estimated to be $10.668 million. The Registrant anticipates using approximately $2.9 to retire debt at Associated Bank of Green Bay (see Note 8 above). The balance of the funds will be used in the acquisition of U.P. Financial, Inc., working capital needs, and to generally strengthen the Registrant's capital position in anticipation of future growth through acquisitions.



FINANCIAL CONDITION

LOANS

Through June 30, 1996, loan balances increased by $56.3 million. The acquisition of South Range State Bank accounted for $26.8 million of this increase and the remainder was due to loan growth. The loan to deposit ratio has increased from 90.6% at December 31, 1995, to 94.6% at June 30, 1996. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level possible while also maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At June 30, 1996 the allowance for loan losses was equal to 1.34% of total loans outstanding compared to 1.42% at December 31, 1995.

The majority of the increase in impaired loans from December 31, 1995 to June 30, 1996 consisted of leases to the Bennett Funding Group, Inc. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure to loss.

Commercial real estate loans and loans to general commercial businesses have increased by $8.5 and $6.1 million, respectively, through the second quarter of 1996 to $60,089,000 and $61,552,000, respectively, at June 30, 1996, mainly due to the acquisition of South Range State Bank and management's desire to increase the commercial loan portfolio. Commercial leases increased $6.2 million to $11,997,000 at June 30, 1996 and governmental leases increased $9.4 million to $27,468,000. No leases were obtained with the purchase of South Range State Bank. The increases are due to the Registrant's efforts to build this area of the loan portfolio. Growth in the classification of 1-4 family residential loans in the amount of $17.5 million has occurred mainly due to the acquisition of South Range State Bank and management's emphasis on this type of loan. Consumer loans have increased $5.5 million through the second quarter of 1996 due mainly to the acquisition of South Range State Bank. Construction loans have increased $3.2 million due mainly to the purchase of South Range State Bank. The table below shows total portfolio loans outstanding, in thousands of dollars, at June 30, 1996, and December 31, 1995, and their percentage of the total loan portfolio.



                                            June 30,                 December 31,
                                              1996      % of total      1995       % of total
                                           --------     ----------   ------------  ----------
  Loans:
   Commercial real estate                  $ 60,089      21.63%        $ 51,609     23.30%
   Commercial, financial and agricultural    61,552      22.15%          55,445     25.03%
   Leases
       Commercial                            11,997       4.32%           5,806      2.62%
       Governmental                          27,468       9.89%          18,061      8.15%
   1-4 family residential real estate        75,920      27.33%          58,433     26.38%
   Consumer                                  35,420      12.75%          29,918     13.51%
   Construction                               5,392       1.93%           2,235      1.01%
                                           --------      -----         --------
       Total                               $277,838                    $221,507
                                           ========                    ========


CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in it's historical chargeoff percentage. Chargeoffs through June 30, 1996 have decreased $34,000 from the same period in 1995. The majority is a result of a $17,000 increase in installment loan chargeoffs and a $55,000 decrease in commercial loan chargeoffs. The provision for loan loss has increased through June 30, 1996 to the same period in 1995 as a result of the Registrant's increased loan portfolio. See Note 6 to the second quarter financial statements for a discussion of certain lease receivables.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of June 30, 1996, and December 31, 1995. The majority of the increase in nonaccrual loans from December 31, 1995 to June 30, 1996 consisted of leases to the Bennett Funding Group, Inc. (discussed above). The loan loss reserve allocated to this loan is adequate to meet the estimated exposure.


                                             June 30,  December 31,
                                               1996       1995
                                             --------  ------------
             Nonaccrual loans                 $3,141      $  579
             Loans 90 or more days past due       44       1,439
             Renegotiated loans                    0           0


Management is aware of the risk associated with an increase in average balances of loans and feels that the current level in the allowance for loan losses is adequate. At June 30, 1996 the allowance for loan losses was equal to 1.38% of total loans outstanding compared to 1.42% at December 31, 1995.



INVESTMENTS

Available for sale and hold to maturity securities have decreased through the period ending June 30, 1996. Although there was an increase in available for sale securities due to the acquisition of South Range State Bank, the Registrant's need for funds due to it's emphasis on loan growth has resulted in an overall decrease in the loan portfolio. The mix of the portfolio remained relatively unchanged from December 31, 1995. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. The only securities now classified as held to maturity are state and local political subdivision issues from small issuers whose bonds have little market liquidity.



DEPOSITS

Total deposits increased through June 30, 1996 by $49.3 million. A substantial portion, $32.9 million, of the increase came from the acquisition of South Range State Bank. The remainder came as a result of internal deposit growth. Interest bearing deposit balances increased through June 30, 1996, continuing a trend from last fiscal year. The bulk of the increase in interest bearing deposits came from savings and interest-bearing checking with time deposits less than

$100,000 making up the remainder of the increase (refer to the table presented in Note 7 to the first quarter financial statements above). The time deposits of $100,000 or more consist of government balances and balances from retail customers.


BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased by $10.2 million through June 30, 1996 (refer to the table presented in Note 8 to the first quarter financial statements above for the composition of the increase). The majority of this was used in the acquisition of South Range State Bank and in the funding of one specific loan. At June 30, 1996, $13.1 of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.




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



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income through June 30, 1996 increased by 28% compared to June 30, 1995. The net interest margin at June 30, 1996 was 4.93%, compared to 4.92% for all of 1995 and 4.99% at June 30, 1995. The net yield on interest earning assets remained relatively constant. At year ended December 31, 1995, the net yield on earning assets was 9.13%, at June 30, 1996 it was 9.16%, and at June 30, 1995 it was 9.09%. Interest income from loans represented 92.1% of total interest income through June 30, 1996 compared to 90.4% for all of 1995 and 89.0% through June 30, 1995. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.

NONINTEREST INCOME

Service charges on deposit accounts increased $85,000 through June 30, 1996 vs. the same period of 1995 mainly due to the acquisition of South Range State Bank. Gains on sales of loans has increased due to the larger volume of loans being originated and sold through June 30, 1996 vs. same period of 1995. Income from sale of securities has increased due to additional sale activity in the investment portfolio, the proceeds of which were used to fund the increase in loans. Other noninterest income decreased $179,000 through June 30, 1996 vs. the same period of 1995 due mainly to a reduction of foreign exchange income.

The increase in income from sales and servicing of loans reflects the growing demand for residential real estate mortgages, following the unprecedented origination volume throughout the country in 1993 and 1992. Management expects continued growth in interest income due to continued expansion of the Corporation.



PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The increase in the provision for loan losses from $147,000 June 30, 1995 to $485,000 at June 30, 1996 is due to loan growth, particularly in the commercial real estate portfolio. Management expects the provision for the remainder of the year to continue to remain above 1995 levels, totaling approximately 200% of 1995 provision, due to the increased risk of loss on Bennett Funding Group.



NONINTEREST EXPENSES

Noninterest expense showed an increase of 21.7% through June 30 of 1996 vs. the same period of 1995. The increase is consistent with the Registrant's asset growth. The majority of the increase is due to an increase in salary and occupancy expense. Salary expense increased mainly due to an increase in full-time equivalent employees at June 30, 1996 vs. June 30, 1995, due to the Registrant's purchase of the Rudyard branch and South Range State Bank and the opening of additional branches. Occupancy expense increased due to the purchases of the Rudyard branch and South Range State Bank, as well as the opening of additional branches. While the growth was expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.



FEDERAL INCOME TAX

The provision for income taxes was 29.8% of income before income tax at June 30, 1996 compared to 28.3% at June 30, 1995. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments. The effective tax rate has increased as tax-exempt income has become a smaller portion of total interest income.


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



CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratio's at June 30, 1996 and 1995.


                                                    June 30, 1996
                                              Required          Actual
                                             $       %        $       %
                                           -----   -----    -----   -----
Tier 1 risk-adjusted capital ratio        $ 9,796  4.00%   $21,513   8.78%

Total risk-adjusted capital ratio         $19,592  8.00%   $24,574  10.03%

Tier 1 leverage ratio                     $13,144  4.00%   $21,513   6.55%


Tier 1 capital                                             $21,513
Tier 2 capital                                               3,061
Total risk-based capital                                    24,574
Total risk-weighted assets                                 244,911
Average total assets                                       328,588


                                                    June 30, 1995
                                              Required         Actual
                                             $        %       $       %
                                           -----    -----   -----   -----
Tier 1 risk-adjusted capital ratio        $ 7,492   4.00%  $20,258  10.82%

Total risk-adjusted capital ratio         $14,984   8.00%  $22,599  12.07%

Tier 1 leverage ratio                     $10,217   4.00%  $20,258   7.93%


Tier 1 capital                                             $20,258
Tier 2 capital                                               2,341
Total risk-based capital                                    22,599
Total risk-weighted assets                                 187,304
Average total assets                                       255,421

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


ITEM 2.  CHANGES IN SECURITIES.

The Registrant's Articles of Incorporation have been amended to increase its authorized common stock to 6,000,000 shares without par value and to increase its authorized series preferred stock to 500,000 shares. In addition, the Articles have been amended to provide (a) for a classified board of directors,
(b) for filling vacancies or new positions on the Board of Directors, ( c) special vote requirements for removal of directors, (d) procedures shareholders must follow to nominate directors, (e) notice requirements shareholders must satisfy to present a proposal for consideration at annual meeting of shareholders, (f) for required evaluations by the directors of certain transactions, and (g) increased voting requirements to amend or repeal these provisions or adopt inconsistent provisions. Any or all of these provisions may be interpreted as having anti-takeover implications.



ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults upon senior securities relevant to the requirements of this section.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Registrant was held on April 23, 1996. At the meeting, the following items were voted on and passed:

*The election of three directors, each to hold office for a three year term.
*Proposal to amend the Restated Articles of Incorporation to increase authorized stock (discussed in Item 2 above).
*Proposal to amend the Restated Articles of Incorporation relating to continuity of management (discussed in Item 2 above).
*Proposal to amend the Restated Articles of Incorporation with respect to the required evaluation by directors of certain transactions. *Proposal to approve a deferred compensation, deferred stock, and current stock purchase plan for nonemployee directors.


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


10(a) Deferred compensation, deferred stock and current stock purchase plan for non- employee directors. Previously filed as an exhibit to the Registrant's definitive proxy statement for its annual meeting held April 23, 1996. Here incorporated by reference.


27      Financial Data Schedule.  Filed herewith.



The following documents are filed as part of Part I, Item 1 of this report:

     Consolidated Balance Sheets - June 30, 1996 (Unaudited) and December 31,
          1995 (Audited)

     Consolidated Statements of Income - Three months ended June 30, 1996 and
          1995 and Six months ended June 30, 1996 and 1995 (Unaudited)

     Consolidated Statement of Changes in Shareholders' Equity - June 30, 1996 and 1995 (Unaudited)

     Consolidated Statement of Cash Flows - Six months ended June 30, 1996 and
          1995 (Unaudited)

     Notes to consolidated financial statements - June 30, 1996


(b) Report on Form 8-K. Previously filed on February 14, 1996 (Commission File Number 2- 54663), and amended on April 8, 1996 . Here incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MANISTIQUE CORPORATION
     (Registrant)



- ----------               ---------------------------------
Date                     RONALD G. FORD, President & CEO


- ----------               ---------------------------------
Date                     RICHARD B. DEMERS, Chief
                           Accounting Officer

                                 EXHIBIT INDEX



EXHIBIT NO.                   DESCRIPTION
- -----------                   -----------
    27                  FINANCIAL DATA SCHEDULE