Form 10-Q
period 1996-09-30
FIRST MANISTIQUE CORP
filed 1996-11-13
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1996            Commission file number: 2-54663

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

                               Yes   X       No
                                   -----        -----

As of November 6, 1996, there were outstanding 2,304,361 shares of the registrant's common stock, no par value.

                   PART I - FINANCIAL INFORMATION (unaudited)

ITEM 1.  FINANCIAL STATEMENTS.
Consolidated Condensed Balance Sheets
(In thousands of dollars)


                                                          September 30,  December 31,
                                                              1996           1995
                                                          ------------   ------------
ASSETS
   Cash and due from banks                                   $ 15,334      $ 10,492
   Federal funds sold                                           5,100         4,000
                                                             --------      --------
       Total cash and cash equivalents                         20,434        14,492

   Interest-bearing deposits with banks                         1,149         1,678
   Securities available for sale                               22,339        26,220
   Securities held to maturity (fair value of $0
      at 9/30/96 and $837 at 12/31/95)                                          835

   Loans                                                      294,464       221,507
   Allowance for loan losses                                   (4,278)       (3,137)
                                                             --------      --------
      Net Loans                                               290,186       218,370

   Bank premises and equipment                                 13,774        11,787
   Other assets                                                10,991         9,409
                                                             --------      --------
                               TOTAL ASSETS                  $358,873      $282,791
                                                             ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                    $ 38,542      $ 27,674
      Interest-bearing                                        267,398       216,733
                                                             --------      --------
                                                              305,940       244,407

   Federal funds purchased and securities
      sold under agreement to repurchase                        1,100           700
   Other borrowings                                            17,371        10,088
   Other liabilities                                            3,703         2,589
                                                             --------      --------
                           TOTAL LIABILITIES                  328,114       257,784

   Shareholders' equity
      Preferred stock, no par value, 500,000 shares
        authorized, no shares outstanding
      Common stock, no par value, 6,000,000 shares
        authorized; outstanding: 2,302,944 at 9/30/96 and
        2,106,897 at 12/31/95                                  17,696        13,195
      Retained earnings                                        13,554        11,832
      Net unrealized loss on securities available for sale,
        net of tax of $252 at 9/30/96 and $9 at 12/31/95         (491)          (20)
                                                             --------      --------
             TOTAL SHAREHOLDERS' EQUITY                        30,759        25,007
                                                             --------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $358,873      $282,791
                                                             ========      ========

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)


                                                                  Three Months Ended                Nine Months Ended
                                                                     September 30,                    September 30,
                                                                 1996             1995             1996            1995
                                                              ----------       ----------       ----------      ----------
Interest income
     Loans, including fees                                    $    6,897       $    5,222       $   19,319      $   14,589
     Securities
        Taxable                                                      366              359            1,123           1,153
        Exempt from federal taxation                                  21               17               67             114
     Other                                                           132              114              401             383
                                                              ----------       ----------       ----------      ----------
Total interest income                                              7,416            5,712           20,910          16,239

Interest expense
     Deposits                                                      3,010            2,331            8,565           6,744
     Borrowed Funds                                                  221              128              544             311
                                                              ----------       ----------       ----------      ----------
Total interest expense                                             3,231            2,459            9,109           7,055
                                                              ----------       ----------       ----------      ----------
Net interest income                                                4,185            3,253           11,801           9,184

Provision for loan losses                                            599              230            1,084             377
                                                              ----------       ----------       ----------      ----------
Net interest income after provision for loan losses                3,586            3,023           10,717           8,807

Noninterest income
     Service charges on deposit accounts                             194              151              558             430
     Gains on sale of loans                                           10                0               30              29
     Securities gains/(losses)                                         0                0               17             (19)
     Other                                                           149               90              409             517
                                                              ----------       ----------       ----------      ----------
Total noninterest income                                             353              241            1,014             957

Noninterest expense
     Salaries and employee benefits                                1,284              994            3,554           2,829
     Furniture and equipment expense                                 315              213              770             644
     Occupancy expense                                               198              173              669             484
     Other                                                         1,267              843            3,334           2,590
                                                              ----------       ----------       ----------      ----------
Total noninterest expense                                          3,064            2,223            8,327           6,547
                                                              ----------       ----------       ----------      ----------

Income before income tax                                             875            1,041            3,404           3,217

Provision for income tax                                             270              298            1,025             914
                                                              ----------       ----------       ----------      ----------
Net income                                                    $      605       $      743       $    2,379      $    2,303
                                                              ==========       ==========       ==========      ==========

Weighted average common shares outstanding                     2,170,360        2,099,322        2,135,876       2,098,053
                                                              ==========       ==========       ==========      ==========

Earnings per common share                                     $     0.28       $     0.35       $     1.11      $     1.10
                                                              ==========       ==========       ==========      ==========

Consolidated Condensed Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)


                                            Three months                  Three months
                                               ended                         ended
                                         September 30, 1996           September 30, 1995

                                      Shares     Equity Total     Shares         Equity Total
                                     ------------------------    ----------------------------
Balance-beginning of period          2,124,827     $26,059       2,099,322         $24,085

Net income for period                                  605                             743

Cash dividends                                        (212)                           (168)

Issuance of common stock               178,117       4,170           2,780              62

Net change in unrealized gain (loss)
  on securities available for sale                     137                              27
                                     ---------     -------       ---------         -------
                                     2,302,944     $30,759       2,102,102         $24,749
                                     =========     =======       =========         =======


                                             Nine months                  Nine months
                                               ended                         ended
                                         September 30, 1996           September 30, 1995

                                      Shares     Equity Total     Shares         Equity Total
                                     ------------------------    ----------------------------
Balance-beginning of period          2,106,897     $25,007       2,097,072         $22,484

Net income YTD                                       2,379                           2,303

Cash dividends                                        (656)                           (678)

Issuance of common stock               196,047       4,500           5,030             106

Net change in unrealized gain (loss)
  on securities available for sale                    (471)                            534
                                     ---------     -------       ---------         -------
                                     2,302,944     $30,759       2,102,102         $24,749
                                     =========     =======       =========         =======



Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)


                                                       Nine Months Ended         Nine Months Ended
                                                         September 30,             September 30,
CASH FLOWS FROM OPERATING ACTIVITIES                        1996                      1995
                                                         -------------           -------------
Net income                                               $  2,379                 $  2,303
Adjustments to reconcile net income
   to net cash from operating activities
      Provision for loan losses                             1,084                      377
      Deferred taxes                                          563
      Depreciation                                            748                      576
      Amortization                                            777                      467
      Proceeds from sale of mortgage loans                  4,869                    3,332
      Origination of mortgage loans for sale               (4,839)                  (3,303)
      (Gains) losses on sale
         Loans held for sale                                  (30)                     (29)
         Securities                                           (17)                      19
         Premises and equipment                                14                      (41)
      Changes in assets and liabilities
         Interest receivable and other assets                 382                      692
         Interest payable and other liabilities              (160)                     (47)
                                                         --------                 --------
               Net cash from operating
                  activities                                5,770                    4,346

CASH FLOWS FROM INVESTING ACTIVITIES

   Net change in interest-bearing deposits
      with banks                                            1,617                    2,369
   Purchase of securities available for sale               (8,478)                    (974)
   Purchase of securities held to maturity                                          (4,248)
   Proceeds from sales of securities
      available for sale                                    5,945                    9,014
   Proceeds from maturities, calls, or
      paydowns of securities available for sale             9,180                    2,156
   Proceeds from maturity and calls of securities
      held to maturity                                        835                    1,609
   Net increase in loans                                  (46,139)                 (28,024)
   Proceeds from sale of premises and equipment                65                       85
   Purchase of premises and equipment                      (1,405)                  (1,275)
   Net cash provided in acquisition of
      South Range State Bank                                  724                    8,007
                                                         --------                 --------

         Net cash provided from investing activities      (37,656)                 (11,281)



Consolidated Statements of Cash Flows - continued (unaudited)
(In thousands of dollars)

CASH FLOWS FROM FINANCING ACTIVITIES
   Net increase in deposits                                      28,664      3,597
   Proceeds from notes payable                                    7,900      6,014
   Payment on notes payable                                      (2,980)    (2,700)
   Proceeds from issuance of common stock                         4,500        105
   Purchase of federal funds                                        400
   Payment of dividends                                            (656)      (678)
                                                               --------   --------

      Net cash from investing activities                         37,828      6,338
                                                               --------   --------

Net increase (decrease) in cash and cash
   equivalents                                                    5,942       (597)

Cash and cash equivalents at beginning of period                 14,492     14,319
                                                               --------   --------

Cash and cash equivalents at end of period                     $ 20,434   $ 13,722
                                                               ========   ========


Supplemental disclosures of cash flow
   information
      Cash paid during the period for
         Interest                                              $  8,997   $  6,831
         Income taxes                                             1,089      1,016

Supplemental disclosures of noncash activities
      Issuance of notes payable to South Range
         State Bank's former shareholders'                        2,363

Assets and liabilities acquired in acquisition
   (refer to Note 4)
      Interest-bearing deposits                                   1,088
      Premises and equipment                                      1,409        439
      Acquisition intangibles                                     1,630        514
      Other assets and accrued interest receivable                  774         12
      Loans, net                                                 26,761
      Securities available for sale                               3,800
      Deposits                                                   32,869      8,935
      Other liabilities and accrued interest payable                954         37

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of First Manistique Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30, 1996 and the nine month period ending September 30, 1996 are not necessarily indicative of the results that may be expected for the year ended December 31, 1996. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), adopted by the Registrant on January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total costs of the mortgage loan are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The impact on the Registrant's financial position and results of operation through the third quarter of 1996 was insignificant. Based on the Registrant's historical level of mortgage originations for sale in the secondary market, management believes that the impact for the year will also be immaterial.



NOTE 3 - PER SHARE CALCULATIONS

A resolution for a 3-for-1 stock split, for shareholder's of record on April 29, 1996, was approved by the Board of Directors on April 23, 1996. All share and per share amounts in this filing have been retroactively adjusted to reflect the 3-for-1 stock split.



NOTE 4 - ACQUISITIONS

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $36,503,000, liabilities of $33,823,000, total deposits of $32,869,000, and net loans of $26,761,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 paid in cash and the remaining $2,363,000 financed through the issuance of notes payable.

The Registrant acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America (with fixed assets of $439,000 and deposits of $8,935,000) on September 15, 1995. The purchase was paid in cash.

NOTE 5 - SECURITIES

The amortized cost and fair value of securities at September 30, 1996 are shown below:
(In thousands of dollars)


                                                        Gross          Gross
                                        Amortized     Unrealized     Unrealized      Fair
                                           Cost         Gains           Loss         Value
                                        ---------------------------------------------------
Securities Available for Sale
      U.S. Treasury and federal agency    $18,246          $3           $679        $17,570
      State and political subdivisions      1,349           3             35          1,317
      Other                                 3,487                         35          3,452
                                          -------        ----          -----        -------
         Total                            $23,082          $6           $749        $22,339
                                          =======        ====          =====        =======

The amortized cost and fair value of securities by contractual maturity at September 30, 1996, are shown below, in thousands of dollars


                                                 Available for Sale
                                               -----------------------
                                               Amortized        Fair
                                                 Cost          Value
                                               -----------------------
Due in one year or less                         $ 6,549       $ 6,362
Due after one year through five years             9,589         9,363
Due after five years through ten years            1,397         1,376
Due after ten years                               5,547         5,238
                                                -------       -------
                                                $23,082       $22,339
                                                =======       =======


NOTE 6 - LOANS

Loans presented in the consolidated condensed balance sheet are comprised of the following classifications at September 30, 1996 and December 31, 1995:
(In thousands of dollars)


                                              September 30,   December 31,
                                                  1996            1995
                                              -------------   -------------
Loans:
    Commercial, financial and agricultural      $169,319        $130,921
    1-4 family residential real estate            81,257          58,433
    Consumer                                      35,098          29,954
    Construction                                   8,802           2,235
                                                --------        --------
        Total                                    294,476         221,543

Less: unearned income                                (12)            (36)
                                                --------        --------
                                                $294,464        $221,507
                                                ========        ========


NOTE 7 - ALLOWANCE FOR LOAN LOSSES


Activity in the allowance for loan losses for the nine months ended September 30, 1996 and 1995, are summarized as follows:




                                                             (In thousands of dollars)

                                                           September 30,    September 30,
                                                               1996              1995
                                                           ----------        ----------
Balance at beginning of period                             $    3,137        $    2,350
Charge offs                                                      (325)             (358)
Recoveries                                                         97               327
Adjustment from loans put back to Newberry
   State Bank                                                                        (6)
Allowance transferred from purchase of
   South Range State Bank                                         285
Provision for loan loss                                         1,084               377
                                                           ----------        ----------
Balance at end of period                                   $    4,278        $    2,690
                                                           ==========        ==========


Information regarding impaired loans is as follows:

                                                             9/30/96          12/31/95
                                                           ----------        ----------
 Average investment in impaired loans                      $2,662,997        $  659,412
 Interest income recognized on impaired loans
     including interest income recognized on
     cash basis                                                57,240            40,856
Interest income recognized on impaired loans on
     cash basis                                                                  40,856


 Balance of impaired loans                                 $3,821,401        $  570,847
 Less portion for which no allowance for loan
     loss is allocated                                              0            22,548
                                                           ----------        ----------
     Portion of impaired loan balance for which
         an allowance for credit losses is
         allocated                                         $3,821,401        $  548,299
                                                           ==========        ==========
     Portion of allowance for loan losses
         allocated to the impaired loan balance             1,200,000        $  200,000
                                                           ==========        ==========

The Registrant continues as a secured creditor of leases issued by Bennett Funding Group, Inc. (BFG), and Aloha Capital Corporation (ACC), a subsidiary of BFG. BFG filed Chapter 11 Bankruptcy on March 29, 1996, and subsequently in April of 1996, ACC filed involuntary bankruptcy. Since the appointment of the bankruptcy trustee on April 19, 1996, all payments to creditors for BFG and ACC were seized. The outstanding balances of leases held by the Registrant was $2,792,651 on December 31, 1995, and $3,036,586 on September 30, 1996. This
amount is classified as impaired and is on nonaccrual. The Registrant contends to hold first lien positions on all leases held. In June of 1996, the trustee provided a list of creditors identified as those holding double pledged paper. The Registrant did not receive a duplicate lease listing notice from the trustee which further strengthens the position that the Registrant is the primary holder of leases held. On October 10, 1996, the Bankruptcy Court approved an agreement which was reached between the Registrant and the trustee. According to the terms of this settlement, the trustee will purchase the Registrant's outstanding loans, together with all notes, security agreements, and rights to collateral relating to the same. All other claims or disputes between the trustee and/or BFG and the Registrant will be released, waived, or settled. The settlement includes the making of a loan in the amount of $3,682,000 to Resort Funding, Inc. (RFI), of which $1,516,000 are new funds. RFI is a subsidiary of BFG which is 100% operated by the trustee. This entity is not in bankruptcy. The primary collateral will be condominium units and time shares in which the Registrant can select those projects in which it wants to acquire an interest. This portion of the collateral is to be called the New
Collateral Pool.   On the closing date of the new loan to RFI, the trustee will purchase ten of the Registrant's existing loans including all amounts owing thereunder and rights of the Registrant related there to (including all of the Registrant's rights to collateral for such loans), for the purchase price of $2,166,000. The Registrant will receive interest only for sixty months with a payment of principal due at maturity. The interest rate will be set at 4.00% per annum based on a 365-366 day year for actual days elapsed. The payment stream of the old collateral and RFI pledged properties will collateralize the loan. Primarily, when payments are received on the old leases, they will be applied to RFI. The Registrant will build equity in RFI over the term of sixty months up to the $3,682,000 due at maturity. There will be a separate settlement agreement for the other BFG block of leases owned by the Registrant and for the ACC note. Because of a dispute between BFG and lessors from ACC, the Registrant will charge off approximately $500,000 at consummation.
However, the Registrant will receive approximately 65% of the collections received on the qualifying leases, and these funds will be paid to the Registrant as collected by the trustee, but not to exceed the outstanding principal of this loan on the date of the bankruptcy petition filing. In the final settlement of the BFG block of leases, the Registrant will charge off $333,000 at consummation. As the trustee collects payment from the leases, the Registrant will receive 50% of the outstanding principal collected. Primarily, on the last two block of loans discussed above, the Registrant will receive proceeds as the trustee collects the lease payments.

NOTE 8 - DEPOSITS

The following is an analysis of interest-bearing deposits as of September 30, 1996 and December 31, 1995.

(In thousands of dollars)

                                                 September 30,     December 31,
                                                    1996              1995
                                                 -------------     ------------
Savings and interest-bearing checking              $148,860         $118,957
Time:   In denominations under $100,000              97,096           82,752
        In denomination of $100,000 or more          21,442           15,024
                                                   --------         --------
                                                   $267,398         $216,733
                                                   ========         ========

NOTE 9 - OTHER BORROWINGS

Other borrowings consists of the following at September 30, 1996 and December 31, 1995: (In thousands of dollars)

                                                     September 30,        December 31,
                                                        1996                 1995
                                                     -------------        ------------
Federal Home Loan Bank advances (7), at
 various rates with various maturities (see
 annual financial statements).                         $  8,008            $  8,088

Federal Home Loan Bank, fixed-rate advance
 at 7.06%, matures May 15, 2006.                          5,000

Farmer's Home Administration, $2,000,000
 fixed rate line agreement maturing August 24, 2024:
 interest payable at 1%                                   2,000               2,000

Associated Bank Green Bay, $4,000,000 variable rate line agreement maturing February 1, 1999:
 interest payable at Associated's prime rate - 8.25% at September 30, 1996.

Notes Payable to South Range State Bank's former
 stockholders, $2,362,852 maturing in three equal
 annual installments beginning February 1, 1997:
 interest payable at 5.20%.                               2,363
                                                       --------            --------
                                                       $ 17,371            $ 10,088
                                                       ========            ========


The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1995 and September 30, 1996. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
              RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the third quarter of 1996. The discussion should be read in conjunction with those statements, and with management's discussion and analysis accompanying the 1995 annual financial statements, included herewith.

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

Year to date consolidated net income through September 30, 1996 was $2,379,000 compared to $2,303,000 for the same period in 1995. Improved interest income and careful control of operating expenses combined with acquisitions and internal growth have contributed to this improvement. Return on consolidated average assets for the nine months ended September 30, 1996 was .89% compared to 1.15% for the same period in 1995. Earnings per share increased from $1.10 for the year to date through September 30, 1995, to $1.11 for the same period in 1996.

The Registrant is offering for sale 400,000 shares of its common stock. Each shareholder of record on July 23, 1996 is entitled to purchase .1886 share of common stock for each whole share owned, subject to the purchase minimum of 100 shares and a maximum purchase of 10,000 shares. The offering expired on August 30, 1996 with remaining shares offered to the public. The minimum number of shares that can be purchased by the public is 100 shares, and the maximum number of shares except as otherwise agreed to by the Board of Directors of the Registrant is 10,000 shares. The net proceeds to the Registrant from the sale of common stock is estimated to be $10.668 million. Through November 6, 1996, there have been 183,881 shares of stock sold in the offering totaling $4,904,106. The Registrant has used $2,900,000 to retire debt at Associated Bank of Green Bay (see Note 9 above). The balance of the funds will be used in the acquisition of U.P. Financial, Inc., working capital needs, and to generally strengthen the Registrant's capital position in anticipation of future growth through acquisitions.



FINANCIAL CONDITION

LOANS

Through September 30, 1996, loan balances increased by $73.0 million. The acquisition of South Range State Bank accounted for $26.8 million of this increase and the remainder was due to loan growth. The loan to deposit ratio has increased from 90.6% at December 31, 1995, to 96.3% at September 30, 1996. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level possible while also maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At September 30, 1996 the allowance for loan losses was equal to 1.45% of total loans outstanding compared to 1.42% at December 31, 1995.

The majority of the increase in impaired loans from December 31, 1995 to September 30, 1996 consisted of leases to the Bennett Funding Group, Inc. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure to loss.

Commercial real estate loans and loans to general commercial businesses have increased by $10.5 and $7.2 million, respectively, through the third quarter of 1996 to $62,153,000 and $62,678,000, respectively, at September 30, 1996, mainly due to the acquisition of South Range State Bank and management's desire to increase the commercial loan portfolio. Commercial leases increased $8.1 million to $13,900,000 at September 30, 1996 and governmental leases increased $12.5 million to $30,576,000. No leases were obtained with the purchase of South Range State Bank. The increases are due to the Registrant's efforts to build this area of the loan portfolio. Growth in the classification of 1-4 family residential loans in the amount of $22.8 million has occurred due to the acquisition of South Range State Bank and management's emphasis on this type of loan. Consumer loans have increased $5.2 million through the third quarter of 1996 due mainly to the acquisition of South Range State Bank. Construction loans have increased $6.6 million due to the purchase of South Range State Bank and management's efforts to build this area of the loan portfolio. The table below shows total portfolio loans outstanding, in thousands of dollars, at September 30, 1996, and December 31, 1995, and their percentage of the total loan portfolio.



                                        September 30,                  December 31,
                                           1996         % of total        1995         % of total
                                        --------------------------     --------------------------
Loans:
 Commercial real estate                  $ 62,153        21.11%         $ 51,609        23.30%
 Commercial, financial and agricultural    62,678        21.29%           55,445        25.03%
 Leases
     Commercial                            13,900         4.72%            5,806         2.62%
     Governmental                          30,576        10.38%           18,061         8.15%
 1-4 family residential real estate        81,257        27.59%           58,433        26.38%
 Consumer                                  35,098        11.92%           29,918        13.51%
 Construction                               8,802         2.99%            2,235         1.01%
                                         --------                       --------
     Total                               $294,464                       $221,507
                                         ========                       ========


CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in it's historical chargeoff percentage. Chargeoffs through September 30, 1996 have decreased $33,000 from the same period in 1995. The majority is a result of a $92,000 increase in installment loan chargeoffs with a decrease of $41,000 in commercial loan chargeoffs and a decrease of $98,000 in lease receivable chargeoffs. The provision for loan loss has increased through September 30, 1996 to the same period in 1995 as a result of the Registrant's increased loan portfolio. See Note 7 to the third quarter financial statements for a discussion of certain lease receivables.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of September 30, 1996, and December 31, 1995. The majority of the increase in nonaccrual loans from December 31, 1995 to September 30, 1996 consisted of leases to the Bennett Funding Group, Inc. (discussed above). The loan loss reserve allocated to this loan is adequate to meet the estimated exposure.


                                September 30,  December 31,
                                   1996           1995
                                  ------         ------
Nonaccrual loans                  $3,115         $  579
Loans 90 or more days past due        34          1,439
Renegotiated loans                     0              0






INVESTMENTS

Available for sale and hold to maturity securities have decreased through the period ending September 30, 1996. Although there was an increase in available for sale securities due to the acquisition of South Range State Bank, the Registrant's need for funds due to it's emphasis on loan growth has resulted in an overall decrease in the investment portfolio. The mix of the portfolio remained relatively unchanged from December 31, 1995. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. The only securities which are classified as held to maturity (of which there are none at September 30, 1996 and $835,000 at December 31, 1995) are state and local political subdivision issues from small issuers whose bonds have little market liquidity.



DEPOSITS

Total deposits increased through September 30, 1996 by $61.5 million. A substantial portion, $32.9 million, of the increase came from the acquisition of South Range State Bank. The remainder came as a result of internal deposit growth. Interest bearing deposit balances increased through September 30, 1996, continuing a trend from last fiscal year. The bulk of the increase in interest bearing deposits came from savings and interest-bearing checking with time deposits less than $100,000 making up the remainder of the increase (refer to the table presented in Note 8 to the third quarter financial statements above). The time deposits of $100,000 or more consist of government balances and balances from retail customers.



BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased by $7.3 million through September 30, 1996 (refer to the table presented in Note 9 to the third quarter financial statements above for the composition of the increase). The borrowing were used in the acquisition of South Range State Bank and in the funding of one specific loan. At September 30, 1996, $13.0 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.




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



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income through September 30, 1996 increased by 28.5% compared to September 30, 1995. The net interest margin at September 30, 1996 was 5.06%, compared to 4.92% for all of 1995 and 5.38% at September 30, 1995. The net yield on interest earning assets remained relatively constant. At year ended December 31, 1995, the net yield on earning assets was 9.13%, at September 30, 1996 it was 9.25%, and at September 30, 1995 it was 9.11%. Interest income from loans represented 92.4% of total interest income through September 30, 1996 compared to 90.4% for all of 1995 and 89.8% through September 30, 1995. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.


PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The increase in the provision for loan losses from $377,000 through September 30, 1995 to $1,084,000 through September 30, 1996 is due to loan growth, particularly in the commercial real estate portfolio. Management expects the provision for the remainder of the year to continue to remain above 1995 levels, totaling approximately 220% of 1995 provision, due to the increased risk of loss on Bennett Funding Group (discussed above).


NONINTEREST INCOME

Service charges on deposit accounts increased $128,000 through September 30, 1996 vs. the same period of 1995 mainly due to the acquisition of South Range State Bank. Gains on sales of loans has increased due to the larger volume of loans being originated and sold through September 30, 1996 vs. same period of 1995. Income from sale of securities has increased due to additional sale activity in the investment portfolio, the proceeds of which were used to fund the increase in loans. Other noninterest income decreased $108,000 through September 30, 1996 vs. the same period of 1995 due mainly to a reduction of foreign exchange income.


NONINTEREST EXPENSES

Noninterest expense showed an increase of 27.2% through September 30 of 1996 vs. the same period of 1995. The increase is consistent with the Registrant's asset growth. The majority of the increase is due to an increase in salary and occupancy expense. Salary expense increased mainly due to an increase in full-time equivalent employees at September 30, 1996 vs. September 30, 1995, due to the Registrant's purchase of the Rudyard branch and South Range State Bank and the opening of additional branches. Occupancy expense, furniture and equipment expense, and other noninterest expenses increased due to the purchases of the Rudyard branch and South Range State Bank, as well as the opening of additional branches and overall growth of the Registrant. While the growth was expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.



FEDERAL INCOME TAX

The provision for income taxes was 30.1% of income before income tax at September 30, 1996 compared to 28.4% at September 30, 1995. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments. The effective tax rate has increased as tax-exempt income has become a smaller portion of total interest income.

INTEREST RATE RISK

Management actively manages the Registrant's interest rate risk. In the relatively low interest rate environment which has been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Management writes commercial and real estate loans at variable rates or, if necessary, fixed rate loans for relatively short terms. Management has also offered products that give customers an incentive to accept longer term deposits.
Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods.
The Registrant has experienced a slight shift in the cumulative net asset (liability) funding gap for 1 - 365 days since December 31, 1995, to being liability sensitive. The shift was mainly due to an increase in certificate's of deposit less than $100,000 maturing within one year and an increase in money market accounts which are placed entirely in the 1 - 90 days maturity category.


CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratio's at September 30, 1996 and 1995.


                                            September 30, 1996
                                         Required             Actual
                                       $          %         $        %
                                    -------    --------  --------- -----
Tier 1 risk-adjusted capital ratio  $10,152      4.00%   $ 25,844  10.18%

Total risk-adjusted capital ratio   $20,305      8.00%   $ 29,030  11.44%

Tier 1 leverage ratio               $13,992      4.00%   $ 25,844   7.39%

Tier 1 capital                                           $ 25,844
Tier 2 capital                                              3,186
Total risk-based capital                                   29,030
Total risk-weighted assets                                253,812
Average total assets                                      349,791




                                            September 30, 1995
                                         Required             Actual
                                       $          %         $        %
                                    -------    --------  --------- -----
Tier 1 risk-adjusted capital ratio  $ 7,732      4.00%   $ 20,599  10.66%



Total risk-adjusted capital ratio   $15,464      8.00%   $ 23,019  11.91%

Tier 1 leverage ratio               $10,510      4.00%   $ 20,599   7.84%


Tier 1 capital                                           $ 20,599
Tier 2 capital                                              2,420
Total risk-based capital                                   23,019
Total risk-weighted assets                                193,306
Average total assets                                      262,740


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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the third quarter of fiscal 1996 to a vote of the Registrant's stockholders.


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

27      Financial Data Schedule.  Filed herewith.


The following documents are filed as part of Part I, Item 1 of this report:

    Consolidated Balance Sheets - September 30, 1996 (Unaudited) and December
          31, 1995 (Audited)

    Consolidated Statements of Income - Three months ended September 30, 1996 and 1995 (unaudited) and Nine months ended September 30, 1996 and 1995 (Unaudited)

    Consolidated Statement of Changes in Shareholders' Equity - Three months ended September 30, 1996 and 1995 (Unaudited), and Nine months ended September 30, 1996 and 1995 (Unaudited)

    Consolidated Statement of Cash Flows - Nine months ended September 30,
          1996 and 1995 (Unaudited)

    Notes to consolidated financial statements - September 30, 1996

(b) Report on Form 8-K. Previously filed on February 14, 1996 (Commission File Number 2- 54663), and amended on April 8, 1996 . Here incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MANISTIQUE CORPORATION
     (Registrant)




November 12, 1996          /s/ Ronald G. Ford
-----------------          -------------------------------
Date                       RONALD G. FORD, President & CEO


November 12, 1996          /s/ Richard B. Demers
-----------------          -------------------------------
Date                       RICHARD B. DEMERS, Chief
                             Accounting Officer

                                EXHIBIT INDEX



Exhibit
  No.                       Description                              Page
-------                     -----------                              ----
  27                        Financial Data Schedule
