Form 10-K405
period 1996-12-31
FIRST MANISTIQUE CORP
filed 1997-03-31
CIK 36506

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549
                                   FORM 10-K
                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 1996     Commission file number: 2-54663

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

State the aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 1, 1997: The aggregate market value (based on limited trading) of the voting stock held by non-affiliates of the Registrant based on a per share price of $33.00 as of March 1, 1997, was $63,526,848 (common stock, no par value)

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practical date: Common stock, no par value, 2,377,761 shares outstanding, as of March 17, 1997.

Documents incorporated by reference: Portions of the Registrant's proxy statement for it's annual meeting to be held April 15, 1997, are incorporated by reference into Part III.

                                     PART I

Item 1.  Business

First Manistique Corporation (the "Registrant") was incorporated under the laws of the state of Michigan on December 16, 1974. The Registrant owns all of the outstanding stock of its banking subsidiaries, North Country Bank and Trust and North Country Bank (collectively "Banks"). The Registrant also owns all of the outstanding stock of three nonbank subsidiaries: First Manistique Agency, an insurance agency which sells title, life, and health insurance, First Northern Services Company, a real estate appraisal company which is currently inactive, and First Rural Relending Company, a non-profit relending company which assists qualified borrowers with discounted loan rates creating cash flow and growth potential to new or established businesses. The Banks represent the principal assets of the Registrant.

The Registrant became a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), on April 1, 1976, when it acquired First Northern Bank and Trust ("First Northern") and Manistique Lakes Bank. Manistique Lakes Bank merged with First Northern on May 1, 1986, with the survivor being First Northern. The Registrant acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Registrant until September 30, 1995, when it was merged into First Northern with First Northern being the survivor. First Northern acquired a substantial portion of the banking assets and assumed a substantial portion of the banking liabilities of Newberry State Bank on December 8, 1994, in exchange for cash. First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank on September 15, 1995, in exchange for cash. The Registrant acquired all of the outstanding stock of South Range State Bank ("South Range") on January 31, 1996, in exchange for cash and notes. South Range operates as a separate banking subsidiary of the Registrant. On August 12, 1996, First Northern and South Range changed their names to North Country Bank and Trust and North Country Bank, respectively.
The Registrant acquired all of the outstanding stock of U.P. Financial, Inc. ("U.P. Financial") on February 4, 1997, in exchange for cash. U.P. Financial owned 100% of the outstanding stock of First National Bank in Ontonagon ("Ontonagon"), a Michigan banking institution. Upon acquisition, Ontonagon was merged into North Country Bank, with North Country Bank being the survivor.

The Banks are engaged in the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, and direct and indirect consumer financing.

The principal source of revenue for the Registrant is interest and fees on loans and investments. The sources of income for the three most recent years are as follows:

                                      1996    1995    1994
                                     ----------------------

         Interest and fees on loans  89.0%   85.1%    78.2%
         Investment income            5.0%    6.5%    12.8%
         Other interest income        1.5%    2.6%     1.5%
         Non-interest income          4.5%    5.8%     7.5%
                                     ----------------------
                                     100.0%  100.0%  100.0%
                                     ----------------------

The Banks' primary market areas are the area within a radius of 30 miles from their various offices in the Upper Peninsula of Michigan. North Country Bank and Trust is headquartered in Manistique, Michigan. The executive offices and mailing address are located at 130 S. Cedar Street, Manistique, Michigan 49854. North Country Bank and Trust maintains offices in Schoolcraft, Delta,
Mackinac, Luce, Alger, Menominee, Dickinson, Marquette, and Chippewa counties, as well as in the Garden Peninsula and on Mackinac Island. The population of these counties combined is approximately 240,000. North Country Bank and Trust operates nineteen branch offices, provides drive-in convenience at sixteen locations, and has automatic teller machines operating at eight locations. North Country Bank and Trust has no foreign offices. The main office of North Country Bank is located in Ripley, Houghton County, Michigan. North Country Bank maintains offices in Houghton, Keweenaw, Ontonagon, Gogebic, and Baraga counties. The population of these counties combined is approximately 72,000. North Country Bank operates six branch offices, provides drive-in convenience at four locations, and has automatic teller machines operating at three locations.

As of December 31, 1996, the Banks employed approximately 166 full-time and 27 part-time employees.

Banking is a highly competitive business. The Banks compete primarily with financial institutions in their market areas for loans and deposits. In their primary market, namely the Upper Peninsula of Michigan, the Banks maintain the second largest deposit base, or approximately twelve percent of the deposit market share. There are 17 banking and savings institutions and 28 credit unions with offices in the Upper Peninsula of Michigan.

In addition to the other banks, the Banks also compete for loans and deposits with savings and loan associations, credit unions, investment firms, and large national retailers, and compete for deposits with money market funds. In order to successfully compete, management has developed a sales and service culture, stresses and rewards excellent customer service, and designs products to meet the needs of the customer. The Banks also utilize their ability to sell loans in the secondary market.

The Banks make mortgage, commercial, and installment loans to customers primarily in the Upper Peninsula of Michigan. Fees may be charged for these services. Historically, the Banks have predominantly sold their secondary market conforming residential mortgage loans.

The Registrant is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet financing needs of its customers. These financial instruments include commitments to make loans, unused lines of credit, and standby letters of credit. The Registrant's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments.
The Registrant follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Registrant had the following fixed and variable rate commitments outstanding at December 31 (in thousands):


                                        1996                     1995
                                        ----                     ----
                                  Fixed      Variable      Fixed      Variable
                                  ------     --------      -----      --------

Outstanding letters of credit                  $2,377                   $1,288
Unused lines of credit            $4,192       20,029      $3,474        8,556
Loan commitments outstanding                    7,185                    6,882
                                  ------      -------      ------       ------
                                  $4,192      $29,591      $3,474      $16,726


Fixed rates on unused lines of credit ranged from 9.00% to 18.00% at December 31, 1996.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items.

The Banks support the growth of the service industry, with its year round resort and related businesses, logging, manufacturing, and many other activities important to growth in the Upper Peninsula. The economy of the market areas of the Banks is affected by summer and winter tourism activities and, accordingly, the Banks experience seasonal consumer and commercial deposit growth, with substantial growth increases from May to September.

There are no material concentrations of credit to, nor have other material portions of the Banks deposits been received from, a single person, persons, industry, or group.

In 1993, North Country Bank and Trust joined the Federal Home Loan Bank of Indianapolis. North Country Bank joined in 1996. The Federal Home Loan Bank of Indianapolis generates an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to additional advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Banks regularly assess their ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and have established conservative guidelines for the total funding to be provided by these deposits. These deposits were slightly more than eight percent of total deposits at December 31, 1996. The Banks also use federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1996, the Banks had no material risks attendant to foreign sources. Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Banks' capital expenditures, earnings, or competitive position.

SUPERVISION AND REGULATION

Banking is a highly regulated industry, with numerous federal and state laws and regulations governing the organization and operation of banks, bank holding companies, and their affiliates. As a bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), the Registrant is subject to supervision and examination by the Board of Governors of the Federal Reserve Board ("Federal Reserve Board") and is required to file with the Federal Reserve Board annual reports and information regarding its business operations and those of its subsidiaries. The Act requires the Registrant to obtain Federal Reserve Board approval before: (a) acquiring (except in certain limited circumstances) more than a five percent ownership interest in any class of the voting securities of any bank or bank holding company; (b) acquiring all or substantially all of the assets of a bank or bank holding company; or ( c) merging or consolidating with another bank holding company.

On September 29, 1994, the Riegle-Neal Interstate Banking and Branching Efficiency Act was signed into law. This legislation authorizes adequately capitalized and adequately managed bank holding companies, beginning September 29, 1995, to acquire banks located outside their respective home state,
irrespective of state law.   The Federal Reserve Board is authorized to approve
bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law. This legislation also authorizes, effective June 1, 1997 (subject to individual state rights to (a) accelerate this date or (b) to prohibit interstate branching within its borders), banking organizations to branch nationwide by acquisition or consolidation of existing banks in other states. Michigan opted to accelerate the June 1, 1997 date to November 29, 1995 and now permits interstate branching from other states which also permit interstate branching. Interstate acquisitions and branching are subject to the approval of various federal and state agencies and other conditions. While it is too early to assess the impact of this legislation, it is reasonable to assume it could foster further industry consolidation. The Registrant could benefit indirectly from this legislation through lower supervisory costs related to overall improved quality in the industry.

The Banks are organized as Michigan banking corporations and are regulated and supervised by the Financial Institutions Bureau of the Michigan Department of Commerce. Michigan law permits Michigan state-chartered banks to consolidate on a state-wide basis and to operate the offices of merged banks as branches of a surviving bank. Also, with the written approval of the Financial Institutions Bureau, a Michigan bank may relocate its main office to any location in the state, establish and operate branch banks anywhere in the state, and contract with other banks to act as branches thereof.

The Banks accept customer deposits, and the deposits are insured by the Federal Deposit Insurance Corporation ("FDIC"). Consequently, the Banks are subject to the provisions of the Federal Deposit Insurance Act and to examination by the FDIC. As a result of such supervision and regulation, the Banks are subject to requirements to maintain reserves against deposits, restrictions on the nature and amount of loans which may be made and the interest which may be charged thereon, restrictions relating to investments and other activities, limitations based on capital and surplus, limitations on branching, and limitations on the payment of dividends on common stock. These regulations are intended primarily for the protection of the depositors and customers of the Banks, rather than shareholders of the Registrant.

The provisions of the Financial Institutions Reform, Recovery and Enforcement Act of 1989 (FIRREA) directly affect banks and bank holding companies. FIRREA requires the FDIC to maintain two funds to insure customer deposits: for banks, the Bank Insurance Fund ("BIF"), and for savings and loan associations, the Savings Association Insurance Fund ("SAIF"). FIRREA also allows bank holding companies to acquire financially sound thrift institutions. Previously, bank holding companies could acquire only failing thrift institutions. Through a "cross-guarantee" provision in FIRREA, the FDIC may hold commonly controlled depository institutions liable if an affiliated depository institution fails. In such an event, the interests of the FDIC are placed ahead of the bank holding company shareholders.

The Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") significantly affects the operation of banks and their relationship with federal regulatory agencies. Under FDICIA, the FDIC has implemented a system of risk based premiums for deposit insurance pursuant to which the premiums paid by a depository institution are based on the probability that the applicable insurance fund will incur a loss in respect of such institution. Also, under FDICIA, federal regulatory agencies are developing comprehensive safety and soundness standards. FDICIA also prescribes various supervisory actions by federal regulatory agencies based on an insured institution's level of capital. These prescribed actions increase restrictions on and heighten regulatory scrutiny of the institution as its capital declines.

Federal law also regulates transactions between the Registrant and the Banks, including the amount and nature of loans or other extensions of credit.

The Federal Reserve has established guidelines with respect to the maintenance of appropriate levels of capital for the Banks. The Federal Reserve Board has also established similar guidelines for the Registrant. Compliance with such standards can also limit the amount of dividends which the Banks can pay to the Registrant and the amount of dividends the Registrant can pay to its shareholders.

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

The Registrant and its subsidiary banks are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking and trust activities along with other permitted activities closely related to banking, namely credit life and accident and health insurance.

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

Net Interest Income
For Year Ended December 31, 19xx
(Fully taxable equivalent, in thousands)


                                                                      Year Ended December 31,
                                             -------------------------------------------------------------------------
                                                            1996                                    1995
                                             -------------------------------------------------------------------------
                                             Average                 Yield/          Average                    Yield/
                                             Balance     Interest     Rate           Balance      Interest      Rate
ASSETS
Interest-earnings assets:
   Loans (domestic)  (1) (2) (3)            $277,464     $27,675      9.97%          $202,570      $20,540      10.14%
   Taxable investment securities              22,164       1,297      5.85%            25,876        1,398       5.40%
   Tax-exempt investment
      securities (2)                           1,344         121      9.00%             2,751          195       7.09%
   Federal funds sold                          7,020         362      5.16%             5,180          273       5.27%
   Federal Home Loan Bank                      1,621         125      7.71%               921           83       9.01%
   Interest-bearing deposits
      with other banks                         1,715          75      4.37%             4,127          251       6.08%
                                            --------     -------      -----          --------      -------       -----
Total interest-earning assets               $311,328     $29,655      9.53%          $241,425      $22,740       9.42%

Non-interest earning assets:
   Cash and due from banks                   $13,056                                   $9,789
   Premises and equipment, net                13,172                                   10,036
   Other assets                               10,688                                    8,860
   Less:  allowance for loan
      losses                                 ($3,815)                                 ($2,561)
                                            --------                                 --------
               TOTAL                        $344,429                                 $267,549
                                            --------                                 --------

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings deposits and interest-
      bearing demand deposits               $148,412      $5,391      3.63%          $118,162       $4,447       3.76%
   Time deposits                             114,585       6,233      5.44%            88,462        4,689       5.30%
   Federal funds purchased,
      securities sold under
      repurchase agreements,
      and other borrowings                    14,864       1,050      7.06%             8,548          425       4.97%
                                            --------     -------      -----          --------      -------       -----
   Total interest-bearing
      liabilities                           $277,861     $12,674      4.56%          $215,172       $9,561       4.44%
                                            --------     -------      -----          --------      -------       -----

   Non-interest bearing liabilities
      Domestic demand deposits               $32,194                                  $25,802
      Other                                    3,406                                    3,653
   Shareholders' equity                       30,968                                   22,922
                                            --------                                 --------
               TOTAL                        $344,429                                 $267,549
                                            --------                                 --------

Net interest earnings                                    $16,981                                   $13,179
                                                         -------                                   -------
Net yield on interest-earning
   assets                                                             5.45%                                      5.46%
                                                                      -----                                      -----

                                                Year Ended December 31,
                                            -------------------------------
                                                          1994
                                            -------------------------------
                                            Average                 Yield/
                                            Balance     Interest     Rate
                                            -------------------------------
ASSETS
Interest-earnings assets:
   Loans (domestic)  (1) (2) (3)            $137,444     $12,151      8.84%
   Taxable investment securities              31,618       1,645      5.20%
   Tax-exempt investment
      securities (2)                           5,564         438      7.87%
   Federal funds sold                          3,942         167      4.24%
   Federal Home Loan Bank                          0           0      n/a
   Interest-bearing deposits
      with other banks                           415          35      8.43%
                                            --------     -------      -----

Total interest-earning assets               $178,983     $14,436      8.07%

Non-interest earning assets:
   Cash and due from banks                    $6,787
   Premises and equipment, net                 6,543
   Other assets                                3,628
   Less:  allowance for loan
      losses                                 ($1,863)
                                            --------

               TOTAL                        $194,078
                                            --------
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings deposits and interest-
      bearing demand deposits                $71,148      $2,035      2.86%
   Time deposits                              82,761       3,713      4.49%
   Federal funds purchased,
      securities sold under
      repurchase agreements,
      and other borrowings                     5,306         305      5.75%
                                            --------     -------      -----
   Total interest-bearing
      liabilities                           $159,215      $6,053      3.80%
                                            --------     -------      -----

   Non-interest bearing liabilities
      Domestic demand deposits               $17,513
      Other                                    3,546
   Shareholders' equity                       13,804
                                            --------
               TOTAL                        $194,078
                                            --------
Net interest earnings                                     $8,383
                                                         -------
Net yield on interest-earning
   assets                                                             4.68%
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

Analysis of Changes in Net Interest Income
For Year Ended December 31, 19xx
(Fully taxable equivalent, in thousands)




                                                      -----------------------------------------------------------------------
                                                          1996 compared to 1995                    1995 compared to 1994
                                                      Increase (decrease) Due to (1)          Increase (decrease) Due to (1)
                                                      -----------------------------------------------------------------------
                                                        Volume     Rate       Net              Volume      Rate        Net
                                                      -------------------------------         -------------------------------
ASSETS
Interest-earnings assets:
   Loans (domestic)                                   $7,472      ($337)    $7,135             $6,403     $1,986     $8,389
   Taxable investment securities                        (211)       110       (101)              (308)        61       (247)
   Tax-exempt investment
      securities                                        (117)        43        (74)              (203)       (40)      (243)
   Federal funds sold                                     95         (6)        89                 60         46        106
   Federal Home Loan Bank                                 55        (13)        42                 83          0         83
   Interest-bearing deposits
      with other banks                                  (119)       (57)      (176)               228        (12)       216
                                                      ------      -----     ------             ------     ------     ------

Total interest-bearing assets                         $7,175      ($260)    $6,915             $6,263     $2,041     $8,304


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest-bearing liabilities:
   Savings deposits and interest-
      bearing demand deposits                         $1,104      ($160)      $944             $1,632       $780     $2,412
   Time deposits                                       1,418        126      1,544                269        707        976
   Federal funds purchased,
      securities sold under
      repurchase agreements,
      and other                                          398        227        625                166        (46)       120
                                                      ------      -----     ------             ------     ------     ------
   Total interest-bearing
      liabilities                                     $2,920       $193     $3,113             $2,067     $1,441     $3,508
                                                      ------      -----     ------             ------     ------     ------

Net change in net interest income/(expense)           $4,255      ($453)    $3,802             $4,196       $600     $4,796
                                                      ======      =====     ======             ======     ======     ======




      1) The change in interest due to both rate and volume has been allocated to change due to volume and change due to rate in proportion to the relationship of the absolute dollar amounts of change in each.

Additional information relative to the allowance for loan losses is presented in the following table. This table summarizes loan balances at the end of each period and daily average balances, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance for loan losses through provisions charged to expense. Factors which influence management's judgment in determining the provision for loan losses each period include establishing specific loss allowances for selected loans (including large loans, non-accrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions.

Additional Information Relative to Allowance for Loan Losses
As of December 31, 19xx
(In thousands)



                                           1996        1995        1994       1993       1992
                                       ------------------------------------------------------
Balance of allowance for
   possible loan losses at
   beginning of period                   $3,137      $2,350        $917       $834       $625

Loans charged off:
Commercial, financial and
   agricultural                           1,012          90          92         45         35
Real estate-construction                      0           0           0          0          0
Real estate-mortgage                          8           0          34          0          0
Consumer                                    357         252         149         10         22
Leases                                        0          98           0          0          0
                                       ------------------------------------------------------

      TOTAL LOANS CHARGED OFF             1,377         440         275         55         57


Recoveries of loans previously
   charged off:
Commercial, financial and
   agricultural                              67         336         118          9         19
Real estate-construction                      0           0           0          0          0
Real estate-mortgage                          0          22          31          0          0
Consumer                                     55          98          44          4          8
                                       ------------------------------------------------------

     TOTAL RECOVERIES                       122         456         193         13         27
                                       ------------------------------------------------------

Net loans charged off                     1,255         (16)         82         42         30

Provisions charged to expense             2,424         771         330        125        239

Allowance from purchase of South
     Range State Bank                       285           0           0          0          0

Allowance from purchase of
    Bank of Stephenson                        0           0       1,185          0          0
                                       ------------------------------------------------------

    BALANCE AT END OF PERIOD             $4,591      $3,137      $2,350       $917       $834
                                       ======================================================
Total loans outstanding at
      end of period                    $314,886      $221,507   $183,169    $87,145   $73,108
                                       ======================================================

Average total loans outstanding
     for the year                      $277,464      $202,570   $137,444    $80,332   $66,639
                                       ======================================================

Ratio of net charge-offs during
    period to average loans
    outstanding                            0.45%      -0.01%       0.06%      0.05%     0.05%
                                       ======================================================

The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table.

Allocation of the Allowance for Loan Losses
As of December 31, 19xx
(In thousands)


                                              1996                      1995                     1994
                                ---------------------------------------------------------------------------
                                           Percent of                Percent of                Percent of
                                          Loans in each             Loans in each             Loans in each
                                           category to               category to               category to
                                Amount     Total Loans    Amount     Total Loans    Amount     Total Loans
                                ---------------------------------------------------------------------------
Commercial, financial
   and agricultural              $2,356         45.0%        $583         48.3%        $655         51.6%
Real estate-
   construction                       0          4.4%           0          1.0%           0          0.7%
Real estate-mortgage                 81         25.6%          59         26.4%         270         32.1%
Consumer                            341          9.9%         112         13.5%         125         15.6%
Leases                              287         15.1%          23         10.8%
Unallocated                       1,526          N/A        2,360          N/A        1,300          N/A
                                ---------------------------------------------------------------------------

                                 $4,591        100.0%      $3,137        100.0%      $2,350        100.0%
                                ===========================================================================

                                               1993                      1992
                                -------------------------------------------------
                                           Percent of                Percent of
                                          Loans in each             Loans in each
                                           category to               category to
                                Amount     Total Loans    Amount     Total Loans
                                -------------------------------------------------
Commercial, financial
   and agricultural                $410         61.7%        $400         59.7%
Real estate-
   construction                       0          0.0%           0          0.0%
Real estate-mortgage                180         29.0%         175         30.0%
Consumer                             75          9.3%          75         10.3%
Leases
Unallocated                         252          N/A          184          N/A
                                -------------------------------------------------

                                   $917        100.0%        $834        100.0%
                                =================================================


The following table presents the remaining maturity of total loans outstanding (excluding residential real estate mortgage and consumer loans) at December 31, 1996, according to scheduled repayments of principal. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

Maturity and Rate Sensitivity of Selected Loans
As of December 31, 19xx
(In thousands)



                                              Commercial
                                              Financial
                                              Agricultural  Construction
                                              ------------  ------------
In one year or less                               $81,773       $12,454
After one year but within five years
     Variable interest rates                        2,294             0
     Fixed interest rates                          52,439         1,443
After five years
     Variable interest rates                          322             0
     Fixed interest rates                          52,413             0
                                              ------------  ------------

          Total                                  $189,241       $13,897
                                              ============  ============

The following table presents the maturities of time certificates of deposit and other time deposits of $100,000 or more.

Maturity of COD's Greater Than $100,000
As of December 31, 1996
(In thousands)


3 months or less                      $ 8,019
Over 3 months through 6 months          6,247
Over 6 months through 12 months         4,621
Over 12 months                          2,963
                                      -------

  Total                               $21,850
                                      =======

The following table presents a summary of non-performing assets.

Non-Performing Assets and Problem Loans
As of December 31, 19xx
(In thousands)



                                           1996        1995       1994       1993       1992
                                        ---------- ----------- ---------- --------- -----------
Nonaccrual loans                            $49        $579       none       none       none
Accruing loans past-due 90 days
     or more.                                68       1,439       $142       $116       $175
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

Investment Securities
As of December 31, 19xx
(In thousands)



                                                     Available for Sale
                                         ------------------------------
                                            1996         1995      1994
                                         ---------  ---------- --------
U.S. treasury and federal agency         $12,569      $20,899   $17,057
State and political subdivisions             917          481     3,130
Other securities                           4,275        4,840     1,742
                                         ---------  ---------- --------

         TOTAL                           $17,761      $26,220   $21,929
                                         =========  ========== ========

                                                       Held to Maturity
                                         ------------------------------
                                            1996         1995      1994
                                         ---------  ---------- --------
U.S. treasury and federal agency              $0           $0    $8,799
State and political subdivisions               0          835     1,150
Other securities                               0            0     3,917
                                         ---------  ---------- --------

          TOTAL                               $0         $835   $13,866
                                         =========  ========== ========

The following table presents the maturity schedule of securities held, and a weighted average of those securities, as of December 31, 1996. Mortgage backed securities are included with other securities, stratified by maturity dates. Registrant holds no securities with one issuer in which the aggregate book value and aggregate market value of the securities held with that single issuer exceeds ten percent of stockholders' equity.

Maturities of Investment Securities
As of December 31, 1996
(Fully taxable equivalent, in thousands)

                                                                                         (1)
                                                                                      Weighted
                                      U.S. Treasury    State & Political    Other     Average
                                     & Federal Agency     Subdivision     Securities    Yield
                                    -----------------  -----------------  ----------  ---------
         One year or less                      $4,117               $103        $420      6.35%
         One through five years                 1,507                128         285      6.05%
         five through 10 years                  5,019                686         536      6.54%
         Over 10 years                          1,926                  0         833      6.67%
         Equity securities                          0                  0       2,201      n/a
                                    -----------------  -----------------  ----------

                                             $12,569                $917      $4,275
                                    ================   =================  ==========

(1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

Item 2.  Properties

The Registrant conducts business from 23 banking and administrative offices.
Of these, 18 are owned in fee simple covering approximately 85,000 square feet, and 5 are leased covering approximately 5,000 square feet. The Registrant's headquarters, which were remodeled in 1996, are located at 130 S. Cedar Street, Manistique, Michigan 49854. This facility is used for centralized support services and corporate administration. Other owned and leased properties are banking branches. All of the facilities are believed to be in good condition and adequate to meet the Registrant's present needs.


Item 3.  Legal Proceedings

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 1996 to a vote of the Registrant's stockholders.

Additional Item - Executive Officers


  Name                    Age        Position
--------------           -----       ------------------------------------
Ernest D. King            73         Chairman of the Registrant and North
                                      Country Bank and Trust

Michael Henricksen        54         Vice-Chairman of the Registrant and
                                      Director of North Country Bank and Trust

Ronald G. Ford            49         President & Chief Executive Officer of the
                                      Registrant and North Country
                                      Bank and Trust

Richard B. Demers         37         Chief Operating Officer of the Registrant
                                      and Executive Vice-President of North
                                      Country Bank and Trust

Sherry Littlejohn         36         Executive Vice-President of the Registrant
                                      and Chief Operating Officer of North
                                      Country Bank and Trust

Fred LaMuth               49        Secretary and Treasurer of the Registrant


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



                                    PART II

Item 5. Market for the Registrant's Common Stock and Related Security Holder Matters

On February 8, 1994, the Registrant issued 527,337 shares of common stock in acquiring the Bank of Stephenson. The shares were valued at $12.50 per share for purposes of that transaction. During the third and fourth quarters of 1994, the Registrant offered and sold 324,315 shares of common stock to the public at a per share price of $14.37. During the third and fourth quarters of 1996, the Registrant offered and sold 237,777 shares of common stock to the public at a per share price of $26.67.

There is no active market for the Registrant's common stock, and there is no published information with respect to it's market price. There are occasional direct sales by shareholders of which the Registrant's management is generally aware. It is the understanding of the management of the Registrant that over the last two years the Registrant's common stock has sold at a premium to book value. From January 1, 1995, through December 31, 1996, there were, so far as the Registrant's management knows, approximately 100 sales of shares of the Registrant's common stock, involving a total of approximately 67,500 shares. The price was reported to management in most of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known to be paid was $26.67 per share in the last quarter of 1996, and the lowest price was $14.37 in the first quarter of 1995. To the knowledge of management, the last sale of common stock occurred on March 17, 1997, at a price of $33.00 per share. As of March 1, 1997, there were 1,410 holders of record of the Registrant's common stock.

The following table sets forth the range of high and low sales prices of the Registrant's common stock during 1995 and 1996, based on information made available to management. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.



                           Sales Price per share
                           ---------------------
    1995              High                        Low
---------------      ------                     ------
First Quarter        $17.67                     $14.37
Second Quarter       $19.33                     $17.67
Third Quarter        $19.33                     $19.33
Fourth Quarter       $20.67                     $19.33

                                  Sales Price per share
                                  ---------------------
    1996                     High                        Low
---------------             ------                     ------
First Quarter               $23.33                     $20.67
Second Quarter              $26.00                     $23.33
Third Quarter               $26.67                     $26.00
Fourth Quarter              $26.67                     $26.67


The following table presents cash dividends paid by quarter for 1996 and 1995:


                            1996             1995
                            ----             ----
First Quarter Regular       .087             .073
First Quarter Special       .033             .093
Second Quarter              .090             .077
Third Quarter               .100             .080
Fourth Quarter              .110             .083

Item 6.  Selected Financial Data

For Year Ended December 31,
(In thousands, except per share data)


                                        1996         1995              1994         1993         1992
                                    -----------------------------------------------------------------
                                                              (In thousands)
Interest income                      $28,724      $22,100           $13,798       $7,942       $8,035
Interest expense                      12,674        9,561             6,053        3,543        3,788
                                    --------     --------          --------     --------     --------

Net interest income                   16,050       12,539             7,745        4,399        4,247

Security gains (losses)                   (8)         (19)               75          175          191
Provision for loan losses              2,424          771               330          125          239
Other income                           1,368        1,373             1,037          795          577
Other expenses                        11,609        9,368             6,101        3,715        3,277
                                    --------     --------          --------     --------     --------

Income before tax                      3,377        3,754             2,426        1,529        1,499

Cumulative effect of change
  in accounting for income taxes           0            0                 0           13            0
Applicable income taxes                  543        1,084               458          260          331
                                    --------     --------          --------     --------     --------

Net income                            $2,834       $2,670            $1,968       $1,282       $1,168
                                    ========     ========          ========     ========     ========

Per Share:
Earnings                               $1.30        $1.27             $1.14        $1.05        $0.95
Dividends                               0.42         0.41              0.20         0.49         0.31
Book Value                             13.81        11.87             10.72         8.12         7.57

Ratios based on net income:
Return on average equity                9.15%       11.65%            14.26%       13.33%       13.25%
Return on average assets                0.82%        1.00%             1.01%        1.13%        1.15%
Dividend payout ratio                  32.11%       31.97%            17.77%       46.68%       32.14%
Shareholders' average equity
  as a percent of average assets        8.99%        8.57%             7.11%        8.45%        8.67%

Financial Condition:
Assets                              $367,160     $282,791          $253,098     $117,279     $106,798
Loans                                314,886      221,507           183,168       87,144       73,108
Securities                            17,761       27,056            35,796       17,183       21,107
Deposits                             305,239      244,407           223,436      103,717       94,257
Other borrowings                      20,441       10,087             3,552        2,250        2,000
Shareholder's equity                  32,386       25,006            22,483        9,943        9,260



Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations


HIGHLIGHTS

For First Manistique Corporation ("the Corporation"), 1996 was the third consecutive year of significant growth. During 1996, 1995 and 1994, the Corporation acquired the Bank of Stephenson ("Stephenson"), substantially all of the banking assets and liabilities of Newberry State Bank ("Newberry"), the Rudyard branch of First of America ("Rudyard"), and South Range State Bank ("South Range"). Further, in 1996, 1995 and 1994, the Corporation opened one, four, and one new branches, respectively. At December 31, 1993, the Corporation had total assets of $117.28 million. Total assets increased to $253.10 million during 1994, $282.79 million during 1995, and reached $367.16 million by the end of 1996, an increase of 213% in three years. While the largest portion of this growth, approximately $137 million, came through acquisitions, the remaining $113 million was internally generated. During the same three year time period, outstanding loan balances increased over 261%, to $314.89 million, an even greater rate of growth. Further, on a percentage basis, more loan growth than asset growth was internally generated. Of the total increase in loans of $227.75 million from the end of 1993 to the end of 1996, only $84.85 million, or 37.3% came from the acquisitions. The remaining $142.9 million, or 62.7%, was internally generated.

Earnings have also continued to increase from 1994 to 1996. Net income was $2.83 million, $2.67 million and $1.97 million for 1996, 1995 and 1994. Net income for 1996 was 44% greater than in 1994. Return on average shareholders' equity was 10.12%, 11.25%, and 11.92% for 1996, 1995 and 1994. Earnings per
share have also increased during this three year period. Earnings per share were $1.14 in 1994, $1.27 in 1995, and $1.30 in 1996, an increase of 14% from
1994 to 1996. Earnings per share have not increased as quickly as net income because of the 527,337 shares issued in connection with the acquisition of the Bank of Stephenson , the 324,315 shares issued prior to the cash acquisition of the banking assets and liabilities of Newberry State Bank, and the 256,837 shares issued in 1996, the proceeds of which were used for the retirement of debt incurred in the purchase of South Range State Bank and in the purchase of U.P. Financial, Inc. (discussed below).

A resolution for a 3-for-1 stock split, for shareholders of record on April 29, 1996, was approved by the Board of Directors on April 23, 1996. All share and per share amounts in this report have been retroactively adjusted to reflect the 3-for-1 split.

During 1996, the Corporation's banking subsidiaries changed their names. On August 12, 1996, First Northern Bank and Trust became North Country Bank and Trust, and South Range State Bank became North Country Bank.The Corporation's most significant strength is its lending expertise. The acquisitions to date have been primarily motivated by a desire to obtain access to additional lending markets and to obtain additional retail deposits to finance lending activities. This strategy has continued into 1997, with the acquisition of U.P. Financial, Inc. ("U.P Financial") on February 4, 1997. U.P. Financial owns 100% of the outstanding stock of First National Bank in Ontonagon ("Ontonagon"), a Michigan banking institution. Upon acquisition, the assets of U.P. Financial were merged into North Country Bank, with North Country Bank being the survivor. This acquisition gives the

Corporation a new presence in the far western corner of Michigan's Upper Peninsula. At the date of the acquisition, U.P. Financial had consolidated total assets of $29.76 million, total loans of $20.25 million, and total deposits of $27.44 million.

Growth remains a critical element of the Corporation's strategy and selective bank and branch acquisitions may continue to occur. However, management anticipates the rate of asset growth in the next few years will be somewhat slower than recently experienced. The Corporation's banking offices are currently located exclusively in Michigan's Upper Peninsula, an area which covers a large geographic area and has a low population density. Because of the nature of this market area, the cost of operating the Corporation's banking network is higher than the average for banking companies the same size as the Corporation. Management's primary focus in the near future is to increase the operating efficiency of its banking network by increasing the average deposit level per branch, increasing lending capabilities in each local market, and closely monitoring and controlling operating costs.

FINANCIAL CONDITION

LOANS

Loans represented 85.8% of total assets at the end of 1996 compared to 78.3% of total assets at the end of 1995. The loan to deposit ratio also increased, rising from 90.6% at December 31, 1995 to 103.2% at December 31, 1996. Loans provide the most attractive earning asset yield available to the Corporation and management believes that the trained personnel and controls are in place to successfully manage a growing loan portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Following is a summary of the Corporation's loan balances at December 31, 1996 and 1995 (in thousands):

                                                                      Percent
                                                    1996      1995    Change
                                                  --------  --------  -------

      Commercial real estate                       $65,522   $51,608     27.0
      Commercial, financial and agricultural        76,033    55,445     37.1
      Leases
         Commercial                                 18,974     5,806    226.8
         Governmental                               28,712    18,061     59.0
      1-4 family residential real estate            80,592    58,434     37.9
      Consumer                                      31,156    29,918      4.1
      Construction                                  13,897     2,235    521.8
                                                  --------  --------  -------
         Total                                    $314,886  $221,507     42.2
                                                  ========  ========  =======

The Corporation has five major categories of lending activities. Four categories, commercial real estate, commercial, residential real estate and consumer, are generally with customers in Michigan, primarily in the Upper Peninsula. The fifth major lending line, commercial and governmental leasing, takes place on a nationwide basis. As shown in the table above, the amount of outstanding loans increased in all categories in 1996 when compared to 1995.

Commercial real estate balances increased $13.91 million, or 27.0% during the year. At December 31, 1996, this category accounted for 20.8% of total outstanding loans. The most prominent types of properties financed include hotels, motels and similar properties, which accounted for $31.59 million of the outstanding balance at December 31, 1996. The significant growth in 1996 was a result of the purchase of South Range State Bank.

General commercial lending, consisting of loans to a wide variety of businesses, also increased significantly. Commercial loans outstanding increased $20.6 million. The rate of growth, 37.1%, was only slightly less than the overall growth rate of the lending portfolio. At the end of 1996 this category accounts for almost one-fourth of all outstanding loans. A significant portion of this growth was due to the purchase of South Range State Bank with the remainder a result of management's emphasis on this type of lending. Most of the Corporation's commercial lending customers are in Michigan's Upper Peninsula.

The Corporation finances commercial and governmental leases throughout the country. Over 70% of these leases were acquired from one originator. Management visits this originator twice a year to review their operations and credit controls. The Corporation acquires leases from 3 other originators, and management is working to diversify its sources of lease paper. Management closely reviews the credit quality of each proposed lease before entering into a financing agreement. Such reviews may include visits to major equipment vendors which produce the equipment to be leased or to the lease customers, including governmental organizations. The lease agreements are strictly financing; while the Corporation has access to the underlying equipment as collateral, there is no interest in the residual value of the equipment. As illustrated in the table above, most of the leasing activity is to state and local governmental units, including Native American organizations. Management continues to aggressively pursue leases. The makeup of the lease portfolio has remained substantially the same from 1994 through 1996. Interest income from certain of the governmental leases is exempt from federal income taxes.

Real estate lending on 1-4 family residences consists of just over one-fourth of the Corporation's outstanding loan balances and is the single largest lending category. Most of these loans (68% at December 31, 1996 and 67% at December 31, 1995) are written at interest rates which adjust annually. Such adjustments are generally limited to two percentage points annually and five percentage points over the life of the loan. South Range's traditional residential mortgage loan products were three year balloons. As these loans mature, they are being rewritten as adjustable rate loans. Proportionally fewer of the properties in the Corporation's market area qualify as collateral for loans to be sold in the secondary market than in Michigan in general; accordingly relatively few loans are originated for resale. Loans originated for resale amounted to $6.08 million, $3.28 million and $2.74 million in 1996, 1995 and 1994 as management has looked to expand its activity in the sale of mortgage loans. Servicing on these loans is retained. The servicing portfolio has $11.77 million in loans at December 31, 1996.

The remaining significant loan category ($31.16 million outstanding at December 31, 1996) is consumer lending. This category consists of loans to individuals for a wide variety of purposes. Included are indirect auto loans of $7.2 million, which were acquired from six auto dealers in the Upper Peninsula. Management first began acquiring indirect paper midway through 1994, and less than one million dollars were on the books at the end of that year. In the middle of 1995, Management ceased writing such paper after concluding the yield was not commensurate with the cost and credit risk, particularly when compared to other alternatives. Management has no current plans to re-enter the indirect market.

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

The majority of the increase in net charge-offs shown below is a result of loan losses associated with Bennett Funding Group, Inc. The Corporation was a secured creditor of leases issued to Bennett Funding Group, Inc. ("BFG"), and Aloha Capital Corporation ("ACC"), a subsidiary of BFG. BFG filed Chapter 11 Bankruptcy on March 29, 1996, and ACC filed involuntary bankruptcy in April of 1996. A bankruptcy trustee was appointed on April 19, 1996, and after that date, all payments for creditors of BFG and ACC were seized. The Corporation held leases with BFG totaling $2,792,651 on December 31, 1995. The Corporation subsequently made an additional lease with ACC in the amount of $500,699 during January of 1996. The Corporation held first lien positions on all leases held. This was confirmed when, in June of 1996, the trustee provided a list of creditors identified as those holding double pledged paper and the Corporation was not listed. On October 10, 1996, the Bankruptcy Court approved an agreement which was reached between the Corporation and the trustee. According to the terms of this settlement, the trustee purchased the Corporation's outstanding loans, together with all notes, security agreements, and rights to collateral relating to the same. All other claims or disputes between the trustee and/or BFG and the Corporation were released, waived, or settled. The settlement included the granting of a loan in the amount of $3,682,000 to Resort Funding, Inc. ("RFI"), of which $1,516,000 are new funds. RFI is a subsidiary of BFG which is 100% operated by the trustee. This entity is not in bankruptcy. The primary collateral for this loan is a real estate mortgage interest in a commercial real estate project in South Carolina. The payment stream of the old collateral and RFI pledged properties are additional collateral for this loan. The new loan to RFI closed on November 22, 1996, and the trustee purchased ten of the Corporation's existing loans including all amounts owing thereunder and rights of the Corporation related there to

(including all of the Corporation's rights to collateral for such loans), for the purchase price of $2,166,000. The Corporation will receive interest only for sixty months with a payment of principal due at maturity. The interest rate has been set at 3.00% per annum based on a 365-366 day year for actual days elapsed. There has been a separate settlement agreement for the other two blocks of BFG leases owned by the Corporation. One lease, to Americorp, with a balance of $329,894, has a separate settlement agreement for $.50 per $1.00 of principal collected by the trustee. The entire amount of principal has been charged-off due to anticipated lengthy court delays. This lease was insured by an off-shore insurance company which is being sued by the trustee. The final lease was a separate note to Aloha Capital with an original amount of $500,699. An agreement to settle has been reached for $.65 per $1.00 of outstanding principal. The full amount of principal was charged-off and the Corporation has recovered $147,651 through March 3, 1997. Management anticipates full recovery of it's settlement dollars in all settlements.

The Corporation's success in maintaining credit quality is demonstrated in the following table (dollars in thousands):


                                                    1996       1995      1994
                                                   ------     ------     -----

  Allowance to total loans at end of year            1.46%      1.42%      1.28%

  Net charge-offs (recoveries)                     $1,256       $(16)       $81

  Net charge-offs (recoveries) to average
   outstanding loans                                  .45%      (.01)%      .06%

  Net charge-offs (recoveries) to beginning
   allowance balance                                40.03%       (.7)%     8.84%

  Nonaccrual loans                                      -          -          -

  Loans 90 days or more delinquent
   (excluding nonaccrual loans)                       $68     $1,439       $142


Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that losses inherent in the portfolio are properly recognized. In addition to the input of lending officers, management uses an external loan review contractor to examine large commercial real estate, lease and commercial loan relationships. An internal loan review function is also in place, with a primary objective of reviewing loans below the scope established by management for the external contractor.

The Corporation adopted new accounting guidance for impaired loans in 1995 as described in Notes 1 and 4 to the accompanying consolidated financial statements. The adoption of this change in accounting guidance did not have a material impact.

INVESTMENTS

During 1996, the Corporation's total investments, including interest-bearing deposits in banks, decreased $10.43 million, from $28.73 million to $18.30 million. This decrease was primarily the result of an increase in the Corporation's outstanding loans. Because of the additional yield associated with funds invested in loans (as discussed above), management's desire is to maintain a minimum balance in the investment portfolio. The amount to be maintained will be the minimum which will allow the Corporation to meet it's pledging requirements. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. The Corporation took advantage of the one-time reclassification opportunity permitted by the
Financial Accounting Standards Board and reclassified   virtually all securities
to the available for sale category at the end of 1995. The only securities classified as held to maturity are state and local political subdivision issues from small issuers which have little liquidity, of which there were none at the end of 1996.

DEPOSITS

Deposit growth has been a key element of the Corporation's expansion strategy. Total deposits at December 31, 1996 were $305.24 million, compared to $244.41 million and $223.44 million at the end of 1995 and 1994. The acquisitions of Rudyard and South Range accounted for $41.80 million, or 51.1% of the total increase of $81.85 million from the end of 1994 to the end of 1996. Further, deposits of $26.20 million were held at December 31, 1996 at branches opened during 1994, 1995, and 1996. Deposits over $100,000 consist primarily of stable, governmental balances and balances from retail customers. There were no brokered deposits at December 31, 1996, and Management has no current plans to solicit such deposits.

The Corporation is constantly looking for stable sources of deposits. One innovative approach is the premium-based certificate of deposit program. Customers can elect to receive one of several products in place of cash payments for interest on term certificates. The Corporation offers firearms, golf clubs, diamond jewelry, and grandfather clocks under these programs. The most successful and long-standing of the programs is the firearm program, which is offered to sportsmen nationally. Under this program the Corporation records the cost of the product given as a discount from the face amount of the certificate of deposit and recognizes interest expense on the effective interest method over the life of the certificate. Total certificates of deposits outstanding under this program were $2,162,000 and $986,000 at December 31, 1996 and 1995.

Another nontraditional source of deposits is the Corporation's CANSAVE program. CANSAVE accounts are savings accounts denominated in Canadian dollars. These accounts are offered in the Sault Ste. Marie banking offices and had total balances of $4.11 US million at December 31, 1996. Such accounts are available only to Canadian citizens who are attracted to such accounts due to very low interest rates paid at domestic Canadian banks.

BORROWINGS

As previously discussed, the Corporation's branching network is a relatively high cost network in comparison to peer banking companies. Accordingly, the Corporation has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased to $20.44 million at the end of 1996 from $10.09 million in 1995. At December 31, 1996, $16.08 million of the borrowings were from the Federal Home Loan Bank of Indianapolis. From time-to-time, alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs. Management anticipates that such borrowings will become a more permanent part of the overall funding makeup of the Corporation.

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

RESULTS OF OPERATIONS

SUMMARY

Earnings have continued to increase from 1994 to 1996 as a direct result of the Corporation's asset growth. Net income was $2.83 million, $2.67 million and $1.97 million for 1996, 1995 and 1994. Net income for 1996 was 44.0% greater than in 1994. Earnings per share was $1.30 in 1996, $1.27 in 1995, and $1.14 in 1994, an increase of 14.0% from 1994 to 1996. Earnings per share has not increased as quickly as net income because of the shares issued in connection with the acquisition of Stephenson, shares issued prior to the cash acquisition of the banking assets and liabilities of Newberry, and shares issued to both retire the debt associated with the purchase of South Range and in the purchase of U.P. Financial.

Net interest income is the primary source of earnings growth, increasing to $16.05 million in 1996 from $12.54 million and $7.75 million in 1995 and 1994, for a total two-year increase of 107.1%. Noninterest income did not keep pace with the asset growth. Noninterest income of $1.36 million in 1996 was only 22.5% higher than the 1994 amount of $1.11 million. The increase in noninterest expense to $11.61 million in 1996 from $9.37 million and $6.10 million in 1995 and 1994 exceeded total asset growth. The two-year increase in noninterest expense was 90.3%, compared to total asset growth of 45.1%.

NET INTEREST INCOME

The Corporation's strong lending function is evident in the net interest income measurement. Net interest income as a percentage of total interest income was 55.9%, 56.7% and 56.1% in 1996, 1995 and 1994, respectively. Net interest margin was 5.17%, 5.46% and 4.68% for the same periods.

Interest income from loans represented 93.2% of total interest income in 1996, compared to 90.3% in 1995 and 84.6% in 1994. In all cases, the total amount of interest income and the yield on total earning assets is heavily determined by the results from lending activities. The yield on earning assets was 9.27%, 9.45% and 8.07% in 1996, 1995 and 1994 respectively.

Total interest expense was $12.67 million in 1996, an increase from $9.56 million and $6.05 million in 1995 and 1994, for an increase of 109.4% from 1994 to 1996. While other sources of funding are beginning to become an important part of the Corporation's funding strategy, interest expense on deposits still represented 91.7% of total interest expense in 1996. The yield on interest-bearing liabilities was 4.10%, 4.44% and 3.80% in 1996, 1995 and 1994.

PROVISION FOR LOAN LOSSES

The Corporation maintains the allowance for loan losses at a level considered adequate to cover losses inherent in the portfolio. The Corporation records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors more fully described in Note 1 to the accompanying consolidated financial statements. The increase in the provision for loan losses, to $2,424,480 in 1996 from $771,000 in 1995 and $330,000 in 1994 is primarily a result of settlement and restructuring of loans with the Bennett Funding Group (discussed above) and loan growth.

NONINTEREST INCOME

Noninterest income was $1.36 million, $1.35 million and $1.11 million in 1996, 1995 and 1994. The principal source of noninterest income is service charges on deposit accounts. In 1996 such fees were $.76 million, an 86.6% increase over the amount recorded in 1994. Fees on deposit accounts have not kept pace with overall asset growth since the institutions acquired had lower fee structures than the Corporation. Management has generally maintained the former fee levels for competitive purposes.

NONINTEREST EXPENSE

Noninterest expense has steadily increased from 1994 through 1996. The two-year growth rate was 106.2% for salaries and benefits, and 89.7% for occupancy expense. As expected, these increases were all consistent with the Corporation's asset growth. While the growth was expected, a primary objective of management is to hold the rate of increase in these categories below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.

The application of purchase accounting to the acquisitions described above created two intangible assets, the core deposit intangible and goodwill, which are being amortized as described in the notes to the consolidated financial statements. This expense did not exist prior to the acquisitions. The amortization of acquisition intangibles was $1.16 million in 1996, compared to $.57 million in 1995 and $.19 million in 1994.

Somewhat offsetting the intangible amortization is the decrease in deposit insurance costs. The Corporation qualifies for the lowest risk-based insurance premiums available from the Bank Insurance Fund (BIF) of the Federal Deposit Insurance Corporation (FDIC). Virtually all of the Corporation's deposits are insured by BIF. For 1994, deposit insurance costs were 23 basis points for the Corporation. Effective May 1, 1995, the FDIC reduced the Corporation's insurance rate to 4 basis points. That reduction is evident in the decrease in deposit insurance costs to $.004 million in 1996 compared to $.26 million in 1995, despite continuing increases in insured deposit balances. The rate has been further reduced to zero for the first half of 1997.

FEDERAL INCOME TAXES

The provision for income taxes was 16.1% of income before income tax in 1996, compared to 28.9% in 1995 and 18.9% in 1994. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments. The effective tax rate has decreased from 1995 to 1996 as tax-exempt income has become a larger portion of income before income tax.

INTEREST RATE AND FOREIGN EXCHANGE RATE RISK  MANAGEMENT

Management actively manages the Corporation's interest rate risk. In the relatively low interest rate environment which has been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand, or very short-term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. In general, management tries to write commercial and real estate loans at variable rates or, when forced to offer fixed rates due to competitive pressures, write fixed rate loans for relatively short terms. Conversely, management has attempted to offer deposit products designed to steer depositors to longer periods. Management has generally been successful, with 61.5% of loans repricing within one year and 27.7% of certificates of deposit maturing over one year.

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

Presented below is the Corporation's GAP table at December 31, 1996. Management considers the GAP acceptable.


                                                             GAP Table
                                                        (In thousands)
                                1-90        91-180        181-365        1-2          2-5         Over
                                days         days          days         years        years      5 years      Total
                              -------     ---------     ---------     ---------     -------     -------     -------
INTEREST-EARNING ASSETS
Federal funds sold            $   400                                                                       $   400

Interest-bearing
 deposits in banks                438                   $      97                                               535

Securities and other            3,200     $      50         1,101     $   5,062     $ 1,846     $ 4,015      15,274

Loans                         116,562        22,427        54,553        36,548      52,910      31,886     314,886
                              -------     ---------     ---------     ---------     -------     -------     -------

Total earning assets          120,600        22,477        55,751        41,610      54,756      35,901     331,095

COSTING LIABILITIES
Savings and NOW
 accounts                      72,073         7,322        21,967        36,614                             137,976

Certificates of deposit        33,248        34,612        28,651        22,736      13,575         654     133,476

Repurchase agreements           5,700                                                                         5,700

Other borrowed funds              788         2,300         4,060           908       2,147      10,238      20,441
                              -------     ---------     ---------     ---------     -------     -------     -------

Total costing liabilities     111,809        44,234        54,678        60,258      15,722      10,892     297,593
                              -------     ---------     ---------     ---------     -------     -------     -------

GAP                           $ 8,791     $(21,757)     $   1,073     $(18,648)     $39,034     $25,009     $33,502
                              =======     =========     =========     =========     =======     =======     =======

Cumulative GAP                $ 8,791     $(12,966)     $(11,893)     $(30,541)     $ 8,493     $33,502     $33,502
                              =======     =========     =========     =========     =======     =======     =======



The Corporation provides foreign exchange services, primarily in its banking offices in Sault Ste. Marie. Income from exchange activities during 1996 was approximately $112,000. The Corporation conducts other business in Canadian dollars, including the deposit program described above and lending activities. Further, the Corporation maintains currency balances and investments in Canadian dollars.

Maintaining assets and liabilities in Canadian dollars exposes the Corporation to foreign exchange risk. The Corporation has adopted detail policies regarding this exposure. The policy requires the purchase or sale of foreign exchange futures contracts to hedge the net mismatch in Canadian denominated assets and liabilities. The policy generally requires management to maintain the foreign exchange exposure to a $100,000 mismatch, including futures contracts (contracts are traded in $100,000 increments). Management uses an outside consultant to assist in managing the risk. At December 31, 1996 the Corporation held $5.26 million in Canadian assets and $5.63 million in Canadian liabilities. The net exposure was substantially hedged with futures contracts.

CAPITAL

It is the policy of the Corporation to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. Capital formation has been key to the Corporation's growth. During 1996, the Corporation raised $5.68 million in capital through the issuance of common stock. Net income exceeded cash dividends by $1.92 million in 1996 and $1.82 million in 1995. In addition, in 1996 and 1995, $254,000 and $48,600 of the cash dividends were reinvested in the Corporation through the new dividend reinvestment program. The issuance of shares, retained income, and the dividend reinvestment program served to increase shareholder's equity, and regulatory capital, by $9.90 million between the end of 1994 and December 31, 1996. Management believes that significant demand for the Corporation's common stock exists in its market area, and that the capital required to take advantage of expansion opportunities is available in the local market, to the extent that such capital cannot be internally generated.

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

Presented below is a summary of the Corporation's consolidated capital position in comparison to regulatory requirements:

                                                         Tier 1 Risk       Total Risk
                                            Leverage    Based Capital    Based Capital
                                              Ratio          Ratio           Ratio
                                            --------    -------------    -------------
Regulatory minimum                             4.00%            4.00%            8.00%

Regulatory designation as well capitalized     5.00%            6.00%           10.00%

The Corporation:
        December 31, 1996                      7.63%           10.01%           11.27%
        December 31, 1995                      7.64%           10.33%           11.58%



ISSUED BUT NOT YET ADOPTED ACCOUNTING POLICIES

See Note 19 to the accompanying consolidated financial statements for a discussion of accounting pronouncements issued by the Financial Accounting Standards Board which the Corporation is not required to implement until periods subsequent to December 31, 1996.

IMPACT OF INFLATION AND CHANGING PRICES

The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities tends to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.


Item 8.  Financial Statements and Supplementary Data


                         FIRST MANISTIQUE CORPORATION
                             Manistique, Michigan

                      CONSOLIDATED FINANCIAL STATEMENTS
                              December 31, 1996


                                   CONTENTS








REPORT OF INDEPENDENT AUDITORS ................................... 11


CONSOLIDATED FINANCIAL STATEMENTS

  CONSOLIDATED BALANCE SHEETS .................................... 12

  CONSOLIDATED STATEMENTS OF INCOME .............................. 13

  CONSOLIDATED STATEMENTS OF SHAREHOLDERS'  EQUITY ............... 14

  CONSOLIDATED STATEMENTS OF CASH FLOWS .......................... 15

  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS ..................... 17

                        REPORT OF INDEPENDENT AUDITORS



Board of Directors and Shareholders
First Manistique Corporation
Manistique, Michigan


We have audited the accompanying consolidated balance sheets of First Manistique Corporation as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements of First Manistique Corporation for the year ended December 31, 1994 were audited by other auditors whose report dated March 10, 1995, expressed an unqualified opinion on those statements and noted that the Corporation changed its method of accounting for securities in 1994.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of First Manistique Corporation as of December 31, 1996 and 1995 and the results of its operations and its cash flows for the years then ended in conformity with generally accepted accounting principles.






                                               Crowe, Chizek and Company LLP
Grand Rapids, Michigan
February 14, 1997

                          FIRST MANISTIQUE CORPORATION
                          CONSOLIDATED BALANCE SHEETS
                           December 31, 1996 and 1995




                                                                  1996          1995
                                                              ------------  ------------
ASSETS
   Cash and due from banks                                    $ 11,764,481  $ 10,492,357
   Federal funds sold                                              400,000     4,000,000
                                                              ------------  ------------
       Total cash and cash equivalents                          12,164,481    14,492,357
   Interest-bearing deposits with banks                            534,622     1,678,080
   Securities available for sale                                17,760,958    26,220,378
   Securities held to maturity (fair value of
     $836,753)                                                           -       835,049
   Loans, net of allowance for loan losses                     310,295,356   218,370,095
   Premises and equipment, net                                  14,476,300    11,787,365
   Accrued interest receivable                                   2,554,696     2,194,968
   Acquisition intangibles                                       5,252,166     4,261,255
   Other assets                                                  4,121,414     2,951,827
                                                              ------------  ------------

       Total assets                                           $367,159,993  $282,791,374
                                                              ============  ============

LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
       Noninterest-bearing                                    $ 33,786,485  $ 27,674,414
       Interest-bearing                                        271,452,091   216,732,281
                                                              ------------  ------------
                                                               305,238,576   244,406,695
   Federal funds purchased and securities sold
     under agreements to repurchase                              5,700,000       700,000
   Other borrowings                                             20,440,779    10,087,735
   Accrued expenses and other liabilities                        3,395,076     2,590,067
                                                              ------------  ------------
       Total liabilities                                       334,774,431   257,784,497

   Shareholders' equity
       Common stock, no par value, 6,000,000 shares
        authorized; outstanding:  2,363,734 in 1996 and
        2,106,897 in 1995                                       18,879,454    13,195,269
       Retained earnings                                        13,755,636    11,831,455
       Unrealized loss on securities available for sale, net     (249,528)      (19,847)
                                                              ------------  ------------
           Total shareholders' equity                           32,385,562    25,006,877
                                                              ------------  ------------

               Total liabilities and shareholders' equity     $367,159,993  $282,791,374
                                                              ============  ============



          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
                       CONSOLIDATED STATEMENTS OF INCOME
                  Years ended December 31, 1996, 1995 and 1994



                                                1996         1995         1994
                                             -----------  -----------  -----------
Interest income
    Loans, including fees                    $26,785,141  $19,966,340  $11,667,088
    Taxable securities                         1,421,952    1,397,953    1,625,314
    Non-taxable securities                        79,637      128,776      284,881
    Other                                        437,396      606,906      221,266
                                             -----------  -----------  -----------
        Total interest income                 28,724,126   22,099,975   13,798,549

Interest expense
    Deposits                                  11,624,510    9,136,243    5,748,404
    Other borrowed funds                       1,049,575      425,105      304,997
                                             -----------  -----------  -----------
        Total interest expense                12,674,085    9,561,348    6,053,401
                                             -----------  -----------  -----------

NET INTEREST INCOME                           16,050,041   12,538,627    7,745,148

Provision for loan losses                      2,424,480      771,000      330,000
                                             -----------  -----------  -----------

NET INTEREST INCOME AFTER PROVISION
FOR LOAN LOSSES                               13,625,561   11,767,627    7,415,148

Noninterest income
    Service charges on deposit accounts          757,909      562,806      406,262
    Net gains on sales of loans                   45,173            -            -
    Net realized gains (losses) on sales of
     available for sale securities               (7,899)     (19,083)       75,438
    Other noninterest income                     565,270      810,371      630,597
                                             -----------  -----------  -----------
        Total other noninterest income         1,360,453    1,354,094    1,112,297

Noninterest expenses
    Salaries and employee benefits             5,130,808    4,049,844    2,488,694
    Occupancy expense                          1,921,540    1,609,740    1,012,823
    Other noninterest income                   4,556,182    3,707,929    2,600,386
                                             -----------  -----------  -----------
        Total other noninterest expenses      11,608,530    9,367,513    6,101,903
                                             -----------  -----------  -----------

INCOME BEFORE INCOME TAXES                     3,377,484    3,754,208    2,425,542

Provision for income taxes                       543,300    1,083,893      458,000
                                             -----------  -----------  -----------

NET INCOME                                   $ 2,834,184  $ 2,670,315  $ 1,967,542
                                             ===========  ===========  ===========

Net income per share                         $      1.30  $      1.27  $      1.14
                                             ===========  ===========  ===========

Average common shares outstanding              2,181,626    2,099,880    1,727,130
                                             ===========  ===========  ===========



          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                  Years ended December 31, 1996, 1995 and 1994





                                                                         Unrealized
                                                                         Gain (Loss)
                                   Shares of                            on Securities     Total
                                    Common      Common      Retained      Available      Share-
                                     Stock       Stock      Earnings    for Sale, Net   holders'
                                   ---------  -----------  -----------  -------------  -----------

BALANCE AT JANUARY 1, 1994         1,224,000   $1,546,565   $8,396,877     $           $ 9,943,442

Effect of initial application of
 SFAS No. 115 at January 1, 1994                                             100,075       100,075
Net income                                                   1,967,542                   1,967,542
Shares issued in the acquisition
 of the Bank of Stephenson           527,337    6,591,712                                6,591,712
Issuance of common stock             346,635    4,911,284                                4,911,284
Cash dividends ($.20 per share)                               (349,575)                   (349,575)
Purchase of outstanding shares          (900)     (12,265)                                 (12,265)
Change in unrealized gain (loss)
 on securities available for sale                                           (668,788)     (668,788)
                                   ---------  -----------  -----------     ----------  -----------

BALANCE AT DECEMBER 31, 1994       2,097,072   13,037,296   10,014,844      (568,713)   22,483,427

Net income                                                   2,670,315                   2,670,315
Cash dividends ($.41 per share)                               (853,704)                   (853,704)
Issuance of common stock               9,825      157,973                                  157,973
Change in unrealized gain (loss)
 on securities available for sale                                            548,866       548,866
                                   ---------  -----------  -----------     ----------  -----------

BALANCE AT DECEMBER 31, 1995       2,106,897   13,195,269   11,831,455       (19,847)   25,006,877

Net income                                                   2,834,184                   2,834,184
Cash dividends ($.42 per share)                               (910,003)                   (910,003)
Issuance of common stock             256,837    5,684,185                                5,684,185
Change in unrealized gain (loss)
 on securities available for sale                                           (229,681)     (229,681)
                                   ---------  -----------  -----------     ----------  -----------


BALANCE AT DECEMBER 31, 1996       2,363,734  $18,879,454  $13,755,636     $(249,528)  $32,385,562
                                   =========  ===========  ===========     ==========  ===========




          See accompanying notes to consolidated financial statements.

                          FIRST MANISTIQUE CORPORATION
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years ended December 31, 1996, 1995 and 1994





                                                       1996          1995          1994
                                                   ------------  ------------  ------------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                        $2,834,184    $2,670,315    $1,967,542
   Adjustments to reconcile net income
    to net cash from operating activities
       Provision for loan losses                      2,424,480       771,000       330,000
       Deferred taxes                                 (404,200)       325,650     (169,300)
       Depreciation                                   1,436,612       816,720       565,075
       Amortization                                     996,857       640,365       374,991
       Proceeds from sales of mortgage loans          6,121,420     3,307,457     2,773,213
       Origination of mortgage loans for sale       (6,076,247)   (3,275,010)   (2,742,021)
       (Gains) losses on sales of
           Loans held for sale                         (45,173)      (32,447)      (31,192)
           Securities available for sale                  7,899        19,083      (75,438)
           Premises and equipment                        10,000      (29,050)      (19,584)
       Changes in
           Interest receivable and other assets       (699,274)       587,322     (827,996)
           Interest payable and other liabilities       316,778     (662,220)       558,073
                                                   ------------  ------------  ------------
              Net cash from operating
                activities                            6,923,336     5,139,185     2,703,363

CASH FLOWS FROM INVESTING ACTIVITIES
   Net change in interest-bearing deposits
    with banks                                        2,231,458       743,829   (2,226,909)
   Purchases of securities available for sale       (9,220,825)   (6,114,932)   (4,563,979)
   Purchases of securities held to maturity                   -     (500,000)   (7,677,780)
   Proceeds from sale of securities
    available for sale                               11,542,876    10,821,380     9,199,024
   Proceeds from maturities, calls, or
    paydowns of securities available for sale         9,224,050     3,702,740     6,391,486
   Proceeds from maturity and calls of
    securities held to maturity                         835,049     1,495,677     1,301,563
   Net increase in loans                           (67,589,084)  (38,338,850)  (60,287,160)
   Purchase of other assets                                   -             -   (2,490,000)
   Proceeds from sale of premises
    and equipment                                        69,000       153,976      (33,267)
   Purchase of premises and equipment               (2,795,067)   (2,811,612)   (4,632,129)
   Net cash provided from acquisitions                  723,993     8,006,430     2,915,646
                                                   ------------  ------------  ------------
       Net cash from investing activities          (54,978,550)  (22,841,362)  (62,103,505)




                                  (Continued)

                          FIRST MANISTIQUE CORPORATION
               CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years ended December 31, 1996, 1995 and 1994



                                                      1996         1995          1994
                                                  ------------  -----------  ------------
CASH FLOWS FROM FINANCING ACTIVITIES
    Net increase in deposits                       $27,962,963  $12,035,652   $61,085,578
    Proceeds from notes payable                     13,200,000    6,634,125     1,315,875
    Payment on notes payable                       (5,209,807)     (98,921)      (20,344)
    Net increase in federal funds purchased
     and securities sold under agreements to
     repurchase                                      5,000,000            -             -
    Proceeds from issuance of common stock           5,684,185      157,973     4,911,284
    Repurchase of common stock                               -            -      (12,265)
    Payment of dividends                             (910,003)    (853,704)     (542,697)
                                                  ------------  -----------  ------------
        Net cash from investing activities          45,727,338   17,875,125    66,737,431
                                                  ------------  -----------  ------------

Changes in cash and cash equivalents               (2,327,876)      172,948     7,337,289

Cash and cash equivalents at
 beginning of year                                  14,492,357   14,319,409     6,982,120
                                                  ------------  -----------  ------------

CASH AND CASH EQUIVALENTS AT
 END OF YEAR                                       $12,164,481  $14,492,357   $14,319,409
                                                  ============  ===========  ============

Interest paid                                      $12,547,840   $9,212,594    $5,783,912
Income taxes paid                                    1,214,508    1,397,394       521,000

Supplemental disclosure of noncash investing
 activities
    Transfer from securities held to maturity
     to securities available for sale (Note 3)               -   11,944,338             -
    Transfer of foreclosures from loans
     to other real estate owned                                      16,623
    Fair value of shares exchanged for Bank
     acquisition                                             -            -     6,591,712
    Issuance of notes payable to South Range
     State Bank's former shareholders                2,362,851            -             -

Assets and liabilities acquired in acquisitions
 (Note 2)
    Interest-bearing deposits                        1,088,000            -             -
    Premises and equipment                           1,409,480      439,310     1,360,778
    Acquisitions intangibles                         1,584,000      514,902     4,175,000
    Other assets and accrued interest receivable       673,454       11,994       647,775
    Loans, net                                      26,760,657            -    34,633,411
    Securities                                       3,800,350            -    24,846,498
    Deposits                                      (32,868,918)  (8,935,477)  (59,332,539)
    Other liabilities and accrued
     interest payable                                (808,165)     (37,159)   (2,654,857)

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation and Nature of Operations: The consolidated financial statements include the accounts of First Manistique Corporation ("Corporation") and its wholly-owned subsidiaries, North Country Bank & Trust, North Country Bank (collectively "Banks"), Rural Relending, and other minor subsidiaries, after elimination of intercompany transactions and accounts. The Corporation's and the Banks' revenues, operating income, and assets are primarily from the banking industry. Rural Relending is in the business of generating loans for commercial entities. Loan customers are mainly located in Michigan's Upper Peninsula. In addition, a significant portion of its commercial loan portfolio consists of leases to commercial and government entities which are secured by equipment and vehicles. These leases are dispersed geographically throughout the country.

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

Cash Flow Reporting: Cash and cash equivalents are defined as cash and due from banks and federal funds sold. Net cash flows are reported for customer loan and deposit transactions and interest bearing deposits with other banks.

Securities: Securities are classified as held to maturity and carried at amortized cost when management has the positive intent and ability to hold them to maturity. Securities are classified as available for sale when they might be sold before maturity. Securities available for sale are carried at fair value, with unrealized holding gains and losses reported separately in shareholders' equity, net of tax. Securities are written down to fair value with a charge to expense when a decline in fair value is deemed other than temporary.

Premiums and discounts on securities are recognized in interest income using the interest method over the estimated life of the security. Gains and losses on the sale of securities are determined using the specific identification method.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans: Loans for which management has the intent and the Corporation has the ability to hold for the foreseeable future or until payoff are stated at unpaid principal balances, less the allowance for loan losses, and net of deferred loan origination fees, costs and discounts. Loans for which management does not have the intent to hold until payoff are stated at the lower of cost or fair value and recorded as loans held for sale.

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

In May 1993, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 114, Accounting by Creditors for Impairment of a Loan (SFAS No. 114), as later amended by SFAS No. 118. These Standards, adopted by the Corporation at January 1, 1995, require that impaired loans, as defined, be measured based on the present value of expected cash flows discounted at the loan's effective interest rate or, as a practical expedient, at the loan's observable market price or at the fair value of collateral if the loan is collateral dependent. Under these standards, loans considered to be impaired are reduced to the present value of expected future cash flows or to the fair value of collateral, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increase is reported as additional provision for loan losses. The effect of adopting SFAS Nos. 114 and 118 did not have a significant impact on the consolidated financial position or results of operations of the Corporation in 1995.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Loans are evaluated individually for impairment. Management uses the Corporation's normal credit analysis information, including delinquency reports, non-accrual listings and the watch list, to identify loans which should be evaluated for impairment. A loan is considered impaired when management concludes it is probable that the borrower will not remit payments in accordance with the terms of the agreement. Loans, or portions thereof, are charged off when deemed uncollectible. The nature of disclosures for impaired loans is considered generally comparable to prior nonaccrual, past due, trouble debt restructurings and nonperforming asset disclosures.

Interest Income: Interest on loans is accrued over the term of the loans based upon the principal outstanding. Management reviews loans delinquent 90 days or more to determine if interest accrual should be discontinued based on the estimated fair market value of the collateral on a present value basis, or the present value of estimated future cash flows. Under SFAS No. 114, as amended by SFAS No. 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows, and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are reported as reductions or increases in the provision for loan losses.

Foreclosed Real Estate: Real estate properties acquired through, or in lieu of, loan foreclosure are initially recorded at fair value at the date of foreclosure establishing a new cost basis. After foreclosure, valuations are periodically performed by management and the real estate is carried at the lower of cost or fair value minus estimated costs to sell.

Premises and Equipment. Asset cost is reported net of accumulated depreciation. Depreciation expense is calculated on the straight-line method over asset useful lives.

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

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Federal Income Taxes: The Corporation records income tax expense based on the amount of taxes due on its income tax return plus the change in deferred taxes computed based on differences between the financial statement and tax bases of assets and liabilities using enacted tax rates. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Earnings Per Share: Earnings per share is calculated on the weighted average number of common shares outstanding during the year, retroactively adjusted to give effect to all stock splits. A 3 for 1 stock split occurred on April 29, 1996.

Reclassifications: Certain prior year amounts have been reclassified to conform to the current year's presentation.


NOTE 2 - ACQUISITIONS AND SUBSEQUENT EVENT

Since early 1994, the Corporation has completed five acquisitions which have resulted in significant asset and earnings growth. The acquisitions have or will be accounted for under the purchase method of accounting. Accordingly, for those completed before December 31, 1996, the assets, liabilities, and results of operations are included in the Corporation's consolidated financial statements as of, and subsequent to, the acquisition date. The acquisition of South Range State Bank occurred on January 31, 1996 and is not reflected in the accompanying consolidated financial statements for the year ended December 31, 1995 or 1994, and the acquisition of U.P. Financial, Inc. occurred on February 4, 1997 and is not reflected in the accompanying consolidated financial statements. Following is a summary of the acquisitions. Note 6 provides information regarding acquisition intangibles and the amortization thereof. Additional information regarding assets acquired and liabilities assumed is presented supplementally on the accompanying consolidated statements of cash flows.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994



NOTE 2 - ACQUISITIONS AND SUBSEQUENT EVENT (Continued)




                                                                                                  Assets
                                                                                                 Acquired            Resulting
     Date of                                                              Acquisition            (excludes          Acquisition
   Acquisition                        Transaction                            Cost               intangibles)        Intangibles
   -----------                        -----------                         -----------           -----------         -----------
                                                                                          (dollars in thousands)
February 8, 1994             Acquired 100% of the outstanding
                             stock of Bank of Stephenson in
                             exchange for cash ($4.49 million) and
                             common stock (527,337 shares)                 $   11,084            $  70,000           $   1,584

December 8, 1994             Acquired a substantial portion of the
                             banking assets and assumed a
                             substantial portion of the banking
                             liabilities of Newberry State Bank in
                             exchange for cash                                  4,150               22,000               2,591

September 15, 1995           Acquired the fixed assets and assumed
                             the deposits of the Rudyard branch of
                             First of America in exchange for cash                769                8,935                 515

January 31, 1996             Acquired 100% of the outstanding
                             stock of South Range State Bank in
                             exchange for cash and notes (see note 8)           4,310               35,623               1,584

February 4, 1997             Acquired 100% of the outstanding
                             stock of U.P. Financial, Inc. in
                             exchange for cash                                  4,298               29,763               2,219


Following is unaudited, proforma information regarding the acquisition of the Bank of Stephenson, assuming the Bank had been acquired January 1, 1994:

                                                                1994
                                                                ----
   Total revenues                                           $15,446,435
   Net income                                                 1,998,467
   Net income per share                                            1.12

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 2 - ACQUISITIONS AND SUBSEQUENT (Continued)

Following is unaudited, proforma information regarding the acquisition of South Range State Bank, assuming the Bank had been acquired January 1, 1995:


                                                  1996                1995
                                               ----------          ----------

Total revenues                                 $30,357,729         $26,558,001
Net income                                       2,863,729           2,849,122
Net income per share                                  1.31                1.36


NOTE 3 - SECURITIES

Year-end securities were as follows:


                                                               Gross               Gross
                                                 Amortized   Unrealized          Unrealized        Fair
                                                   Cost         Gains              Losses          Value
                                              -------------  ----------          ----------   -------------
Available for sale - 1996
    U.S. Treasury and federal agency            $12,900,000  $    1,719          $  332,872   $  12,568,847
    Mortgage backed                                 571,370         357               8,542         563,185
    State and political subdivisions                942,414           -              25,077         917,337
    Other                                         3,724,104           -              12,515       3,711,589
                                              -------------  ----------          ----------   -------------

                                              $  18,137,888  $    2,076          $  379,006   $  17,760,958
                                              =============  ==========          ==========   =============

Available for sale - 1995
    U.S. Treasury and federal agency          $  20,949,728  $   20,454          $   70,878   $  20,899,304
    State and political subdivisions                477,035       4,239                 751         480,523
    Other                                         4,822,543      24,430               6,422       4,840,551
                                              -------------  ----------          ----------   -------------
                                              $  26,249,306  $   49,123          $   78,051   $  26,220,378
                                              =============  ==========          ==========   =============

Held to maturity - 1995
    State and political subdivisions          $     835,049  $    1,964          $      260   $     836,753
                                              =============  ==========          ==========   =============

Sales of available for sale securities were:

<Caption
                                                               1996                1995            1994
                                                          -------------       -------------    ------------
    Gross proceeds                                        $  11,542,876       $  10,821,380    $  9,199,024
    Gross gains                                                  30,905              14,942         126,337
    Gross losses                                                 38,804              34,025          50,899

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 3 - SECURITIES (Continued)

The amortized cost and estimated fair value of securities available for sale at December 31, 1996, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without penalties.

                                            Amortized      Fair
                                              Cost         Value
                                           -----------  -----------

   Due in one year or less                  $4,615,452   $4,526,778
   Due after one year through
    five years                               1,566,330    1,558,535
   Due after five years through
    ten years                                6,161,386    6,086,276
   Due after ten years                       3,022,550    2,825,384
   Mortgage backed securities                  571,370      563,185
   Equity securities                         2,200,800    2,200,800
                                           -----------  -----------

                                           $18,137,888  $17,760,958
                                           ===========  ===========


The carrying value of securities pledged to secure public deposits, treasury deposits and repurchase agreements was $3,447,954 as of December 31, 1996 and $2,278,048 as of December 31, 1995.

During 1995, securities with an amortized cost of $11,944,338 and a fair value of $11,876,979 were reclassified from held to maturity to available for sale based on new interpretations issued for SFAS No. 115.


NOTE 4 - LOANS

Loans presented in the consolidated balance sheet are comprised of the following classifications:


                                                    1996          1995
                                                ------------  ------------
     Loans:
        Commercial, financial and agricultural  $141,555,454  $107,054,057
        Commercial leases                         47,686,000    23,867,000
        1-4 family residential real estate        80,591,780    58,433,457
        Consumer                                  31,156,222    29,917,866
        Construction                              13,896,838     2,235,030
                                                ------------  ------------
                                                 314,886,294   221,507,410
     Less:  Allowance for loan losses              4,590,938     3,137,315
                                                ------------  ------------

                                                $310,295,356  $218,370,095
                                                ============  ============

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 4 - LOANS (Continued)

Activity in the allowance for loan losses for the years ending December 31 are summarized as follows:


                                                                      1996              1995              1994
                                                                -------------      ------------      ------------

  Balance at beginning of year                                  $   3,137,315      $  2,349,957      $    916,633
      Add:
        Allowance from acquisitions                                   285,000                 -         1,184,666
        Provision for loan losses                                   2,424,480           771,000           330,000
        Loan recoveries                                               121,890           456,702           193,660
        Loans charged off                                          (1,377,747)         (440,344)         (275,002)
                                                                -------------      ------------      ------------

  Balance at end of year                                        $   4,590,938      $  3,137,315      $  2,349,957
                                                                =============      ============      ============

Information regarding impaired loans was as follows:
                                                                                       1996              1995
                                                                                   ------------      ------------

  Year-end loans with no allowance for loan losses allocated                      $    805,454      $     22,548
   Year-end loans with allowance for loan losses allocated                            3,681,429           548,299
   Amount of the allowance allocated                                                    467,877           200,000

   Average investment in impaired loans during year                                $  2,914,955      $    659,412
   Interest income recognized during impairment                                          99,215            40,856
   Cash-basis interest income recognized                                                 98,098            40,856


Included in the loan portfolio are loans made to certain executive officers, directors, principal shareholders and companies in which they have an interest. The following is a summary of such loans:


    Balance - January 1, 1996                    $   6,603,202
        New loans                                   10,911,773
        Repayments                                  (2,569,984)
        Other changes                                1,007,076
                                                 -------------

    Balance - December 31, 1996                  $  15,952,067
                                                 =============

Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994


NOTE 5 - BANK PREMISES AND EQUIPMENT

Bank premises and equipment as of December 31 consist of the following:


                                                1996         1995
                                             -----------  -----------

          Land                                $1,626,692   $1,104,692
          Buildings and improvements          10,864,584    9,159,250
          Furniture, fixtures and equipment    6,607,982    4,659,299
                                             -----------  -----------
                                              19,099,258   14,923,241
          Allowance for depreciation          (4,622,958)  (3,135,876)
                                             -----------  -----------
                                             $14,476,300  $11,787,365
                                             ===========  ===========



NOTE 6 - ACQUISITION INTANGIBLES

Intangible assets, which were principally acquired through the acquisitions described in Note 2, consist of the following as of December 31:


                                               1996        1995
                                            ----------  ----------

             Goodwill                       $2,410,192  $1,403,232
             Core deposit intangible         4,004,194   3,427,023
                                            ----------  ----------
                                             6,414,386   4,830,255
             Less accumulated amortization   1,162,220     569,000
                                            ----------  ----------
                                            $5,252,166  $4,261,255
                                            ==========  ==========


Amortization expense related to the acquisition intangibles was $593,220, $378,381, and $177,638 for December 31, 1996, 1995 and 1994.


NOTE 7 - INTEREST-BEARING DEPOSITS

The following is an analysis of interest-bearing deposits as of December 31:




                                                        1996          1995
                                                  --------------  ------------

Savings and interest-bearing checking               $151,936,198  $118,956,109
Time: In denominations under $100,000                 97,665,713    82,752,399
      In denominations of $100,000 or more            21,850,180    15,023,773
                                                  --------------  ------------

                                                    $271,452,091  $216,732,281
                                                  ==============  ============

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994



NOTE 7 - INTEREST-BEARING DEPOSITS (Continued)

At December 31, 1996, scheduled maturities of the Bank's time deposits are as follows:

             1997                         $    87,864,892
             1998                              20,747,856
             1999                               7,341,020
             2000                               2,226,132
             2001                                 682,138
             Thereafter                           653,855
                                          ---------------

                                          $   119,515,893
                                          ===============


NOTE 8 - OTHER BORROWINGS

Other borrowings consist of the following at December 31:


Federal Home Loan Bank                                             1996                 1995
----------------------                                       ---------------      --------------
   Adjustable rate advance, maturing November 21, 1996:
     5.65% interest rate at December 31, 1995, adjusting
     period is semi-annually.                                $             -      $    2,000,000

   Adjustable rate advance, maturing November 24, 1997:
    5.47% interest rate at December 31, 1996, adjusting
    period is quarterly.                                           4,000,000                   -

   Fixed-rate advance at 5.61%, maturing April 20, 1997.           1,300,000                   -

   Fixed-rate advance at 5.79%, maturing June 2, 1997.             1,000,000           1,000,000

   Fixed-rate advance at 6.13%, maturing June 2, 2000.             1,000,000           1,000,000

   Fixed-rate advance at 5.86%, maturing December 15, 2003.          184,129             213,907

   Fixed-rate advance at 7.37%, maturing April 15, 2004.             215,359             237,440

   Fixed-rate advance at 7.59%, maturing May 17, 2004.               379,212             436,388

   Fixed-rate advance at 6.5%, maturing October 17, 2005.          2,999,215           3,200,000

   Fixed-rate advance at 7.06%, maturing May 15, 2006.             5,000,000                   -
                                                             ---------------      --------------
                                                                  16,077,915           8,087,735


                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994



NOTE 8 - OTHER BORROWINGS (Continued)

                                                                     1996           1995
                                                                     ----           ----
Farmers Home Administration
  $2,000,000 fixed-rate line agreement with Farmers
  Home Administration maturing August 24, 2024:
  interest payable at 1%                                        $  2,000,013   $  2,000,000

Other borrowings
  Variable rate note payable to South Range State Bank's
  former stockholders, maturing in three equal annual
  installments beginning February 1, 1997: 5.04% interest
  rate at December 31, 1996.                                       2,362,851              -
                                                                ------------   ------------
                                                                $ 20,440,779   $ 10,087,735
                                                                ============   ============


Maturities of other borrowings outstanding at December 31, 1996 are as follows:

             1997                              $   8,655,178
             1998                                  1,381,915
             1999                                  1,413,254
             2000                                    661,798
             2001                                    703,037
             Thereafter                            7,625,597
                                               -------------

                                               $  20,440,779
                                               =============


The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Corporation's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1996. The Farmers Home Administration borrowing is collateralized by loans totaling $1,874,000, originated and held by the Corporation's wholly-owned subsidiary, Rural Relending, and guaranteed by the Corporation.


NOTE 9 - INCOME TAXES

The components of federal income taxes attributable to continuing operations for 1996, 1995 and 1994 are as follows:

                              1996        1995       1994
                            ---------  ----------  ---------

      Current tax expense    $947,500  $1,409,543   $627,300
      Deferred tax benefit  (404,200)   (325,650)  (169,300)
                            ---------  ----------  ---------

                             $543,300  $1,083,893   $458,000
                            =========  ==========  =========

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 9 - INCOME TAXES (Continued)

The tax effects of temporary differences that give rise to deferred tax assets and deferred tax liabilities at December 31, are as follows:


                                                           1996       1995
                                                        ----------  --------
   Deferred tax assets
      Allowance for loan loss                           $1,368,268  $689,982
      Nonaccrual loan interest                                   -     9,957
      Deferred compensation                                258,390   171,533
      Unrealized loss on securities available for sale     127,402     9,081
                                                        ----------  --------
                                                         1,754,060   880,553
   Deferred tax liabilities
      Bank premises and equipment                          235,476   384,308
      Core deposit intangible                              918,120   418,302
                                                        ----------  --------

   Net deferred tax asset                                 $600,464   $77,943
                                                        ==========  ========


A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefits related to such assets will not be realized. Management has determined that no such allowance was required at December 31, 1996 or 1995.

The reasons for the difference between income tax expense and the amount computed by applying the statutory federal income tax rate to income before tax are as follows:


                                            1996        1995       1994
                                         ----------  ----------  ---------
     Federal income tax computed at the
      statutory rate of 34%              $1,148,345  $1,276,431   $824,684
     Add (deduct) effect of:
        Tax-exempt interest income        (539,365)   (372,381)  (363,978)
        Other items, net                   (65,680)     179,843    (2,706)
                                         ----------  ----------  ---------
                                           $543,300  $1,083,893   $458,000
                                         ==========  ==========  =========

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 10- FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

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

The Corporation has the following fixed and variable rate commitments outstanding at December 31 (in thousands):


                                            1996              1995
                                      ----------------  ----------------
                                      Fixed   Variable  Fixed   Variable
                                      ------  --------  ------  --------

       Outstanding letters of credit  $    -  $  2,377  $    -  $  1,288
       Unused lines of credit          4,192    20,029   3,474     8,556
       Loan commitments outstanding        -     7,185       -     6,882
                                      ------  --------  ------  --------
                                      $4,192  $ 29,591  $3,474  $ 16,726
                                      ======  ========  ======  ========


Fixed rates on unused lines of credit range from 9.00% to 18.00% at December 31, 1996.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits and other items.


NOTE 11 - DEFERRED COMPENSATION PLAN

As an incentive to retain key members of management and directors, the Corporation has a deferred compensation plan. Benefits are based on the number of years the key members have served in the Corporation. A liability is recorded on a present value basis and discounted using current market rates. This liability may change depending upon changes in long-term interest rates. Deferred compensation expense included in salaries and wages was approximately $56,450, $89,955 and $82,284 for 1996, 1995 and 1994. The liability at
December 31, 1996 and 1995, for vested benefits was $726,528 and $471,075. It is anticipated that the death benefits received from the life insurance policies on the plan's participants will reimburse the Corporation for the obligations under the plan. The cash surrender value of these policies was $1,105,633 and $689,918 at December 31, 1996 and 1995, and is included in other assets in the accompanying financial statements.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 12 - PROFIT SHARING AND EMPLOYEE STOCK OWNERSHIP PLAN

The Corporation has established a 401(k) profit sharing and deferred compensation plan. Employees who have completed one year of service and attained the age of 18 are eligible to participate in the plan. Eligible employees can elect to have a portion, not to exceed 15%, of their annual compensation paid into the plan. In addition, the Corporation may make discretionary contributions into the plan. The total discretionary contributions to the plan for the years ended December 31, 1996, 1995 and 1994 were $96,218, $120,722 and $68,453, respectively.


NOTE 13 - STOCK OPTION PLAN

The Corporation adopted a stock option plan during 1992. Participants of the plan generally include senior officers and directors who do not participate in the subsidiary banks' deferred compensation plan discussed in Note 11.

Under the terms of the plan, 49,500 shares of the Corporation's common stock were reserved for awards. The options issued have a ten year life but cannot be exercised until a minimum of two years after their issue date.

The following is a summary of stock options, granted and exercised, for the years presented, restated for any stock splits or stock dividends.

                                                             Exercise
                                               Number       Price Range
                                              --------      -----------

   Outstanding - December 31, 1993              27,000      $  11-12.33
      Granted                                   21,150            12.67
      Exercised                                 (6,300)        11
                                              --------

   Outstanding December 31, 1994                41,850         11-12.67
      Exercised                                 (5,850)        11-12.33
                                              --------

   Outstanding - December 31, 1995              36,000         11-12.67
      Granted                                        -                -
      Exercised                                (10,800)           12.67
                                              --------

   Outstanding December 31, 1996                25,200      $  11-12.67
                                              ========


At December 31, 1996, 25,200 of the above options were exercisable. No additional shares are available to be granted under the plan. At December 31, 1996, 25,200 shares of common stock were reserved for outstanding options.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 14 - CONTINGENCIES

From time to time certain claims are made against the Corporation in the normal course of business. At December 31, 1996, there were no outstanding matters which in management's opinion would be likely to have a material impact on the Corporation's consolidated financial condition or results of operations.


NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS

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

In addition, the fair value estimates are limited to existing on and off balance sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Other significant assets and liabilities that are not considered financial assets or liabilities include the Corporation's premises and equipment, goodwill and deposit-based intangible assets. Accordingly, the aggregate fair value amounts may not represent the underlying value of the Corporation.

The carrying amounts and estimated fair values of the Corporation's financial instruments were as follows:

                                          1 9 9 6                   1 9 9 5
                                  ------------------------  ------------------------
                                   Carrying       Fair       Carrying       Fair
                                    Amount        Value       Amount        Value
                                  -----------  -----------  -----------  -----------
Financial assets:
   Cash and cash equivalents      $12,164,481  $12,164,481  $14,492,357  $14,492,357
   Interest-bearing deposits
    with banks                        534,622      534,622    1,678,080    1,678,080
   Securities available for sale   17,760,958   17,760,958   26,220,378   26,220,378
   Securities held to maturity              -            -      835,049      836,753
   Loans receivable, net of
    allowance for loan losses     310,295,356  309,829,000  218,370,095  218,106,381
   Accrued interest receivable      2,554,696    2,554,696    2,194,968    2,194,968

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 15 - FAIR VALUE OF FINANCIAL INSTRUMENTS (Continued)


                                          1 9 9 6                       1 9 9 5
                                ----------------------------  ----------------------------
                                  Carrying         Fair         Carrying         Fair
                                   Amount          Value         Amount          Value
                                -------------  -------------  -------------  -------------
Financial liabilities:
   Deposits                     (305,238,576)  (306,133,000)  (244,406,695)  (244,723,891)
   Federal funds purchased and
    securities sold under
    agreement to repurchase       (5,700,000)    (5,700,000)      (700,000)      (700,000)
   Other borrowed funds          (20,440,779)   (19,840,139)   (10,087,735)    (9,471,893)


The Banks' loan commitments, standby letters of credit and undisbursed loans have been estimated to have no material fair value, as such commitments are generally fulfilled at current market rates.

The carrying amounts of the following financial instruments are a reasonable approximation of their fair values:


  -    Cash and cash equivalents
  -    Accrued interest receivable
  -    Demand, savings, NOW and money market deposit accounts
  -    Securities sold under agreement to repurchase


NOTE 16 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Details of other expense in the consolidated statements of income are as follows for the years ended December 31:


                                                1996        1995        1994
                                             ----------  ----------  ----------

 Forms and supplies                            $538,863    $438,123    $283,003
 Amortization of acquisition intangibles        593,586     434,397     151,948
 Legal and consulting fees                      371,344     344,971     274,980
 Data processing                                245,722     107,926      10,330
 FDIC assessment                                  4,000     261,941     374,263
 Telephone                                      213,775     206,495     133,975
 Postage                                        232,281     200,366     136,933
 Directors' fees                                176,150     161,184     101,116
 Business promotion                             206,171     150,426     120,427
 Advertising                                    238,208     140,275     141,858
 Audit, internal audit and examination fees     188,216     125,051     101,855
 State taxes                                    269,339      96,000      95,849
 Other                                        1,278,527   1,040,774     673,849
                                             ----------  ----------  ----------
                                             $4,556,182  $3,707,929  $2,600,386
                                             ==========  ==========  ==========

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 17 - FIRST MANISTIQUE CORPORATION (PARENT CORPORATION ONLY)
          FINANCIAL INFORMATION

The Corporation's primary source of funds to pay dividends to shareholders is the dividends it receives from the Banks. The Banks are subject to certain restrictions on the amount of dividends that they may declare without prior regulatory approval. At December 31, 1996, $7,629,000 of retained earnings plus current year earnings were available for dividend declaration without prior regulatory approval.

The following summarizes parent corporation financial information as of December 31, 1996 and 1995 and for the years ended December 31, 1996, 1995 and 1994:

                            CONDENSED BALANCE SHEETS


                                              1996         1995
                                           -----------  -----------
Assets
   Cash                                    $ 2,051,699  $   269,221
   Investment in subsidiaries               32,197,472   24,311,172
   Other assets                                661,371      426,484
                                           -----------  -----------

                                           $34,910,542  $25,006,877
                                           ===========  ===========

Other borrowings                           $ 2,362,851  $         -
Other liabilities                              162,129            -
Stockholders' equity                        32,385,562   25,006,877
                                           -----------  -----------

                                           $34,910,542  $25,006,877
                                           ===========  ===========


                         CONDENSED STATEMENTS OF INCOME


                                               1996        1995        1994
                                            ----------  ----------  -----------
 Income
    Dividends from subsidiaries             $  400,000  $        -   $6,272,000
    Other income                                 3,600           -            -

 Expenses
    Salaries and wages                      $  152,365    $102,699       36,393
    Professional fees                          213,272     177,270       59,755
    Interest expense                           254,077           -       95,942
    Other expenses                             139,366      62,377       54,118
                                            ----------  ----------  -----------

 Income before income tax and equity in
  undistributed net income of subsidiaries    (355,480)   (342,346)   6,025,792
 Income tax benefit                            120,863     116,398       80,000
                                            ----------  ----------  -----------
                                              (234,617)   (225,948)   6,105,792

 Equity in undistributed net income of
  subsidiaries                               3,068,801   2,896,263  (4,138,250)
                                            ----------  ----------  -----------

 NET INCOME                                 $2,834,184  $2,670,315  $ 1,967,542
                                            ==========  ==========  ===========

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 17 - FIRST MANISTIQUE CORPORATION (PARENT CORPORATION ONLY)
          FINANCIAL INFORMATION (Continued)


                       CONDENSED STATEMENTS OF CASH FLOWS


                                               1996         1995         1994
                                            -----------  -----------  -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net income                                $2,834,184   $2,670,315   $1,967,542
   Adjustments to reconcile net income to
    net cash from operating activities
   Undistributed earnings of subsidiaries    (3,068,801)  (2,896,263)   4,138,250
   Loss on investment security                        -            -       25,000
   Change in other assets                      (120,599)    (116,083)    (124,775)
   Change in other liabilities                  162,129            -            -
   Depreciation and amortization                  8,000        7,610        7,220
                                            -----------  -----------  -----------
      Net cash from operating activities       (185,087)    (334,421)   6,013,237

CASH FLOWS FROM INVESTING ACTIVITIES
   Investment in subsidiaries                (4,810,280)           -  (9,193,538)
   Securities purchased                        (359,188)           -     (10,000)
   Purchase of equipment                              -      (80,000)           -
                                            -----------  -----------  -----------
      Net cash from investing activities     (5,169,468)     (80,000)  (9,203,538)

CASH FLOWS FROM FINANCING ACTIVITIES
   Proceeds from issuance of common stock     5,684,185      157,973    4,911,284
   Repurchase of common stock                         -            -      (12,265)
   Proceeds from issuance of notes payable    5,262,851            -            -
   Repayment on notes payable                (2,900,000)           -            -
   Dividends paid                              (910,003)    (853,704)    (542,697)
                                            -----------  -----------  -----------
      Net cash from financing activities      7,137,033     (695,731)   4,356,322
                                            -----------  -----------  -----------

Increase (decrease) in cash                   1,782,478   (1,110,152)   1,166,021

Cash at beginning of year                       269,221    1,379,373      213,352
                                            -----------  -----------  -----------

CASH AT END OF YEAR                         $ 2,051,699  $   269,221  $ 1,379,373
                                            ===========  ===========  ===========

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 18 - REGULATORY MATTERS

The Corporation and Banks are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities, and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings, and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the financial statements. The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, although these terms are not used to represent overall financial condition.

At year end, consolidated actual capital levels (in millions) and minimum required levels were:


                                                                                        Minimum Required
                                                                                           To Be Well
                                                               Minimum Required           Capitalized
                                                                 For Capital        Under Prompt Corrective
                                                 Actual       Adequacy Purposes        Action Regulations
                                              --------------  --------------------  --------------------------
                                              Amount   Ratio   Amount      Ratio       Amount        Ratio
                                              ------   -----  ---------  ---------  ------------  ------------
1996
Total capital (to risk weighted assets)
  Consolidated                                 $30.8   11.3%     $21.8       8.0%        $27.3        10.0%
  NCB&T                                         26.7   11.0       19.5       8.0          24.4        10.0
  NCB                                            4.0   11.9        2.7       8.0           3.4        10.0
Tier 1 capital (to risk weighted assets)
  Consolidated                                 $27.4   10.0%     $10.9       4.0%        $16.4         6.0%
  NCB&T                                         23.7    9.7        9.7       4.0          14.6         6.0
  NCB                                            3.6   10.6        1.4       4.0           2.0         6.0
Tier 1 capital (to average assets)
  Consolidated                                 $27.4    7.6%     $14.4       4.0%        $17.9         5.0%
  NCB&T                                         23.7    7.6       12.5       4.0          15.6         5.0
  NCB                                            3.6    8.3        1.7       4.0           2.2         5.0

1995
Total capital (to risk weighted assets)
  Consolidated                                 $23.5   11.6%     $16.2       8.0%        $20.3        10.0%
  NCB&T                                         22.9   11.3       16.2       8.0          20.2        10.0
Tier 1 capital (to risk weighted assets)
  Consolidated                                 $20.9   10.3%      $8.1       4.0%        $12.2         6.0%
  NCB&T                                         20.4   10.1        8.1       4.0          12.1         6.0
Tier 1 capital (to average assets)
  Consolidated                                 $20.9    7.6%     $10.9       4.0%        $13.7         5.0%
  NCB&T                                         20.4    7.5       10.9       4.0          13.7         5.0


The Company and Banks at year-end 1996 were categorized as well capitalized.

                          FIRST MANISTIQUE CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                       December 31, 1996, 1995, and 1994




NOTE 19 - PENDING ACCOUNTING CHANGES

Financial Accounting Standard No. 125, Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities, was issued by the Financial Accounting Standards Board in 1996. It revises the accounting for transfers of financial assets, such as loans and securities, and for distinguishing between sales and secured borrowings. It is effective for some transactions in 1997 and others in 1998. The effect on the financial statements has not yet been determined.

Item 9. Changes in and Disagreements with Accountants and Financial Disclosure There have been no disagreements with accountants. Crowe, Chizek and Company LLP was appointed as the Registrant's independent accountants for the year ended December 31, 1996, effective January 2, 1995, as disclosed on the Registrant's Current Report on Form 8-K filed January 17, 1995.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant:

The information set forth on page 2, under the caption "Information About Directors and Director Nominees", of the Registrant's definitive Proxy Statement dated March 14, 1997, is hereby incorporated by reference.


Item 11.  Executive Compensation

Information relating to compensation of the Registrant's executive officers is contained on pages 8 to 10, under the caption "Compensation of Executive Officers", in the Registrant's definitive Proxy Statement dated March 14, 1997, and is incorporated herein by reference.



Item 12.  Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management is contained on page 11, under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement dated March 14, 1997, and is incorporated herein by reference.


Item 13.  Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained on page 10, under the caption "Indebtedness of and Transactions with Management" in the Registrant's definitive Proxy Statement dated March 14, 1997, and is incorporated herein by reference.

                                    PART IV

Item 14.  Exhibits, Financial Statements, Schedules and Reports on Form 8-K

(a)(1) Financial Statements. The following documents are filed as part of Item 8 of this report:

       Report of Independent Auditors
       Consolidated Balance Sheets as of December 31,
              1996, and 1995
       Consolidated Statements of Income for the years ended
              December 31, 1996, 1995, and 1994
       Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 1996, 1995, and 1994
       Consolidated Statements of Cash Flows for the years ended
              December 31, 1996, 1995, and 1994
       Notes to Consolidated Financial Statements



(2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.


(3) The following exhibits are filed as part of this report: Reference is made to the exhibit index which follows the signature page of this report.


The Registrant will furnish a copy of any exhibit listed above to any shareholder of the Registrant without charge upon written request to Richard B. Demers, First Manistique Corporation, 130 South Cedar Street, P.O. Box 369, Manistique, MI 49854.

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

                                         FIRST MANISTIQUE CORPORATION
                                         (Registrant)



                                         Ronald G. Ford
                                         President

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of March 24, 1997, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




/s/ John P. Miller                /s/ Thomas G. King
-----------------------------     -------------------------------------------
JOHN P. MILLER, Director          THOMAS G. KING, Director


/s/ Stanley J. Gerou II           /s/ C. Ronald Dufina
-----------------------------     -------------------------------------------
STANLEY J. GEROU II, Director     C. RONALD DUFINA, Director


/s/ John B. Clark                 /s/ John D. Lindroth
-----------------------------     -------------------------------------------
JOHN B. CLARK, Director           JOHN D. LINDROTH, Director


/s/ Ronald G. Ford                /s/ Richard B. Demers
-----------------------------     -------------------------------------------
RONALD G. FORD, Director,         RICHARD B. DEMERS, Chief Operating
     CEO, and President                 Officer, Principal Financial Officer,
                                        and Principal Accounting Officer


/s/ Michael C. Henricksen
-----------------------------
MICHAEL C. HENRICKSEN, Director
    and  Vice Chairman

                                  EXHIBIT INDEX



Number   Exhibit

3(a) Amendment to Restated Articles of Incorporation. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-2 (Registration No. 333- 06017). Here incorporated by reference.

3(b) Restated Articles of Incorporation. Previously filed as an exhibit to Registrant's Report on Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

3(c) Amended and Restated Bylaws. Previously filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31,1995. Here incorporated by reference.

4(a) Dividend Reinvestment Plan. Previously filed as an exhibit to the Registrant's Registration Statement on Form S-3 (Registration No. 033-61533). Here incorporated by reference.

4(b) A specimen stock certificate of the Registrant's Common Stock filed as an exhibit to Registrant's Registration Statement on Form S-2 (Registration No. 333-06017). Here incorporated by reference.

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

10(c)    Employment Contract between North Country Bank and Trust and
         Ronald G. Ford. Previously filed as an exhibit to Registrant's Report on Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d) Amendment to Employment Contract between North Country Bank and Trust and Ronald G. Ford. Filed herewith.

10(e)    Deferred Compensation, Deferred Stock and Current Stock Purchase
         Plan for Non-Employee Directors. Previously filed in the Registrant's definitive proxy statement for it's annual meeting of shareholders held April 23, 1996. Here incorporated by reference.

10(f)    First Manistique Corporation Stock Compensation Plan.
         Previously filed as an exhibit to the Registrant's definitive proxy statement for it's annual meeting of shareholders to be held April 15, 1997. Here incorporated by reference.

10(g) First Manistique Corporation 1997 Directors' Stock Option Plan. Previously filed as an exhibit to the Registrant's definitive proxy statement for it's annual meeting of shareholders to be held April 15, 1997. Here incorporated by reference.

21       Subsidiaries of the Registrant.  Filed herewith.

27 Financial Data Schedule - year ended December 31, 1996. Filed herewith.