Form 10-Q
period 1997-03-31
FIRST MANISTIQUE CORP
filed 1997-05-15
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 1997                Commission file
                                                              number: 2-54663

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

                        Yes ___X___       No ___________


As of May 6, 1997, there were outstanding 2,376,480 shares of the registrant's common stock, no par value.

                   PART I - FINANCIAL INFORMATION (unaudited)
                   ------------------------------------------

ITEM 1.  FINANCIAL STATEMENTS.
-----------------------------
Consolidated Condensed Balance Sheets
(In thousands of dollars)

                                                                          March 31,            December 31,
                                                                             1997                  1996
                                                                       ----------------      ----------------
ASSETS
     Cash and due from banks                                           $      11,678         $      11,764
     Federal funds sold                                                       10,700                   400
                                                                       -------------         -------------
           Total cash and cash equivalents                                    22,378                12,164

     Interest-bearing deposits with banks                                         97                   535
     Securities available for sale                                            17,760                17,761
     Loans                                                                   347,287               314,886
     Allowance for loan losses                                                (4,951)               (4,591)
                                                                       ------------          ------------
         Net Loans                                                           342,336               310,295

     Bank premises and equipment                                              16,311                14,476
     Other assets                                                             13,861                11,929
                                                                       -------------         -------------

                                      TOTAL ASSETS                     $     412,743         $     367,160
                                                                       =============         =============


LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                           $      33,944         $      33,787
         Interest-bearing                                                    312,803               271,452
                                                                       -------------         -------------
                                                                             346,747               305,239

     Federal funds purchased and securities sold
       under agreement to repurchase                                           1,600                 5,700
     Other borrowings                                                         26,903                20,441
     Other liabilities                                                         3,274                 3,394
                                                                       -------------         -------------
                                      TOTAL LIABILITIES                      378,524               334,774

     Shareholders' equity
         Preferred stock, no par value, 500,000 shares
            authorized, no shares outstanding
         Common stock, no par value, 6,000,000 shares
            authorized; outstanding: 2,377,760 at 3/31/97 and
            2,363,734 at 12/31/96                                             20,162                18,880
         Retained earnings                                                    14,455                13,756
         Unrealized loss on securities available for sale, net                  (398)                 (250)
                                                                       -------------         -------------
                            TOTAL SHAREHOLDERS' EQUITY                        34,219                32,386
                                                                       -------------         -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $     412,743         $     367,160
                                                                       =============         =============

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)

                                                                               Three Months Ended
                                                                                    March 31,
                                                                           1997                 1996
                                                                    ----------------      ---------------
Interest income
     Loans, including fees                                          $    7,867            $    5,840
     Securities
         Taxable                                                           275                   399
         Exempt from federal taxation                                        7                    24
     Other                                                                  69                   159
                                                                    ----------            ----------
Total interest income                                                    8,218                 6,422

Interest expense
     Deposits                                                            3,330                 2,701
     Borrowed Funds                                                        331                   142
                                                                    ----------            ----------
Total interest expense                                                   3,661                 2,843
                                                                    ----------            ----------

Net interest income                                                      4,557                 3,579

Provision for loan losses                                                  106                   107
                                                                    ----------            ----------
Net interest income after provision for loan losses                      4,451                 3,472

Noninterest income
     Service charges on deposit accounts                                   238                   163
     Gains on sale of loans                                                  9                    18
     Securities gains                                                        0                    27
     Other                                                                 104                   120
                                                                    ----------            ----------
Total noninterest income                                                   351                   328

Noninterest expense
     Salaries and employee benefits                                      1,501                 1,107
     Furniture and equipment expense                                       334                   198
     Occupancy expense                                                     260                   236
     Other                                                               1,409                   935
                                                                    ----------            ----------
Total noninterest expense                                                3,504                 2,476
                                                                    ----------            ----------

Income before income tax                                                 1,298                 1,324

Provision for income tax                                                   314                   395
                                                                    ----------            ----------

Net income                                                          $      984            $      929
                                                                    ===========           ==========

Weighted average common shares outstanding                           2,370,305             2,109,363
                                                                    ==========            ==========

Earnings per common share                                           $     0.42            $     0.44
                                                                    ==========            ==========

Consolidated Condensed Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)

                                                 Three months                           Three months
                                                     ended                                 ended
                                                March 31, 1997                         March 31, 1996

                                          Shares         Equity Total           Shares         Equity Total
                                       ---------------------------------     ---------------------------------
Balance-beginning of period               2,363,734         $   32,386         2,106,897          $   25,007

Net Income YTD                                                     984                                   929

Cash dividends                                                    (285)                                 (254)

Issuance of common stock                     14,026              1,282            13,881                 248

Net change in unrealized gain (loss)
    on securities available for sale
                                                                  (148)                                 (500)
                                       -------------------------------       -------------------------------

                                          2,377,760         $   34,219         2,120,778          $   25,430
                                       ===============================       ===============================

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)

                                                                   March 31,                   March 31,
                                                                    1997                        1996
                                                               --------------              -------------

CASH FLOWS FROM OPERATING ACTIVITIES                                    $1,730                        $643
                                                                --------------               -------------

CASH FLOWS FROM INVESTING ACTIVITIES

   Net change in interest-bearing deposits
      with banks                                                           438                       1,068
   Purchase of securities available for sale                              (830)                     (6,149)
   Proceeds from sales of securities
      available for sale                                                 4,847                       3,043
   Proceeds from maturities, calls, or
      paydowns of securities available for sale                            246                       5,033
   Proceeds from maturity and calls of securities
      held to maturity                                                                                 125
   Net increase in loans                                               (12,192)                     (6,635)
   Proceeds from sale of premises and equipment                                                         42
   Purchase of premises and equipment                                   (1,484)                       (236)
   Net cash provided in acquisitions                                        32                         724
                                                                --------------               -------------
        Net cash used in investing activities                           (8,943)                     (2,985)
                                                                --------------               -------------

Consolidated Statements of Cash Flows - continued (unaudited)
(In thousands of dollars)

CASH FLOWS FROM FINANCING ACTIVITIES

   Net increase in deposits                                           14,068                    5,793
   Net decrease in federal funds purchased and securities
     sold under agreements to repurchase                              (4,100)
   Proceeds from notes payable                                         8,250                    2,900
   Payment on notes payable                                           (1,788)
   Proceeds from issuance of common stock                              1,282                      248
   Payment of dividends                                                (285)                    (254)
                                                                 -----------               ----------

      Net cash from investing activities                              17,427                    8,687
                                                                 -----------               ----------

Net increase (decrease) in cash and cash
   equivalents                                                        10,214                    6,345

Cash and cash equivalents at beginning of period                      12,164                   14,492
                                                                 -----------               ----------

Cash and cash equivalents at end of period                           $22,378                  $20,837
                                                                 ===========               ==========


Assets and liabilities acquired in acquisition
   (refer to Note 3)
      Interest-bearing deposits                                                                 1,088
      Premises and equipment                                             676                    1,409
      Acquisition intangibles                                          2,214                    1,630
      Other assets and accrued interest receivable                       313                      774
      Loans, net                                                      19,955                   26,761
      Securities available for sale                                    4,488                    3,800
      Deposits                                                        27,440                   32,869
      Other liabilities and accrued interest payable                     238                      954


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of First Manistique Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1997 are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.



NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), adopted by the Registrant on January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total costs of the mortgage loan are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The impact on the Registrant's financial position and results of operation for the first quarter of 1996 and 1997 was insignificant. Based on the Registrant's historical level of mortgage originations for sale in the secondary market, management believes that the impact for the year will also be immaterial.

NOTE 3 - PER SHARE CALCULATIONS

A resolution for a 3-for-1 stock split, for shareholder's of record on April 29, 1996, was approved by the Board of Directors on April 23, 1996. All share and per share amounts in this filing have been adjusted to reflect the 3-for-1 stock split.

NOTE 4 - ACQUISITIONS

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $36,503,000, liabilities of $33,823,000, total deposits of $32,869,000, and net loans of $26,761,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 paid in cash and the remaining $2,363,000 financed through the issuance of notes payable. South Range State Bank has since been renamed North Country Bank.

The Registrant acquired 100% of the outstanding stock of U.P. Financial, Inc. ("UP Financial") on February 4, 1997. UP Financial owned 100% of the outstanding stock of First National Bank in Ontonagon ("Ontonagon"), a Michigan banking institution. Upon acquisition, the assets of UP Financial were merged into North Country Bank, with North Country Bank being the survivor. At the date of the acquisition, UP Financial had assets of $29,760,000, liabilities of $27,679,000, total deposits of $27,440,000, and net loans of $20,250,000. The total purchase price was $4,298,000 with $2,048,000 paid in cash and the remaining $2,250,000 financed through borrowings on a line of credit.

NOTE 5 - SECURITIES

The amortized cost and fair value of securities at March 31, 1997 are shown below:
(In thousands of dollars)

                                                                      Gross          Gross
                                                      Amortized      Unrealized    Unrealized      Fair
                                                       Cost           Gains          Loss          Value
                                              --------------------------------------------------------------
Securities Available for Sale
---------------------------------
         U.S. Treasury and federal agency     $          13,231      $        1    $       552     $  12,680
         State and political subdivisions                   940               -             25           915
         Other                                            4,192               -             27         4,165
                                              --------------------------------------------------------------
            Total                             $          18,363      $        1    $       604     $  17,760
                                              ==============================================================



The amortized cost and fair value of securities by contractual maturity at March 31, 1997, are shown below, in thousands of dollars

                                                        Available for Sale
                                                    -------------------------

                                                     Amortized      Fair
                                                        Cost        Value
                                                    -------------------------
Due in one year or less                             $    1,157    $  1,153
Due after one year through five years                    7,031       6,894
Due after five years through ten years                   1,205       1,185
Due after ten years                                      8,970       8,528
                                                    ----------------------

                                                    $   18,363    $ 17,760
                                                    ======================

NOTE 6 - LOANS

Loans presented in the consolidated condensed balance sheet are comprised of the following classifications at March 31, 1997 and December 31, 1996:
(In thousands of dollars)


                                                                       March 31,             December 31,
                                                                         1997                   1996
                                                                   ---------------       ------------------
Loans:
     Commercial, financial and agricultural                        $       148,629       $          141,555
     Commercial leases                                                      49,737                   47,686
     1-4 family residential real estate                                     90,012                   80,592
     Consumer                                                               40,865                   31,156
     Construction                                                           18,044                   13,897
                                                                   ---------------       ------------------

                                                                   $       347,287       $          314,886
                                                                   ===============       ==================

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the three months ended March 31, 1997 and 1996, are summarized as follows:

                           (In thousands of dollars)

                                                  March 31,              March 31,
                                                   1997                    1996
                                               ------------             -----------


Balance at beginning of period                 $      4,591             $    3,137
Charge offs                                             (93)                   (74)
Recoveries                                               49                     20
Allowance transferred from purchase of
    U.P. Financial, Inc.                                298
Allowance transferred from purchase of
    South Range State Bank                                                     285
Provision for loan loss                                 106                    107
                                               ------------             ----------
Balance at end of period                       $      4,951             $    3,475
                                               ============             ==========


Information regarding impaired loans is as follows:

                                                       3/31/97               12/31/96
                                                   --------------       --------------
  Average investment in impaired loans             $    4,499,599       $    2,914,955
  Interest income recognized on impaired loans
      including interest income recognized on
      cash basis                                          104,382               99,215
  Interest income recognized on impaired loans on
      cash basis                                           79,118               98,098


  Balance of impaired loans                        $    5,733,498       $    4,486,883
  Less portion for which no allowance for loan
      loss is allocated                                 2,052,069              805,454
                                                   --------------       --------------

      Portion of impaired loan balance for which
           an allowance for credit losses is
           allocated                               $    3,681,429       $    3,681,429
                                                   ==============       ==============

      Portion of allowance for loan losses
           allocated to the impaired loan balance  $      467,877       $      467,877
                                                   ==============       ==============



The Registrant was a secured creditor of leases issued to Bennett Funding Group, Inc. ("BFG"), and Aloha Capital Corporation ("ACC"), a subsidiary of BFG. BFG filed Chapter 11 Bankruptcy on March 29, 1996, and ACC filed involuntary bankruptcy in April of 1996. A bankruptcy trustee was appointed on April 19, 1996, and after that date, all payments for creditors of BFG and ACC were seized. The Registrant held leases with BFG totaling $2,792,651 on December 31, 1995. The Registrant subsequently made an additional lease with ACC in the amount of $500,699 during January of 1996. The Registrant held first lien positions on all leases held. This was confirmed when, in June of 1996, the trustee provided a list of creditors identified as those holding double pledged paper and the Registrant was not listed. On October 10, 1996, the

Bankruptcy Court approved an agreement which was reached between the Registrant and the trustee. According to the terms of this settlement, the trustee purchased the Registrant's outstanding loans, together with all notes, security agreements, and rights to collateral relating to the same. All other claims or disputes between the trustee and/or BFG and the Registrant were released, waived, or settled. The settlement included the granting of a loan in the amount of $3,682,000 to Resort Funding, Inc. ("RFI"), of which $1,516,000 are new funds. RFI is a subsidiary of BFG which is 100% operated by the trustee. This entity is not in bankruptcy. The primary collateral for this loan is a real estate mortgage interest in a commercial real estate project in South Carolina. The payment stream of the old collateral and RFI pledged properties are additional collateral for this loan. The new loan to RFI closed on November 22, 1996, and the trustee purchased ten of the Registrant's existing loans including all amounts owing thereunder and rights of the Registrant related there to (including all of the Registrant's rights to collateral for such loans), for the purchase price of $2,166,000. The Registrant will receive interest only for sixty months with a payment of principal due at maturity.
The interest rate has been set at 3.00% per annum based on a 365-366 day year for actual days elapsed. There has been a separate settlement agreement for the other two blocks of BFG leases owned by the Registrant. One lease, to Americorp, with a balance of $329,894, has a separate settlement agreement for $.50 per $1.00 of principal collected by the trustee. The entire amount of principal has been charged-off due to anticipated lengthy court delays. This lease was insured by an off-shore insurance company which is being sued by the trustee. The final lease was a separate note to Aloha Capital with an original amount of $500,699. An agreement to settle has been reached for $.65 per $1.00 of outstanding principal. The full amount of principal was charged-off and the Registrant has recovered $155,908 through May 7, 1997. Management anticipates full recovery of it's settlement dollars in all settlements.


NOTE 8 - DEPOSITS

The following is an analysis of interest-bearing deposits as of March 31, 1997 and December 31, 1996.
(In thousands of dollars)

                                                                         March 31,            December 31,
                                                                           1997                  1996
                                                                   ----------------------------------------
Savings and interest-bearing checking                              $       172,496           $      151,936
Time: In denominations under $100,000                                      112,915                   97,666
      In denomination of $100,000 or more                                   27,392                   21,850
                                                                   ---------------           --------------

                                                                   $       312,803           $      271,452
                                                                   ===============           ==============

NOTE 9 - OTHER BORROWINGS

Other borrowings consists of the following at March 31, 1997 and December 31, 1996:
(In thousands of dollars)

                                                                         March 31,            December 31,
                                                                           1997                  1996
                                                                  -----------------------------------------
Federal Home Loan bank advances (8), at
  various rates with various maturities (see
  annual financial statements).                                   $       15,078             $    16,078

Federal Home Loan Bank, fixed-rate advance
  at 5.51%, matures May 14, 1997.                                          6,000

Farmer's Home Administration, $2,000,000
  fixed rate line agreement maturing August 24, 2024:
  interest payable at 1%                                                   2,000                   2,000

Bank line of credit, $4,000,000 variable rate line
  agreement maturing February 1, 1999:
  interest payable at the Bank's prime rate - 8.50%
  at March 31, 1997.                                                       2,250

Notes Payable to South Range State Bank's former
  stockholders, maturing in three equal
  annual installments beginning February 1, 1997:
  interest payable at 5.20%.                                               1,575                   2,363
                                                                  --------------             -----------

                                                                  $       26,903             $    20,441
                                                                  ==============             ===========

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1996 and March 31, 1997. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries for the first quarter of 1997. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

HIGHLIGHTS

The Registrant acquired 100% of the outstanding stock of South Range State Bank (with assets of $36,503,000, liabilities of $33,823,000, total deposits of $32,869,000, and net loans of $26,761,000) on January 31, 1996. The total purchase price was $4,310,000 with $1,947,000 paid in cash and the remaining $2,363,000 financed through the issuance of notes payable. South Range State Bank has since been renamed North Country Bank.

The Registrant acquired 100% of the outstanding stock of U.P. Financial, Inc. ("UP Financial") on February 4, 1997. UP Financial owned 100% of the outstanding stock of First National Bank in Ontonagon ("Ontonagon"), a Michigan banking institution. Upon acquisition, the assets of UP Financial were merged into North Country Bank, with North Country Bank being the survivor. At the date of the acquisition, UP Financial had assets of $29,760,000, liabilities of $27,679,000, total deposits of $27,440,000, and net loans of $20,250,000. The total purchase price was $4,298,000 with $2,048,000 paid in cash and the remaining $2,250,000 financed through borrowings on a line of credit.

Year to date consolidated net income was $984,000 for the period ending March 31, 1997 compared to $929,000 for the same period in 1996. Return on consolidated average assets for the quarter was 1.00% compared to 1.13% for the first quarter period in 1996. Earnings per share decreased from $0.44 for the period ending March 31, 1996, to $0.42 for the same period in 1997.



FINANCIAL CONDITION

LOANS

During the first quarter of 1997, loan balances increased by $32.4 million. The acquisition of UP Financial accounted for $20.5 million of this increase and the remainder was due to internal loan growth. The loan to deposit ratio has decreased from 103.2% at December 31, 1996, to 100.2% at March 31, 1997. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At March 31, 1997 the allowance for loan losses was equal to 1.43% of total loans outstanding compared to 1.46% at December 31, 1996.

The majority of the increase in impaired loans from December 31, 1996 to March 31, 1997 consisted of credit extended to one car dealer. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure to loss.

Commercial real estate loans have increased by $7.3 million during the first quarter of 1997 to $72,813,000 at March 31, 1997, mainly due to the acquisition of UP Financial. During the first quarter of 1997, loans to general commercial businesses decreased $.2 million to $75,816,000. Commercial leases increased $2.5 million to $21,513,000 at March 31, 1997 and governmental leases decreased $.5 million to $28,224,000. No leases were obtained with the purchase of UP Financial. The activity in leases are due to the Registrant's efforts to build this area of the loan portfolio. Growth in the classification of 1-4 family residential loans in the amount of $9.4 million has occurred mainly due to the acquisition of UP Financial. Consumer loans have increased $9.7 million during the first quarter of 1997 due mainly to the acquisition of UP Financial. Construction loans have increased $4.1 million due mainly to the purchase of UP Financial as well as an increase in this type of lending activity. The table below shows total portfolio loans outstanding, in thousands of dollars, at March 31, 1997, and December 31, 1996, and their percentage of the total loan portfolio.


                                                March 31,                         December 31,
                                                  1997        % of total             1996         % of total
                                              ----------------------------------------------------------------
Loans:
  Commercial real estate                      $      72,813           20.97%     $       65,522         20.81%
  Commercial, financial and agricultural             75,816           21.83%             76,033         24.15%
  Leases
      Commercial                                     21,513            6.19%             18,974          6.03%
      Governmental                                   28,224            8.13%             28,712          9.12%
  1-4 family residential real estate                 90,012           25.92%             80,592         25.59%
  Consumer                                           40,865           11.77%             31,156          9.89%
  Construction                                       18,044            5.19%             13,897          4.41%
                                              -------------                      --------------
      Total                                   $     347,287                      $      314,886
                                              =============                      ==============

CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in it's historical charge-off percentage. Chargeoffs for the period ending March 31, 1997 have increased $19,000 from the same period in 1996. This is the result of a $32,000 increase in installment loan charge-offs, a $12,000 increase in credit card charge-offs, and a $25,000 decrease in commercial loan charge-offs. The provision for loan losses has decreased from the period ending March 31, 1996 to the same period in 1997 as a result of the Registrant's adequate percentage of allowance to loans. See Note 7 to the first quarter financial statements for a discussion of certain lease receivables.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of March 31, 1997, and December 31, 1996.

                                                   March 31,        December 31,
                                                     1997               1996
                                                   ---------        ------------
Nonaccrual loans                                   $    26          $      49
Loans 90 or more days past due                         113                 68
Renegotiated loans                                       0                  0




INVESTMENTS

Available for sale securities remained steady during the first quarter of 1997. The mix of the portfolio remained relatively unchanged from December 31, 1996. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.



DEPOSITS

Total deposits increased this quarter by $41.5 million. A substantial portion, $27.4 million, of the increase came from the acquisition of UP Financial. The remainder came as a result of internal deposit growth. Interest bearing deposit balances increased through March 31, 1997, continuing a trend from last fiscal year. The increase in interest bearing deposits came from a $20.6 million increase in savings and interest-bearing checking, a $15.2 million increase in time deposits less than $100,000, and a $5.5 million increase in time deposits less than $100,000 (refer to the table presented in Note 8 to the first quarter financial statements above). The time deposits of $100,000 or more consist of stable, government balances and balances from retail customers.



BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased by $6.5 million during the first quarter (refer to the table presented in Note 9 to the first quarter financial statements above for the composition of the increase), the majority of which was used in general operations at North Country Bank and Trust and the purchase of UP Financial. At March 31, 1997, $21.1 of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.

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



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income increased by 27.3% compared to March 31, 1996. The net interest margin at March 31, 1997 was 4.90%, compared to 4.97% for all of 1996. The net yield on interest earning assets remained relatively constant.
Interest income from loans represented 95.7% of total interest income for the first quarter of 1997 compared to 90.9% for the first quarter of 1996. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.



PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses remained steady from March 31, 1996 to March 31, 1997.


NONINTEREST INCOME

Service charges on deposit accounts increased $75,000 during the first quarter of 1997 vs. the first quarter of 1996 mainly due to the acquisition of UP Financial. Gains on sales of loans has decreased due to the smaller volume of loans being originated and sold in the first quarter of 1997 vs. the first quarter of 1996. Securities gains have decreased due to reduced sale activity in the investment portfolio. Other noninterest income decreased $16,000 during the first quarter of 1997 vs. the first quarter of 1996 due mainly to a reduction of foreign exchange income.

NONINTEREST EXPENSES

Noninterest expense showed an increase of 41.5% over the first quarter of 1996. The increase is consistent with the Registrant's asset growth. The majority of the increase is due to an increase in salary and employee benefits and other noninterest expense. Salary expense increased mainly due to an increase in full-time equivalent employees at March 31, 1997 vs. March 31, 1996, due to the Registrant's purchase of UP Financial and the opening of additional branches. Other noninterest expense increased due to the purchase of UP Financial, the opening of additional branches, and increased costs associated with out-sourcing of the computer processing for the Registrant's subsidiary banks. Furniture and equipment expense and occupancy expense increased due to the purchase of UP Financial and the opening of additional branches. While the increase was expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.



FEDERAL INCOME TAX

The provision for income taxes was 24.2% of income before income tax at March 31, 1997 compared to 29.8% at March 31, 1996. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases and investments. The effective tax rate has decreased as tax-exempt income has become a larger portion of total interest income.


INTEREST RATE RISK

Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Management writes commercial and real estate loans at variable rates or, if necessary, fixed rate loans for relatively short terms. Management has also offered products that give customers an incentive to accept longer term deposits. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods. The Registrant has remained slightly liability sensitive in the cumulative net asset (liability) funding gap for 1 - 365 days since December 31, 1996.



CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratio's at March 31, 1997 and 1996.

                                                                      March 31, 1997
                                                          Required                           Actual
                                                     $                %               $                    %
                                                ---------        ----------       ---------            ---------
Tier 1 risk-adjusted capital ratio              $  12,258            4.00%        $  27,521                8.98%

Total risk-adjusted capital ratio               $  24,516            8.00%        $  31,365               10.23%

Tier 1 leverage ratio                           $  15,451            4.00%        $  27,521                7.12%


Tier 1 capital                                                                    $  27,521
Tier 2 capital                                                                    $   3,844
Total risk-based capital                                                          $  31,365
Total risk-weighted assets                                                        $ 306,449
Average total assets                                                              $ 386,276


                                                                      March 31, 1996


                                                          Required                             Actual

                                                      $                  %                 $               %
                                               --------------     -----------------   -------------   -----------
Tier 1 risk-adjusted capital ratio             $     9,622            4.00%           $   25,229          10.49%

Total risk-adjusted capital ratio              $    19,243            8.00%           $   28,162          11.71%

Tier 1 leverage ratio                          $    12,680            4.00%           $   25,229           7.96%


Tier 1 capital                                                                        $   25,229
Tier 2 capital                                                                             2,933
Total risk-based capital                                                                  28,162
Total risk-weighted assets                                                               240,542
Average total assets                                                                     316,999

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.
--------------------------

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


ITEM 2.  CHANGES IN SECURITIES.
------------------------------

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.
----------------------------------------

There have been no defaults upon senior securities relevant to the requirements of this section.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
------------------------------------------------------------

No matters were submitted during the first quarter of fiscal 1997 to a vote of the Registrant's stockholders.


ITEM 5.  OTHER INFORMATION.
--------------------------

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.
-----------------------------------------

(a)  The following exhibits are filed as part of this report:

Number                            Exhibit
------                            -------

27               Financial Data Schedule.  Filed herewith.



The following documents are filed as part of Part I, Item 1 of this report:

         Consolidated Balance Sheets - March 31, 1997 (Unaudited) and December
                 31, 1996 (Audited)

         Consolidated Statements of Income - Three months ended March 31, 1997 and 1996 (Unaudited)

         Consolidated Statement of Changes in Shareholders' Equity - Three months ended March 31, 1997 and 1996 (Unaudited)

         Consolidated Statement of Cash Flows - Three months ended March 31,
                 1997 and 1996 (Unaudited)

         Notes to consolidated financial statements - March 31, 1997

(b) Report on Form 8-K. Previously filed on April 17, 1997 (Commission File Number 2-54663). Here incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MANISTIQUE CORPORATION
----------------------------
    (Registrant)



5/15/97                           /s/ Ronald G. Ford
-------                           --------------------------------
Date                              RONALD G. FORD, President & CEO


5/15/97                           /s/ Richard B. Demers
-------                           --------------------------------
Date                              RICHARD B. DEMERS, COO &
                                   Chief Accounting Officer

                                 EXHIBIT INDEX



        Exhibit
          No.                                          Description
        -------                                   -----------------------

          27                                      Financial Data Schedule