Form 10-Q
period 1997-06-30
FIRST MANISTIQUE CORP
filed 1997-08-12
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1997           Commission file
                                                        number: 2-54663

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

                              Yes   X       No
                                   ----       ----

As of August 7, 1997, there were outstanding 2,376,578 shares of the registrant's common stock, no par value.

                   PART I - FINANCIAL INFORMATION (unaudited)


ITEM 1.  FINANCIAL STATEMENTS.
Consolidated Condensed Balance Sheets


(In thousands of dollars)
                                                             June 30,   December 31,
                                                                1997       1996
                                                             ---------  ------------
ASSETS
   Cash and due from banks                                   $ 14,424      $ 11,764
   Federal funds sold                                           4,200           400
                                                             --------      --------
       Total cash and cash equivalents                         18,624        12,164

   Interest-bearing deposits with banks                            97           535
   Securities available for sale                               16,985        17,761
   Loans, net of unearned income                              353,434       314,886
   Allowance for loan losses                                   (5,061)       (4,591)
                                                             --------      --------
      Net Loans                                               348,373       310,295

   Bank premises and equipment                                 17,427        14,476
   Other assets                                                13,947        11,929
                                                             --------      --------

                               TOTAL ASSETS                  $415,453      $367,160
                                                             ========      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
      Noninterest-bearing                                    $ 38,161      $ 33,787
      Interest-bearing                                        315,473       271,452
                                                             --------      --------
                                                              353,634       305,239

   Federal funds purchased and securities sold
     under agreement to repurchase                                800         5,700
   Other borrowings                                            22,395        20,441
   Accrued expenses and other liabilities                       3,461         3,394
                                                             --------      --------
                           TOTAL LIABILITIES                  380,290       334,774

   Shareholders' equity
      Preferred stock, no par value, 500,000 shares
        authorized, no shares outstanding
      Common stock, no par value, 6,000,000 shares
        authorized; outstanding: 2,376,578 at 6/30/97 and
        2,363,734 at 12/31/96                                  20,073        18,880
      Retained earnings                                        15,270        13,756
      Unrealized loss on securities available for sale, net      (180)         (250)
                                                             --------      --------
             TOTAL SHAREHOLDERS' EQUITY                        35,163        32,386
                                                             --------      --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $415,453      $367,160
                                                             ========      ========

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)

                                                                Three Months Ended                    Six Months Ended
                                                                    June 30,                              June 30,
                                                             1997              1996               1997               1996
                                                     -----------------  ----------------   -----------------  -----------------
Interest income
     Loans, including fees                                  $    8,716        $    6,582          $   16,583         $   12,421
     Securities
        Taxable                                                    299               358                 574                757
        Exempt from federal taxation                                10                22                  16                 46
     Other                                                          59               109                 129                270
                                                            ----------        ----------          ----------         ----------
Total interest income                                            9,084             7,071              17,302             13,494

Interest expense
     Deposits                                                    3,600             2,854               6,929              5,555
     Borrowed Funds                                                302               180                 634                323
                                                            ----------        ----------          ----------         ----------
Total interest expense                                           3,902             3,034               7,563              5,878
                                                            ----------        ----------          ----------         ----------
Net interest income                                              5,182             4,037               9,739              7,616
Provision for loan losses                                          242               378                 348                485
                                                            ----------        ----------          ----------         ----------
Net interest income after provision for loan losses              4,940             3,659               9,391              7,131

Noninterest income
     Service charges on deposit accounts                           284               201                 522                364
     Gains on sale of loans                                         11                20                  21                 20
     Securities gains/(losses)                                       0               (10)                  0                 17
     Other                                                          69               122                 172                259
                                                            ----------        ----------          ----------         ----------
Total noninterest income                                           364               333                 715                660

Noninterest expense
     Salaries and employee benefits                              1,531             1,163               3,032              2,270
     Occupancy expense                                             533               491               1,127                926
     Other                                                       1,721             1,133               3,129              2,066
                                                            ----------        ----------          ----------         ----------
Total noninterest expense                                        3,785             2,787               7,288              5,262
                                                            ----------        ----------          ----------         ----------

Income before income tax                                         1,519             1,205               2,818              2,529
Provision for income tax                                           413               360                 727                755
                                                            ----------        ----------          ----------         ----------

Net income                                                  $    1,106        $      845          $    2,091         $    1,774
                                                            ==========        ==========          ==========         ==========

Weighted average common shares outstanding                   2,376,704         2,122,483           2,373,522          2,118,444
                                                            ==========        ==========          ==========         ==========

Earnings per common share                                   $     0.47        $     0.40          $     0.88         $     0.84
                                                            ==========        ==========          ==========         ==========

Consolidated Condensed Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)



                                            Three months                    Three months
                                              ended                           ended
                                           June 30, 1997                   June 30, 1996
                                       Shares         Equity Total     Shares         Equity Total
                                      ------------------------------  ------------------------------
Balance-beginning of period               2,377,760         $34,219        2,120,778        $25,430

Net income for period                                         1,106                             845

Cash dividends                                                 (288)                           (190)

Issuance of common stock                      4,933             115            4,049             83

Common stock retired                         (6,115)           (207)

Net change in unrealized gain (loss)
  on securities available for sale                              218                            (109)
                                          -------------------------        ------------------------

                                          2,376,578         $35,163        2,124,827        $26,059
                                          =========         =======        =========        =======


                                               Six months                      Six months
                                                 ended                           ended
                                             June 30, 1997                   June 30, 1996
                                      Shares         Equity Total     Shares         Equity Total
                                      ------------------------------  ------------------------------
Balance-beginning of period               2,363,734         $32,386        2,106,897        $25,007

Net income YTD                                                2,091                           1,774

Cash dividends                                                 (574)                           (444)

Issuance of common stock                     18,959           1,397           17,930            331

Common stock retired                         (6,115)           (207)

Net change in unrealized gain (loss)
  on securities available for sale                               70                            (609)
                                          -------------------------        ------------------------
                                          2,376,578         $35,163        2,124,827        $26,059
                                          =========         =======        =========        =======

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)


                                                   Six Months Ended      Six Month Ended
                                                       June 30,             June 30,
                                                         1997                 1996
                                                   ------------------   ------------------
CASH FLOWS FROM OPERATING ACTIVITIES                         $ 10,168              $ 3,448
                                                             --------              -------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net change in interest-bearing deposits
     with banks                                                   438                1,383
  Purchase of securities available for sale                      (830)              (8,478)
  Proceeds from sales of securities
     available for sale                                         5,847                5,945
  Proceeds from maturities, calls, or
     paydowns of securities available for sale                    353                7,880
  Proceeds from maturity and calls of securities
     held to maturity                                                                  335
  Net increase in loans                                       (18,471)             (29,359)
  Proceeds from sale of premises and equipment                                          42
  Purchase of premises and equipment                           (3,240)                (579)
  Net cash provided in acquisitions                                32                  724
                                                             --------              -------

       Net cash used in investing activities                  (15,871)             (22,107)
                                                             --------              -------

Consolidated Statements of Cash Flows - continued (unaudited)
(In thousands of dollars)

CASH FLOWS FROM FINANCING ACTIVITIES


      Net increase in deposits                             20,955    16,381
      Net decrease in federal funds purchased and
         securities sold under agreements to
         repurchase                                        (4,900)
      Proceeds from notes payable                           6,000     7,900
      Payment on notes payable                            (10,508)      (80)
      Proceeds from issuance of common stock                1,190       331
      Payment of dividends                                   (574)     (444)
                                                         --------   -------

         Net cash from financing activities                12,163    24,088
                                                         --------   -------

    Net increase (decrease) in cash and cash
      equivalents                                           6,460     5,429

    Cash and cash equivalents at beginning of period       12,164    14,492
                                                         --------   -------

    Cash and cash equivalents at end of period           $ 18,624   $19,921
                                                         ========   =======

    Assets and liabilities acquired in acquisition
      (refer to Note 4)
         Interest-bearing deposits                                    1,088
         Premises and equipment                               676     1,409
         Acquisition intangibles                            2,214     1,630
         Other assets and accrued interest receivable         313       774
         Loans, net                                        19,955    26,761
         Securities available for sale                      4,488     3,800
         Deposits                                          27,440    32,869
         Other liabilities and accrued interest payable       238       954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of First Manistique Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30 1997, and the six month period ending June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.



NOTE 2 - ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), adopted by the Registrant on January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total costs of the mortgage loan are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The impact on the Registrant's financial position and results of operation through the second quarter of 1996 and 1997 was insignificant. Based on the Registrant's historical level of mortgage originations for sale in the secondary market, management believes that the impact for the year will also be immaterial.

In February 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings per Share". This statement simplifies the standards for computing earnings per share ("EPS"). It replaces the presentation of primary EPS with basic EPS and further requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation. The statement is effective for financial statements issued for periods ending after December 15, 1997, including interim periods; earlier application is not permitted. The statement requires restatement of all prior-period EPS data presented. Management anticipates that adoption of this statement will not materially effect the consolidated financial statements of the Registrant.

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. Management, at this time, can not determine any effect that adoption of this statement will have on the financial statements of the Registrant as comprehensive income is dependent on the amount and nature of assets and liabilities held which generate non-income changes to equity.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries.
The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The statement is not expected to have an effect on the financial position or operating results of the Registrant, but may require additional disclosures in the financial statements.


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

NOTE 5 - SECURITIES

The amortized cost and fair value of securities at June 30, 1997 are shown below:
(In thousands of dollars)


                                                              Gross             Gross
                                        Amortized          Unrealized        Unrealized              Fair
                                          Cost                Gains              Loss                Value
                                        ---------------------------------------------------------------------
Securities Available for Sale

      U.S. Treasury and federal agency    $12,203                 $13                $258             $11,958
      State and political subdivisions        887                   -                  15                 872
      Other                                 4,166                   -                  11               4,155
                                          -------------------------------------------------------------------
         Total                            $17,256                 $13                $284             $16,985
                                          ====================================================================


The amortized cost and fair value of securities by contractual maturity at June 30, 1997, are shown below, in thousands of dollars



                                           Available for Sale
                                          Amortized        Fair
                                             Cost         Value
                                        --------------------------
Due in one year or less                      $ 6,153       $ 6,165
Due after one year through five years          1,114         1,097
Due after five years through ten years         1,020         1,012
Due after ten years                            8,969         8,711
                                             ---------------------

                                             $17,256       $16,985
                                             =====================

NOTE 6 - LOANS

Loans presented in the consolidated condensed balance sheet are comprised of the following classifications at June 30, 1997 and December 31, 1996:
(In thousands of dollars)


                                                June 30,        December 31,
                                                  1997            1996
                                                --------        --------

Loans:
 Commercial, financial and agricultural         $157,862        $141,555
 Commercial leases                                46,686          47,686
 1-4 family residential real estate               91,745          80,592
 Consumer                                         39,087          31,156
 Construction                                     18,054          13,897
                                                --------        --------

                                                $353,434        $314,886
                                                ========        ========

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the six months ended June 30, 1997 and 1996, are summarized as follows:

                          (In thousands of dollars)


                                                June 30,        June 30,
                                                  1997           1996
                                                ---------     ---------
Balance at beginning of period                  $     4,591   $    3,137
Charge offs                                            (257)        (158)
Recoveries                                               81           84
Allowance transferred from purchase of
   U.P. Financial, Inc.                                 298
Allowance transferred from purchase of
   South Range State Bank                                            285
Provision for loan loss                                 348          485
                                                -----------   ----------
Balance at end of period                        $     5,061   $    3,833
                                                ===========   ==========


Information regarding impaired loans is as follows:
                                                    6/30/97      12/31/96
                                                  -----------  -----------
 Average investment in impaired loans              $5,090,490   $2,914,955
 Interest income recognized on impaired loans
     including interest income recognized on
     cash basis                                       116,933       99,215
Interest income recognized on impaired loans on
     cash basis                                       104,385       98,098


 Balance of impaired loans                         $5,715,202   $4,486,883
 Less portion for which no allowance for loan
     loss is allocated                              2,033,773      805,454
                                                   ----------   ----------

     Portion of impaired loan balance for which
         an allowance for credit losses is
         allocated                                 $3,681,429   $3,681,429
                                                   ===========  ==========

     Portion of allowance for loan losses
         allocated to the impaired loan balance    $  423,489   $  467,877
                                                   ===========  ==========

The Registrant was a secured creditor of leases issued to Bennett Funding
Group, Inc. ("BFG"), and Aloha Capital Corporation ("ACC"), a subsidiary of
BFG. BFG filed Chapter 11 Bankruptcy on March 29, 1996, and ACC filed involuntary bankruptcy in April of 1996. A bankruptcy trustee was appointed on April 19, 1996, and after that date, all payments for creditors of BFG and ACC were seized. The Registrant held leases with BFG totaling $2,792,651 on December 31, 1995. The Registrant subsequently made an additional lease with ACC in the amount of $500,699 during January of 1996. The Registrant held first lien positions on all leases held. This was confirmed when, in June of 1996, the trustee provided a list of creditors identified as those holding double pledged paper and the Registrant was not listed. On October 10, 1996, the Bankruptcy Court approved an agreement which was reached between the Registrant and the trustee. According to the terms of this settlement, the trustee purchased the Registrant's outstanding loans, together with all notes, security agreements, and rights to collateral relating to the same. All other claims or disputes between the trustee and/or BFG and the Registrant were released, waived, or settled. The settlement included the granting of a loan in the amount of $3,682,000 to Resort Funding, Inc. ("RFI"), of which $1,516,000 are new funds. RFI is a subsidiary of BFG which is 100% operated by the trustee. This entity is not in bankruptcy. The primary collateral for this loan is a real estate mortgage interest in a commercial real estate project in South Carolina. The payment stream of the old collateral and RFI pledged properties are additional collateral for this loan. The new loan to RFI closed on November 22, 1996, and the trustee purchased ten of the Registrant's existing loans including all amounts owing thereunder and rights of the Registrant related there to (including all of the Registrant's rights to collateral for such loans), for the purchase price of $2,166,000. The Registrant will receive interest only for sixty months with a payment of principal due at maturity. The interest rate has been set at 3.00% per annum based on a 365-366 day year for actual days elapsed. There has been a separate settlement agreement for the other two blocks of BFG leases owned by the Registrant. One lease, to Americorp, with a balance of $329,894, has a separate settlement agreement for $.50 per $1.00 of principal collected by the trustee. The entire amount of principal has been charged-off due to anticipated lengthy court delays. This lease was insured by an off-shore insurance company which is being sued by the trustee. The final lease was a separate note to Aloha Capital with an original amount of $500,699. An agreement to settle has been reached for $.65 per $1.00 of outstanding principal. The full amount of principal was charged-off and the Registrant has recovered $155,908 through August 7, 1997. Management anticipates full recovery of it's settlement dollars in all settlements.


NOTE 8 - DEPOSITS


The following is an analysis of interest-bearing deposits as of June 30, 1997 and December 31, 1996.
(In thousands of dollars)


                                                 June 30,     December 31,
                                                   1997         1996
                                              ------------  ------------

Savings and interest-bearing checking              $155,517     $151,936
Time:   In denominations under $100,000             132,940       97,666
        In denomination of $100,000 or more          27,016       21,850
                                                   --------     --------

                                                   $315,473     $271,452
                                                   ========     ========

NOTE 9 - OTHER BORROWINGS

Other borrowings consists of the following at June 30, 1997 and December 31, 1996:
(In thousands of dollars)


                                                     June 30,      December 31,
                                                       1997           1996
                                                  ------------  ---------------

Federal Home Loan bank advances (8), at
 various rates with various maturities (see
 annual financial statements).                       $ 13,820      $ 16,078

Federal Home Loan Bank, fixed-rate advance
 at 5.87%, matures July 14, 1997                        3,000

Federal Home Loan Bank, fixed-rate advance
 at 5.91%, matures August 12, 1997.                     2,000

Farmer's Home Administration, $2,000,000
 fixed rate line agreement maturing August 24, 2024:
 Interest payable at 1%                                 2,000         2,000

Bank line of credit, $4,000,000 variable
 rate line agreement maturing February 1, 1999:
 interest payable at the bank's prime rate - 8.50%
 at June 30, 1997.                                          0             0

Notes Payable to South Range State Bank's former
 stockholders, maturing in three equal
 annual installments beginning February 1, 1997:
 interest payable at 5.20%.                             1,575         2,363
                                                      -------       -------

                                                      $22,395       $20,441
                                                      =======       =======

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1996 and June 30, 1997. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
           RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the second quarter of 1997. The discussion should be read in conjunction with those statements and their accompanying notes.

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

Year to date consolidated net income was $2,091,000 through June 30, 1997 compared to $1,774,000 for the same period in 1996. Return on consolidated average assets for the period was 1.02% compared to 1.07% for the same period in 1996. Earnings per share increased from $0.84 through the second quarter ending June 30, 1996, to $.88 for the same period in 1997.



FINANCIAL CONDITION

LOANS

Through the second quarter of 1997, loan balances increased by $38.5 million. The acquisition of UP Financial accounted for $20.3 million of this increase and the remainder was due to internal loan growth. The loan to deposit ratio has decreased from 103.2% at December 31, 1996, to 100.0% at June 30, 1997. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At June 30, 1997 the allowance for loan losses was equal to 1.43% of total loans outstanding compared to 1.46% at December 31, 1996.

The majority of the increase in impaired loans from December 31, 1996 to June 30, 1997 consisted of credit extended to one car dealer. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure to loss.

Commercial real estate loans have increased by $10.1 million through the second quarter of 1997 to $75,618,000 at June 30, 1997, mainly due to the acquisition of UP Financial. Through the second quarter of 1997, loans to general commercial businesses increased $6.2 million to $82,244,000. Commercial leases increased $.1 million to $19,045,000 at June 30, 1997 and governmental leases decreased $1.1 million to $27,641,000. No leases were obtained with the purchase of UP Financial. The activity in leases are due to the Registrant's efforts to build this area of the loan portfolio. Growth in the classification of 1-4 family residential loans in the amount of $11.2 million has occurred mainly due to the acquisition of UP Financial. Consumer loans have increased $7.9 million through the second quarter of 1997 due mainly to the acquisition of UP Financial. Construction loans have increased $4.2 million due mainly to the purchase of UP Financial as well as an increase in this type of lending activity. The table below shows total portfolio loans outstanding, in thousands of dollars, at June 30, 1997, and December 31, 1996, and their percentage of the total loan portfolio.



                                                    June 30,               December 31,
                                                      1997   % of total       1996     % of total
                                                  ---------------------   -----------------------
Loans:
 Commercial real estate                            $ 75,618      21.40%     $ 65,522      20.81%
 Commercial, financial and agricultural              82,244      23.27%       76,033      24.15%
 Leases
     Commercial                                      19,045       5.39%       18,974       6.03%
     Governmental                                    27,641       7.82%       28,712       9.12%
 1-4 family residential real estate                  91,745      25.96%       80,592      25.59%
 Consumer                                            39,087      11.06%       31,156       9.89%
 Construction                                        18,054       5.10%       13,897       4.41%
                                                  ---------                 --------
     Total                                         $353,434                 $314,886
                                                  =========                 ========

CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in it's historical charge-off percentage. Charge-offs for the period ending June 30, 1997 have increased $99,000 from the same period in 1996. This is mainly the result of a $73,000 increase in installment loan charge-offs. The provision for loan losses has decreased from the period ending June 30, 1996 to the same period in 1997 as a result of the Registrant's adequate percentage of allowance to loans. See Note 7 to the second quarter financial statements for a discussion of certain lease receivables.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of June 30, 1997, and December 31, 1996.


                                June 30,  December 31,
                                 1997        1996
                                --------  ------------
Nonaccrual loans                 $1,406         $49
Loans 90 or more days past due    2,364          68
Renegotiated loans                  0             0





INVESTMENTS

Available for sale securities decreased $.7 million through the second quarter of 1997 due to the sale of one security. The mix of the portfolio remained relatively unchanged from December 31, 1996. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.



DEPOSITS

Total deposits through the second quarter have increased $48.4 million. A substantial portion, $27.4 million, of the increase came from the acquisition of UP Financial. The remainder came as a result of internal deposit growth. Interest bearing deposit balances increased through June 30, 1997, continuing a trend from last fiscal year. The increase in interest bearing deposits came from a $3.6 million increase in savings and interest-bearing checking, a $35.3 million increase in time deposits less than $100,000, and a $5.2 million increase in time deposits less than $100,000 (refer to the table presented in Note 8 to the second quarter financial statements above). The time deposits of $100,000 or more consist of stable, government balances and balances from retail customers.

BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant has begun to use alternative funding sources to provide funds for lending activities. Other borrowings increased by $2.0 million through the second quarter (refer to the table presented in Note 9 to the second quarter financial statements above for the composition of the increase), the majority of which was used in general operations at North Country Bank and Trust and in the purchase of UP Financial. At June 30, 1997, $18.8 of the total borrowings were from the Federal Home
Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.




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



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income through June 30, 1997 increased by 31.7%, compared to the same period one year ago. The net interest margin at June 30, 1997 was 4.95%, compared to 4.97% for all of 1996. The net yield on interest earning assets remained relatively constant. Interest income from loans represented 95.8% of total interest income through the second quarter of 1997 compared to 92.0% for the same period of 1996. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.



PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses has decreased $137,000 through June 30, 1997 compared to the same period in 1996 as a result of the Registrant's adequate percentage of allowance to loans.


NONINTEREST INCOME

Service charges on deposit accounts increased $158,000 through the second quarter of 1997 vs. the second quarter of 1996 mainly due to the acquisition of UP Financial. Gains on sales of loans has remained stable through the second quarter of 1997 vs. the second quarter of 1996. Securities gains have decreased $17,000 due to reduced sale activity in the investment portfolio. Other noninterest income decreased $87,000 through the second quarter of 1997 vs. the second quarter of 1996 due mainly to a reduction of foreign exchange income.



NONINTEREST EXPENSES

Noninterest expense showed an increase of 38.5% through June 30, 1997 compared to the same period of 1996. The increase is consistent with the Registrant's asset growth. Salary expense increased mainly due to an increase in full-time equivalent employees at June 30, 1997 vs. June 30, 1996 (due to the Registrant's purchase of UP Financial and the opening of additional branches). Occupancy expense increased due to the purchase of UP Financial and the opening of additional branches. Other noninterest expense increased due to the purchase of UP Financial, the opening of additional branches, and increased costs associated with out-sourcing of the computer processing for the Registrant's subsidiary banks. While the increases were expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.



FEDERAL INCOME TAX

The provision for income taxes was 25.8% of income before income tax through June 30, 1997 compared to 29.9% through June 30, 1996. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger portion of total interest income.


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



CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratio's at June 30, 1997 and 1996.

                                                  June 30, 1997
                                             Required           Actual
                                            $        %       $        %
                                         -------  -------  --------  ------

     Tier 1 risk-adjusted capital ratio  $12,538    4.00%  $ 28,431   9.07%

     Total risk-adjusted capital ratio   $25,077    8.00%  $ 32,363  10.32%

     Tier 1 leverage ratio               $16,137    4.00%  $ 28,431   7.05%


     Tier 1 capital                                        $ 28,431
     Tier 2 capital                                           3,932
     Total risk-based capital                                32,363
     Total risk-weighted assets                             313,457
     Average total assets                                   403,429


                                                  June 30, 1996
                                             Required           Actual
                                            $        %       $        %
                                         -------  -------  --------  ------


      Tier 1 risk-adjusted capital ratio  $ 9,796  4.00%  $ 21,513   8.78%

      Total risk-adjusted capital ratio   $19,592  8.00%  $ 24,574  10.03%

      Tier 1 leverage ratio               $13,144  4.00%  $ 21,513   6.55%


      Tier 1 capital                                      $ 21,513
      Tier 2 capital                                         3,061
      Total risk-based capital                              24,574
      Total risk-weighted assets                           244,911
      Average total assets                                 328,588

                          PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


ITEM 2.  CHANGES IN SECURITIES.

None.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

There have been no defaults upon senior securities relevant to the requirements of this section.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

The Annual Meeting of Shareholders of the Registrant was held on April 15, 1997. At the meeting, the following items were voted on and passed:

     *The election of three directors - to be elected for terms expiring in
      2000.
     *Proposal to approve a stock compensation plan for key employees. *Proposal to approve a stock option plan for non-employee directors.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this report:


 Number     Exhibit
---------   -------

   27       Financial Data Schedule.  Filed herewith.



The following documents are filed as part of Part I, Item 1 of this report:

      Consolidated Balance Sheets - June 30, 1997 (Unaudited) and December 31, 1996
            (Audited)

      Consolidated Statements of Income - Three months ended June 30, 1997 and 1996
            (Unaudited), and six months ended June 30, 1997 and 1996 (Unaudited)

      Consolidated Statement of Changes in Shareholders' Equity - Three months ended June 30, 1997 and 1996 (Unaudited), and six months ended
            June 30, 1997 and 1996 (Unaudited)

      Consolidated Statement of Cash Flows - Six months ended June 30, 1997 and
            1996 (Unaudited)

      Notes to consolidated financial statements - June 30, 1997


(b) Report on Form 8-K.  Previously filed on April 17, 1997 (Commission File
      Number 2-54663).   Here incorporated by reference

                                 SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MANISTIQUE CORPORATION
     (Registrant)


                              /s/ Ronald G. Ford
----                          -------------------------
Date                          RONALD G. FORD, CEO


                              /s/ Richard B. Demers
----                          -------------------------
Date                          RICHARD B. DEMERS, COO &
                              Chief Accounting Office

                              INDEX TO EXHIBITS



Exhibit                                 Description
-------                                 -----------

   27                                   Financial Data Schedule