Form 10-K405/A
period 1996-12-31
FIRST MANISTIQUE CORP
filed 1997-10-24
CIK 36506

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-K/A

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



                        REPORT OF INDEPENDENT AUDITOR



Board of Directors and Shareholders
First Manistique Corporation
Manistique, Michigan



We have audited the accompanying consolidated statements of income, shareholders' equity and cash flows of First Manistique Corporation for the year ended December 31, 1994. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and the cash flows of First Manistique Corporation for the year ended December 31, 1994 in conformity with generally accepted accounting principles.

The Corporation changed its method of accounting for securities in 1994 to conform to new accounting guidance.

                                        Schneider, Larche, Haapala & Company

Escanaba, Michigan
March 10, 1995

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

                                         FIRST MANISTIQUE CORPORATION
                                         (Registrant)



                                         Ronald G. Ford
                                         President


Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below as of October 24, 1997, by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.





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


10(d) Amendment to Employment Contract between North Country Bank and Trust and Ronald G. Ford. Here incorporated by reference.


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


21       Subsidiaries of the Registrant.  Here incorporated by reference.



27 Financial Data Schedule - year ended December 31, 1996. Here incorporated by reference.