Form 10-Q
period 1997-09-30
FIRST MANISTIQUE CORP
filed 1997-11-12
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 1997    Commission file number: 0-20167

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

As of November 10, 1997, there were outstanding 2,384,648 shares of the registrant's common stock, no par value.

                   PART I - FINANCIAL INFORMATION (unaudited)


ITEM 1.  FINANCIAL STATEMENTS.
------------------------------
Consolidated Condensed Balance Sheets
(In thousands of dollars)
                                                            September 30,       December 31,
                                                                1997               1996
                                                             ---------          ------------
ASSETS
   Cash and due from banks                                  $  13,288           $    11,764
   Federal funds sold                                           9,992                   400
                                                            ---------           -----------
       Total cash and cash equivalents                         23,280                12,164

   Interest-bearing deposits with banks                            97                   535
   Securities available for sale                               12,961                17,761
   Loans, net of unearned income                              359,530               314,886
   Allowance for loan losses                                   (5,494)               (4,591)
                                                            ---------           -----------
       Net loans                                              354,036               310,295


   Premises and equipment                                      17,546                14,476
   Other assets                                                13,626                11,929
                                                            ---------           -----------

                               TOTAL ASSETS                 $ 421,546           $   367,160
                                                            =========           ===========


LIABILITIES AND SHAREHOLDERS' EQUITY
   Deposits
     Noninterest-bearing                                    $  39,202           $    33,787
     Interest-bearing                                         324,948               271,452
                                                            ---------           -----------
       Total deposits                                         364,150               305,239

   Federal funds purchased and securities sold
     under agreement to repurchase                                700                 5,700
   Other borrowings                                            16,733                20,441
   Accrued expenses and other liabilities                       3,724                 3,394
                                                            ---------           -----------
                           TOTAL LIABILITIES                  385,307               334,774

   Shareholders' equity
     Preferred stock, no par value, 500,000 shares
        authorized, no shares outstanding
     Common stock, no par value, 6,000,000 shares
        authorized; outstanding: 2,382,607 at 9/30/97 and
        2,363,734 at 12/31/96                                  20,165                18,880
     Retained earnings                                         16,183                13,756
     Unrealized loss on securities available for sale, net       (109)                 (250)
                                                            ---------           -----------
             TOTAL SHAREHOLDERS' EQUITY                        36,239                32,386
                                                            ---------           -----------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $ 421,546           $   367,160
                                                            =========           ===========

Consolidated Condensed Statements of Income (unaudited)

(In thousands of dollars)
                                                                     Three Months Ended                 Nine Months Ended
                                                                        September 30,                      September 30,
                                                                  1997               1996             1997               1996
                                                           ---------------   ----------------  ---------------   ----------------
Interest income
     Loans, including fees                                    $    8,988         $    6,898       $   25,571         $   19,319
     Securities
        Taxable                                                      223                366              797              1,123
        Exempt from federal taxation                                   9                 21               26                 67
     Other                                                           109                132              237                402
                                                              ----------         ----------       ----------         ----------
Total interest income                                              9,329              7,417           26,631             20,911

Interest expense
     Deposits                                                      3,782              3,010           10,712              8,565
     Borrowed Funds                                                  298                222              931                544
                                                              ----------         ----------       ----------         ----------
Total interest expense                                             4,080              3,232           11,643              9,109
                                                              ----------         ----------       ----------         ----------
Net interest income                                                5,249              4,185           14,988             11,802
Provision for loan losses                                            530                599              878              1,084
                                                              ----------         ----------       ----------         ----------
Net interest income after provision for loan losses                4,719              3,586           14,110             10,718

Noninterest income
     Service charges on deposit accounts                             334                194              856                558
     Gains on sale of loans                                           20                 10               41                 30
     Securities gains/(losses)                                       (17)                 0              (17)                17
     Other                                                            91                150              263                409
                                                              ----------         ----------       ----------         ----------
Total noninterest income                                             428                354            1,143              1,014

Noninterest expense
     Salaries and employee benefits                                1,405              1,284            4,437              3,554
     Occupancy                                                       540                514            1,667              1,439
     Other                                                         1,793              1,267            4,923              3,335
                                                              ----------         ----------       ----------         ----------
Total noninterest expense                                          3,738              3,065           11,027              8,328
                                                              ----------         ----------       ----------         ----------

Income before income tax                                           1,409                875            4,226              3,404
Income tax expense                                                   194                269              921              1,025
                                                              ----------         ----------       ----------         ----------

Net income                                                    $    1,215         $      606       $    3,305         $    2,379
                                                              ==========         ==========       ==========         ==========

Weighted average common shares outstanding                     2,381,542          2,170,360        2,376,225          2,135,876
                                                              ==========         ==========       ==========         ==========

Earnings per common share                                     $     0.51         $     0.28       $     1.39         $     1.11
                                                              ==========         ==========       ==========         ==========

Consolidated Condensed Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)



                                               Three months                    Three months
                                                  ended                           ended
                                            September 30, 1997              September 30, 1996
                                       Shares         Equity Total     Shares         Equity Total
                                      ------------------------------  ------------------------------

Balance-beginning of period               2,376,578        $ 35,163        2,124,827       $ 26,059

Net income for period                                         1,215                             606

Cash dividends                                                 (305)                           (213)

Issuance of common stock                      7,529             160          178,117          4,170

Common stock retired                         (1,500)            (65)

Net change in unrealized gain (loss)
  on securities available for sale                               71                             137
                                      -----------------------------        ------------------------

                                          2,382,607        $ 36,239        2,302,944       $ 30,759
                                          =========        ========        =========       =========



                                            Nine months                     Nine months
                                              ended                           ended
                                      September 30, 1997              September 30, 1996
                                      Shares         Equity Total     Shares         Equity Total
                                      ------------------------------  ------------------------------
Balance-beginning of period               2,363,734        $ 32,386        2,106,897       $ 25,007

Net income YTD                                                3,305                           2,379

Cash dividends                                                 (878)                           (656)

Issuance of common stock                     26,488           1,557          196,047          4,500

Common stock retired                         (7,615)           (272)

Net change in unrealized gain (loss)
  on securities available for sale                              141                            (471)
                                      -----------------------------        ------------------------
                                          2,382,607        $ 36,239        2,302,944       $ 30,759
                                          =========        ========        =========       ========

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)



                                                      Nine Months Ended       Nine Month Ended
                                                         September 30,          September 30,
                                                             1997                   1996
                                                      ------------------     -----------------
CASH FLOWS FROM OPERATING ACTIVITIES                        $   6,303             $   5,770
                                                            ---------             ---------

CASH FLOWS FROM INVESTING ACTIVITIES

  Net change in interest-bearing deposits
    with banks                                                    438                 1,617
  Purchase of securities available for sale                      (830)               (8,478)
  Proceeds from sales of securities
     available for sale                                         9,847                 5,945
  Proceeds from maturities, calls, or
     paydowns of securities available for sale                    488                 9,180
  Proceeds from maturity and calls of securities
     held to maturity                                                                   835
  Net increase in loans                                       (24,664)              (46,139)
  Proceeds from sale of premises and equipment                                           65
  Purchase of premises and equipment                           (3,668)               (1,405)
  Net cash provided in acquisitions                                32                   724
                                                            ---------             ---------

       Net cash used in investing activities                  (18,357)              (37,656)
                                                            ---------             ---------

Consolidated Statements of Cash Flows - continued (unaudited)
(In thousands of dollars)


CASH FLOWS FROM FINANCING ACTIVITIES


     Net increase in deposits                              31,471    28,664
     Net (decrease)/increase in federal funds purchased
       and securities sold under agreements to
       repurchase                                          (5,000)      400
     Proceeds from notes payable                           14,950     7,900
     Payment on notes payable                             (18,658)   (2,980)
     Proceeds from issuance of common stock                 1,286     4,500
     Payment of dividends                                    (879)     (656)
                                                         --------   -------

     Net cash from financing activities                    23,170    37,828
                                                         --------   -------

   Net increase (decrease) in cash and cash
     equivalents                                           11,116     5,942

   Cash and cash equivalents at beginning of period        12,164    14,492
                                                         --------   -------

   Cash and cash equivalents at end of period            $ 23,280   $20,434
                                                         ========   =======


   Assets and liabilities acquired in acquisition
     (refer to Note 4)
        Interest-bearing deposits                                     1,088
        Premises and equipment                                676     1,409
        Acquisition intangibles                             2,214     1,630
        Other assets and accrued interest receivable          313       774
        Loans, net                                         19,955    26,761
        Securities available for sale                       4,488     3,800
        Deposits                                           27,440    32,869
        Other liabilities and accrued interest payable        238       954

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements of First Manistique Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending September 30 1997, and the nine month period ending September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.


NOTE 2 - ACCOUNTING CHANGES

The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards No. 122, Accounting for Mortgage Servicing Rights (SFAS No. 122), adopted by the Registrant on January 1, 1996. This Statement changes the accounting for mortgage servicing rights retained by the loan originator. Under the Statement, if the originator sells or securitizes mortgage loans and retains the related servicing rights, the total costs of the mortgage loan are allocated between the loan (without the servicing rights) and the servicing rights, based on their relative fair values. The costs allocated to mortgage servicing rights will be recorded as a separate asset and amortized in proportion to, and over the life of, the net servicing income. The carrying value of the mortgage servicing rights will be periodically evaluated for impairment. Impairment will be recognized using the fair value of individual stratum of servicing rights based on the underlying risk characteristics of the serviced loan portfolio, compared to an aggregate portfolio approach under existing accounting guidance. The impact on the Registrant's financial position and results of operation through the third quarter of 1996 and 1997 was insignificant. Based on the Registrant's historical level of mortgage originations for sale in the secondary market, management believes that the impact for the year will also be immaterial.

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

NOTE 5 - SECURITIES

The amortized cost and fair value of securities at September 30, 1997 are shown below:

(In thousands of dollars)

                                                                   Gross          Gross
                                                Amortized        Unrealized     Unrealized        Fair
                                                 Cost          Gains              Loss          Value
                                                ------------------------------------------------------
Securities Available for Sale

          U.S. Treasury and federal agency      $ 8,070           $  10           $161         $ 7,919
          State and political subdivisions          885               -              9             876
          Other                                   4,166               -              -           4,166
                                                -------           -----           ----         -------
             Total                              $13,121           $  10           $170         $12,961
                                                =======           =====           ====         =======




The amortized cost and fair value of securities by contractual maturity at September 30, 1997, are shown below, in thousands of dollars

                                                   Available for Sale
                                                 ------------------------
                                                 Amortized         Fair
                                                   Cost            Value
                                                 ------------------------
       Due in one year or less                     $  5,146      $  5,157
       Due after one year through five years          1,079         1,067
       Due after five years through ten years         1,017         1,012
       Due after ten years                            5,879         5,725
                                                   --------      --------

                                                   $ 13,121      $ 12,961
                                                   ========      ========

NOTE 6 - LOANS

Loans presented in the consolidated condensed balance sheet are comprised of the following classifications at September 30, 1997 and December 31, 1996:
(In thousands of dollars)

                                                                      September 30,     December 31,
                                                                          1997             1996
                                                                      --------------   -------------
Loans:
    Commercial, financial and agricultural                            $  166,932       $   141,555
    Commercial leases                                                     46,302            47,686
    1-4 family residential real estate                                    93,140            80,592
    Consumer                                                              37,845            31,156
    Construction                                                          15,311            13,897
                                                                      ----------       -----------
                                                                      $  359,530       $   314,886
                                                                      ==========       ===========

NOTE 7 - ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 1997 and 1996, are summarized as follows:

                                                   (In thousands of dollars)

                                                        September 30,              September 30,
                                                            1997                        1996
                                                        -------------              -------------
Balance at beginning of period                          $    4,591                 $     3,137
Charge offs                                                   (370)                       (325)
Recoveries                                                      97                          97
Allowance transferred from purchase of
   U.P. Financial, Inc.                                        298
Allowance transferred from purchase of
   South Range State Bank                                                                  285
Provision for loan loss                                        878                       1,084
                                                        ----------                 -----------
Balance at end of period                                $    5,494                 $     4,278
                                                        ==========                 ===========

Information regarding impaired loans is as follows:
                                                           9/30/97                    12/31/96
                                                        ----------                 -----------
 Average investment in impaired loans                   $5,076,419                 $ 2,914,955
 Interest income recognized on impaired loans
     including interest income recognized on
     cash basis                                            189,047                      99,215
Interest income recognized on impaired loans on
     cash basis                                            154,186                      98,098


 Balance of impaired loans                              $5,707,107                 $ 4,486,883
 Less portion for which no allowance for loan
     loss is allocated                                   2,026,586                     805,454
                                                        ----------                 -----------

     Portion of impaired loan balance for which
         an allowance for credit losses is
         allocated                                      $3,680,521                 $ 3,681,429
                                                        ==========                 ===========

     Portion of allowance for loan losses
         allocated to the impaired loan balance         $  423,489                 $   467,877
                                                        ==========                 ===========

The Registrant was a secured creditor of leases issued to Bennett Funding Group, Inc. ("BFG"), and Aloha Capital Corporation ("ACC"), a subsidiary of BFG. BFG filed Chapter 11 Bankruptcy on March 29, 1996, and ACC filed involuntary bankruptcy in April of 1996. A bankruptcy trustee was appointed on April 19, 1996, and after that date, all payments for creditors of BFG and ACC were seized. The Registrant held leases with BFG totaling $2,792,651 on December 31, 1995. The Registrant subsequently made an additional lease with ACC in the amount of $500,699 during January of 1996. The Registrant held first lien positions on all leases held. This was confirmed when, in June of 1996, the trustee provided a list of creditors identified as those holding double pledged paper and the Registrant was not listed. On October 10, 1996, the Bankruptcy Court approved an agreement which was reached between the Registrant and the trustee. According to the terms of this settlement, the trustee purchased the Registrant's outstanding loans, together with all notes, security agreements, and rights to collateral relating to the same. All other claims or disputes between the trustee and/or BFG and the Registrant were released, waived, or settled. The settlement included the granting of a loan in the amount of $3,682,000 to Resort Funding, Inc. ("RFI"), of which $1,516,000 are new funds. RFI is a subsidiary of BFG which is 100% operated by the trustee. This entity is not in bankruptcy. The primary collateral for this loan is a real estate mortgage interest in a commercial real estate project in South Carolina. The payment stream of the old collateral and RFI pledged properties are additional collateral for this loan. The new loan to RFI closed on November 22, 1996, and the trustee purchased ten of the Registrant's existing loans including all amounts owing thereunder and rights of the Registrant related there to (including all of the Registrant's rights to collateral for such loans), for the purchase price of $2,166,000. The Registrant will receive interest only for sixty months with a payment of principal due at maturity. The interest rate has been set at 3.00% per annum based on a 365-366 day year for actual days elapsed. There has been a separate settlement agreement for the other two blocks of BFG leases owned by the Registrant. One lease, to Americorp, with a balance of $329,894, has a separate settlement agreement for $.50 per $1.00 of principal collected by the trustee. The entire amount of principal has been charged-off due to anticipated lengthy court delays. This lease was insured by an off-shore insurance company which is being sued by the trustee. The final lease was a separate note to Aloha Capital with an original amount of $500,699. An agreement to settle has been reached for $.65 per $1.00 of outstanding principal. The full amount of principal was charged-off and the Registrant has recovered $155,973 through September 30, 1997. Management anticipates full recovery of it's settlement dollars in all settlements.


NOTE 8 - DEPOSITS


The following is an analysis of interest-bearing deposits as of September 30, 1997 and December 31, 1996.

(In thousands of dollars)
                                                    September 30,       December 31,
                                                        1997               1996
                                                    -------------       -------------
Savings and interest-bearing checking                $  161,203          $  151,936
Time:   In denominations under $100,000                 137,363              97,666
        In denomination of $100,000 or more              26,382              21,850
                                                     ----------          ----------

                                                     $  324,948          $  271,452
                                                     ==========          ==========

NOTE 9 - OTHER BORROWINGS

Other borrowings consists of the following at September 30, 1997 and December 31, 1996:
(In thousands of dollars)

                                                                  September 30,      December 31,
                                                                      1997               1996
                                                                  -------------      ------------
Federal Home Loan bank advances (6), at
 various rates with various maturities (see
 annual financial statements).                                        $ 12,520        $   16,078

Federal Home Loan Bank, fixed-rate advance
 at 5.72%, matures November 20, 1997.                                      700

Farmer's Home Administration, $2,000,000
 fixed rate line agreement maturing August 24, 2024:
 interest payable at 1%                                                  1,938             2,000

Bank line of credit, $4,000,000 variable
 rate line agreement maturing February 1, 1999:
 interest payable at the bank's prime rate - 8.50%
 at June 30, 1997.                                                           0                 0

Notes Payable to South Range State Bank's former
 stockholders, maturing in three equal
 annual installments beginning February 1, 1997:
 interest payable at 5.20%.                                              1,575             2,363
                                                                      --------        ----------

                                                                      $ 16,733        $   20,441
                                                                      ========        ==========

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1996 and September 30, 1997. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the third quarter of 1997. The discussion should be read in conjunction with those statements and their accompanying notes.

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

Year to date consolidated net income was $3,305,000 through September 30, 1997 compared to $2,379,000 for the same period in 1996. Earnings per share increased from $1.11 through the third quarter ending September 30, 1996, to $1.39 for the same period in 1997.


FINANCIAL CONDITION

LOANS

Through the third quarter of 1997, loan balances increased by $44.6 million. The acquisition of UP Financial accounted for $20.3 million of this increase and the remainder was due to internal loan growth. The loan to deposit ratio has decreased from 103.2% at December 31, 1996, to

98.7% at September 30, 1997. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At September 30, 1997 the allowance for loan losses was equal to 1.53% of total loans outstanding compared to 1.46% at December 31, 1996.

The majority of the increase in impaired loans from December 31, 1996 to September 30, 1997 (as shown in the table presented below in the section headed "Credit Quality") consisted of credit extended to one car dealer. The loan loss reserve allocated to this loan is adequate to meet the estimated exposure to loss.

Commercial real estate loans have increased by $12.6 million through the third quarter of 1997 to $78,123,000 at September 30, 1997, mainly due to the acquisition of UP Financial. Through the third quarter of 1997, loans to general commercial businesses increased $12.8 million to $88,809,000. Commercial leases increased $.8 million to $19,724,000 at September 30, 1997 and governmental leases decreased $2.1 million to $26,578,000. No leases were obtained with the purchase of UP Financial. Growth in the classification of 1-4 family residential loans in the amount of $12.5 million has occurred mainly due to the acquisition of UP Financial. Consumer loans have increased $6.7 million through the third quarter of 1997 due mainly to the acquisition of UP Financial. Construction loans have increased $1.4 million due mainly to the purchase of UP Financial.

The table below shows total portfolio loans outstanding, in thousands of dollars, at September 30, 1997, and December 31, 1996, and their percentage of the total loan portfolio.



                                              September 30,             December 31,
                                                 1997       % of total      1996       % of total
                                             -------------------------    -----------------------
Loans:
 Commercial real estate                      $      78,123    21.73%      $ 65,522     20.81%
 Commercial, financial and agricultural             88,809    24.70%        76,033     24.15%
 Leases
    Commercial                                      19,724     5.49%        18,974      6.03%
    Governmental                                    26,578     7.39%        28,712      9.12%
 1-4 family residential real estate                 93,140    25.91%        80,592     25.59%
 Consumer                                           37,845    10.53%        31,156      9.89%
 Construction                                       15,311     4.25%        13,897      4.41%
                                             -------------                --------
     Total                                   $     359,530                $314,886
                                             =============                ========

CREDIT QUALITY

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in it's historical charge-off percentage. Charge-offs for the period ending September 30, 1997 have increased $45,000 from the same period in 1996. This is mainly the result of a $21,000 increase in both real estate and installment loan charge-offs. The provision for loan losses has decreased from the period ending September 30, 1996 to the same period in 1997 as a result of the Registrant's adequate percentage of allowance to loans. See Note 7 to the third quarter financial statements for a discussion of certain lease receivables.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of September 30, 1997, and December 31, 1996.


                                            September 30,  December 31,
                                               1997           1996
                                            -------------  ------------
Nonaccrual loans                              $ 2,369           $  49
Loans 90 or more days past due                  1,116              68
Renegotiated loans                                  0               0

INVESTMENTS

Available for sale securities decreased $4.8 million through the third quarter of 1997 due to the sale of two securities and one security being called. The mix of the portfolio remained relatively unchanged from December 31, 1996. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.

DEPOSITS

Total deposits through the third quarter have increased $58.9 million. A substantial portion, $27.4 million, of the increase came from the acquisition of UP Financial. The remainder came as a result of internal deposit growth. Interest bearing deposit balances increased through September 30, 1997, continuing a trend from last fiscal year. The increase in interest bearing deposits came from a $9.3 million increase in savings and interest-bearing checking, a $39.7 million increase in time deposits less than $100,000, and a $4.5 million increase in time deposits less than $100,000 (refer to the table presented in Note 8 to the third quarter financial statements above). The time deposits of $100,000 or more consist of stable, government balances and balances from retail customers.

BORROWINGS

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant uses alternative funding sources to provide funds for lending activities. Other borrowings decreased by $3.7 million through the third quarter (refer to the table presented in Note 9 to the third quarter financial statements above for the composition of the decrease) as management has made an effort to reduce the outstanding borrowings of the banking subsidiaries. At September 30, 1997, $12.9 of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.


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



RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income through September 30, 1997 increased by 27.0%, compared to the same period one year ago. The net interest margin at September 30, 1997 was 5.01%, compared to 4.97% for all of 1996. The net yield on interest earning assets remained relatively constant. Interest income from loans represented 96.0% of total interest income through the third quarter of 19q97 compared to 92.4% for the same period of 1996. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.


PROVISION FOR LOAN LOSSES

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses has decreased $206,000 through September 30, 1997 compared to the same period in 1996 as a result of the Registrant's adequate percentage of allowance to loans.


NONINTEREST INCOME

Service charges on deposit accounts increased $298,000 through the third quarter of 1997 vs. the third quarter of 1996 mainly due to the acquisition of UP Financial. Gains on sales of loans has increased to $41,000 through the third quarter of 1997 vs. $30,000 through the third quarter of 1996 due to an increase in loan sale activity. Securities gains have decreased $34,000 through the third quarter of 1997 vs. the same period in 1996 due to the sale of securities in 1997 resulting in a loss. The proceeds from the security sales were used to fund loans in the Registrant's growing loan portfolio. Other noninterest income decreased $146,000 through the third quarter of 1997 vs. the third quarter of 1996 due mainly to a reduction of foreign exchange income.



NONINTEREST EXPENSES

Noninterest expense showed an increase of 32.4% through September 30, 1997 compared to the same period of 1996. The increase is consistent with the Registrant's asset growth. Salary expense increased mainly due to an increase in full-time equivalent employees at September 30, 1997 vs. September 30, 1996 (due to the Registrant's purchase of UP Financial and the opening of additional branches). Occupancy expense increased due to the purchase of UP Financial and the opening of additional branches. Other noninterest expense increased due to the purchase of UP Financial, the opening of additional branches, and increased costs associated with out-sourcing of the computer processing for the Registrant's subsidiary banks. While the increases were expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.



FEDERAL INCOME TAX

The provision for income taxes was 21.8% of income before income tax through September 30, 1997 compared to 30.1% through September 30, 1996. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger portion of total interest income.

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


CAPITAL RESOURCES

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratio's at September 30, 1997 and 1996.


                                                September 30, 1997
                                           Required            Actual
                                      $                %   $              %
                                    ----------  --------   ---------  -----
   Tier 1 risk-adjusted capital ratio  $12,701      4.00%   $ 29,402   9.26%

   Total risk-adjusted capital ratio   $25,402      8.00%   $ 33,390  10.52%

   Tier 1 leverage ratio               $16,494      4.00%   $ 29,402   7.13%


   Tier 1 capital                                           $ 29,402
   Tier 2 capital                                              3,988
   Total risk-based capital                                   33,390
   Total risk-weighted assets                                317,525
   Average total assets                                      412,356

                                                  September 30, 1996
                                              Required          Actual
                                          $            %  $              %
                                          -------  ----   --------  -----
      Tier 1 risk-adjusted capital ratio  $10,152  4.00%  $ 25,844  10.18%

      Total risk-adjusted capital ratio   $20,305  8.00%  $ 29,030  11.44%

      Tier 1 leverage ratio               $13,992  4.00%  $ 25,844   7.39%


      Tier 1 capital                                      $ 25,844
      Tier 2 capital                                         3,186
      Total risk-based capital                              29,030
      Total risk-weighted assets                           253,812
      Average total assets                                 349,791

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the third quarter of fiscal 1997 to a vote of the Registrant's stockholders.


ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  The following exhibits are filed as part of this report:


Number                   Exhibit
------                   -------
 27         Financial Data Schedule.  Filed herewith.

The following documents are filed as part of Part I, Item 1 of this report:

       Consolidated Balance Sheets - September 30, 1997 (Unaudited) and
            December 31, 1996 (Audited)

       Consolidated Statements of Income - Three months ended
            September 30, 1997 and 1996 (Unaudited), and nine months ended
            September 30, 1997 and 1996 (Unaudited)

       Consolidated Statement of Changes in Shareholders' Equity - Three months ended September 30, 1997 and 1996 (Unaudited), and nine months ended September 30, 1997 and 1996 (Unaudited)

       Consolidated Statement of Cash Flows - Nine months ended
            September 30, 1997 and  1996 (Unaudited)

       Notes to consolidated financial statements - September 30, 1997

(b) Report on Form 8-K.  Previously filed on April 17, 1997 (Commission File
            Number 2-54663).  Here incorporated by reference

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

FIRST MANISTIQUE CORPORATION
----------------------------
     (Registrant)

11/12/97                      /s/ Ronald G. Ford
------------                  ------------------------------
Date                          RONALD G. FORD, CEO


11/12/97                      /s/ Richard B. Demers
------------                  ------------------------------
Date                          RICHARD B. DEMERS, COO &
                                Chief Accounting Officer

                                Exhibit Index
                                -------------


Exhibit No.                 Description
-----------                 -----------

    27                      Financial Data Schedule