Form 10-K405
period 1997-12-31
FIRST MANISTIQUE CORP
filed 1998-03-30
CIK 36506

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                ----------------


                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1997

                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               For the transition period from _______ to ________

                         Commission file number 0-20167

                          FIRST MANISTIQUE CORPORATION
             (Exact name of registrant as specified in its charter)

                 MICHIGAN                                      38-2062816
     -------------------------------                      --------------------
     (State of other jurisdiction of                      (I.R.S. Employer
      incorporation or organization)                       Identification No.)

               130 SOUTH CEDAR STREET, MANISTIQUE, MICHIGAN 49854
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (906) 341-8401

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

                                   -----------

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on a per share price of $55 as of March 17, 1998, was $118,901,970 (common stock, no par value). As of February 19, 1998, there were outstanding 2,379,367 shares of the Company's Common Stock (no par value).


Documents Incorporated by Reference: Portions of the Company's 1997 Annual Report to Shareholders are incorporated by reference into Part II of this Report.

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 14, 1998 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:  Business

First Manistique Corporation (the "Registrant" or "Company") was incorporated under the laws of the state of Michigan on December 16, 1974. The Registrant owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust ("Bank"). The Registrant also owns all of the outstanding stock of three nonbank subsidiaries: First Manistique Agency, an insurance agency which sells annuities as well as life and health insurance; First Northern Services Company, a real estate appraisal company which is currently inactive; and First Rural Relending Company, a nonprofit relending company. The Bank represents the principal asset of the Registrant. The Registrant and its subsidiary bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking and trust activities along with other permitted activities closely related to banking, namely credit life and accident and health insurance.

The Registrant became a registered bank holding company under the Bank Holding Company Act of 1956, as amended (the "Act"), on April 1, 1976, when it acquired First Northern Bank and Trust ("First Northern"). On May 1, 1986, Manistique Lakes Bank merged with First Northern, with the survivor being First Northern. The Registrant acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Registrant until September 30, 1995, when it was merged into First Northern with First Northern being the survivor. First Northern acquired a substantial portion of the banking assets and assumed a substantial portion of the banking liabilities of Newberry State Bank on December 8, 1994, in exchange for cash. First Northern acquired the fixed assists and assumed the deposits of the Rudyard Branch of First of America Bank on September 15, 1995, in exchange for cash. The Registrant acquired all of the outstanding stock of South Range State Bank ("South Range") on January 31, 1996, in exchange for cash and notes. On August 12, 1996, First Northern and South Range changed their names to North Country Bank and Trust and North Country Bank, respectively. The Registrant acquired all of the outstanding stock of UP Financial Inc., the parent holding company of First National Bank of Ontonagon ("Ontonagon"). Upon completion of the latter acquisition, Ontonagon was merged into North Country Bank with North Country Bank being the survivor. North Country Bank was operated as a separate banking subsidiary of the Registrant until March 10, 1998, when it was merged into North Country Bank and Trust with North Country Bank and Trust being the survivor.

The Bank is engaged in the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, direct and indirect consumer financing, and trust services.

The principal source of revenue for the Registrant is interest and fees on loans and investments. The sources of income for the three most recent years are as follows:


                                                 1997                        1996                       1995
                                                 ----                        ----                       ----
Interest and fees on loans                  $   34,525,569              $   26,785,141             $   19,966,340
Investment income                                1,065,458                   1,501,589                  1,526,729
Other interest income                              373,010                     437,396                    606,906
Noninterest income                               1,638,216                   1,360,453                  1,354,094


The Bank's primary market areas are the areas within a radius of 30 miles from its various offices in the Upper Peninsula of Michigan. North Country Bank and Trust is headquartered in Manistique, Michigan. The executive offices and mailing address are located at 130 South Cedar Street, Manistique, Michigan 49854. North Country Bank and Trust maintains offices in Schoolcraft, Delta, Machinac, Luce, Alger, Menominee, Dickinson, Marquette, Baraga, Chippewa, Houghton, Iron, Gogebic, and Ontonagon Counties. The population of these counties combined is approximately 325,000. North Country Bank and Trust operates 28 branch offices, provides drive-in convenience at 21 branch locations, and has automatic teller machines operating at 16 locations. North Country Bank and Trust has no foreign offices.

The Company has plans to expand in 1998 beyond its traditional borders of the Upper Peninsula. The Company has filed an application with the Arizona State Banking Commission and the Federal Deposit Insurance Corporation to establish a De Novo bank in Arizona. The Company also has plans underway to establish branch locations in the northern part of lower Michigan.

These new locations, which are all expected to be in operation by the summer of 1998, will expand the Company's ability to raise deposits, as well as provide new customer lending bases.

As of December 31, 1997, the Company employs approximately 153.5 F.T.E.'s.

Banking is a highly competitive business. The Bank competes primarily with financial institutions in its market areas for loans and deposits. In its market, namely the Upper Peninsula of Michigan, the Bank maintains the second largest deposit base, or approximately 15% of the deposit market share. There are 20 banking and savings institutions and 31 credit unions with offices in the Upper Peninsula of Michigan.

In addition to other banks, the Bank also competes for loans and deposits with savings and loan associations, credit unions, investment firms, and large national retailers, and competes for deposits with money market funds. In order to successfully compete, management has developed a sales and service culture, stresses and rewards quality customer service, and designs products to meet the needs of the customer. The Bank also utilizes its ability to sell loans in the secondary market.

The Bank makes mortgage, commercial, and installment loans to customers primarily in the Upper Peninsula of Michigan. Fees may be charged for these services. Historically, the Bank has predominantly sold its secondary market conforming residential mortgage loans. The Bank also finances commercial and governmental leases throughout the country. The leases are originated by unrelated entities and the Bank reviews the credit quality of each lease before entering into a financing agreement.

The Registrant is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financial needs of its customers. These financial instruments include commitments to make loans, unused lines of credit, and standby letters of credit. The Registrant's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Registrant follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Registrant had the following fixed and variable rate commitments outstanding at December 31 (in thousands):


                                                           1997                                    1996
                                                Fixed              Variable             Fixed              Variable
Outstanding Letter of Credit                    $2,214                                  $2,377
Unused Lines of Credit                          $2,964             $20,311              $4,192             $20,029
Loan Commitments Outstanding                                       $19,652                                  $7,185


Fixed rates on unused lines of credit ranged from 9.00% to 18.00% at December 31, 1997.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items.

The Bank supports the growth of the service industry, with its year round resort and related businesses, gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in the Upper and Lower Peninsula. The economy of the market areas of the Bank is affected by summer and winter tourism activities and, accordingly, the Bank experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September.

There are no material concentrations of credit to, nor have other material portions of the Bank's deposits been received from, a single person, industry, or group.

In 1993, North Country Bank and Trust joined the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank of Indianapolis provides an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to additional advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. These deposits were slightly more than 7% of total deposits at December 31, 1997. The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1997, the Bank had no material risks attendant to foreign sources. See "Interest Rate and Foreign Exchange Risk Management" section in Management's Discussion and Analysis for details on the Registrant's foreign account activity. Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank's capital expenditures, earnings, or competitive position.

                           SUPERVISION AND REGULATION

         The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations. A change in applicable laws or regulations may have a material effect on the Company, the Bank and the business of the Company and the Bank.

GENERAL

         Financial institutions and their holding companies are extensively regulated under federal and state law. Consequently, the growth and earnings performance of the Company and the Bank can be affected not only by management decisions and general economic conditions, but also by the statutes administered by, and the regulations and policies of, various governmental regulatory authorities. Those authorities include, but are not limited to, the Board of Governors of the Federal Reserve System (the "Federal Reserve Board"), the FDIC, the Commissioner of the Michigan Financial Institutions Bureau ("Commissioner"), the Internal Revenue Service, and state taxing authorities. The effect of such statutes, regulations and policies can be significant, and cannot be predicted with a high degree of certainty.

         Federal and state laws and regulations generally applicable to financial institutions and their holding companies regulate, among other things, the scope of business, investments, reserves against deposits, capital levels relative to operations, lending activities and practices, the nature and amount of collateral for loans, the establishment of branches, mergers, consolidations and dividends. The system of supervision and regulation applicable to the Company and the Bank establishes a comprehensive framework for their respective operations and is intended primarily for the protection of the FDIC's deposit insurance funds, the depositors of the Bank, and the public, rather than shareholders of the Bank or the Company.

         Federal law and regulations establish supervisory standards applicable to the lending activities of the Bank, including internal controls, credit underwriting, loan documentation and loan-to-value ratios for loans secured by real property.

THE COMPANY

         GENERAL. The Company is a bank holding company and, as such, is registered with, and subject to regulation by, the Federal Reserve Board under the Bank Holding Company Act, as amended (the "BHCA"). Under the BHCA, the Company is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require.

         In accordance with Federal Reserve Board policy, the Company is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Company might not do so absent such policy. In addition, if the Commissioner deems the Bank's capital to be impaired, the Commissioner may require the Bank to restore its capital by a special assessment upon the Company as the Bank's sole shareholder. If the Company were to fail to pay any such assessment, the directors of the Bank would be required, under Michigan law, to sell the shares of the Bank's stock owned by the Company to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

         INVESTMENTS AND ACTIVITIES. In general, any direct or indirect acquisition by the Company of any voting shares of any bank which would result in the Company's direct or indirect ownership or control of more than 5% of any class of voting shares of such bank, and any merger or consolidation of the Company with another bank company, will require the prior written approval of the Federal Reserve Board under the BHCA. In acting on such applications, the Federal Reserve Board must consider various statutory factors, including among others, the effect of the proposed transaction on competition in relevant geographic and product markets, and each party's financial condition, managerial resources, and record of performance under the Community Reinvestment Act. Effective September 29, 1995, bank holding companies may acquire banks located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state law, but subject to certain conditions, including limitations on the aggregate amount of deposits that may be held by the acquiring company and all of its insured depository institution affiliates.

         The merger or consolidation of an existing bank subsidiary of the Company with another bank, or the acquisition by such a subsidiary of assets of another bank, or the assumption of liability by such a subsidiary to pay any deposits in another bank, will require the prior written approval of the responsible Federal depository institution regulatory agency under the Bank Merger Act, based upon a consideration of statutory factors similar to those outlined above with respect to the BHCA. In addition, in certain such cases an application to, and the prior approval of, the Federal Reserve Board under the BHCA and/or the Commissioner under the Michigan Banking Code, may be required.

         With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well-capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

         In evaluating a proposal to engage (either de novo or through the acquisition of a going concern) in a non-banking activity, the Federal Reserve Board will consider various factors, including among others the financial and managerial resources of the bank company, and the relative public benefits and adverse effects which may be expected to result from the performance of the activity by an affiliate of the bank company. The Federal Reserve Board may apply different standards to activities proposed to be commenced de novo and activities commenced by acquisition, in whole or in part, of a going concern.

         CAPITAL REQUIREMENTS. The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank company may, among other things, be denied approval to acquire or establish additional banks or non-bank businesses.

         The Federal Reserve Board's capital guidelines establish the following minimum regulatory capital requirements for bank holding companies: (i) a leverage capital requirement expressed as a percentage of total assets, and (ii) a risk-based requirement expressed as a percentage of total risk-weighted assets. The leverage capital requirement consists of a minimum ratio of Tier 1 capital (which consists principally of shareholders' equity) to total assets of 3% for the most highly rated companies, with minimum requirements of 4% to 5% for all others. The risk- based requirement consists of a minimum ratio of total capital to total risk-weighted assets of 8%, of which at least one-half must be Tier 1 capital.

         The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. For example, Federal Reserve Board regulations provide that additional capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. Further, any banking organization experiencing or anticipating significant growth would be expected to maintain capital ratios, including tangible capital positions (i.e., Tier 1 capital less all intangible assets), well above the minimum levels. The Federal Reserve Board has not advised the Company of any specific minimum Tier 1 Capital leverage ratio applicable to it.

         DIVIDENDS. The Company is a corporation separate and distinct from the Bank. Most of the Company's revenues are received by it in the form of dividends paid by the Bank. Thus, the Company's ability to pay dividends to its shareholders is indirectly limited by statutory restrictions on the Bank's ability to pay dividends. See "SUPERVISION AND REGULATION - The Bank - Dividends." Further, the Federal Reserve Board has issued a policy statement on the payment of cash dividends by bank holding companies. In the policy statement, the Federal Reserve Board expressed its view that a bank company experiencing earnings weaknesses should not pay cash dividends exceeding its net income or which can only be funded in ways that weakened the bank company's financial health, such as by borrowing. Additionally, the Federal Reserve Board possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Similar enforcement powers over the Bank are possessed by the FDIC. The "prompt corrective action" provisions of federal law and regulation authorizes the Federal Reserve Board to restrict the payment of dividends by the Company for an insured bank which fails to meet specified capital levels.

         In addition to the restrictions on dividends imposed by the Federal Reserve Board, the Michigan Business Corporation Act provides that dividends may be legally declared or paid only if after the distribution a corporation, such as the Company, can pay its debts as they come due in the usual course of business and its total assets equal or exceed the sum of its liabilities plus the amount that would be needed to satisfy the preferential rights upon dissolution of any holders of preferred stock whose preferential rights are superior to those receiving the distribution. The Company is authorized to issue preferred stock but it has no current plans to issue any such preferred stock.

THE BANK

         GENERAL. The Bank is a Michigan banking corporation and its deposit accounts are insured by the Bank Insurance Fund (the "BIF") of the FDIC. As a BIF-insured Michigan chartered bank, the Bank is subject to the examination, supervision, reporting and enforcement requirements of the Commissioner, as the chartering authority for Michigan banks, and the FDIC, as administrator of the BIF. These agencies and the federal and state laws applicable to the Bank and its operations, extensively regulate various aspects of the banking business including, among other things, permissible types and amounts of loans, investments and other activities, capital adequacy, branching, interest rates on loans and on deposits, the maintenance of non-interest bearing reserves on deposit accounts, and the safety and soundness of banking practices.

         DEPOSIT INSURANCE. As an FDIC-insured institution, the Bank is required to pay deposit insurance premium assessments to the FDIC. The FDIC has adopted a risk-based assessment system under which all insured depository institutions are placed into one of nine categories and assessed insurance premiums, based upon their respective levels of capital and results of supervisory evaluation. Institutions classified as well-capitalized (as defined by the FDIC) and considered healthy pay the lowest premium while institutions that are less than adequately capitalized (as defined by the FDIC) and considered of substantial supervisory concern pay the highest premium. Risk classification of all insured institutions is made by the FDIC for each semi-annual assessment period.

         The Federal Deposit Insurance Act ("FDIA") requires the FDIC to establish assessment rates at levels which will maintain the Deposit Insurance Fund at a mandated reserve ratio of not less than 1.25% of estimated insured deposits. Accordingly, the FDIC established the schedule of BIF insurance assessments for the first semi-annual assessment period of 1998, ranging from 0% of deposits for institutions in the lowest risk category to .27% of deposits for institutions in the highest risk category.

         The FDIC may terminate the deposit insurance of any insured depository institution if the FDIC determines, after a hearing, that the institution or its directors have engaged or are engaging in unsafe or unsound practices, or have violated any applicable law, regulation, order, or any condition imposed in writing by, or written agreement with, the FDIC, or if the institution is in an unsafe or unsound condition to continue operations. The FDIC may also suspend deposit insurance temporarily during the hearing process for a permanent termination of insurance if the institution has no tangible capital.

         COMMISSIONER ASSESSMENTS. Michigan banks are required to pay supervisory fees to the Commissioner to fund the operations of the Commissioner. The amount of supervisory fees paid by a bank is based upon the bank's total assets, as reported to the Commissioner.

         FICO ASSESSMENTS. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

         CAPITAL REQUIREMENTS. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities.

         Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' powers depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." Federal regulations define these capital categories as follows:



                                           Total                  Tier 1
                                           Risk-Based             Risk-Based
                                           Capital Ratio          Capital Ratio           Leverage Ratio
                                           -------------          -------------           --------------
Well capitalized                           10% or above           6% or above             5% or above
Adequately capitalized                       8% or above          4% or above             4% or above
Undercapitalized                           Less than 8%           Less than 4%            Less than 4%
Significantly undercapitalized             Less than 6%           Less than 3%            Less than 3%
Critically undercapitalized                          --                     --            A ratio of tangible
                                                                                          equity to total assets
                                                                                          of 2% or less

         As of December 31, 1997, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

         Depending upon the capital category to which an institution is assigned, the regulators' corrective powers include: requiring the submission of a capital restoration plan; placing limits on asset growth and restrictions on activities; requiring the institution to issue additional capital stock (including additional voting stock) or to be acquired; restricting transactions with affiliates; restricting the interest rate the institution may pay on deposits; ordering a new election of directors of the institution; requiring that senior executive officers or directors be dismissed; prohibiting the institution from accepting deposits from correspondent banks; requiring the institution to divest certain subsidiaries; prohibiting the payment of principal or interest on subordinated debt; and ultimately, appointing a receiver for the institution.

         In general, a depository institution may be reclassified to a lower category than is indicated by its capital levels if the appropriate federal depository institution regulatory agency determines the institution to be otherwise in an unsafe or unsound condition or to be engaged in an unsafe or unsound practice. This could include a failure by the institution, following receipt of a less-than-satisfactory rating on its most recent examination report, to correct the deficiency.

         DIVIDENDS. Under Michigan law, the Bank is restricted as to the maximum amount of dividends it may pay on its common stock. The Bank may not pay dividends except out of net profits after deducting its losses and bad debts. A Michigan state bank may not declare or pay a dividend unless the bank will have a surplus amounting to at least 20% of its capital after the payment of the dividend. If the Bank has a surplus less than the amount of its capital, it may not declare or pay any dividend until an amount equal to at least 10% of net profits for the preceding one-half year (in the case of quarterly or semi-annual dividends) or full-year (in the case of annual dividends) has been transferred to surplus. A Michigan state bank may, with the approval of the Commissioner, by vote of shareholders owning 2/3 of the stock eligible to vote increase its capital stock by a declaration of a stock dividend, provided that after the increase the bank's surplus equals at least 20% of its capital stock, as increased. The Bank may not declare or pay any dividend until the cumulative dividends on preferred stock (should any such stock be issued and outstanding) have been paid in full. The Bank's Articles of Incorporation do not authorize the issuance of preferred stock and there are no current plans to seek such authorization.

         Federal law generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by the Bank, if such payment is determined, by reason of the financial condition of the Bank, to be an unsafe and unsound banking practice.

         INSIDER TRANSACTIONS. The Bank is subject to certain restrictions imposed by the Federal Reserve Act on any extensions of credit to the Company or its subsidiaries, on investments in the stock or other securities of the Company or its subsidiaries and the acceptance of the stock or other securities of the Company or its subsidiaries as collateral for loans. Certain limitations and reporting requirements are also placed on extensions of credit by the

Bank to its directors and officers, to directors and officers of the Company and its subsidiaries, to principal shareholders of the Company, and to "related interests" of such directors, officers and principal shareholders. In addition, federal law and regulations may affect the terms upon which any person becoming a director or officer of the Company or one of its subsidiaries or a principal shareholder of the Company may obtain credit from banks with which the Bank maintains a correspondent relationship.

         SAFETY AND SOUNDNESS STANDARDS. The federal banking agencies have adopted guidelines to promote the safety and soundness of federally insured depository institutions. These guidelines establish standards for internal controls, information systems, internal audit systems, loan documentation, credit underwriting, interest rate exposure, asset growth, compensation, fees and benefits, asset quality and earnings. In general, the guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve those goals. If an institution fails to comply with any of the standards set forth in the guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the guidelines states that the agencies expect to require a compliance plan from an institution whose failure to meet one or more of the standards is of such severity that it could threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

         STATE BANK ACTIVITIES. Under federal law and FDIC regulations, FDIC-insured state banks are prohibited, subject to certain exceptions, from making or retaining equity investments of a type, or in an amount, that are not permissible for a national bank. Federal law, as implemented by FDIC regulations, also prohibits FDIC-insured state banks and their subsidiaries, subject to certain exceptions, from engaging as principal in any activity that is not permitted for a national bank or its subsidiary, respectively, unless the bank meets, and continues to meet, its minimum regulatory capital requirements and the FDIC determines the activity would not pose a significant risk to the deposit insurance fund of which the bank is a member. Impermissible investments and activities must be divested or discontinued within certain time frames set by the FDIC in accordance with federal law. These restrictions are not currently expected to have a material impact on the operations of the Bank.

         CONSUMER PROTECTION LAWS. The Bank's business includes making a variety of types of loans to individuals. In making these loans, the Bank is subject to State usury and regulatory laws and to various federal statutes, such as the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Truth in Lending Act, the Real Estate Settlement Procedures Act, and the Home Mortgage Disclosure Act, and the regulations promulgated thereunder, which prohibit discrimination, specify disclosures to be made to borrowers regarding credit and settlement costs, and regulate the mortgage loan servicing activities of the Bank, including the maintenance and operation of escrow accounts and the transfer of mortgage loan servicing. In receiving deposits, the Bank is subject to extensive regulation under State and federal law and regulations, including the Truth in Savings Act, the Expedited Funds Availability Act, the Bank Secrecy Act, the Electronic Funds Transfer Act, and the Federal Deposit Insurance Act. Violation of these laws could result in the imposition of significant damages and fines upon the Bank and its directors and officers.

         BRANCHING AUTHORITY. Michigan banks, such as the Bank, have the authority under Michigan law to establish branches anywhere in the State of Michigan, subject to receipt of all required regulatory approvals (including the approval of the Commissioner and the FDIC).

         Effective June 1, 1997 (or earlier if expressly authorized by applicable state law), the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "IBBEA") allows banks to establish interstate branch networks through acquisitions of other banks, subject to certain conditions, including certain limitations on the aggregate amount of deposits that may be held by the surviving bank and all of its insured depository institution affiliates. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed by IBBEA only if specifically authorized by state law. The legislation allowed individual states to "opt-out" of interstate branching authority by enacting appropriate legislation prior to June 1, 1997.

         Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the Commissioner, (i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC-insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state, (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate, (ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and (iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

                        SELECTED STATISTICAL INFORMATION

The following statistical information is presented in response to the Securities and Exchange Commission's "Guide 3 - Statistical Disclosures by Bank Holding Companies."

I.       A&B Distribution of Assets, Liabilities, and Stockholders' Equity

         The following table details the key components of net interest income, the average daily balance sheet for each year--including the components of earning assets and supporting liabilities--the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and liabilities.

The following table sets forth average consolidated balance sheet data and average yield and rate data on a tax equivalent basis for the years ended December 31:



                                                                  1997                        1996                          1995
                                             ---------------------------------------------------------------------------------------
                                             AVERAGE             YIELD/    AVERAGE              YIELD/   AVERAGE              YIELD/
(dollars in thousands)                       BALANCE   INTEREST   RATE     BALANCE   INTEREST    RATE    BALANCE   INTEREST    RATE
------------------------------------------------------------------------------------------------------------------------------------
ASSETS
Interest earning assets:
  Loans (1)(2)(3)                             352,079    35,567    10.10%   277,464   27,675     9.97%  202,570     20,540    10.14%
  Taxable investment securities                14,801     1,030     6.96%    22,164    1,422     6.42%   25,876      1,398     5.40%
  Nontaxable investment
     securities (2)                               900        53     5.89%     1,344      121     9.00%    2,751        195     7.09%
  Other investments                             7,009       373     5.32%    10,356      437     4.22%   10,228        607     5.93%
                                              -----------------             ----------------            ------------------
Total                                         374,789    37,023     9.88%   311,328   29,655     9.53%  241,425     22,740     9.42%

Noninterest earning assets:
  Cash and due from banks                      11,800                        13,056                       9,789
  Premises & equipment - net                   15,797                        13,172                      10,036
  Other assets                                 13,266                        10,688                       8,860
  Less: Allowance for loan loss                (4,999)                       (3,815)                     (2,561)
                                              -------                       -------                     -------
Total                                         410,653                       344,429                     267,549
                                              =======                       =======                     =======

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
  Savings deposits                            156,167     5,593     3.58%   148,412    5,391     3.63%  118,162      4,447     3.76%
  Time deposits                               159,244     9,040     5.68%   114,585    6,233     5.44%   88,462      4,689     5.30%
  Short-term and Other borrowings              21,604     1,265     5.86%    14,864    1,050     7.06%    8,548        425     4.97%
                                              -----------------             ----------------            ------------------
Total                                         337,015    15,898     4.72%   277,861   12,674     4.56%  215,172      9,561     4.44%

Non-interest bearing liabilities:
  Demand deposits                              35,285                        32,194                      25,802
  Other liabilities                             1,993                         3,406                       3,653
Stockholders' equity                           36,360                        30,968                      22,922
                                              -------                       -------                     -------
Total                                         410,653                       344,429                     267,549
                                              =======                       =======                     =======

Net interest income                                      21,125                       16,981                        13,179
Rate spread                                                         5.16%                        4.96%                         4.98%
Net interest margin                                                 5.64%                        5.45%                         5.46%


  (1) For the purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

  (2) The amount of interest income on nontaxable investment securities and loans has been adjusted to its fully tax equivalent.

  (3)    Interest income on loans includes loan fees


  I. C   Interest Income and Expense Volume and Rate Chance

         An analysis of the changes in net interest income from period-to-period is presented in the following table. The analysis highlights the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing liabilities and changes in interest rates.

Analysis of Changes in Net Interest Income
For Year Ended December 31,
(Fully taxable equivalent, in thousands)

                                                    1997 COMPARED TO 1996                   1996 COMPARED TO 1995
                                                INCREASE (DECREASE) DUE TO (1)          INCREASE (DECREASE) DUE TO (1)
                                                --------------------------------        -------------------------------
                                                  Volume    Rate       Net                  Volume      Rate       Net
                                                --------------------------------        -------------------------------
ASSETS
Interest earning assets:
   Loans (2)                                     $ 7,527   $ 365   $     7,892           $    7,472    $(337)  $    7,135
   Taxable investment securities                    (525)    133          (392)                (217)     241           24
   Nontaxable investment securities (2)              (62)     (6)          (68)                (117)      43          (74)
   Other investments                                (331)    267           (64)                   8     (178)        (170)
                                                ------------------------------           --------------------------------
Total interest earning assets                    $ 6,609   $ 759   $     7,368           $    7,146    $(231)  $    6,915
                                                ------------------------------           --------------------------------

LIABILITIES & STOCKHOLDERS' EQUITY
Interest bearing liabilities:
   Savings deposits                              $   274   $ (72)  $       202           $    1,104    $(160)  $      944
   Time deposits                                   2,522     285         2,807                1,418      126        1,544
   Short-term and Other borrowings                   344    (129)          215                  398      227          625
                                                ------------------------------           --------------------------------
Total interest bearing liabilities               $ 3,140   $  84   $     3,224           $    2,920    $ 193   $    3,113
                                                ------------------------------           --------------------------------
Net change in net interest income                $ 3,469   $ 675   $     4,144           $    4,226    $(424)  $    3,802
                                                ==============================           ================================



  (1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

  (2) The amount of interest income on nontaxable loans and investment securities has been adjusted to its fully tax equivalent.

  II.  A.  Investment Portfolio

           The following table presents the balances of investment securities at each respective year-end.


Investment Securities
As of December 31,
(In thousands)



                                             AVAILABLE FOR SALE
                                   ---------------------------------------
                                      1997         1996            1995
                                   ----------  -----------     -----------
U.S. treasury and federal agency   $    7,743  $    12,569     $    20,899
State and political subdivisions          830          917             481
Other securities                        1,530        1,705           4,265
                                   ----------  -----------     -----------
TOTAL                              $   10,103  $    15,191     $    25,645
                                   ==========  ===========     ===========

                                             HELD TO MATURITY
                                   ---------------------------------------
                                     1997          1996            1995
                                   ----------  -----------     -----------
State and political subdivisions   $        -  $         -     $       835
                                   ==========  ===========     ===========


 II. B.   Relative Maturities and Weighted Average Interest Rates

          The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 1997. Mortgage backed securities are included with other securities stratified by maturity dates. Registrant holds no securities with one issuer in which the aggregate carrying value of the securities exceeds ten percent of stockholders' equity.

Maturities of Investment Securities
As of December 31, 1997
(Fully taxable equivalent, in thousands)


                                                                                              (1)
                                                                                           WEIGHTED
                                 U.S. TREASURY       STATE & POLITICAL        OTHER         AVERAGE
                               & FEDERAL AGENCY        SUBDIVISION          SECURITIES       YIELD
One year or less                      1,501                 -                    41         6.79%
One through five years                  505                 103                 179         6.80%
Five through 10 years                   -                   475                 536         8.06%
Over 10 years                         5,737                 252                 774         7.40%
                                 ----------          ----------          ----------
                                      7,743                 830               1,530
                                 ==========          ==========          ==========


(1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. A.   Types of Loans

          The following table sets forth the major categories of loans outstanding for each category at December 31 for each year indicated.



                                       1997        1996       1995        1994        1993
                                       ----        ----       ----        ----        ----
Commercial, financial,
  and agricultural                  $ 181,683   $ 141,555   $107,054    $  94,515   $113,056
Real estate - construction             10,940      13,897      2,235       1,283         -
Real estate - mortgage                 95,543      80,592     58,434      58,797      53,138
Consumer                               26,795      31,156     29,918      28,574      17,041
Leases                                 57,558      47,686     23,867
                                    --------------------------------------------------------
Total                               $ 372,519   $ 314,886   $221,508   $ 183,169    $183,235
                                    --------------------------------------------------------



      Included in the above totals are approximately $2.8 million of loans to Canadian obligors.

      To the extent the Company utilizes lease financing for its customers, the leases are accounted for as loans.

III. B  Maturities and Sensitivities of Loans to Changes in Interest Rates

        The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 1997, based on scheduled principal repayments. The amounts due after one year are classified according to the sensitivity to changes in interest rates.


Maturity and Rate Sensitivity of Selected Loans
-----------------------------------------------
As of December 31, 1997
(In thousands)

                                                 Commercial,
                                                 Financial, and
                                                 Agricultural         Construction
                                                 ----------------     ------------
In one year or less                              $ 116,820            $      7,928
After one year but within five years:
        Variable interest rates                        812                     -
        Fixed interest rates                        63,477                   3,012
After five years:
        Variable interest rates                        462                     -
        Fixed interest rates                        57,670                     -
                                                 ---------            ------------
Total                                            $ 239,241            $     10,940
                                                 ---------            ------------


III. C  Risk Elements

        The following table presents a summary of non-performing assets.

Non-Performing Assets and Problem Loans
As of December 31,
(In thousands)

                                             1997     1996     1995     1994    1993
                                           -----------------------------------------
Nonaccrual loans                           $ 1,956   $  49   $   579    none    none
Accruing loans past-due 90 days
   or more                                 $   698   $  68   $ 1,439   $ 142   $ 116
Restructured loans                           none     none     none     none    none
Interest income that would have been
   recorded under original terms           $    93    none     none     none    none
Interest income recorded during period       none     none     none     none    none


III. D  Other Interest Bearing Assets

        None

IV. A    Summary of Loan Loss Experience

         Additional information relative to the allowance for loan losses is presented in the following table. This table summarizes loan balances at the end of each period and daily average balances, changes in the allowance for loan losses arising from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance for loan losses through provisions charged to expense. Factors which influence management's judgment in determining the provision for loan losses each period include establishing specified loss allowances for selected loans (including large loans, nonaccrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions.

Additional Information Relative to Allowance for Loan Losses
As of December 31,
(In thousands)

                                       1997       1996        1995        1994         1993
                                     --------------------------------------------------------
Balance of allowance for
   possible loan losses at
   beginning of period               $  4,591   $  3,137   $   2,350   $     917    $     834

Loans charged off:
Commercial, financial, and
   agricultural                           351      1,012          90          92           45
Real estate-construction                  -          -           -           -            -
Real estate-mortgage                       37          8         -            34          -
Consumer                                  413        357         252         149           10
Leases                                               -            98         -            -
                                     --------------------------------------------------------
        TOTAL LOANS CHARGED OFF           801      1,377         440         275           55
                                     --------------------------------------------------------


Recoveries of loans previously
   charged off:
Commercial, financial and
   agricultural                             2         67         336         118            9
Real estate-construction                  -          -           -           -            -
Real estate-mortgage                        7        -            22          31          -
Consumer                                   77         55          98          44            4
Leases                                     27        -           -           -            -
                                     --------------------------------------------------------
        TOTAL RECOVERIES                  113        122         456         193           13
                                     --------------------------------------------------------
Net loans charged off                     688      1,255         (16)         82           42

Provisions charged to expense           1,398      2,424         771         330          125

Allowance from acquisitions               299        285         -         1,185          -

                                     --------------------------------------------------------
        BALANCE AT END OF PERIOD     $  5,600   $  4,591   $   3,137   $   2,350    $     917
                                     ========================================================
Total loans outstanding at
  end of period                      $372,519   $314,886   $ 221,507   $ 183,169    $  87,145

Average total loans outstanding
  for the year                       $352,079   $277,464   $ 202,570   $ 137,444    $  80,332

Ratio of net charge-offs during
  period to average loans
  outstanding                            0.20%      0.45%      -0.01%       0.06%        0.05%

   IV.  B.   Allocation of Allowance for Loan Losses

             The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table.


Allocation of the Allowance for Loan Losses
As of December 31,
(In thousands)


                               1997                  1996                1995               1994                 1993
                         ---------------------------------------------------------------------------------------------------------
                                    PERCENT OF           PERCENT OF           PERCENT OF          PERCENT OF           PERCENT OF
                                    LOANS IN EACH        LOANS IN EACH        LOANS IN EACH       LOANS IN EACH       LOANS IN EACH
                                    CATEGORY TO          CATEGORY TO          CATEGORY TO         CATEGORY TO          CATEGORY TO
                           AMOUNT   TOTAL LOANS  AMOUNT  TOTAL LOANS AMOUNT   TOTAL LOANS  AMOUNT TOTAL LOANS  AMOUNT  TOTAL LOANS
                         ---------------------------------------------------------------------------------------------------------
Commercial, financial,
  and agricultural       $   2,873         48.8% $2,356        45.0%  $   583     48.3%     $655    51.6%      $ 410      61.7%
Real estate-
  construction                 -            2.9%    -           4.4%      -        1.0%      -       0.7%        -         0.0%
Real estate-mortgage            99         25.6%     81        25.6%       59     26.4%      270    32.1%        180      29.0%
Consumer                       416          7.2%    341         9.9%      112     13.5%      125    15.6%         75       9.3%
Leases                         350         15.5%    287        15.1%       23     10.8%
Unallocated                  1,862          N/A   1,526         N/A     2,360      N/A     1,300     N/A         252       N/A
                         -----------------------------------------------------------------------------------------------------
                         $   5,600        100.0% $4,591       100.0%  $ 3,137     100.0%   $2,350   100.0%      $ 917    100.0%
                         =====================================================================================================


   V.        Deposits

             The following table represents the maturities of time certificates of deposit and other time deposits of $100,000 or more.


Maturity of COD's Greater Than $100,000
As of December 31, 1997
(In thousands)

3 months or less                                           $  11,680
Over 3 months through 6 months                                 6,283
Over 6 months through 12 months                                6,635
Over 12 months                                                 2,229
                                                           ---------
Total                                                      $  26,827
                                                           =========

             Approximately $5.7 million of total deposits are from Canadian customers.

   VI.       Return on Equity and Assets

             The various ratios are disclosed in Item 6, "Selected Financial Data."

VII.     Short-Term Borrowings

         The Company's short-term borrowings consist only of federal funds purchased. Following are the balances of federal funds purchased as of December 31 of each year shown.

                     1997             1996              1995
                     ----             ----              ----

                $  1,195,000     $  5,000,000      $       -0-

ITEM 2:  Properties

The Registrant conducts business from 30 banking and administrative offices. Of these, 21 are owned in fee simple covering approximately 95,000 square feet, and nine are leased covering approximately 15,000 square feet. The Registrant's headquarters, which were remodeled in 1996, are located at 130 South Cedar Street, Manistique, Michigan 49854. This facility is used for centralized support services and corporate administration. Other owned and leased properties are banking branches. All of the facilities are believed to be in good condition and adequate to meet the Registrant's present needs.

ITEM 3:  Legal Proceedings

As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.

ITEM 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 1997 to a vote of the Registrant's stockholders.

ADDITIONAL ITEM - EXECUTIVE OFFICERS


        Name                          Age                                  Position
        ----                          ---                                  --------
Ronald G. Ford                         50              Chairman and C.E.O., Director of North
                                                       Country Bank and Trust, and Director of
                                                       Registrant
John Lindroth                          42              Vice Chairman and Director of North Country
                                                       Bank and Trust and Director of the Registrant
Michael C. Henricksen                  55              Chairman and Director of the Registrant and
                                                       Director of North Country Bank and Trust
Thomas G. King                         45              Vice Chairman and Director of the Registrant
                                                       and Director of North Country Bank and Trust
Sherry L. Littlejohn                   37              President and C.O.O. of North Country Bank
                                                       and Trust and Executive Vice President of the
                                                       Registrant
Richard B. Demers                      38              Executive Vice President and C.O.O. of the
                                                       Registrant and Executive Vice President of
                                                       North Country Bank and Trust

The foregoing officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe," "will," "expect," and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Company's actual future results could materially differ from those discussed. Factors that could cause or contribute to such differences include, but are not limited to, acceptance of new products and services, the Company's future lending and collection experience, the effects of acquisitions, competition from other institutions, changes in the banking industry and its regulation, needs for technological change, and other factors including those discussed in Item 1 above in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.


                                     PART II

ITEM 5:  Market for Registrant's Common Stock and Related Security Holder
Matters

There is no active market for the Registrant's common stock and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Registrant's common stock has sold at a premium to book value. From January 1, 1996, through December 31, 1997, there were, so far as the Registrant's management knows, approximately 185 sales of shares of the Registrant's common stock, involving a total of approximately 128,488 shares. The price was reported to management in most of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known to be paid was $49.00 per share in the last quarter of 1997, and the lowest price was $30.00 in the first quarter of 1997. To the knowledge of management, the last sale of common stock occurred on March 17, 1998, at a price of $55.00. As of March 1, 1998, there were 1,545 shareholders of record of the Registrant's common stock.

The following table sets forth the range of high and low sales prices of the Registrant's common stock during 1996 and 1997, based on information made available to management. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table.


                                                                  Sales Price Per Share
                                                   1997                                         1996*
                                                   ----                                         ----
                                        High                   Low                   High                   Low
                                        ----                   ---                   ----                   ---
First Quarter                          $33.00                $30.00                 $23.33                $20.67
Second Quarter                         $37.00                $35.00                 $26.00                $23.33
Third Quarter                          $49.00                $47.00                 $26.67                $26.00
Fourth Quarter                         $49.00                $49.00                 $26.67                $26.67


* During the third and fourth quarters of 1996, the Registrant offered and sold 237,777 shares of common stock to the public at a price per share of $26.67.

The holders of the Registrant's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Registrant out of funds legally available for that purpose. Dividends have been paid on a quarterly basis, plus a special dividend in the first quarter of 1996. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Registrant and its subsidiary bank, along with other relevant factors. The Registrant's principal source of funds for cash dividends is the dividends paid by the subsidiary bank. The ability of the Registrant and the subsidiary bank to pay dividends is subject to regulatory restrictions and requirements.

The following table presents cash dividends paid by quarter for 1997 and 1996:


                                                                           Dividends Paid
                                                                 1997                         1996
                                                                 ----                         ----
      First Quarter                                         $   .1225                    $   .087
      First Quarter Special                                       N/A                        .033
      Second Quarter                                            .1250                        .090
      Third Quarter                                             .1275                        .100
      Fourth Quarter                                            .1288                        .110

Item 6. Selected Financial Data
-------------------------------
For the Year ended December 31,
(in thousands, except per
share data)
                                                        1997       1996       1995       1994       1993
                                                      ---------  ---------  ---------  ---------  --------
Interest income                                       $ 35,964   $ 28,724   $ 22,100   $ 13,798   $ 7,942
Interest expense                                       (15,898)   (12,674)    (9,561)    (6,053)   (3,543)
                                                      --------   --------   --------   --------   -------
 Net interest income                                    20,066     16,050     12,539      7,745     4,399

Net security gains (losses)                                (60)        (8)       (19)        75       175
Provision for loan losses                               (1,398)    (2,424)      (771)      (330)     (125)
Other income                                             1,698      1,368      1,373      1,037       795
Other expenses                                         (14,797)   (11,609)    (9,368)    (6,101)   (3,715)
                                                      --------   --------   --------   --------   -------
Income before income taxes                               5,509      3,377      3,754      2,426     1,529


Cummulative effect of change
 in accounting for income taxes                                                                        13
Provision for income taxes                              (1,403)      (543)    (1,084)      (458)     (260)
                                                      --------   --------   --------   --------   -------
 Net income                                           $  4,106   $  2,834   $  2,670   $  1,968   $ 1,282
                                                      ========   ========   ========   ========   =======
Per Share Data:
 Net income - Basic                                   $   1.73   $   1.30   $   1.27   $   1.14   $  1.05
 Net income - Diluted                                     1.72       1.29       1.26       1.14      1.05
 Cash dividends                                           0.50       0.42       0.41       0.20      0.49
 Book value                                              15.38      13.81      11.87      10.72      8.12


Ratios based on net income:
 Return on average equity                                11.29%      9.15%     11.65%     14.26%    13.33%
 Return on average assets                                 1.00%      0.82%      1.00%      1.01%     1.13%
 Dividend payout ratio                                   28.79%     32.11%     31.97%     17.77%    46.68%
 Shareholders' average equity
  as a percent of average assets                          8.85%      8.99%      8.57%      7.11%     8.45%

Financial Condition:
 Assets                                                421,434    367,160    282,791    253,098   117,279
 Loans                                                 372,519    314,886    221,507    183,168    87,144
 Securities                                             10,103     15,191     25,645     35,796    17,183
 Deposits                                              360,549    305,939    244,407    223,436   103,717
 Other borrowings                                       19,628     20,441     10,087      3,552     2,250
 Shareholder's equity                                   36,592     32,386     25,006     22,483     9,943

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the Management's Discussion and Analysis in the Company's 1997 Annual Report to Shareholders and contained in Exhibit 13 to this Report on Form 10-K.

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts, and other financial instruments with similar characteristics. The Company currently does not enter into futures, forwards, swaps, or options. However, the Company is party to financial instruments with off-balance sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Company. Standby letters of credit are conditional commitments issued by the Company to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Company until the instrument is exercised.

The Company's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Company has no market risk sensitive instruments held for trading purposes. It appears the Company's market risk is reasonable at this time.


ITEM 8:  Financial Statements

Incorporated by reference to the Registrant's Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995 in the Company's 1997 Annual Report to Shareholders and contained in Exhibit 13 to this Report on Form 10-K.


ITEM 9:  Changes in and Disagreements With Accountants and Financial Disclosure

There have been no disagreements with Accountants. Wipfli Ullrich Bertelson LLP was appointed as the Registrant's independent accountants for the year ended December 31, 1997, effective April 17, 1997, as disclosed in the Registrant's Current Report on Form 8-K filed April 25, 1997.


                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant

The information set forth on page 2, under the caption "Information About Directors and Director Nominees" of the Registrant's definitive Proxy Statement dated March 14, 1998, is hereby incorporated by reference.

ITEM 11:  Executive Compensation

Information relating to compensation of the Registrant's executive officers and directors is contained on pages 3 - 7, under the captions "Remuneration of Directors" and "Compensation of Executive Officers," in the Registrant's definitive Proxy Statement dated March 14, 1998, and is incorporated herein by reference.


ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management is contained on page 8, under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement dated March 14, 1998, and is incorporated herein by reference.


ITEM 13:  Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained on page 7, under the caption "Indebtedness of and Transactions With Management" in the Registrant's definitive Proxy Statement dated March 14, 1998, and is incorporated herein by reference.


                                     PART IV

  ITEM 14 - Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      Financial Statements.

         1. The following documents are filed as part of Item 8 of this report:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Income for the years ended December 31, 1997, 1996, and 1995 Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 1997, 1996, and 1995 Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996, and 1995 Notes to Consolidated Financial Statements

         2.       Schedules to the consolidated financial statements required by
                  Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.       The following exhibits are filed as part of this report:
                  Reference is made to the exhibit index which follows the signature page of this report.

                  The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Richard B. Demers, First Manistique Corporation, 130 South Cedar Street, P.O. Box 369, Manistique, Michigan 49854.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 27, 1998.

                                FIRST MANISTIQUE CORPORATION


                                /S/RONALD G. FORD
                                ------------------------------------------------
                                RONALD G. FORD
                                CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                (PRINCIPAL EXECUTIVE OFFICER)

                                /S/RICHARD B. DEMERS
                                ------------------------------------------------
                                RICHARD B. DEMERS
                                (PRINCIPAL FINANCIAL AND ACCOUNTING OFFICER)



         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 27, 1998, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Ronald G. Ford and Michael C. Henricksen, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

                                    SIGNATURE


/s/Stanley J. Gerou II                      /s/C. Ronald Dufina
----------------------------------          ------------------------------------
Stanley J. Gerou II - Director              C. Ronald Dufina - Director


/s/Thomas G. King                           /s/Michael C. Henricksen
----------------------------------          ------------------------------------
Thomas G. King - Director                   Michael C. Henricksen - Director


/s/John Lindroth                            /s/John P. Miller
----------------------------------          ------------------------------------
John Lindroth - Director                    John P. Miller - Director


/s/Charles B. Beaulieu                      /s/Ronald G. Ford
----------------------------------          ------------------------------------
Charles B. Beaulieu - Director              Ronald G. Ford - Director


/s/Bernard A. Bouschor                      /s/Loren Hulsizer
----------------------------------          ------------------------------------
Bernard A. Bouschor - Director              Loren Hulsizer - Director

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

3(c) Amended and Restated Bylaws. Previously filed as an exhibit to the Registrant's Report on Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

4(a) Dividend Reinvestment Plan. Previously filed as an exhibit to the Registrant's Registration Statement on Form F-3 (Registration No. 033-61533). Here incorporated by reference.

4(b) A specimen stock certificate of the Registrant's Common Stock filed as exhibit to Registrant's Registration Statement on Form S-2 (Registration No. 333-06017). Here incorporated by reference.

10(a) Stock Option Plan. Previously filed in the Registrant's definitive proxy statement for its annual meeting of shareholders held April 21, 1994. Here incorporated by reference.

10(b) First Manistique Corporation Executive and Board Member Restricted Stock Plan. Previously filed in the Registrant's definitive proxy statement for its annual meeting of shareholders held April 18, 1995. Here incorporated by reference.

10(c) Employment Contract between North Country Bank and Trust and Ronald G. Ford. Previously filed as an exhibit to Registrant's Report on Form 10-K for the year ended December 31, 1995. Here incorporated by reference.

10(d) Amendment to Employment Contract between North Country Bank and Trust and Ronald G. Ford. Previously filed as an exhibit to Registrant's Report on Form 10-K for the year ended December 31, 1996.
         Here incorporated by reference.

10(e) Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for Nonemployee Directors. Previously filed in the Registrant's definitive proxy statement for its annual meeting of shareholders held April 23, 1996. Here incorporated by reference.

10(f) First Manistique Corporation Stock Compensation Plan. Previously filed as an exhibit to the Registrant's definitive proxy statement for its annual meeting of shareholders to be held April 15, 1997. Here incorporated by reference.

10(g) First Manistique Corporation 1997 Directors' Stock Option Plan. Previously filed as an exhibit to Registrant's definitive proxy statement for its annual meeting of shareholders held April 15, 1997. Here incorporated by reference.

13 Excepts from the Registrant's 1997 Annual Report to Shareholders, including Management's Discussion and Analysis of Financial Condition and Results of Operations and the Registrant's Consolidated Financial Statements for the years ended December 31, 1997, 1996 and 1995.

21       Subsidiaries of the Registrant.  Filed herewith.

27       Financial Data Schedule - year ended December 31, 1997. Filed herewith.