Form 10-Q
period 1998-03-31
FIRST MANISTIQUE CORP
filed 1998-05-14
CIK 36506

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1998

                         Commission file number: 0-20167

                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                  38-2062816
    (State of other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                  Identification No.)

                  130 South Cedar Street, Manistique, MI 49854
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (906) 341-8401


                          FIRST MANISTIQUE CORPORATION
                                  (Former name)

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

As of May 12, 1998, there were outstanding 2,381,796 shares of the registrant's common stock, no par value.

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.           Financial Information (unaudited):

                  Item 1.
                  Consolidated Financial Statements                          3-6
                  Notes to Consolidated Financial Statements                   7

                  Item 2.
                  Management's Discussion and Analysis of
                  Financial Condition and Results of Operations             8-12

Part II.          Other Information

                  Item 6.
                  Exhibits and Reports on Form 8-K                            13


Signatures                                                                    14

                   PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets
(In thousands of dollars)

                                                                                   March 31,              December 31,
ASSETS                                                                               1998                    1997
                                                                                    ------                  -----
     Cash and due from banks                                                    $       9,160            $       9,338
     Federal funds sold                                                                 7,890                    1,805
                                                                                 ------------             ------------
         Total cash and cash equivalents                                               17,050                   11,143

          Securities available for sale - stated at fair value                          9,351                   10,103

     Loans, net of unearned income                                                    382,926                  372,519
     Allowance for loan losses                                                        (5,572)                  (5,600)
                                                                                 ------------             ------------
         Net loans                                                                    377,354                  366,919

     Premises and equipment                                                            18,047                   17,477
     Other assets                                                                      12,241                   15,792
                                                                                 ------------             ------------

     TOTAL ASSETS                                                                 $   434,043              $   421,434
                                                                                  ===========              ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest bearing deposits                                            $     32,271             $     33,354
         Interest bearing deposits                                                    339,891                  327,195
                                                                                 ------------             ------------
               Total deposits                                                         372,162                  360,549

     Federal funds purchased and securities sold under
          agreement to repurchase                                                       2,551                    1,195
     Other borrowings                                                                  18,840                   19,628
     Other liabilities                                                                  3,019                    3,470
                                                                                 ------------             ------------

     TOTAL LIABILITIES                                                                396,572                  384,842
                                                                                 ------------             ------------

     Shareholders' Equity
         Common stock - No par value
              Authorized - 6,000,000 shares
              Issued and outstanding - 2,380,166 and 2,379,490
                  shares at March 31, 1998 and December 31, 1997
                   respectively                                                        19,958                   19,916
         Retained earnings                                                             17,519                   16,679
         Unrealized loss on securities available for sale - net of tax                    (6)                      (3)
                                                                                -------------            -------------
                 Total shareholders's equity                                           37,471                   36,592
                                                                                -------------            -------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $   434,043              $   421,434
                                                                                  ===========              ===========

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)

                                                                                        Three months ended
                                                                                             March 31
                                                                           1998                                 1997
                                                                          ------                               -----
Interest Income
     Loans, including fees                                             $          8,861                 $          7,867
     Securities
         Taxable                                                                    219                              275
         Exempt from federal taxation                                                 1                                7
     Other                                                                          102                               69
                                                                       ----------------                 ----------------

Total interest income                                                             9,183                            8,218

Interest expense
     Deposits                                                                     3,977                            3,330
     Borrowed funds                                                                 276                              331
                                                                       ----------------                 ----------------

Total interest expense                                                            4,253                            3,661
                                                                       ----------------                 ----------------

Net interest income                                                               4,930                            4,557

Provision for loan losses                                                           250                              106
                                                                       ----------------                 ----------------

Net interest income after provision for loan losses                               4,680                            4,451

Noninterest income
     Service charges on deposit accounts                                            309                              238
     Gains on sale of loans                                                          23                                9
     Securities gains                                                                44                                0
     Other                                                                          166                              104
                                                                       ----------------                 ----------------

Total noninterest income                                                            542                              351

Noninterest expense
     Salaries and employee benefits                                               1,640                            1,501
     Furniture and equipment expense                                                325                              334
     Occupancy expense                                                              243                              260
     Other                                                                        1,450                            1,409
                                                                       ----------------                 ----------------

Total noninterest expense                                                         3,658                            3,504
                                                                       ----------------                 ----------------

Income before income tax                                                          1,564                            1,298

Provision for income tax                                                            414                             3 14
                                                                       ----------------                 ----------------

Net income                                                             $          1,150                 $            984
                                                                       ================                 ================

Weighted average common shares outstanding                                    2,379,675                        2,370,305
                                                                       ================                 ================

                                                                March 31, 1998                   March 31, 1997
                                                            Basic           Diluted           Basic          Diluted
Earnings per common share                                   $ 0.48          $ 0.48           $ 0.42          $ 0.42
                                                            ======          ======           ======          ======

Consolidated Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)

                                                                                   March 31,               December 31,
                                                                                      1998                     1997
Balance - beginning of period                                                     $    36,592              $    32,386

Comprehensive income:
     Net income for period                                                              1,150                      984
     Net change in unrealized gain (loss) on
          securities available for sale                                                   (3)                    (148)
                                                                                  -----------              -----------

     Total comprehensive income                                                         1,147                      836

Cash dividends                                                                          (307)                    (285)

Issuance of common stock                                                                  152                    1,282

Common stock retired                                                                     -113                        0

                                                                                  $    37,471              $    34,219
                                                                                  ===========              ===========

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)

                                                                                  March 31,              December 31,
                                                                                     1998                    1997
CASH FLOWS FROM OPERATING ACTIVITIES                                             $      5,907          $         1,730
                                                                                 ------------          ---------------
 CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks                                     0                      438
     Purchase of securities available for sale                                              0                     (830)
     Proceeds from sales of securities available for sale                                 752                    4,847
     Proceeds from maturities, calls, or payoffs of securities
          available for sale                                                                0                      246
     Net increase in loans                                                            (10,435)                 (12,192)
     Purchase of premises and equipment                                                  (914)                  (1,484)
     Net cash provided in acquisitions                                                      0                       32
                                                                                            -          ---------------

          Net cash used in investing activities                                       (10,597)                  (8,943)
                                                                                 ------------          ---------------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits                                                          11,613                   14,068
     Net decrease in federal funds purchased and securities
           sold under agreement to repurchase                                           1,355                   (4,100)
     Proceeds from notes payable                                                            0                    8,250
     Payment on notes payable                                                            (787)                  (1,788)
     Proceeds from issuance of common stock                                               152                    1,282
     Retirement of common stock                                                          (113)                       0
     Payment of dividends                                                                (307)                    (285)
                                                                                 ------------

         Net cash from financing activities                                            11,913                   17,427
                                                                                 ------------          ---------------

Net increase (decrease) in cash and cash equivalents                                    7,223                   10,214

Cash and cash equivalents at beginning of period                                       11,143                   12,164
                                                                                 ------------          ---------------

Cash and cash equivalents at end of period                                       $     17,050           $       22,378
                                                                                 ============          ===============

                       NORTH COUNTRY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Accounting Changes

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income in a full set of general-purpose financial statements. This statement requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed with the same prominence as other financial statements. This statement requires that an enterprise display an amount representing total comprehensive income for the period in a financial statement, but does not require a specific format for that financial statement. This statement also requires that an enterprise (a) classify items of other comprehensive income by their nature in a financial statement and (b) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial position. The statement is effective for fiscal years beginning after December 15, 1997. Reclassification of financial statements for earlier periods provided for comparative purposes is required. As of 1/1/1998, management has adopted this standard. The net effect on the earnings of the company is insignificant.

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The statement is not expected to have an effect on the financial position or operating results of the Registrant, but may require additional disclosures in the financial statements. The Registrant will implement this statement with the December 31, 1998 annual report.

Note 3 - Allowance for Loan Losses

Activity in the allowance for loan losses for the three months ended March 31, 1998 and 1997, are summarized as follows:

(In thousands of dollars)
                                                                                  March 31,                  March 31,
                                                                                    1998                       1997
Balance at beginning of period                                                      $  5,600                   $  4,591
Charge-offs                                                                            (284)                       (93)
Recoveries                                                                                 6                         49
Balance transferred from purchase of U.P. Financial                                        0                        298
Provision for loan loss                                                                  250                        106
    Total                                                                           $  5,572                   $  4,951
                                                                             ==========================================

Information regarding impaired loans follows:
(In thousands of dollars)

                                                                                     March 31,                December 31,
                                                                                       1998                       1997
Average investment in impaired loans                                                $  6,899                   $  6,710
Balance of impaired loans                                                           $  7,089                   $  6,933

Note 4 - Other Borrowings

Other borrowings consists of the following at March 31, 1998 and December 31, 1997 (In thousands of dollars)

                                                                                    March 31,                 December 31,
                                                                                      1998                        1997
Other Borrowings
     Federal Home Loan bank advances (6) at various
          rates with various maturities (see annual
          financial statements)                                                  $   16,115                  $   16,115
     Farmers Home Administration, $2,000,000 fixed
         rate line agreement maturing August 24, 2024,
         interest payable at 1%                                                       1,938                       1,938
     Notes payable to South Range State Bank's
          former stockholders, maturing in three equal
         annual installments beginning February 1,
         1997.  Interest payable at 5.2%                                                787                       1,575
                                                                              -------------                ------------
Total Other Borrowings                                                           $   18,840                  $   19,628
                                                                              =========================================

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1997 and March 31, 1998. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the first quarter of 1998. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

Highlights

Year to date consolidated net income was $1,150,000 through March 31, 1998 compared to $984,000 for the same period in 1997. Earnings per share increased from $0.42 through the quarter ending March 31, 1997, to $0.48 for the same period in 1998.

Financial Condition

Loans

Through the first quarter of 1998, loan balances increased by $10.4 million. The loan to deposit ratio has decreased from 101.8% at December 31, 1997, to 101.4% at March 31, 1998. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity. As shown in the table below, the loan mix remains relatively constant for the quarter ended March 31, 1998 compared to December 31, 1997.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At March 31, 1998 the allowance for loan losses was equal to 1.46% of total loans outstanding compared to 1.50% at December 31, 1997.

Commercial real estate loans have increased by $10.9 million through the first quarter of 1998 to $97,029,000 at March 31, 1998. Through the first quarter of 1998, loans to general commercial businesses decreased by $3,098,000 to $92,533,000. Commercial leases increased $6.7 million to $17,779,000 at March 31, 1998 and governmental leases decreased $0.1 million to $46,386,000. Residential, 1-4 family mortgages increased by $1.8 million to $97,302,000. Consumer loans have decreased $2.6 million through the first quarter of 1998 to $24,335,000. Construction loans have decreased $3.4 million to $7,562,000 at March 31, 1998.

                                                             March 31,                          December 31,
                                                               1998             % of Total         1997            % of Total
                                                              ------            ----------        ------           ----------
Loans (in thousands)
Commercial real estate                                    $    97,029             25.3%       $    86,052             23.1%
Commercial, financial, and agricultural                        92,533             24.2%            95,631             25.7%
Leases:
     Commercial                                                17,779              4.6%            11,094              3.0%
     Governmental                                              46,386             12.1%            46,464             12.5%
1-4 family residential real estate                             97,302             25.4%            95,543             25.6%
Consumer                                                       24,335              6.4%            26,795              7.2%
Construction                                                    7,562              2.0%            10,940              2.9%
                                                        -------------          --------      ------------          --------
Total                                                      $  382,926            100.0%        $  372,519            100.0%
                                                        ===================================================================

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in its historical charge-off percentage. Charge-offs for the period ending March 31, 1998 have increased $162,000 from the same period in 1997. This is mainly the result of an increase in commercial and industrial loan charge-offs to $208,000 for the quarter. Accordingly, the provision for loan losses was increased from $106,000 in the period ending March 31, 1997 to $250,000 for the same period in 1998.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of March 31, 1998, and December 31, 1997.

(In thousands of dollars)

                                                         March 31,                 December 31,
                                                          1998                        1997
Nonaccrual loans                                       $  1,630                    $  1,956
Loans 90 days or more past due                         $    408                    $    698
Renegotiated loans                                            0                           0

Investments

Available for sale securities decreased $0.75 million through the first quarter of 1998 due to the sale of securities. The mix of the portfolio remained relatively unchanged from December 31, 1997. The primary use of the portfolio is to provide a source of liquidity. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.

Deposits

Total deposits through the first quarter have increased $11.6 million. Interest bearing deposit balances increased through March 31, 1998, continuing a trend from 1997. The increase in interest bearing deposits came from an $11.9 million increase in savings, money market and interest-bearing checking, a $2.3 million increase in time deposits less than $100,000, and a $0.9 million increase in time deposits greater than $100,000. The time deposits of $100,000 or more consist of stable, government balances and balances from retail customers.

Borrowings

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant uses alternative funding sources to provide funds for lending activities. Other borrowings decreased by $.8 million through the first quarter (refer to the table presented in Note 4 to the first quarter financial statements above for the composition of the decrease). At March 31, 1998, $16.1 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.

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

Results of Operations

Net Interest Income

Net interest income through March 31, 1998 increased by 8.2%, compared to the same period one year ago. The net interest margin, on a fully tax equivalent basis at March 31, 1998 was 5.54%, compared to 5.64% for all of 1997. The decrease in net yield on interest earning assets reflects the competitive nature of the Registrant's market. Interest income from loans represented 96.5% of total interest income through the first quarter of 1998 compared to 95.7% for the same period of 1997. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.

Provision for Loan Losses

The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses has increased $144,000 through March 31, 1998 compared to the same period in 1997 as a result of the Registrant's desire to maintain an adequate percentage of allowance to loans.

Noninterest Income

Service charges on deposit accounts increased $71,000 through the first quarter of 1998 vs. the first quarter of 1997 due mainly to an increased focus on non-interest sources of income. Gains on sales of loans has increased to $23,000 through the first quarter of 1998 vs. $9,000 through the first quarter of 1997 due to an increase in loan sale activity. Securities gains were $44,000 through the first quarter of 1998. There were no security gains or losses in the same period in 1997. The proceeds from the security sales were used to fund loans in the Registrant's growing loan portfolio. Other noninterest income increased $62,000 through the first quarter of 1998 vs. the first quarter of 1997 due mainly to an increase in insurance commissions.

Noninterest Expenses

Noninterest expense showed an increase of 4.4% through March 31, 1998 compared to the same period of 1997. The increase is consistent with the Registrant's asset growth. Salary expense increased by $139,000 from March 31, 1997 to the same period in 1998. Much of the increase in salaries was due to the Registrant's staffing of branches that opened after March 31, 1998. Occupancy expense decreased by $28,000 from March 31, 1997 to March 31, 1998. Other noninterest expense increased by $41,000 for this same period. While the changes in non-interest expense were expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.

Federal Income Tax

The provision for income taxes was 26.5% of income before income tax through March 31, 1998 compared to 24.2% through March 31, 1997. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has increased as tax-exempt income has become a smaller portion of total interest income.

Interest Rate Risk

Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Management writes commercial and real estate loans at variable rates or, if necessary, fixed rate loans for relatively short terms. Management has also offered products that give customers an incentive to accept longer term deposits. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods. The Registrant has remained slightly liability sensitive in the cumulative net asset (liability) funding gap for 1 - 365 days since December 31, 1997.

Capital Resources

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratios at March 31, 1998 and 1997.


                                                                                        March 31, 1998
                                                              Required           Required            Actual             Actual
                                                                 $                 %                  $                  %
Tier 1 risk adjusted capital ratio                            13,064              4.00%             29,907              9.16%
Total risk adjusted capital ratio                             26,128              8.00%             31,365              9.60%
Tier 1 leverage ratio                                         17,031              4.00%             29,907              7.02%

Tier 1 capital                                                                                      29,907
Tier 2 capital                                                                                       4,033
Total risk based capital                                                                            33,940
Total risk weighted assets                                                                         326,599
Average total assets                                                                               425,787


                                                                                        March 31, 1997
                                                              Required           Required            Actual             Actual
                                                                  $                 %                  $                  %
Tier 1 risk adjusted capital ratio                            12,258              4.00%             27,521              8.98%
Total risk adjusted capital ratio                             24,516              8.00%             31,365             10.23%
Tier 1 leverage ratio                                         15,451              4.00%             27,521              7.12%

Tier 1 capital                                                                                      27,521
Tier 2 capital                                                                                       3,844
Total risk based capital                                                                            31,365
Total risk weighted assets                                                                         306,449
Average total assets                                                                               386,276

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


Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of Registrant's shareholders during the first quarter of 1998.


Item 5.  Other Information.

None.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

Number                              Exhibit

3                 The Registrant's Restated Articles of Incorporation as amedned to reflect change of the Registrant's  name.
27                Financial Data Schedule.  Filed herewith.



The following documents are filed as part of Part I, Item 1 of this report:

       Consolidated Balance Sheets - March 31, 1998 (Unaudited) and December 31,
                  1997 (Audited)

       Consolidated  Statements  of Income - Three months ended March 31, 1998 and 1997 (Unaudited)

       Consolidated Statement of Changes in Shareholders' Equity - Three months ended March 31, 1998 and 1997 (Unaudited)

       Consolidated Statement of Cash Flows - Three months ended March 31, 1998 and 1997 (Unaudited)

        Notes to consolidated financial statements - March 31, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended March 31, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.


                                         NORTH COUNTRY FINANCIAL CORPORATION


                                         /s/ Ronald G. Ford
                                         Ronald G. Ford
                                         (Chief Executive Officer)


                                         /s/ Michael L. Roarty
                                         Michael L. Roarty
                                         (Executive Vice President and Chief
                                         Financial Officer)


Dated:  May 14, 1998

Exhibit 3, Page 1


                            CERTIFICATE OF AMENDMENT
                        TO THE ARTICLES OF INCORPORATION


     Pursuant to the provisions of Act 284, Public Acts of 1972, as amended, the undersigned corporation executes the following Certificate:

         1.      The present name of the corporation is:

                 First Manistique Corporation

         2.      The identification number assigned by the Bureau is:  063 316

         3.      The location of the registered office is:

                 130 South Cedar
                 Manistique, MI 49854

         4. The following amendments to the Articles of Incorporation were duly adopted on the 14th day of April, 1998. The amendment was duly adopted in accordance with Section 611(2) of the Act by the vote of the shareholders. The necessary votes were cast in favor of the amendment.

         Article I is hereby amended to read as follows:

                                    ARTICLE I

         The name of the Corporation is North Country Financial Corporation.

                                            Signed this 18th day of April, 1998.



                                            By:  /s/Ronald G. Ford
                                            Ronald G. Ford, President and
                                            Chief Executive Officer


Return to:
Donald L. Johnson
Varnum, Riddering, Schmidt & Howlett LLP
P.O. Box 352
Grand Rapids, MI 49501-0352

Exhibit 3, Page 2


                            CERTIFICATE OF AMENDMENT
                        TO THE ARTICLES OF INCORPORATION


     Pursuant to the provisions of Act 284, Public Acts of 1972, as amended, the undersigned corporation executes the following Certificate:

         1.       The present name of the corporation is:

                  First Manistique Corporation

         2.       The identification number assigned by the Bureau is:  063 316

         3.       The location of the registered office is:

                  130 South Cedar
                  P.O. Box 369
                  Manistique, MI 49854

         4. The following amendments to the Articles of Incorporation were duly adopted on the 23rd day of April, 1996. The amendments were duly adopted in accordance with Section 611(2) of the Act by the vote of the shareholders. The necessary votes were cast in favor of the amendments.

               Article III of the Corporation's Articles of Incorporation is hereby amended to read as follows:

                                   ARTICLE III

               The total number of shares of all classes of stock which the corporation shall have authority to issue is 6,500,000 shares, of which 6,000,000 shares shall be of a single class of common stock and 500,000 shares shall be series preferred stock.

               The authorized shares of common stock are all of one class with equal voting power, and each such share shall be equal to every other such share. The Board of Directors of the corporation may cause the corporation to issue preferred shares in one or more series, each series to bear a distinctive designation and to have such relative rights and preferences as shall be prescribed by resolution of the Board. Such resolutions, when filed, shall constitute amendments to these Articles of Incorporation.

Exhibit 3, Page 3


     A new Article VII is added to the Corporation's Articles of Incorporation and reads as follows:

                                   ARTICLE VII

                               BOARD OF DIRECTORS

               Section 1. Authority and Size of Board. The business and affairs of the corporation shall be managed by or under the direction of the Board of Directors. The number of directors of the corporation that shall constitute the Board of Directors shall be determined from time to time by resolution adopted by the affirmative vote of:

                    A. At least eighty  percent (80%) of the Board of Directors,
               and

                    B. A majority of the  Continuing  Directors (as  hereinafter defined).

               Section 2. Classification of Board and Filling of Vacancies. Subject to applicable law, the directors shall be divided into three
          (3) classes, each class to be as nearly equal in number as possible. At each annual meeting of shareholders, the successors to the class of directors whose term shall then expire shall be elected to hold office for a term expiring at the third succeeding annual meeting and until their successors shall be duly elected and qualified or their resignation or removal. Any vacancies in the Board of Directors for any reason, and any newly created directorships resulting from any increase in the number of directors, may be filled only by the Board of Directors, acting by an affirmative vote of a majority of the Continuing Directors (as hereinafter defined) and an eighty percent (80%) majority of all of the directors then in office, although less than a quorum, and any director so chosen shall hold office until the next election of the class for which the director was chosen and until his successor shall be duly elected and qualified or his resignation or removal. No decrease in the number of directors shall shorten the term of any incumbent director.

               Section 3. Removal of Directors. Notwithstanding any other provisions of these Articles of Incorporation or the Bylaws of the corporation (and notwithstanding the fact that some lesser percentage may be specified by law or by these Articles of Incorporation or the Bylaws of the corporation), any one or more directors of the corporation may be removed at any time, with or without cause, but only by either (i) the affirmative vote of a majority of the

Exhibit 3, Page 4



         Continuing Directors and at least eighty percent (80%) of the Board of Directors or (ii) the affirmative vote, at a meeting of the shareholders called for that purpose, of the holders of at least eighty percent (80%) of the voting power of the then outstanding shares of capital stock of the corporation entitled to vote generally in the election of directors (the "Voting Stock") voting together as a single class.

               Section 4. Certain Definitions.  For the purposes of this Article
          VII:

                    A. A "person" shall mean any individual,  firm,  corporation or other entity.

                    B. "Interested Shareholder" shall mean any person, other than the corporation or any Subsidiary, who or which:

                         (i) is the beneficial owner, directly or indirectly, of
                    ten percent (10%) or more of the voting power of the outstand ing Voting Stock; or

                         (ii) is an Affiliate of the corporation and at any time
                    within the two (2) year period immediately prior to the date in question was the beneficial owner, directly or indirectly, of ten percent (10%) or more of the voting power of the then outstanding Voting Stock; or

                         (iii) is an assignee of or has  otherwise  succeeded to
                    any shares of Voting Stock which were at any time within the two (2) year period immediately prior to the date in question beneficially owned by any Interested Shareholder, if such assignment or succession shall have occurred in the course of a transaction or series of transactions not involving a public offering within the meaning of the Securities Act of 1933.

                    C. A person  shall be a  "beneficial  owner"  of any  Voting
               Stock:

                         (i)  which  such  person  or any of its  Affiliates  or
                    Associates  (as  hereinafter  defined)   beneficially  owns,
                    directly or indirectly; or

                         (ii) which such person or any of its Affiliates or Associates has (a) the right to acquire (whether such right is

Exhibit 3, Page 5



                    exercisable immediately or only after the passage of time), pursuant to any agreement, arrangement or understanding or upon the exercise of conversion rights, exchange rights, warrants or options, or otherwise, or (b) the right to vote pursuant to any agreement, arrangement or understanding; or

                         (iii) which are beneficially owned, directly or in directly, by any other person with which such person or any of its Affiliates or Associates has any agreement, arrangement or understanding for the purpose of acquiring, holding, voting or disposing of any shares of Voting Stock.

                    D. For the  purposes of  determining  whether a person is an
               Interested Shareholder pursuant to paragraph B of this Section 4, the number of shares of Voting Stock deemed to be outstanding shall include shares deemed owned through application of paragraph C of this Section 4 but shall not include any other shares of Voting Stock which may be issuable pursuant to any agreement, arrangement or understanding, or upon exercise of conversion rights, warrants or options, or otherwise.

                    E. "Affiliate" or "Associate" shall have the respective meanings ascribed to such terms in Rule 12b-2 of the General Rules and Regulations under the Securities Exchange Act of 1934, as in effect on the date this Article of the Articles of Incorporation is filed with the Corporation Division of the Michigan Department of Commerce.

                    F. "Subsidiary" means any corporation of which a majority of any class of equity security is owned, directly or indirectly, by the corporation; provided, however, that for the purposes of the definition of Interested Shareholder set forth in paragraph B of this Section 4, the term "Subsidiary" shall mean only a corporation of which a majority of each class of equity security is owned, directly or indirectly, by the corporation.

                    G. "Continuing Director" means any member of the Board of Directors of the corporation (the "Board") who is unaffiliated with the Interested Shareholder and was a member of the Board prior to the time that the Interested Shareholder became an Interested Shareholder, and any successor of a Continuing Director who is unaffiliated with the Interested Shareholder and is recommended to succeed a Continuing Director by a majority of Continuing Directors then on the Board.

Exhibit 3, Page 6



               Section 5. Powers of Continuing Directors. A majority of the Continuing Directors of the corporation shall have the power and duty to determine, on the basis of information known to them after reasonable inquiry, all facts necessary to determine compliance with this Article VII, including without limitation (i) whether a person is an Interested Shareholder, (ii) the number of shares of Voting Stock beneficially owned by any person and (iii) whether a person is an Affiliate or Associate of another; and the good faith determination of a majority of the Continuing Directors on such matters shall be conclusive and binding for all the purposes of this Article VII.

               Section 6. Nominations for Board. Nominations for the election of directors may be made by the Board of Directors or by a shareholder entitled to vote in the election of directors. A shareholder entitled to vote in the election of directors, however, may make such a nomination only if written notice of such shareholder's intent to do so has been given, either by personal delivery or by United States mail, postage prepaid, and received by the corporation (a) with respect to an election to be held at an annual meeting of shareholders, not later than sixty (60) nor more than ninety (90) days prior to the first anniversary of the preceding year's annual meeting (or, if the date of the annual meeting is changed by more than twenty
          (20) days from such anniversary date, within ten (10) days after the date the corporation mails or otherwise gives notice of the date of such meeting), and (b) with respect to an election to be held at a special meeting of shareholders called for that purpose, not later than the close of business on the tenth (10th) day following the date on which notice of the special meeting was first mailed to the shareholders by the corporation.

               Each shareholder's notice of intent to make a nomination shall set forth: (i) the name(s) and address(es) of the shareholder who intends to make the nomination and of the person or persons to be nominated; (ii) a representation that the shareholder (a) is a holder of record of stock of the corporation entitled to vote at such meeting, (b) will continue to hold such stock through the date on which the meeting is held, and (c) intends to appear in person or by proxy at the meeting to nominate the person or persons specified in the notice; (iii) a description of all arrangements or understandings between the shareholder and each nominee and any other person or persons (naming such person or persons) pursuant to which the nomination is to be made by the shareholder; (iv) such other information regarding each nominee proposed by such shareholder as would be required to be included in a proxy statement filed pursuant to Regulation 14A promulgated under Section 14 of the Securities Exchange Act of 1934, as amended, as now in effect or hereafter modified; and (v) the consent of each nominee to serve as a director of the corporation if so

Exhibit 3, Page 7



          elected. The corporation may require any proposed nominee to furnish such other information as may reasonably be required by the corporation to determine the qualifications of such proposed nominee to serve as a director.

               No person shall be eligible for election as a director unless nominated (i) by a shareholder in accordance with the foregoing procedure or (ii) by the Board of Directors.

     A new Article VIII is added to the Corporation's Articles of Incorporation and reads as follows:

                                  ARTICLE VIII

                      NOTIFICATION OF SHAREHOLDER PROPOSALS

          The Board of Directors of the corporation shall submit for consideration and vote by the shareholders, at annual meetings of the shareholders, only those proposals that are first brought before the meeting by or at the direction of the Board of Directors, or by any shareholder entitled to vote at such meeting (a) who submits to the corporation a timely Notice of Proposal in accordance with the requirements of this Article VIII and the proposal is a proper subject for action by shareholders under Michigan law, or (b) whose proposal is included in the corporation's proxy materials in compliance with all the requirements set forth in the applicable rules and regulations in the Securities and Exchange Commission.

          Each shareholder's Notice of Proposal shall set forth:

               (a) The name and address of the shareholder submitting the proposal, as they appear on the corporation's books and records;

               (b) A representation that the shareholder (i) is a holder of record of stock of the corporation entitled to vote at such meeting,
          (ii) will continue to hold such stock through the date on which the meeting is held, and (iii) intends to appear in person or by proxy at the meeting to submit the proposal for shareholder vote;

               (c) A brief description of the proposal desired to be submitted to the meeting for shareholder vote and the reasons for conducting such business at the meeting; and

Exhibit 3, Page 8



               (d) A description of any financial or other interest of such shareholder in the proposal.

          A Notice of Proposal must be given, either by personal delivery or by United States mail, postage prepaid, and received by the corporation not less than thirty (30) days prior to the date of the originally scheduled meeting, regardless of any adjournments thereof to a later date; provided that, if less than forty (40) days' notice of the meeting of shareholders is given by the corporation, the Notice of Proposal must be received by the corporation not later than the close of business on the tenth (10th) day following the date on which the notice of the scheduled meeting was first mailed to the shareholders.

          The secretary of the corporation shall notify a shareholder in writing whether his or her Notice of Proposal has been made in accordance with all the requirements of this Article VIII. The chairman of the meeting may refuse to acknowledge the proposal of any shareholder not made in compliance with all such requirements.

     A new Article IX is added to the Corporation's Articles of Incorporation and reads as follows:

                                   ARTICLE IX

                      AMENDMENT OF ARTICLES VII, VIII OR IX

          Notwithstanding anything contained in these Articles of Incorporation to the contrary, the affirmative vote of at least 80% of the outstanding shares of voting stock of the corporation, voting as a single class, shall be required to amend or repeal Article VII, Article VIII or Article IX of these Articles of Incorporation or to adopt any provision inconsistent therewith, unless, such amendment or repeal or inconsistent provision has been recommended for approval by at least 80% of all directors then holding office and by a majority of the Continuing Directors. The term "Continuing Directors" is defined in Article VII.

Exhibit 3, Page 9



     A new Article X is added to the Corporation's Articles of Incorporation and reads as follows:

                                    ARTICLE X

                       BOARD EVALUATION OF CERTAIN OFFERS

          Section 1. Matters to be Evaluated. The Board of Directors of this corporation shall not approve, adopt or recommend any offer of any person or entity, other than the corporation, to make a tender or exchange offer for any capital stock of the corporation, to merge or consolidate the corporation with any other entity or to purchase or otherwise acquire all or substantially all of the assets or business of the corporation unless and until the Board of Directors shall have first evaluated the offer and determined that the offer would be in compliance with all applicable laws and that the offer is in the best interests of the corporation and its shareholders. In connection with its evaluation as to compliance with laws, the Board of Directors may seek and rely upon an opinion of legal counsel independent from the offeror and it may test such compliance with laws in any state or federal court or before any state or federal administrative agency which may have appropriate jurisdiction. In connection with its evaluation as to the best interests of the corporation and its share holders, the Board of Directors shall consider all factors which it deems relevant, including without limitation: (i) the adequacy and fairness of the consideration to be received by the corporation and/or its shareholders under the offer considering historical trading prices of the corporation's stock, the price that might be achieved in a negotiated sale of the corporation as a whole, premiums over trading prices which have been proposed or offered with respect to the securities of other companies in the past in connection with similar offers and the future prospects for this corporation and its business; (ii) the potential social and economic impact of the offer and its consummation on this corporation, and its subsidiaries and their respective employees, depositors and other customers and vendors; (iii) the potential social and economic impact of the offer and its consummation on the communities in which the corporation and any subsidiaries operate or are located; (iv) the business and financial condition and earnings prospects of the proposed acquiror or acquirors; and
     (v) the competence, experience and integrity of the proposed acquiror or acquirors and its or their management.

          Section 2. Amendment, Repeal, etc. Notwithstanding any other provision of these Articles of Incorporation or the Bylaws of the corporation to the contrary (and notwithstanding the fact that a lesser percentage may be specified by law, these Articles of Incorporation or the Bylaws of the

Exhibit 3, Page 10


     corporation), the affirmative vote of the holders of eighty percent (80%) or more of the outstanding shares of capital stock entitled to vote for the election of directors, voting together as a single class, shall be required to amend, repeal or adopt any provision inconsistent with this Article X; provided, however, that this Section 2 of Article X shall be of no force or effect if the proposed amendment, repeal or other action has been recommended for approval by at least eighty percent (80%) of all directors then holding office.


                                            Signed this 25th day of April, 1996.



                                            By:  /s/Ronald G. Ford
                                                 Ronald G. Ford, President and
                                                 Chief Executive Officer




Return to:
Donald L. Johnson
Varnum, Riddering, Schmidt & Howlett
P.O. Box 352
Grand Rapids, MI 49501-0352

Exhibit 3, Page 11

                       RESTATED ARTICLES OF INCORPORATION

                                       OF

                          FIRST MANISTIQUE CORPORATION


     The following Restated Articles of Incorporation are executed by the undersigned corporation pursuant to the provisions of Sections 641-651, Act 284, Public Acts of 1972, as amended.

          1. The present name of the corporation, and its only name since its incorporation is First Manistique Corporation.

          2. The corporation identification number (CID) assigned by the bureau is 063-316.

          3. All of the former names of the corporation are: None

          4. The date of filing the original Articles of Incorporation was December 6, 1974.

          5. The following Restated Articles of Incorporation supersede the original Articles of Incorporation, as heretofore amended, and shall be the Articles of Incorporation of the corporation.

                                    ARTICLE I

     The name of the corporation is First Manistique Corporation.

                                   ARTICLE II

     The purpose or purposes for which the corporation is organized is to engage in any activity within the purposes for which corporations may be organized under the Business Corporation Act of Michigan, as amended from time to time, and including without limitation the power to act as a bank holding company as permitted by the Federal Bank Holding Company Act of 1956, as amended, or hereafter supplemented or amended.

                                   ARTICLE III

     The total authorized shares:

         1.       Common Shares                       2,000,000
                                                     ----------
                  Preferred Shares                       25,000
                                                    -----------

Exhibit 3, Page 12

         2. A statement of all or any of the relative rights, preferences and limitations of the shares of each class is as follows:

                           The Board of Directors may cause the Corporation to issue Preferred Shares in one or more series, each series to bear a distinctive designation and to have such relative rights and preferences as shall be prescribed by resolution of the Board. Such resolutions, when filed, shall constitute amendments to these Articles of Incorporation.

                                   ARTICLE IV

         1. The address of the current registered office is: 130 South Cedar Street, P.O. Box 369, Manistique, Michigan 49854, which is also the mailing address of the current registered office.

         2.       The name of the current resident agent is:  Ronald G. Ford

                                    ARTICLE V

     When a compromise or arrangement or a plan of reorganization of this corporation is proposed between this corporation and its creditors or any class of them or between this corporation and its shareholders or any class of them, a court of equity jurisdiction within the state, on application of this corporation or of a creditor or shareholder thereof, or on application of a receiver appointed for the corporation, may order a meeting of the creditors or class of creditors or of the shareholders or class of shareholders to be affected by the proposed compromise or arrangement or reorganization, to be summoned in such manner as the court directs. If a majority in number representing 3/4 in value of the creditors or class of creditors, or of the shareholders or class of shareholders to be affected by the proposed compromise or arrangement, agree to a compromise or arrangement, or a reorganization of this corporation as a consequence of the compromise or arrangement, the compromise or arrangement and the reorganization, if sanctioned by the court to which the application has been made, shall be binding on all the creditors or class of creditors, or on all the shareholders or class of shareholders and also on this corporation.

                                   ARTICLE VI

     A director of the Corporation shall not be personally liable to the Corporation or its shareholders for monetary damages for a breach of fiduciary duty as a director, except for liability: (a) for any breach of the director's duty of loyalty to the Corporation or its shareholders; (b) for acts or omissions not in good faith or which involve intentional misconduct or a knowing violation of law; (c) resulting from a violation ss.551(1) of the Michigan Business Corporation Act; or (d) for any transaction from which the director derived an improper personal benefit. In the event the Michigan Business Corporation Act is amended, after approval by the shareholders of this Article VII, to authorize corporate action further eliminating or limiting the personal liability of directors, then the liability of a director of the Corporation shall be eliminated or limited to the fullest extent permitted by the Michigan Business Corporation Act, as so amended. Any repeal, modification or adoption of any provision in these Articles of Incorporation inconsistent with this Article VI shall not adversely affect any right or protection of a director of the Corporation existing at the time of such repeal, modification or adoption.

Exhibit 3, Page 13

     These Restated Articles of incorporation were duly adopted by the Board of Directors without a vote of the shareholders in accordance with the provisions of Section 642, Act 284, Public Acts of 1972, as amended. These Restated Articles of Incorporation only restate and integrate and do not further amend the provisions of the Articles of Incorporation as heretofore amended and there is no material discrepancy between those provisions and the provisions of these Restated Articles.


     Signed this 28th day of December, 1995.


                                         FIRST MANISTIQUE CORPORATION


                                         By:  /s/ Ronald G. Ford
                                                    (Name)

                                         Its:   President & CEO