Form 10-Q
period 1998-06-30
FIRST MANISTIQUE CORP
filed 1998-08-14
CIK 36506

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549



              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1998

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

                                   -----------


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

As of July 31, 1998, there were outstanding 2,374,949 shares of the registrant's common stock, no par value.

                                      INDEX




                                                                            Page
                                                                       Number(s)

Part I.     Financial Information (unaudited):

            Item 1.
            Consolidated Financial Statements                                3-6
            Notes to Consolidated Financial Statements                       7-8

            Item 2.
            Management's Discussion and Analysis of
            Financial Condition and Results of Operations                   9-12

            Item 3.

            Quantitative and Qualitative Disclosure About Market Risk         13

Part II.    Other Information

            Item 4.
            Submission of Matters to a Vote of Security Holders               14

            Item 6.
            Exhibits and Reports on Form 8-K                                  15


Signatures                                                                    16

                   PART I - FINANCIAL INFORMATION (Unaudited)

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Condensed Balance Sheets
(In thousands of dollars)

                                                                         June 30,        December 31,
ASSETS                                                                    1998               1997
                                                                         ------             -----
                                                                       (Unaudited)
     Cash and due from banks                                          $  18,733          $   9,338
     Federal funds sold                                                   4,011              1,805
                                                                      ---------          ---------
         Total cash and cash equivalents                                 22,744             11,143

          Securities available for sale - stated at fair value           12,367             10,103

     Loans, net of unearned income                                      383,586            372,519
     Allowance for loan losses                                           (5,884)            (5,600)
                                                                      ---------          ---------
         Net loans                                                      377,702            366,919

     Premises and equipment                                              18,443             17,477
     Other assets                                                        13,305             15,792
                                                                      ---------          ---------
     TOTAL ASSETS                                                     $ 444,561          $ 421,434
                                                                      =========          =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest bearing deposits                                 $  37,543          $  33,354
         Interest bearing deposits                                      336,573            327,195
                                                                      ---------          ---------
               Total deposits                                           374,116            360,549

     Federal funds purchased and securities sold under
          agreement to repurchase                                         1,966              1,195
     Other borrowings                                                    27,076             19,628
     Other liabilities                                                    3,643              3,470
                                                                      ---------          ---------

     TOTAL LIABILITIES                                                  406,801            384,842
                                                                      ---------          ---------

     Shareholders' Equity
         Common stock - No par value
              Authorized - 6,000,000 shares
              Issued and outstanding - 2,369,811 and 2,379,490
                  shares at June 30, 1998 and December 31, 1997
                   respectively                                          19,245             19,916
         Retained earnings                                               18,526             16,679
         Other Comprehensive Income - Unrealized loss on securities
                  available for sale - net of tax                           (11)                (3)
                                                                      ---------          ---------
                 Total shareholders's equity                             37,760             36,592
                                                                      ---------          ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $ 444,561          $ 421,434
                                                                      =========          =========

Consolidated Condensed Statements of Income (unaudited)
(In thousands of dollars)

                                                        Three months ended          Six Months ended
                                                             June 30                     June 30
                                                         1998        1997         1998          1997
                                                        ------      ------       ------        -----
Interest Income
     Loans, including fees                            $    9,489   $    8,716   $   18,350   $   16,583
     Securities
         Taxable                                             178          299          397          574
         Exempt from federal taxation                          3           10            4           16
     Other                                                   145           59          247          129
                                                      ----------   ----------   ----------   ----------
Total interest income                                      9,815        9,084       18,998       17,302

Interest expense
     Deposits                                              4,096        3,600        8,073        6,929
     Borrowed funds                                          317          302          593          634
                                                      ----------   ----------   ----------   ----------
Total interest expense                                     4,413        3,902        8,666        7,563
                                                      ----------   ----------   ----------   ----------
Net interest income                                        5,402        5,182       10,332        9,739

Provision for loan losses                                    425          242          675          348
                                                      ----------   ----------   ----------   ----------
Net interest income after provision for loan losses        4,977        4,940        9,657        9,391

Noninterest income
     Service charges on deposit accounts                     401          284          710          522
     Gains on sale of loans                                   32           11           55           21
     Securities gains                                          0            0           44            0
     Other                                                   283           69          449          172
                                                      ----------   ----------   ----------   ----------
Total noninterest income                                     716          364        1,258          715

Noninterest expense
     Salaries and employee benefits                        1,568        1,531        3,208        3,032
     Furniture and equipment expense                         333          329          658          663
     Occupancy expense                                       265          204          508          464
     Other                                                 1,830        1,721        3,280        3,129
                                                      ----------   ----------   ----------   ----------
Total noninterest expense                                  3,996        3,785        7,654        7,288
                                                      ----------   ----------   ----------   ----------
Income before income tax                                   1,697        1,519        3,261        2,818

Provision for income tax                                     380          413          794          727
                                                      ----------   ----------   ----------   ----------
Net income                                            $    1,317   $    1,106   $    2,467   $    2,091
                                                      ==========   ==========   ==========   ----------
Weighted average common shares outstanding             2,375,670    2,376,704    2,378,112    2,373,522
                                                      ==========   ==========   ==========   ==========

                                          Three Months Ended                             Six Months Ended
                                June 30, 1998          June 30, 1997           June 30, 1998         June 30, 1997
                               Basic      Diluted     Basic      Diluted      Basic     Diluted      Basic    Diluted
Earnings per common share      $ 0.55     $ 0.54      $ 0.47     $ 0.46       $ 1.04    $ 1.01       $ 0.88   $ 0.87
                               ======     ======      ======     ======       ======    ======       ======   ======

Consolidated Statement of Changes in Shareholders' Equity (unaudited) (In thousands of dollars)

                                                    Three Months Ended                Six Months Ended
                                                 June 30,         June 30,         June 30,        June 30,
                                                  1998             1997             1998            1997
                                                 ------           ------           ------          -----
Balance - beginning of period                  $ 37,471         $ 34,219       $ 36,589       $ 32,386

Comprehensive income:
     Net income for period                        1,317            1,106          2,467          2,091
     Net change in unrealized gain (loss) on
          securities available for sale              (5)             218             (5)            70
                                               --------         --------       --------       --------
     Total comprehensive income                   1,312            1,324          2,462          2,161

Cash dividends                                     (312)            (288)          (619)          (574)

Issuance of common stock                            129              115            281          1,397

Common stock retired                               (840)            (207)          (953)          (207)
                                               --------         --------       --------       --------

                                               $ 37,760         $ 35,163       $ 37,760       $ 35,163
                                               ========         ========       ========       ========

Consolidated Statements of Cash Flows (unaudited)
(In thousands of dollars)

                                                                        Six Months Ended
                                                                    June 30,          June 30,
                                                                     1998               1997
                                                                    ------             -----
CASH FLOWS FROM OPERATING ACTIVITIES ..........................   $  6,799          $ 10,168
                                                                  --------          --------
CASH FLOWS FROM INVESTING ACTIVITIES
     Net change in interest bearing deposits with banks .......          0               438
     Purchase of securities available for sale ................     (4,000)             (830)
     Proceeds from sales of securities available for sale .....          0             5,847
     Proceeds from maturities, calls, or paydowns of securities
          available for sale ..................................      1,000               353
     Net increase in loans ....................................    (11,067)          (18,471)
     Purchase of premises and equipment .......................     (1,626)           (3,240)
     Net cash provided in acquisitions ........................          0                32
                                                                  --------          --------
          Net cash used in investing activities ...............    (15,693)          (15,871)
                                                                  --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase in deposits .................................     13,567            20,955
     Net increase (decrease) in federal funds purchased and
securities sold under agreement to repurchase .................        771            (4,900)
     Proceeds from borrowings .................................     10,500             6,000
     Payment on notes payable .................................     (3,052)          (10,508)
     Proceeds from issuance of common stock ...................        281             1,190
     Retirement of common stock ...............................       (953)                0
     Payment of dividends .....................................       (619)             (574)
                                                                  --------          --------
         Net cash from financing activities ...................     20,495            12,163
                                                                  --------          --------
Net increase (decrease) in cash and cash equivalents ..........     11,601             6,460

Cash and cash equivalents at beginning of period ..............     11,143            12,164
                                                                  --------          --------
Cash and cash equivalents at end of period ....................   $ 22,744          $ 18,624
                                                                  ========          ========

                       NORTH COUNTRY FINANCIAL CORPORATION
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1 - Basis of Presentation

The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending June 30, 1998, and the six month period ending June 30, 1998 are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.

Note 2 - Accounting Changes

In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise," but retains the requirement to report information about major customers. It also amends SFAS No. 94, "Consolidation of All Majority-Owned Subsidiaries," to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be restated. This Statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The statement is not expected to have an effect on the financial position or operating results of the Registrant , but may require additional disclosure in the financial statements. The Registrant will implement this statement with the December 31, 1998 annual report.

In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the statement of financial position. Derivative financial instruments not designated as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this statement may have on the financial statements of the Registrant as the effect is dependent of the amount and nature of derivatives and hedges held at the time of adoption of the statement.

Note 3 - Allowance for Loan Losses

Activity in the allowance for loan losses for the six months ended June 30, 1998 and 1997, are summarized as follows:

(In thousands of dollars)
                                              June 30,           June 30,
                                               1998                1997
Balance at beginning of period                $ 5,600           $ 4,591
Charge-offs                                      (441)             (257)
Recoveries                                         50                81
Transferred from purchase of U.P. Financial         0               298
Provision for loan loss                           675               348
    Total                                     $ 5,884           $ 5,061
                                              =======           =======

Information regarding impaired loans follows:
(In thousands of dollars)

                                              June 30,            December 31,
                                                1998                  1997
Average investment in impaired loans         $  7,052            $  6,710
Balance of impaired loans                    $  7,014            $  6,933

Note 4 - Other Borrowings

Other borrowings consists of the following at June 30, 1998 and December 31, 1997 (In thousands of dollars)

                                                                          June 30,                    December 31,
                                                                            1998                           1997
Other Borrowings
     Federal Home Loan bank advances (6) at various
          rates with various maturities (see annual
          financial statements)                                          $   13,851                  $   16,115
     Federal Home Loan Bank, fixed-rate advance
         at 5.49%, putable June 23, 2002                                     10,000                           0
     Farmers Home Administration, $2,000,000 fixed
         rate line agreement maturing August 24, 2024,
         interest payable at 1%                                               1,938                       1,938
     Note payable to NBD Bank, $500,000 fixed rate
         line agreement maturing November 20, 1998,
         interest payable at 7.39%                                              500                           0
     Notes payable to South Range State Bank's
          former stockholders, maturing in three equal
         annual installments beginning February 1,
         1997.  Interest payable at 5.2%                                        787                       1,575
                                                                         ----------                  ----------
Total Other Borrowings                                                   $   27,076                  $   19,628
                                                                         ==========                  ==========

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1997 and June 30, 1998. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the second quarter of 1998. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

Highlights

Year to date consolidated net income was $2,467,000 through June 30, 1998 compared to $2,091,000 for the same period in 1997. Earnings per share increased from $0.88 for the six months ended June 30, 1997, to $1.04 for the same period in 1998.

Financial Condition

Loans

Through the second quarter of 1998, loan balances increased by $11.1 million. The loan to deposit ratio has decreased from 101.8% at December 31, 1997, to 101.0% at June 30, 1998. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity. As shown in the table below, the loan mix remains relatively constant for the quarter ended June 30, 1998 compared to December 31, 1997.

Management is aware of the risk associated with an increase in average balances of loans but believes that the current level in the allowance for loan losses is adequate. At June 30, 1998 the allowance for loan losses was equal to 1.53% of total loans outstanding compared to 1.50% at December 31, 1997.

Commercial real estate loans have increased by $2.6 million through the second quarter of 1998 to $88,639,000 at June 30, 1998. Through the second quarter of 1998, loans to general commercial businesses decreased by $1,524,000 to $94,107,000. Commercial leases increased $11.0 million to $22,049,000 at June 30, 1998 and governmental leases decreased $3.9 million to $50,322,000. Residential, 1-4 family mortgages increased by $0.3 million to $95,842,000. Consumer loans have decreased $2.0 million through the second quarter of 1998 to $24,784,000. Construction loans have decreased $3.1 million to $7,843,000 at June 30, 1998.

                                                            June 30,                             December 31,
                                                             1998               % of Total           1997           % of Total
                                                            ------              ----------          ------          ----------
Loans (in thousands)
Commercial real estate                                    $    88,639             23.1%       $    86,052             23.1%
Commercial, financial, and agricultural                        94,107             24.6%            95,631             25.7%
Leases:
     Commercial                                                22,049              5.7%            11,094              3.0%
     Governmental                                              50,322             13.1%            46,464             12.5%
1-4 family residential real estate                             95,842             25.0%            95,543             25.6%
Consumer                                                       24,784              6.5%            26,795              7.2%
Construction                                                    7,843              2.0%            10,940              2.9%
                                                        -------------          --------      ------------          --------
Total                                                      $  383,586            100.0%        $  372,519            100.0%
                                                        =============          ========      ============          ========

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in its historical charge-off percentage. Charge-offs for the six month period ended June 30, 1998 have increased $183,000 from the same period in 1997. This is mainly the result of an increase in commercial and industrial loan charge-offs to $314,000 for the period. Accordingly, the provision for loan losses was increased from $348,000 in the period ended June 30, 1997 to $675,000 for the same period in 1998.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of June 30, 1998, and December 31, 1997.

(In thousands of dollars)

                                         June 30,                  December 31,
                                           1998                        1997
Nonaccrual loans                        $  1,480                    $  1,956
Loans 90 days or more past due               665                    $    698
Renegotiated loans                             0                           0

Investments

Available for sale securities increased $2.26 million through the second quarter of 1998 due to the purchase of $4 million, the call of $1 million, and the sale of $0.75 million of securities. The mix of the portfolio remained relatively unchanged from December 31, 1997. The primary use of the portfolio is to provide a source of liquidity and pledging for certain repurchase agreements and regulatory requirements. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.

Deposits

Total deposits through the second quarter have increased $13.6 million. Interest bearing deposit balances increased through June 30, 1998, continuing a trend from 1997.

Borrowings

The Registrant's branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant uses alternative funding sources to provide funds for lending activities. Other borrowings increased by $7.4 million through the second quarter (refer to the table presented in Note 4 to the second quarter financial statements above for the composition of the increase). At June 30, 1998, $23.8 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs.

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

Results of Operations

Net Interest Income

Net interest income through June 30, 1998 increased by 6.1%, compared to the same period one year ago. The net interest margin, on a fully tax equivalent basis at June 30, 1998 was 5.65%, compared to 5.64% for all of 1997. The net yield on interest earning assets reflects the competitive nature of the Registrant's market. Interest income from loans represented 96.6% of total interest income through the second quarter of 1998 compared to 95.7% for the same period of 1997. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.

Provision for Loan Losses

The Registrant maintains the allowance for loan losses at a level believed by management to be adequate to cover losses inherent in the portfolio. The
Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses was increased $327,000 for the six months ended June 30, 1998 over the amount of the provision during the same period in 1997 as a result of the Registrant's desire to maintain an adequate percentage of allowance to loans.

Noninterest Income

Service charges on deposit accounts increased $188,000 through the second quarter of 1998 vs. the second quarter of 1997 due mainly to an increased focus on non-interest sources of income. Gains on sales of loans has increased to $34,000 through the second quarter of 1998 vs. $9,000 through the second quarter of 1997 due to an increase in loan sale activity. Securities gains were $44,000 through the second quarter of 1998. There were no security gains or losses in the same period in 1997. The proceeds from the security sales were used to fund loans in the Registrant's growing loan portfolio. Other noninterest income increased $277,000 through the second quarter of 1998 vs. the second quarter of 1997 due mainly to an increase in insurance commissions and the sale of excess land at one of the Registrant's offices.

Noninterest Expenses

Noninterest expense showed an increase of 5.0% through June 30, 1998 compared to the same period of 1997. The increase is consistent with the Registrant's asset growth. Salary expense increased by $176,000 during the six months ended June 30, 1998 over the same period in 1997. Much of the increase in salaries was due to the Registrant's staffing of branches that opened in the second quarter of 1998. Occupancy expense decreased by $39,000 from the June 30, 1997 six month period compared with the same period in 1998. Other noninterest expense increased by $151,000 for this same period. While the changes in non-interest expense were expected, a primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes that significant efficiencies can be obtained and is increasing the level of management emphasis in this area.

Federal Income Tax

The provision for income taxes was 24.3% of income before income tax through June 30, 1998 compared to 25.8% through June 30, 1997. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger portion of total interest income.

Interest Rate Risk

Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Management writes commercial and real estate loans at variable rates or, if necessary, fixed rate loans for relatively short terms. Management has also offered products that give customers an incentive to accept longer term deposits. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods. The Registrant is slightly asset sensitive in the cumulative net asset (liability) funding gap for 1 - 365 days since December 31, 1997.

Capital Resources

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratios at June 30, 1998 and 1997.


                                                                             June 30, 1998
                                                  Required           Required            Actual             Actual
                                                      $                 %                  $                  %
Tier 1 risk adjusted capital ratio                13,064              4.00%             29,907              9.12%
Total risk adjusted capital ratio                 26,128              8.00%             31,365             10.29%
Tier 1 leverage ratio                             17,031              4.00%             29,907              7.28%

Tier 1 capital                                                                          31,420
Tier 2 capital                                                                           4,162
Total risk based capital                                                                35,453
Total risk weighted assets                                                             344,493
Average total assets                                                                   431,810

                                                                                 June 30, 1997
                                                  Required           Required           Actual             Actual
                                                     $                  %                 $                  %
Tier 1 risk adjusted capital ratio                12,538              4.00%             28,431              9.07%
Total risk adjusted capital ratio                 25,077              8.00%             32,363             10.32%
Tier 1 leverage ratio                             16,137              4.00%             28,431              7.05%

Tier 1 capital                                                                          28,431
Tier 2 capital                                                                           3,932
Total risk based capital                                                                32,363
Total risk weighted assets                                                             313,457
Average total assets                                                                   403,429

Year 2000 Issue

The Registrant has identified the resolution of the Year 2000 issue as a priority item. During 1997 and the first six months of 1998, the Registrant has committed resources, mainly manpower, to the task of identifying the scope of the Year 2000 issue and formulating a plan and taking actions with the goal that all impacted systems will be compliant by the end of 1998.

Because the Registrant has outsourced virtually all of its data processing, management has begun the process of contacting all related vendors, requesting written confirmation that their respective products are Year 2000 compliant. Vendor assertions will be tested during 1998 so that the Registrant should have time to react to any problems.

The Registrant has also begun contacting significant commercial customers regarding their status on the Year 2000 issue in an effort to avoid any negative impact on the quality of the loan portfolio.

Because of the outsourcing utilized by the Registrant, the addressing of the Year 2000 Issue is not expected to materially impact the Registrant's results of operations and capital resources. Nevertheless, the inability of the Registrant to successfully address Year 2000 issues could result in interruption in the Registrant's business and have a material adverse impact on the Registrant's results of operation.

Forward Looking Statements

     This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project" or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Registrant and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

The Registrant has not experienced any material changes to its market risk position from that disclosed in the Registrant's 1997 Form 10-K Annual Report.

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


Item 2.  Changes in Securities.

None.


Item 3.  Defaults Upon Senior Securities.

None.


Item 4.  Submission of Matters to a Vote of Security Holders.

  (a) The annual meeting of shareholders of the Registrant was held on April 14, 1998 ("Annual Meeting")

  (c) At the Annual Meeting, three directors were elected for terms expiring in 2001 and shareholders approved the change of the Registrant's name to North Country Financial Corporation.

               The vote was as follows:

                                                                                     ABSTAIN
                                      FOR                 AGAINST          (Including Broker Nonvotes)
       Director Nominees:
         Stanley J. Gerou II        1,516,303               2,344
         Thomas G. King             1,517,047               1,600
         John Lindroth              1,517,409               1,238

      Change in Name                1,421,027              70,600

Item 5.  Other Information.

None.

Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report:

Number                              Exhibit

27                Financial Data Schedule.  Filed herewith.


The following documents are filed as part of Part I, Item 1 of this report:

  Consolidated Balance Sheets - June 30, 1998 (Unaudited) and December 31, 1997
         (Audited)

  Consolidated Statements of Income - Three months ended June 30, 1998 and 1997 and Six months ended June 30, 1998 and 1998
         (Unaudited)

  Consolidated Statement of Changes in Shareholders' Equity - Three months ended June 30, 1998 and 1997 and Six Months ended June 30, 1998 and 1997
         (Unaudited)

  Consolidated Statement of Cash Flows - Six months ended June 30, 1998 and 1997
         (Unaudited)

  Notes to consolidated financial statements - June 30, 1998

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Quarterly Report on Form 10-Q for the quarter ended June 30, 1998 to be signed on its behalf by the undersigned hereunto duly authorized.

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


Dated:  August ___, 1998