Form 10-Q
period 1998-09-30
FIRST MANISTIQUE CORP
filed 1998-11-16
CIK 36506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended:                  Commission file number: 0-20167
September 30, 1998
                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

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

                              Yes __X__  No ______


As of September 30, 1998, there were outstanding 7,152,724 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
                                   (Unaudited)
                                                                          September 30,    December 31,
                                                                              1998             1997
ASSETS
     Cash and due from banks                                                $ 13,191        $   9,338
     Federal funds sold                                                        8,406            1,805
                                                                           ---------        ---------
         Total cash and cash equivalents                                      21,597           11,143

     Securities available for sale                                             9,410           10,103
     Loans                                                                   398,993          372,519
     Allowance for loan losses                                                (6,270)          (5,600)
                                                                           ---------        ---------
                                                                             392,723          366,919
     Premises and equipment                                                   18,365           17,477
     Other assets                                                             12,955           15,792
                                                                           ---------        ---------
         Total assets                                                      $ 455,050         $421,434
                                                                           =========        =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                $ 38,718         $ 33,354
         Interest-bearing                                                    347,437          327,195
                                                                           ---------        ---------
              Total deposits                                                 386,155          360,549
     Federal funds purchased and securities sold
        under agreement to repurchase                                          2,215            1,895
     Other borrowings                                                         24,076           19,628
     Accrued expenses and other liabilities                                    3,408            2,770
                                                                           ---------        ---------
         Total liabilities                                                   415,854          384,842

Shareholders' equity
     Preferred stock, no par value, 500,000 shares authorized,
       no shares outstanding Common stock, no par value,
       18,000,000 shares authorized and 7,152,724 outstanding
       at September 30, 1998 and 6,000,000 authorized and
       2,379,490 outstanding at December 31, 1997                             20,097           19,916
     Retained earnings                                                        19,102           16,679
     Unrealized loss on securities available for sale, net                        (3)              (3)
                                                                           ---------        ---------
         Total shareholders' equity                                           39,196           36,592
                                                                           ---------        ---------
              Total liabilities and shareholders' equity                   $ 455,050        $ 421,434
                                                                           =========        =========

See accompanying notes to condensed consolidated financial statements.

                                                                              2.

                       NORTH COUNTRY FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                            (In thousands of dollars)
                                   (Unaudited)


                                                              Three months ended             Nine months ended
                                                           ------September 30,------     ------September 30,------
                                                             1998           1997            1998           1997
                                                             ----           ----            ----           ----
Interest income
     Loans, including fees                                    $ 9,370       $  8,988       $ 27,720         $ 25,571
     Securities
         Taxable                                                  185            223            582              797
         Exempt from federal taxation                              14              9             18               26
     Other                                                         98            109            345              237
                                                             --------       --------       --------         --------
                                                                9,667          9,329         28,665           26,631

Interest expense
     Deposits                                                   4,165          3,782         12,238           10,712
     Borrowed funds                                               382            298            975              931
                                                             --------       --------       --------         --------
                                                                4,547          4,080         13,213           11,643
                                                             --------       --------       --------         --------
Net interest income                                             5,120          5,249         15,452           14,988

Provision for loan losses                                         450            530          1,125              878
                                                             --------       --------       --------         --------
Net interest income after provision for loan losses             4,670          4,719         14,327           14,110

Noninterest income
     Service charges on deposit accounts                          333            334          1,043              856
     Gains on sale of loans                                        28             20             83               41
     Securities gain (losses)                                                    (17)            44              (17)
     Other                                                        301             91            750              263
                                                             --------       --------       --------         --------
                                                                  662            428          1,920            1,143
Noninterest expense
     Salaries and employee benefits                             1,590          1,405          4,798            4,437
     Occupancy                                                    632            540          1,798            1,667
     Other                                                      1,509          1,793          4,789            4,923
                                                             --------       --------       --------         --------
                                                                3,731          3,738         11,385           11,027
                                                             --------       --------       --------         --------

Income before income tax                                        1,601          1,409          4,862            4,226

Income tax expense                                                453            194          1,247              921
                                                             --------       --------       --------         --------

Net income                                                   $  1,148       $  1,215       $  3,615         $  3,305
                                                            =========      =========      =========        =========
Weighted average common shares outstanding                  7,131,698      7,144,626      7,132,551        7,128,675
                                                            =========      =========      =========        =========
Basic earnings per common share                              $    .16       $    .17       $    .51        $     .46
                                                             ========       ========       ========        =========
Diluted earnings per common share                            $    .16       $    .17       $    .50        $     .46
                                                             ========       ========       ========        =========

See accompanying notes to condensed consolidated financial statements.

                                                                              3.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands of dollars)
                                   (Unaudited)


                                                            Three months ended              Three months ended
                                                            September 30, 1998              September 30, 1997
                                                         Shares       Equity Total        Shares          Equity Total
Balance - beginning of period                            2,369,811     $37,760            2,376,578     $35,163

Net income for period                                                    1,148                            1,215
Net change in unrealized gain on
  securities available for sale                                              9                               71
                                                                      --------                         --------
     Total comprehensive income                                          1,157                            1,286

Cash dividends                                                            (315)                            (305)

Issuance of common stock related to
  3 for 1 stock split                                    4,756,773

Issuance of common stock                                    26,140         594                7,529         160

Common stock retired                                                                         (1,500)        (65)
                                                        ----------    --------            ---------    --------
                                                         7,152,724    $ 39,196            2,382,607    $ 36,239
                                                        ==========    ========            =========    ========

                                                             Nine months ended               Nine months ended
                                                            September 30, 1998              September 30, 1997
                                                         Shares       Equity Total        Shares          Equity Total
Balance - beginning of period                            2,379,490      $ 36,592          2,363,734       $  32,386

Net income year-to-date                                                    3,615                              3,305
Net change in unrealized gain on
  securities available for sale                                                1                                141
                                                                       ---------                           --------
     Total comprehensive income                                            3,616                              3,446

Cash dividends                                                              (934)                              (878)

Issuance of common stock                                    30,638           875             26,488           1,557

Issuance of common stock related to
  3 for 1 stock split                                    4,756,773

Common stock retired                                       (14,177)         (953)            (7,615)           (272)
                                                        ----------     ---------         ----------       ---------
                                                         7,152,724     $  39,196          2,382,607       $  36,239
                                                        ==========     =========         ==========       =========

See accompanying notes to condensed consolidated financial statements.

                                                                              4.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                         Nine months   Nine months
                                                                                            ended         ended
                                                                                       September 30,  September 30,
                                                                                            1998          1997
Cash flows from operating activities                                                    $     8,771     $    6,303

Cash flows from investing activities
     Net change in interest-bearing deposits with banks                                                        438
     Purchase of securities available for sale                                               (4,000)          (830)
     Proceeds from sales of securities available for sale                                       752          9,847
     Proceeds from maturities, calls or paydowns of securities available for sale             3,943            488
     Net increase in loans                                                                  (26,474)       (24,664)
     Purchase of premises and equity                                                         (1,900)        (3,668)
     Net cash provided in acquisitions                                                                          32
                                                                                        -----------      ---------
         Net cash from investing activities                                                 (27,679)       (18,357)

Cash flows from financial activities
     Net increase in deposits                                                                25,606         31,471
     Net increase (decrease) in federal funds purchased and securities
       sold under agreements to repurchase                                                      320         (5,000)
     Proceeds from other borrowings                                                          10,500         14,950
     Payment on other borrowings                                                             (6,052)       (18,658)
     Proceeds from issuance of common stock                                                     875          1,286
     Retirement of common stock                                                                (953)
     Payment of dividends                                                                      (934)          (879)
                                                                                        -----------      ---------
         Net cash from financing activities                                                  29,362         23,170
                                                                                        -----------      ---------
Net change in cash and cash equivalents                                                      10,454         11,116

Cash and cash equivalents at beginning of period                                             11,143         12,164
                                                                                        -----------      ---------
Cash and cash equivalents at end of period                                              $    21,597     $   23,280
                                                                                        ===========      =========
See accompanying notes to condensed consolidated financial statements.

                                                                              5.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1. BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending September 30, 1998, and the nine-month period ending September 30, 1998 are not necessarily indicative of the results that may be expected for the year ending December 31, 1998. For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997.


2. ACCOUNTING CHANGES

     In June 1997, the FASB issued SFAS No. 131, ""oDisclosures about Segments of an Enterprise and Related Information". This statement establishes standards for the way that public business enterprises report information about operating segments in annual financial statements and requires that those enterprises report selected information about operating segments in interim financial reports issued to shareholders. This statement supersedes SFAS No. 14, "Financial Reporting for Segments of a Business Enterprise", but retains the requirement to report information about major customers. It also amends SFAS No. 94, ""oConsolidation of All Majority-Owned Subsidiaries", to remove the special disclosure requirements for previously unconsolidated subsidiaries. The statement is effective for financial statements for periods beginning after December 15, 1997. In the initial year of application, comparative information for earlier years is to be presented. This statement need not be applied to interim financial statements in the initial year of its application, but comparative information for interim periods in the initial year of application is to be reported in financial statements for interim periods in the second year of application. The statement is not expected to have an effect on the financial position or operating results of the Registrant, but may require additional disclosures in the financial statements. The Registrant will implement this statement with the December 31, 1998 annual report.

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the statement of financial position. Derivative financial instruments not designated as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this statement may have on the financial statements of the Company as the effect is dependent of the amount and nature of derivatives and hedges held at the time of adoption of the statement.


3. PER SHARE CALCULATIONS

     A resolution for a 3 for 1 stock split, effected by means of a 2 for 1 stock distribution, for shareholders of record on August 25, 1998 was approved by the Board of Directors on August 11, 1998. All share and per share amounts in this filing have been retroactively adjusted to reflect the 3 for 1 split.

                                 (Consolidated)
                                                                              6.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


4. ALLOWANCE FOR LOAN LOSSES

Activity in the allowance for loan losses for the nine months ended September 30, 1998 and 1997, are summarized as follows:

                            (In thousands of dollars)
                                                                            September 30,      September 30,
                                                                               1998                 1997
     Balance at beginning of period                                        $   5,600           $  4,591
     Charge-offs                                                                (533)              (370)
     Recoveries                                                                   78                 97
     Transferred from purchase of U.P. Financial                                                    298
     Provision for loan loss                                                   1,125                878
                                                                           ---------           --------
                                                                           $   6,270           $  5,494
                                                                           =========           ========

Information regarding impaired loans follows:

                            (In thousands of dollars)
                                                                           September 30,       December 31,
                                                                               1998               1997
     Average investment in impaired loans                                  $   5,220           $  6,710
     Balance of impaired loans                                                 5,192              6,933


5. OTHER BORROWINGS

Other borrowings consists of the following at September 30, 1998 and December 31, 1997:

                            (In thousands of dollars)
                                                                           September 30,    December 31,
                                                                               1998           1997
                                                                               ----           ----
Other borrowings
Federal Home Loan bank advances (6) at various rates with
various maturities (see annual financial statements)                       $ 20,850         $ 16,115

Farmers Home Administration, $2,000,000 fixed rate line
agreement maturing August 24, 2024, interest payable at 1%                    1,938            1,938

Note payable to NDB Bank, $500,000 fixed rate line
agreement maturing November 20, 1998, interest payable at
7.39%                                                                           500                0

Notes payable to South Range State Bank's former
stockholders, maturing in three equal annual installments
beginning February 1, 1997, interest payable at 5.2%                            788            1,575
                                                                           --------         --------
                                                                           $ 24,076         $ 19,628
                                                                           ========         ========

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1997 and September 30, 1998. Borrowings other than Federal Home Loan Bank are not subject to prepayment penalties.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




The following discussion and analysis of financial condition and results of operations provides additional information to assess the consolidated condensed financial statements of the Registrant and its wholly-owned subsidiaries through the third quarter of 1998. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.


Highlights:

Year to date consolidated net income was $3,615,000 through September 30, 1998 compared to $3,305,000 for the same period in 1997. Earnings per share increased from $.46 through September 30, 1997, to $.51 for the same period in 1998. The loan portfolio continues a significant growth trend with gross loans increasing $26,500,000 or 7.11% since December 31, 1997. Loan growth remains focused in the commercial lending and leasing areas. The loan growth in 1998 has been funded through an increase in the deposit portfolio. Deposits have increased $25,600,000 or 7.10% since December 31, 1997. The primary area of deposit growth for the Registrant has been in money market accounts.


Forward-Looking Statements:

This report contains certain  forward-looking  statements  within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors which could have a material adverse affect on the operations and future prospects of the Registrant and the subsidiaries include, but are not limited to, changes in: interest rates, general economic conditions, legislative/regulatory changes, monetary and fiscal policies of the U.S. Government, including policies of the U.S. Treasury and the Federal Reserve Board, the quality or composition of the loan or investment portfolios, demand for loan products, deposit flows, competition, demand for financial services in the Registrant's market area and accounting principles, policies and guidelines. These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.


Financial Condition:

Loans: Through the third quarter of 1998, loan balances increased by $26.5 million. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity. As shown in the table below, the loan mix remains relatively constant for the quarter ended September 30, 1998 compared to December 31, 1997.

Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At September 30, 1998 the allowance for loan losses was equal to 1.57% of total loans outstanding compared to 1.50% at December 31, 1997.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



Commercial real estate loans have increased by $1.3 million and loans to general commercial businesses increased by $14.0 million through the third quarter of 1998. Commercial leases increased $8.8 million at September 30, 1998 and governmental leases increased $5.0 million. Management continues to focus on loan growth through an increase in the commercial lending and leasing areas. A significant portion of the growth is due to a continued ability to penetrate growth markets such as Marquette and Sault Ste. Marie. The other loan categories have remained fairly consistent since December 31, 1997 with residential, 1-4 family mortgages decreasing by $.09 million, consumer loans decreasing $2.6 million and construction loans increasing $.4 million at September 30, 1998.

                                                       September 30,    % of           December 31,      % of
                                                           1998         Total              1997          Total
                                                           ----         -----              ----          -----
     Loans
     Commercial real estate                            $     87,396        21.9%      $     86,052        23.1%
     Commercial, financial, and agricultural                109,671        27.5             95,631        25.7
     Leases:
         Commercial                                          19,877         5.0             11,094         3.0
         Governmental                                        51,440        12.9             46,464        12.5
     1-4 family residential real estate                      95,454        23.9             95,543        25.6
     Consumer                                                24,177         6.1             26,795         7.2
     Construction                                            10,978         2.7             10,940         2.9
                                                       ------------     -------       ------------     -------
                                                       $    398,993       100.0%      $    372,519       100.0%
                                                       ============     =======       ============     =======

Credit Quality: Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly recognized. The Registrant's success in maintaining excellent credit quality is demonstrated in its historical charge-off percentage. Net charge-offs to gross loans outstanding was .11% and .08% for September 30, 1998 and 1997, respectively. Charge-offs for the period ended September 30, 1998 increased $163,000 from the same period in 1997. This is mainly the result of an increase in commercial and installment loan charge-offs for the period. Accordingly, the provision for loan losses was increased from $878,000 in the nine month period ended September 30, 1997 to $1,125,000 for the same period in 1998.

The table presented below shows the balances of nonaccrual loans, loans 90 or more days past due, and renegotiated loans as of September 30, 1998, and December 31, 1997.

                            (In thousands of dollars)
                                                                September 30,     December 31,
                                                                    1998            1997
                                                                    ----            ----
     Nonaccrual loans                                            $  1,695         $  1,956
     Loans 90 days or more past due                                 1,630              698
     Renegotiated loans                                                 0                0

While nonaccrual loans have decreased $261,000 or 13% since December 31, 1997, loans 90 days or more past due have increased $932,000 or 134%. The cause of the increase is due to two commercial loans that have become over 90 days delinquent in the third quarter of 1998. Management is actively managing the current loan delinquencies and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were .83% and
 .71% at September 30, 1998 and December 31, 1997, respectively.

Investments: Available for sale securities decreased $.69 million through the third quarter of 1998 due to the call of $3.9 million, and sale of $.75 million of securities. The mix of the portfolio remained relatively unchanged from December 31, 1997. The primary use of the portfolio is to provide a source of liquidity and pledging for certain repurchase agreements and regulatory requirements. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Deposits: Total deposits through the third quarter have increased $25.6 million. Interest bearing deposit balances increased through September 30, 1998, continuing a trend from 1997. Management has continued to offer attractive deposit products to its customer, generally through premium-based certificate of deposit programs and higher yielding savings accounts.

Borrowings: The Registrants branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant uses alternative funding sources to provide funds for lending activities. Other borrowings increased by $4.4 million through the third quarter (refer to the table presented in Note 4 to the third quarter financial statements above for the composition of the increase). At September 30, 1998, $20.85 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

Liquidity: The Registrants sources of liquidity include principal payments on loans and investments, sales of securities available for sale, deposits from customers, borrowings from the Federal Home Loan Bank, other bank borrowings, and the issuance of common stock. The Registrant has ready access to significant sources of liquidity on an almost immediate basis. Management anticipates no difficulty in maintaining liquidity at the levels necessary to conduct the Registrants day-to-day business activities.


Results of Operations

Net Interest Income: Net interest income through September 30, 1998 decreased by 2.5%, compared to the same period one year ago. The net interest margin, on a fully tax equivalent basis at September 30, 1998 was 5.13%, compared to 5.64% for all of 1997. The net yield on interest earning assets reflects the competitive nature of the Registrant's market. Interest income from loans represented 96.9% of total interest income through the third quarter of 1998 compared to 96.3% for the same period of 1997. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.


Provision  for Loan Losses:  The  Registrant  maintains  the  allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses has increased $247,000 through September 30, 1998 compared to the same period in 1997 as a result of the Registrant's desire to maintain an adequate allowance for loan losses. Management continues to fund the allowance at a rate consistent with loan growth. The allowance to gross loans was 1.57% and 1.53% at September 30, 1998 and 1997, respectively.

Noninterest Income: Service charges on deposit accounts increased $187,000 through the third quarter of 1998 vs. the third quarter of 1997 due mainly to an increased focus on non-interest sources of income. Gains on sales of loans has increased to $83,000 through the third quarter of 1998 vs. $41,000 through the third quarter of 1997 due to an increase in loan sale activity. Securities gains were $45,000 through the third quarter of 1998. Security losses of $17,000 were reported for the same period in 1997. The proceeds from the security sales were used to fund loans in the Registrant's growing loan portfolio. Other noninterest income increased $514,000 through the third quarter of 1998 vs. the third quarter of 1997 due mainly to an increase in insurance commissions and the sale of property.

Noninterest Expenses: Noninterest expense increased 4% through September 30, 1998 compared to the same period of 1997. The increase is consistent with the Registrant's asset growth. Salary expense increased by $467,000 from September 30, 1997 to the same period in 1998. Much of the increase in salaries was due to the Registrant's staffing of branches that opened in the second quarter of 1998. Occupancy expense increased by $125,000 from September 30, 1997 to September 30, 1998. Other noninterest expense decreased by $164,000 for this same period. A primary objective of management is to hold the rate of increase in this category below future asset growth. Management believes this decrease is attributable to significant efficiencies obtained and an increasing level of management emphasis in this area.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Federal Income Tax: The provision for income taxes was 25.8% of income before income tax through September 30, 1998 compared to 21.8% through September 30, 1997. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has increased as tax-exempt income has become a smaller portion of total interest income.

Interest Rate Risk: Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Commercial and real estate loans are written at variable rates or, if necessary, fixed rates for relatively short terms. Products have also been offered to give customers an incentive to accept longer term deposits. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods. Since December 31, 1997, the Registrant has decreased its sensitivity in the cumulative net asset (liability) funding gap for 1 - 180 days from ($34,038,000) at December 31, 1997 to ($15,303,000) at September 30, 1998.

Capital Resources: It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders'oequity. The capital ratios of the Registrant exceed the regulatory guidelines for well capitalized institutions. The table below shows the Registrant's capital, in thousands of dollars, and capital ratios at September 30, 1998 and 1997.

                                                       --------------------September 30, 1998----------------------
                                                          Required       Required         Actual        Actual
     Tier 1 risk adjusted capital ratio                $     13,995         4.0%      $     31,420         9.0%
     Total risk adjusted capital ratio                       27,990         8.0             35,582        10.2
     Tier 1 leverage ratio                                   17,749         4.0             31,420         7.1

     Tier 1 capital                                                                         33,022
     Tier 2 capital                                                                          4,352
     Total risk based capital                                                               37,374
     Total risk weighted assets                                                            349,882
     Average total assets                                                                  443,720

                                                       --------------------September 30, 1997----------------------
                                                          Required       Required         Actual        Actual
     Tier 1 risk adjusted capital ratio                $     12,701         4.00%     $     29,402         9.26%
     Total risk adjusted capital ratio                       25,402         8.00            33,390        10.52
     Tier 1 leverage ratio                                   16,494         4.00            29,402         7.13

     Tier 1 capital                                                                         29,402
     Tier 2 capital                                                                          3,988
     Total risk based capital                                                               33,390
     Total risk weighted assets                                                            317,525
     Average total assets                                                                  412,356

Year 2000 Issue: The Registrant has identified the resolution of the Year 2000 issue as a priority item. During 1997 and the first nine months of 1998, the Registrant has committed resources, mainly manpower, to the task of identifying the scope of the Year 2000 issue and formulating a plan for ensuring that all impacted systems are compliant by the end of 1998. A contingency plan is in place for all major systems identified.

Because the Registrant has outsourced virtually all of its data processing, it has begun the process of contacting all related vendors, requesting written confirmation that their respective products are Year 2000 compliant. Vendor assertions will be tested during 1998 so that the Registrant has ample time to react to any problems.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The Registrant has already begun contacting significant commercial customers regarding their status on the Year 2000 issue so as to avoid any negative impact on the quality of the loan portfolio.

Because of the outsourcing utilized by the Registrant, the addressing of the Year 2000 issue is not expected to materially impact the Registrant's results of operations and capital resources. The Registrant has budgeted Year 2000 related expenses of $225,000 for 1998 and 1999. As of September 30, 1998, the Registrant has expensed approximately $13,500 in Year 2000 related expenses.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK



The Corporation has not experienced any material changes to its market risk position from that disclosed in the Corporation's 1997 Form 10-K Annual Report.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION



Item 1. Legal Proceedings.

At the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking, to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.


Item 2. Changes in Securities and Use of Proceeds

None.


Item 3. Defaults Upon Senior Securities.

There have been no defaults upon senior securities relevant to the requirements of this section.


Item 4. Submission of Matters to a Vote of Security Holders.

(a) A special meeting of the Registrant's shareholders was held on August 11, 1998.

(b)  Not applicable.

(c) The sole purpose of the meeting was to consider and vote upon an increase in the Registrant's common stock "no par value" from 6,000,000 shares to 18,000,000. The vote was as follows:

                    For: 1,556,677
                    Against: 13,354
                    Abstentions and broker non-votes: 22,404

(d)  Not applicable.


Item 5. Other Information.

None.


Item 6. Exhibits and Reports on Form 8-K.

(a)  The following exhibits are filed as part of this report:

     Number         Exhibit

     27             Financial Data Schedule. Filed herewith.


The following documents are filed as part of Part I, Item 1 of this report:

     Consolidated Balance Sheets - September 30, 1998 (Unaudited) and December 31, 1997 (Audited)
     Consolidated Statements of Income - Three months ended September 30, 1998 and 1997 and the nine months ended September 30, 1998 and 1997 (Unaudited) Consolidated Statement of Changes in Shareholders' Equity - Three months ended September 30, 1998 and 1997 and nine months ended September 30, 1998 and 1997 (Unaudited)
     Consolidated Statement of Cash Flows - Nine months ended September 30, 1998 and 1997 (Unaudited)
     Notes to consolidated financial statements - September 30, 1998

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     NORTH COUNTRY FINANCIAL CORPORATION
                                                (Registrant)



11-16-98                    /s/ Ronald G. Ford
Date                        RONALD G. FORD, CEO


11-16-98                    /s/ Sherry Littlejohn
Date                        SHERRY LITTLEJOHN
                            PRESIDENT AND CFO