Form 10-K
period 1998-12-31
FIRST MANISTIQUE CORP
filed 1999-03-31
CIK 36506

FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 1998

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

               130 South Cedar Street, Manistique, Michigan 49854
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (906) 341-8401

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)
                                   -----------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based on a per share price of $25.00 as of March 1, 1999, was $161,373,424 (common stock, no par value). As of March 1, 1999, there were outstanding 7,097,837 shares of the Company's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Company's 1998 Annual Report to Shareholders are incorporated by reference into Part II of this Report.

Portions of the Company's Proxy Statement for the Annual Meeting of Shareholders to be held April 20, 1999 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:  Business

North Country Financial Corporation (the "Registrant" or "Company") was incorporated under the laws of the state of Michigan on December 16, 1974. The Company changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. The Registrant owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust ("Bank"). The Registrant also owns all of the outstanding stock of two nonbank subsidiaries: First Manistique Agency, an insurance agency which sells annuities as well as life and health insurance and First Rural Relending Company, a nonprofit relending company. The Bank represents the principal asset of the Registrant. The Registrant and its subsidiary bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking and trust activities along with other permitted activities closely related to banking, namely credit life and accident and health insurance.

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

The principal source of revenue for the Registrant is interest and fees on loans and investments. The sources of income for the three most recent years are as follows:

                                                           1998                      1997                     1996
                                                           ----                      ----                     ----
Interest and fees on loans.................             $37, 283,850               $34,525,569              $26,785,141
Investment income..........................                  717,122                 1,065,458                1,501,589
Other interest income......................                  496,987                   373,010                  437,396
Noninterest income.........................                2,650,903                 1,638,216                1,360,453

The Bank's primary market areas are the areas within a radius of 30 miles from its various offices, primarily in the Upper Peninsula of Michigan. The Bank also has branch offices in Traverse City and in Gaylord in Michigan's Lower Peninsula. North Country Bank and Trust is headquartered in Manistique, Michigan. The executive offices and mailing address are located at 130 South Cedar Street, Manistique, Michigan 49854. North Country Bank and Trust maintains offices in Schoolcraft, Delta, Machinac, Luce, Alger, Menominee, Dickinson,
Marquette, Baraga, Chippewa, Houghton, Iron, Gogebic, Ontonagon, Otsego and Grand Traverse Counties. North Country Bank and Trust operates 30 branch offices, provides drive-in convenience at 21 branch locations, and has automatic teller machines operating at 16 locations. North Country Bank and Trust has no foreign offices.

As of December 31, 1998, the North Country Bank and Trust employs approximately 161 full-time employees.

Banking is a highly competitive business. The Bank competes primarily with financial institutions in its market areas for loans and deposits. In its market, namely the Upper Peninsula of Michigan, the Bank maintains the second largest deposit base, or approximately 15% of the deposit market share. There are approximately 20 banking and savings institutions and 31 credit unions with offices in the Upper Peninsula of Michigan.

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

The Registrant had the following fixed and variable rate commitments outstanding at December 31 (in thousands):

                                                                   1998                                  1997
                                                          Fixed             Variable            Fixed             Variable
Outstanding Letter of Credit................                               $14,869            $2,214
Unused Lines of Credit......................           $ 2,782             $63,452            $2,964             $20,311
Loan Commitments Outstanding................           $11,235             $53,372                               $19,652

Fixed rates on unused lines of credit ranged from 9% to 18% at December 31, 1998.

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

The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. The Bank is also using the Internet to attract certifictes of deposits in denominations of $100,000 or more. These large denomination deposits were slightly more than 6% of total deposits at December 31, 1998. The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

As of December 31, 1998, the Bank had no material risks attendant to foreign sources. See "Interest Rate and Foreign Exchange Risk Management" section in Management's Discussion and Analysis for details on the Registrant's foreign account activity. Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank's capital expenditures, earnings, or competitive position.

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

     With certain limited exceptions, the BHCA prohibits any bank company from engaging, either directly or indirectly through a subsidiary, in any activity other than managing or controlling banks unless the proposed non-banking activity is one that the Federal Reserve Board has determined to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. Under current Federal Reserve Board regulations, such permissible non-banking activities include such things as mortgage banking, equipment leasing, securities brokerage, and consumer and commercial finance company operations. As a result of recent amendments to the BHCA, well- capitalized and well-managed bank holding companies may engage de novo in certain types of non-banking activities without prior notice to, or approval of, the Federal Reserve Board, provided that written notice of the new activity is given to the Federal Reserve Board within 10 business days after the activity is commenced. If a bank company wishes to engage in a non-banking activity by acquiring a going concern, prior notice and/or prior approval will be required, depending upon the activities in which the company to be acquired is engaged, the size of the company to be acquired and the financial and managerial condition of the acquiring bank company.

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

     FICO Assessments. Pursuant to federal legislation enacted September 30, 1996, the Bank, as a member of the BIF, is subject to assessments to cover the payments on outstanding obligations of the Financing Corporation ("FICO"). FICO was created in 1987 to finance the recapitalization of the Federal Savings and Loan Insurance Corporation, the predecessor to the FDIC's Savings Association Insurance Fund (the "SAIF") which insures the deposits of thrift institutions. Until January 1, 2000, the FICO assessments made against BIF members may not exceed 20% of the amount of FICO assessments made against SAIF members. Currently, SAIF members pay FICO assessments at a rate equal to approximately 0.063% of deposits while BIF members pay FICO assessments at a rate equal to approximately 0.013% of deposits. Between January 1, 2000 and the maturity of the outstanding FICO obligations in 2019, BIF members and SAIF members will share the cost of the interest on the FICO bonds on a pro rata basis. It is estimated that FICO assessments during this period will be less than 0.025% of deposits

     Capital Requirements. The FDIC has established the following minimum capital standards for state-chartered, FDIC-insured non-member banks, such as the Bank: a leverage requirement consisting of a minimum ratio of Tier 1 capital to total assets of 3% for the most highly-rated banks with minimum requirements of 4% to 5% for all others, and a risk-based capital requirement consisting of a minimum ratio of total capital to total risk-weighted assets of 8%, at least one-half of which must be Tier 1 capital. Tier 1 capital consists principally of shareholders' equity. These capital requirements are minimum requirements. Higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual institutions. For example, FDIC regulations provide that higher capital may be required to take adequate account of, among other things, interest rate risk and the risks posed by concentrations of credit, nontraditional activities or securities trading activities. As a condition to regulatory approval of the Bank's formation, the Bank was required to have an initial capitalization sufficient to provide a ratio of Tier 1 capital to total estimated assets of at least 8% at the end of the third year of operation.

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

                                               Total                  Tier 1
                                               Risk-Based             Risk-Based
                                               Capital Ratio          Capital Ratio           Leverage Ratio
Well capitalized                               10% or above           6% or above             5% or above
Adequately capitalized                          8% or above           4% or above             4% or above
Undercapitalized                               Less than 8%           Less than 4%            Less than 4%
Significantly undercapitalized                 Less than 6%           Less than 3%            Less than 3%
Critically undercapitalized                              --                     --            A ratio of tangible
                                                                                              equity to total assets
                                                                                              of 2% or less

     As of December 31, 1998, each of the Bank's ratios exceeded minimum requirements for the well capitalized category.

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

     Michigan did not opt out of IBBEA, and now permits both U.S. and non-U.S. banks to establish branch offices in Michigan. The Michigan Banking Code permits, in appropriate circumstances and with the approval of the

Commissioner, (i) the acquisition of all or substantially all of the assets of a Michigan-chartered bank by an FDIC- insured bank, savings bank, or savings and loan association located in another state, (ii) the acquisition by a Michigan-chartered bank of all or substantially all of the assets of an FDIC-insured bank, savings bank or savings and loan association located in another state,
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, with the resulting organization chartered by Michigan, (iv) the establishment by a foreign bank, which has not previously designated any other state as its home state under the International Banking Act of 1978, of branches located in Michigan, and (v) the establishment or acquisition of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting Michigan-chartered banks to establish branches in such jurisdiction. Further, the Michigan Banking Code permits, upon written notice to the Commissioner, (i) the acquisition by a Michigan-chartered bank of one or more branches (not comprising all or substantially all of the assets) of an FDIC-insured bank, savings bank or savings and loan association located in another state, the District of Columbia, or a U.S. territory or protectorate,
(ii) the establishment by Michigan-chartered banks of branches located in other states, the District of Columbia, or U.S. territories or protectorates, and
(iii) the consolidation of one or more Michigan-chartered banks and FDIC-insured banks, savings banks or savings and loan associations located in other states, with the resulting organization chartered by one of such other states.

                        SELECTED STATISTICAL INFORMATION

The following statistical information is presented in response to the Securities and Exchange Commission's "Guide 3 Statistical Disclosures by Bank Holding Companies."

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

                                                                          Year ended December 31,
                                                  1998                            1997                           1996
                                      Average               Yield/    Average             Yield/    Average                 Yield/
                                      Balance    Interest   Rate      Balance   Interest   Rate     Balance    Interest     Rate
Assets:
Interest earnings assets:
  Loans(1)(2)(3)                      $403,563   $39,206    9.71%   $352,079    $35,567   10.10%   $277,464   $27,675      9.97%
  Taxable investment securities          7,577       686    9.05%     14,801      1,030    6.96%     22,164     1,422      6.42%
  Nontaxable investment securities(2)    1,000        47    4.70%        900         53    5.89%      1,344       121      9.00%
  Other investments                      9,776       497    5.08%      7,009        373    5.32%     10,356       437      4.22%
                                     ---------    ------    -----   --------    -------    -----   --------   -------      -----
Total                                  421,916    40,436    9.58%    374,789     37,023    9.88%    311,328    29,655      9.53%

Noninterest earning assets:
  Cash and due from banks               17,128                        11,800                         13,056
  Premises & equipment - net            17,994                        15,797                         13,172
  Other assets                          15,687                        13,266                         10,688
  Less:  Allowance from loan loss       (6,178)                       (4,999)                        (3,815)
                                      --------                      --------                       --------
Total                                  466,547                       410,653                        344,429
                                       =======                      ========                       ========

LIABILITIES &
STOCKHOLDERS' EQUITY Interest bearing liabilities:
  Savings deposits                     209,864     7,271    3.46%    156,167      5,593    3.58%    148,412     5,391      3.63%
  Time deposits                        150,685     9,259    6.14%    159,244      9,040    5.68%    114,585     6,233      5.44%
  Short-term and other borrowings       22,247     1,285    5.78%     21,604      1,265    5.86%     14,864     1,050      7.06%
                                     ---------   -------    -----   --------    -------    -----   --------     -----      -----
Total                                  382,796    17,815    4.65%    337,015     15,898    4.72%    277,861    12,674      4.56%

Non-interest bearing liabilities:
  Demand deposits                       41,393                        35,285                         32,194
  Other liabilities                      1,521                         1,993                          3,406
  Stockholders' equity                  40,837                        36,360                         30,968
                                      --------                      --------                        -------
Total                                  466,547                       410,653                        344,429
                                       =======                       =======                        =======

Net interest income                               22,621                         21,125                        16,981
Rate spread                                                 4.93%                          5.15%                           4.96%
Net interest margin                                         5.36%                          5.64%                           5.45%

(1) For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2) The amount of interest income on nontaxable investment securities and loans has been adjusted to its fully tax equivalent.
(3)      Interest income on loans includes loan fees.


I.C      Interest Income and Expense Volume and Rate Change

         An analysis of the changes in net interest income from period-to-period is presented in the following table. The analysis highlights the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing liabilities and changes in interest rates.

                                    Analysis of Changes in Net Interest Income
                                               For Year Ended December 31
                                        (Fully taxable equivalent, in thousands)

                                                     1998 Compared to 1997                         1997 Compared to 1996
                                                    -----------------------                        ---------------------
                                                           Amount of                                     Amount of
                                                      Increase(Decrease)                             Increase(Decrease)
                                                          Due to (1)                                     Due to (1)
                                                         ------------                                   -----------
                                            Volume         Rate            Net            Volume         Rate            Net
                                            ------        ------          -----           ------        ------          ----
ASSETS:
Interest earnings assets:
  Loans (2)                                   $  5,043     $  (1,404)     $  3,639       $  7,527      $    365       $  7,892
  Taxable investment securities                   (596)          252          (344)          (525)          133           (392)
  Nontaxable investment
    Securities (2)                                   5           (11)           (6)           (62)           (6)           (68)
   Other investments                               141           (17)          124           (331)          267            (64)
                                              --------     ---------      --------       --------      --------       --------
Total interest earning assets                    4,593        (1,180)        3,413          6,609           759          7,368
                                              --------     ---------      --------       --------      --------       --------

LIABILITIES &
STOCKHOLDERS' EQUITY Interest bearing liabilities:
  Savings deposits                            $  1,866     $    (188)     $  1,678       $    274      $    (72)      $    202
  Time deposits                                   (502)          721           219          2,522           285          2,807
  Short-term and other borrowingss                  37           (17)           20            344          (129)           215
                                              --------     ---------      --------       --------      --------       --------
Total interest bearing liabilities            $  1,401     $     516      $  1,917       $  3,140      $     84       $  3,224
                                              --------     ---------      --------       --------      --------       --------
Net change in net interest income             $  3,192     $  (1,696)     $  1,496       $  3,469      $    675       $  4,144
                                              ========     =========      ========       ========      ========       ========

(1) The change in interest due to both rate and volume has been allocated to volume and rate changes in proportion to the relationship of the absolute dollar amounts of the change in each.

(2) The amount of interest income on nontaxable loans and investment securities has been adjusted to its fully taxable equivalent.

II.A.    Investment Portfolio

     The following table presents the carrying value of investment securities at each respective year end.

                                              Investment Securities
                                                As of December 31,
                                                  (In thousands)
                                                                         AVAILABLE FOR SALE
                                                                         ------------------
                                                        1998                    1997                    1996
                                                        ----                    ----                    ----
U.S. Treasury and federal agency                      $    4,692              $    7,743             $    12,569
State and political subdivisions                           1,021                     830                     917
Other securities                                      $    2,852                   1,530                   1,705
                                                      ----------              ----------             -----------
TOTAL                                                 $    8,565              $   10,103             $    15,191
                                                      ==========              ==========             ===========

II.B.    Relative Maturities and Weighted Average Interest Rates

         The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 1998. Mortgaged backed securities are included with other securities stratified by maturity dates. Registrant holds no securities with one issuer in which the aggregate carrying value of the securities exceeds ten percent of stockholders' equity.

                                        Maturities of Investment Securities
                                              As of December 31, 1998
                                     (Fully taxable equivalent, in thousands)


                                                                                                                   WEIGHTED
                                      U.S. TREASURY               STATE & POLITICAL              OTHER             AVERAGE
                                    & FEDERAL AGENCY                SUBDIVISIONS              SECURITIES          YIELD (1)
                                    ----------------               --------------             ----------         ----------
One year or less                         503                             -0-                       -0-             4.59%
One through five years                   -0-                             -0-                       -0-                 -
Five through 10 years                  3,532                             -0-                       -0-             6.85%
Over 10 years                            657                           1,021                     2,852             7.71%

(1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.A.   Type of Loans

         The  following   table  sets  forth  the  major   categories  of  loans
         outstanding for each category at December 31 for each year indicated (in thousands).

                                                    1998              1997               1996              1995             1994
                                                    ----              ----               ----              ----             ----
Commercial, financial,
     and agricultural                             $219,027       $   181,683        $   141,555      $   107,054        $  94,515
Real estate - construction                          11,924            10,940             13,897            2,235            1,283
Real estate - mortgage                              97,415            95,543             80,592           58,434           58,797
Consumer                                            23,160            26,795             31,156           29,918           28,574
Leases                                              60,194            57,558             47,686           23,867               --
                                                 ---------      ------------       ------------     ------------      -----------
TOTAL                                             $411,720       $   372,519        $   314,886      $   221,508         $183,169
                                                  ========       ===========        ===========      ===========         ========

     Included in the above totals are approximately $4.1 million of loans to Canadian obligors.

     To the extent the Company utilizes lease financing for its customers, the leases are accounted for as loans.


III.B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

         The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 1998, based on scheduled principal repayments. The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                  Maturity and Rate Sensitivity of Selected Loans
                                              As of December 31, 1998
                                                  (In Thousands)

                                                                Commercial, Financial
                                                                   and Agricultural                 Construction
In one year or less..............................                      $  52,068                       $  8,178
After one year but within five years
     Variable interest rates.....................                         71,446                          1,331
     Fixed interest rates........................                         50,662                          2,415
After five years:
     Variable interest rates.....................                         30,294                             --
     Fixed interest rates........................                         14,557                             --
                                                                       ---------                     ----------
Total............................................                       $219,027                        $11,924
                                                                        ========                        =======

III.C.   Risk Elements

     The following table presents a summary of non-performing assets.

                                                As of December 31,
                                                  (In thousands)
                                      Non-Performing Assets and Problem Loans

                                                          1998            1997           1996           1995           1994
                                                          ----            ----           ----           ----           ----
Nonaccrual loans                                       $2,174          $1,956          $  49        $   579           none
Accruing loans past due 90 days or more                 1,238             698             68          1,439            142
Restructured loans                                       none            none           none           none           none
Interest income that would have been
recorded under original terms                             207              93           none           none           none
Interest income recorded during period                   none            none           none           none           none


III.D.   Other Interest Bearing Assets.

         None

IV.A.    Summary of Loan Loss Experience.

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

                           Additional Information Relative to Allowance for Loan Losses
                                                As of December 31,
                                                  (In Thousands)


                                                       1998             1997             1996             1995              1994
                                                       ----             ----             ----             ----              ----
Balance of allowance for
     possible loan losses of
     beginning of period                            $   5,600        $   4,591        $   3,137        $   2,350         $     917

Loans charged off:
Commercial, financial, and
     agricultural                                         406              351            1,012               90                92
Real estate-construction                                    -                -                -                -                 -
Real estate-mortgage                                       31               37                8                -                34
Consumer                                                  368              413              357              252               149
Leases                                                      -                -                -               98                 -
                                                    ---------        ---------        ---------        ---------         ---------
      TOTAL LOANS CHARGED OFF                             805              801            1,377              440               275
                                                    ---------        ---------        ---------        ---------         ---------
Recoveries of loans previously
     charged off:
Commercial, financial and
     agricultural                                          48                2               67              336                 9
Real estate-construction                                    -                -                -                -                 -
Real estate-mortgage                                        -                7                -               22                 -
Consumer                                                   70               77               55               98                 4
Leases                                                      -               27                -                -                 -
                                                    ---------        ---------        ---------        ---------         ---------
      TOTAL RECOVERIES                                    118              113              122              456               193
                                                    ---------        ---------        ---------        ---------         ---------
Net loans charged off                                     687              688            1,255             (16)                82
Provisions charged to expense                           1,199            1,398            2,424              771               330
Allowance from acquisitions                                 -              299              285               -              1,185
                                                    ---------        ---------        ---------        ---------         ---------
     BALANCE AT END OF PERIOD                       $   6,112        $   5,600        $   4,591        $   3,137         $   2,350
                                                    =========        =========        =========        =========         =========
Total loans outstanding at end of period             $411,720         $372,519         $314,996         $221,507          $183,169
Average total loans outstanding for
     the year                                        $403.563         $352,079         $277,464         $202,570          $137,444
Ratio of net charge-offs during period
     to average loans outstanding                       0.17%            0.20%            0.45%           -0.01%             0.96%

IV.B.    Allocation of Allowance for Loan Losses

         The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table.

                                                                 Allocation of the Allowance for Loan Losses
                                                                              As of December 31,
                                                                                (In Thousands)
                                     1998                     1997                 1996                 1995             1994
                                    ------                   ------               ------               ------           -----
                                       % of Loans              % of Loans            % of Loans           % of Loans      % of Loans
                                       In Each                 in Each               in Each              in Each            in Each
                                       Category                Category              Category             Category          Category
                                       to Total                to Total              to Total             to Total          to Total
                          Amount        Loans     Amount       Loans    Amount       Loans    Amount      Loans     Amount     Loans
Commercial, financial,
    and agricultural      $  1,789       53.2%    $ 2,873       48.8%   $  2,356     45.0%    $  583      48.3%     $  655     51.6%
Real estate-
    construction                65        2.9%          -        2.9%          -      4.4%         -       1.0%          -      0.7%
Real estate-mortgage           622       23.7%         99       25.6%         81     25.6%        59      26.4%        270     32.1%
Consumer                       229        5.6%        416        7.2%        341      9.9%       112      13.5%        125     15.6%
Leases                         880       14.6%        350       15.5%        287     15.1%        23      10.8%          -        -
Unallocated                  2,507         N/A      1,862         N/A      1,526       N/A     2,360       N/A       1,300       N/A
                          --------      ------    -------      ------   --------      ----     -----      ----      ------      ----
                          $  6,112      100.0%    $ 5,600      100.0%   $  4,591      100%     $3,137     100%      $2,350      100%
                          ========      ======    =======      ======   ========      ====     ======     ====      ======      ====

V.       Deposits.

         The following table represents the maturities of time certificates of deposits and other time deposits of $100,000 or more.

                                                    Maturity of COD's Greater than
                                                               $100,000
                                                       As of December 31, 1998
                                                            (In Thousands)
3 months or less                                             $  6,966
Over 3 months through 6 months                                  4,019
Over 6 months through 12 months                                 6,698
Over 12 months                                                  7,936
                                                             --------
Total                                                         $25,619
                                                             ========

     Approximately $6.4 million of total deposits are from Canadian customers.

VI.  Return on Equity and Assets

     The various ratios are disclosed in Item 6, "Selected financial Data."

VII. Short-Term Borrowings

     The  Company's   short-term   borrowings  consist  only  of  federal  funds
     purchased. Following are the balances of federal funds purchased as of December 31 of each year shown.

                 1998                           1997                      1996
                 ----                           ----                      ----
               $   -0-                       $ 1,195,000              $ 5,000,000

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

ITEM 4:  Submission of Matters to a Vote of Security Holders

No matters were submitted during the fourth quarter of fiscal 1998 to a vote of the Registrant's stockholders.

ADDITIONAL ITEM - EXECUTIVE OFFICERS

         Name                    Age                           Position
Ronald G. Ford                    51              Chairman, President and C.E.O. of Registrant,
                                                  Director of North Country Bank and Trust, and
                                                  Director of Registrant
John Lindroth                     43              Vice Chairman and Director of North Country
                                                  Bank and Trust and Director of the Registrant
Michael C. Henricksen             56              Chairman and Director of the Registrant and
                                                  Director of North Country Bank and Trust
Thomas G. King                    46              Vice Chairman and Director of the Registrant
                                                  and Director of North Country Bank and Trust
Sherry L. Littlejohn              38              President and C.O.O. of North Country Bank
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


                                     PART II

ITEM 5: Market for Registrant's Common Stock and Related Security Holder Matters

There is no active market for the Registrant's common stock and there is no published information with respect to its market price. There are occasional direct sales by shareholders of which the Registrant's common stock has sold at a premium to book value. From January 1, 1997, through December 31, 1998, there were, so far as the Registrant's management knows, approximately 178 sales of shares of the Registrant's common stock, involving a total of approximately 183,265 shares. The price was reported to management in most of these transactions, and management has no way of confirming the prices which were reported. During this period, the highest price known to be paid was $23.00 per share in the last quarter of 1998, and the lowest price was $11.00 in the first quarter of 1997. To the knowledge of management, the last sale of common stock occurred on March 17, 1999, at a price of $25.00. As of March 1, 1999, there were 1,816 shareholders of record of the Registrant's common stock.

The following table sets forth the range of high and low sales prices of the Registrant's common stock during 1997 and 1998, based on information made available to management. Although management is not aware of any transactions at higher or lower prices, there may have been transactions at prices outside the ranges listed in the table. All share prices reflect the 3-for-1 stock split effective August 25, 1998.

                                                                         Sales Price Per Share
                                                           1998                                         1997
                                                           ----                                         ----
                                                High                   Low                   High                   Low
First Quarter                                  $19.00                $16.34                 $11.00                $11.00
Second Quarter                                 $20.67                $19.06                 $12.34                $11.67
Third Quarter                                  $22.00                $20.67                 $16.34                $15.67
Fourth Quarter                                 $23.00                $22.00                 $16.34                $16.34

The holders of the Registrant's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Registrant out of funds legally available for that purpose. Dividends have been paid on a quarterly basis. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Registrant and its subsidiary bank, along with other relevant factors. The Registrant's principal source of funds for cash dividends is the dividends paid by the subsidiary bank. The ability of the Registrant and the subsidiary bank to pay dividends is subject to regulatory restrictions and requirements.

The following table presents cash dividends paid by quarter for 1998 and 1997 (as adjusted to reflect the 3-for-1 stock split effective August 25, 1998):

                                                                      Dividends Paid
                                                             1998                       1997
           First Quarter                                 $  .0438                   $   .0408
           Second Quarter                                   .0446                       .0417
           Third Quarter                                    .0450                       .0425
           Fourth Quarter                                   .0450                       .0429

ITEM 6:  Selected Financial Data

For the Year ended December 31,
(In thousands except per share data)

                                                  1998            1997             1996             1995             1994
                                                  ----            ----             ----             ----             ----
  Interest income                             $  38,498       $  35,964        $  28,724        $  22,100        $  13,798
  Interest expense                              (17,815)        (15,898)         (12,674)          (9,561)          (6,053)
                                              ---------      ----------       ----------        ---------        ---------
  Net interest income                            20,683          20,066           16,050           12,539            7,745

  Net security gains (losses)                        44             (60)              (8)             (10)              75
  Provision for loan losses                      (1,199)         (1,398)          (2,424)            (771)            (330)
  Other income                                    2,606           1,698            1,368            1,373            1,037
  Other expenses                                (16,603)        (14,797)         (11,609)          (9,368)          (6,101)
                                              ---------      ----------      -----------        ---------        ---------
  Income before income taxes                      5,531           5,509            3,377            3,754            2,426

  Cumulative effect of change
   in accounting for income taxes                                                                                       13
  Provisions for income taxes                      (970)         (1,403)            (543)          (1,084)            (458)
                                             ----------      ----------       ----------        ---------        ---------
  Net income                                 $    4,561      $    4,106       $    2,834        $   2,670        $   1,968
                                             ==========      ==========       ==========        =========        =========

Per Share Data:
  Net income - Basic                         $     0.65      $     0.58       $     0.43       $     0.42        $    0.38
  Net income - Diluted                             0.64            0.57             0.43             0.42             0.38
  Cash dividends                                   0.17            0.16             0.14             0.14             0.07
  Book value                                       5.54            5.13             4.60             3.96             3.57

Ratios based on net income:
  Return on average equity                       11.18%          11.29%            9.15%           11.65%           14.26%
  Return on average assets                        0.98%           1.00%            0.82%            1.00%            1.01%
  Dividend payout ratio                          27.43%          28.79%           32.11%           31.97%           17.77%
  Shareholders' average equity
  as a percent of average assets                  8.75%           8.85%            8.99%            8.57%            7.11%

Financial Condition:
  Assets                                        471,381         421,434          367,160          282,791          253,098
  Loans                                         411,720         372,519          314,886          221,507          183,168
  Securities                                      8,565          10,103           15,191           25,645           35,796
  Deposits                                      404,961         360,549          305,939          244,407          223,436
  Other borrowings                               23,270          19,628           20,441           10,087            3,552
  Shareholders' equity                           39,469          36,592           32,386           25,006           22,483

ITEM 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

Incorporated by reference to the Management's Discussion and Analysis in the Company's 1998 Annual Report to Shareholders and contained in Exhibit 13 to this Report on Form 10-K.

ITEM 7A:  Quantitative and Qualitative Disclosures About Market Risk

The Company's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk and foreign exchange risk. The Company has limited agricultural-related loan assets and therefore has minimal significant exposure to changes in commodity prices. Any impact that changes in foreign exchanges rates and commodity prices would have on interest rates are assumed to be insignificant.

Interest rate risk is the exposure of the Company's financial condition to adverse movements in interest rates. The Company derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing liabilities. The rates of interest the Company earns on its assets and owes on its liabilities generally are established contractually for a period of time. Since market interest rates change over time, the Company is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excess levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Company's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk the Company assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset equity.

The table below measures current maturity levels of interest-earning assets and interest-bearing liabilities, along with average stated rates and estimated fair values at December 31, 1998:

                     Principal/Notional Amount Maturing in:
                                                                                                                              Fair
                                                                                                                             Value
                                   1999          2000        2001           2002          2003        Thereafter   Total    12/31/98
                                                                              (In thousands)
Rate Sensitive Assets
Federal funds sold               $   6,048            -            -             -            -            -      $ 6,048    $ 6,048
  Average interest rate               5.1%            -            -             -            -            -         5.1%
Fixed interest rate
  securities                           502                                                             8,063        8,565      8,565
  Average interest rate                 0%            -            -             -            -         7.3%         6.4%
Equity securities                    3,145            -            -             -            -            -        3,145      3,145
  Average interest rate               8.3%            -            -             -            -            -         8.3%
Fixed interest rate loans           37,250       19,707       21,701        40,727            -       61,232      180,607    182,682
  Average interest rate               8.7%         8.5%         8.8%          8.0%            -         7.0%         8.2%
Variable interest rate loans        35,527       14,724        9,498        17,642       28,275      125,447      231,113    231,927
  Average interest rate               9.4%         9.5%         9.4%          9.2%         9.1%         8.6%         8.9%

Rate Sensitive Liabilities
Savings, money market
  and interest-bearing
  demand                          $213,792            -            -             -            -            -      213,792    213,792
  Average interest rate               1.8%            -            -             -            -            -         1.8%
Time deposits                      106,043       26,484       12.846         3,710            -            -      149,093    150,466
  Average interest rate               5.4%         5.8%         5.8%          5.6%            -            -         5.7%
Fixed interest rate other
  borrowings                           604          643          686           736          789        6,026        9,482      8,592
  Average interest rate               5.9%         5.9%         5.9%          5.9%         5.9%         5.9%         5.9%
Variable interest rate -
  other borrowings                   3,788            -            -             -            -       10,000       13,788     13,788
  Average interest rate               5.2%            -            -             -            -         5.5%         5.4%

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of variables, including: the growth, composition and levels of loans, deposits, and other earning assets and interest-bearing liabilities economic and competitive conditions; potential changes in lending, investing and deposit strategies; customer preferences; and other factors.

ITEM 8:  Financial Statements

Incorporated by reference to the Registrant's Consolidated Financial Statements for the years ended December 31, 1998, 1997 and 1996 in the Company's 1998 Annual Report to Shareholders and contained in Exhibit 13 to this Report on Form 10-K.


ITEM 9:  Changes in and Disagreements With Accountants and Financial Disclosure

There have been no disagreements with Accountants.


                                    PART III

ITEM 10:  Directors and Executive Officers of the Registrant

The information set forth on page 2, under the caption "Information About Directors and Director Nominees" of the Registrant's definitive Proxy Statement dated March 1, 1999, is hereby incorporated by reference.


ITEM 11:  Executive Compensation

Information relating to compensation of the Registrant's executive officers and directors is contained on pages 3 - 7, under the captions "Remuneration of Directors" and "Compensation of Executive Officers," in the Registrant's definitive Proxy Statement dated March 1, 1999, and is incorporated herein by reference.


ITEM 12:  Security Ownership of Certain Beneficial Owners and Management

Information relating to security ownership of certain beneficial owners and management is contained on page 8, under the caption "Ownership of Common Stock" in the Registrant's definitive Proxy Statement dated March 1, 1999, and is incorporated herein by reference.


ITEM 13:  Certain Relationships and Related Transactions

Information relating to certain relationships and related transactions is contained on page 7, under the caption "Indebtedness of and Transactions With Management" in the Registrant's definitive Proxy Statement dated March 1, 1999, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - Exhibits, Financial Statements, Schedules, and Reports on Form 8-K

(a)      Financial Statements.

         1. The following documents are filed as part of Item 8 of this report:

                  Report of Independent Auditors
                  Consolidated Balance Sheets as of December 31, 1998 and 1997 Consolidated Statements of Income for the years ended December 31, 1998, 1997, and 1996
                  Consolidated Statements of Changes in Shareholders Equity for the years ended December 31, 1998, 1997, and 1996
                  Consolidated   Statements  of Cash  Flows for the years  ended
                  December 31, 1998, 1997, and 1996
                  Notes to Consolidated Financial Statements

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

                  The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Sherry L. Littlejohn, First Manistique Corporation, 130 South Cedar Street, P.O. Box 369, Manistique, Michigan 49854.

(b)      Reports on Form 8-K

         During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 19, 1999.

                           NORTH COUNTRY FINANCIAL CORPORATION


                           /s/ Ronald G. Ford
                           Ronald G. Ford
                           Chairman and Chief Executive Officer
                           (Principal Executive Officer)

                           /s/ Sherry L. Littlejohn
                           Sherry L. Littlejohn
                           Executive Vice President, Chief Operating Officer and Treasurer
                           (Principal Financial and Accounting Officer)


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 19, 1999, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Ronald G. Ford and Michael C. Henricksen, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

                  Signature


/s/ Stanley J. Gerou II
Stanley J. Gerou II - Director                  C. Ronald Dufina - Director


/s/ Thomas G. King
Thomas G. King - Director                       Michael C. Henricksen - Director


/s/ John Lindroth                               /s/ John P. Miller
John Lindroth - Director                        John P. Miller - Director


                                                /s/ Ronald G. Ford
Charles B. Beaulieu - Director                  Ronald G. Ford - Director


                                                /s/ Sherry Littlejohn
Bernard A. Bouschor - Director                  Sherry Littlejohn - Director

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

10(b) North Country Financial Corporation Executive and Board Member Restricted Stock Plan. Previously filed in the Registrant's definitive proxy statement for its annual meeting of shareholders held April 18, 1995. Here incorporated by reference.

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

10(f) North Country Financial Corporation Stock Compensation Plan. Previously filed as an exhibit to the Registrant's definitive proxy statement for its annual meeting of shareholders to be held April 15, 1997. Here incorporated by reference.

10(g) North Country Financial Corporation 1997 Directors' Stock Option Plan. Previously filed as an exhibit to Registrant's definitive proxy statement for its annual meeting of shareholders held April 15, 1997. Here incorporated by reference.

13 1998 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21        Subsidiaries of the Registrant.  Filed herewith.

23.       Consent of Independent Public Accountants.

27 Financial Data Schedule - year ended December 31, 1998. Filed herewith.

EXHIBIT 13


                                      North

                                     Country

                                    Financial

                                   Corporation

                                      1998

                                     Annual

                                     Report

Mission Statement

                       NORTH COUNTRY FINANCIAL CORPORATION
                          NORTH COUNTRY BANK AND TRUST
                       FIRST NORTHERN SERVICES CORPORATION
                       FIRST MANISTIQUE AGENCY CORPORATION
                        FIRST RURAL RELENDING CORPORATION
                             NCB REAL ESTATE COMPANY



                                MISSION STATEMENT


NORTH COUNTRY BANK AND TRUST OR PRECEDENT HAS BEEN AN INDEPENDENT BANK SINCE 1934. OUR MISSION IS TO SERVE OUR TRADING AREA WITH QUALITY FINANCIAL SERVICES AND PRODUCTS. TO PROVIDE FOR PROFITABILITY WHICH WILL ENHANCE THE LIFESTYLES OF OUR CUSTOMERS, SHAREHOLDERS AND EMPLOYEES. TO CONTINUE TO GROW, AND MAINTAIN EXCELLENCE AND PROVIDE OUR TRADING AREA WITH INNOVATIVE BANKING SERVICES.

AS AN INDEPENDENT COMMUNITY BANK, WE WILL STRIVE TO FOSTER ECONOMIC VITALITY AND CIVIC WELL BEING IN THE COMMUNITIES WE SERVE. IT IS OUR BELIEF THAT A STRONG COMMUNITY IS A PREREQUISITE TO A STRONG BANK. BASED ON OUR BELIEF THAT AS A "COMMUNITY" BANK WE BEST SERVE OUR SHAREHOLDERS, CUSTOMERS AND COMMUNITIES, IT IS OUR INTENTION TO MAINTAIN THE INDEPENDENCE OF NORTH COUNTRY BANK AND TRUST.

                                                               Table of Contents

Table of Contents


To Our Shareholders............................................................1

Comparative Highlights.........................................................2

Five Year Comparisons..........................................................3

Report of Independent Auditors.................................................6

Consolidated Balance Sheets....................................................7

Consolidated Statements of Income..............................................8

Consolidated Statements of Changes in Shareholders' Equity.....................9

Consolidated Statements of Cash Flows.........................................10

Notes to Consolidated Financial Statements....................................13

Selected Financial Data.......................................................43

Management's Discussion and Analysis of Financial
  Condition and Results of Operations.........................................44

Directors.....................................................................56

To Our Shareholders


     Dear Shareholder:

     Growth is a proud tradition of North Country Financial Corporation. For another consecutive year, assets, deposits, net loans, shareholders' equity, book value per share, net income and dividends paid to our shareholders have all increased.

     The market value of your North Country Financial Corporation stock has increased almost 32.95% during the last year. The continued appreciation of your stock brings us one step closer to our long-term goal of 18% return on beginning equity.

     We continue to be a leader in the financial industry in Northern Michigan. Internally, we have continued to improve the efficiency of our consolidated loan administration and credit departments. To provide more effective customer service, we have improved our central call center and have provided our call center professionals with superior training to assist any customer. Personal bankers and relationship bankers are in place at each office to give customers personalized service for all their financial needs.

     Externally, we have expanded our current business operations once again in 1998 to include two new branches, located in Escanaba and Gaylord. Our market presence will be further expanded early in 1999 with the addition of two new branch acquisitions in the lower peninsula. In addition to branch expansion, we continue to seek new business opportunities that will result in increased market share, value added services for our customers, and increased shareholder value.

     On March 10, 1998, North Country Bank and North Country Bank and Trust merged. All offices across the Upper Peninsula were named North Country Bank and Trust. Our shareholders voted in 1998 to change the corporation name to North Country Financial to more closely identify the corporation with its bank subsidiary North Country Bank and Trust. This was particularly important as we continue to expand our market area.

     On behalf of the Board of Directors, we express our appreciation to you, our shareholders, for your continued confidence. Together we can achieve the extraordinary.


 _______________________      __________________________      _________________
    Ronald G. Ford               Michael C. Henricksen          Thomas G. King
  President and C.E.O.                  Chairman                 Vice-Chairman

                                                          Comparative Highlights

         BALANCE SHEET STATISTICS               1998                  1997            % Change
         Assets                               $471,380,858          $421,434,370        11.85%
         Deposits                              404,961,333           360,548,685        12.32
         Net Loans                             405,608,135           366,919,003        10.54
         Shareholders' Equity                   39,469,365            36,592,073         7.86
         Shares of Stock Outstanding             7,130,760             7,138,470        (0.11)
         Book Value per Share                         5.54                  5.13         7.99

         OPERATING STATISTICS
         Total Income                          $41,148,862           $37,602,253         9.43%
         Total Operating Expenses               35,617,742            32,093,177        10.98
         Net Income                              4,561,190             4,105,659        11.10
         Basic Earnings Per Share                     0.65                  0.58        12.07
         Diluted Earnings Per Share                   0.64                  0.57        12.28

         DIVIDEND SUMMARY
         (Cash Dividend paid per Common Share)

         Quarter Ending
            March 31                                   .04                   .04
            June 30                                    .04                   .04
            September 30                               .04                   .04
            December 31                                .05                   .04

     The  above  summary   should  be  read  in  connection   with  the  related
consolidated financial statements and notes included elsewhere in this report.

     BUSINESS OF THE CORPORATION

     North Country Financial Corporation is a registered bank holding company formed under the Bank Holding Company Act of 1956, as amended. The principal assets of the Corporation are its ownership of all the outstanding capital stock of North Country Bank and Trust, Manistique, Michigan, First Manistique Agency Corporation, First Northern Services Corporation, First Rural Relending Corporation and NCB Real Estate Company. The subsidiary bank is engaged in the commercial banking business and provides a full range of banking services. First Manistique Agency is engaged in the selling of insurance. First Northern Services operates a real estate appraisal business. First Rural Relending is a non profit lending corporation. NCB Real Estate Company owns several properties used by North Country Bank & Trust.

     FORM 10-K

     A copy of the Annual Report to the Securities and Exchange Commission on Form 10-K is available without charge by writing Shirley Young, North Country Financial Corporation, P.O. Box 369, Manistique, Michigan 49854.

     MARKET SUMMARY

     The common stock of North Country Financial Corporation has been traded in private sales since October 1976. The Corporation has approximately 1,786 shareholders of record, as of January 22, 1999.

Five Year Comparisons
                    ASSETS
                    Total assets on a consolidated  basis increased by 11.85% in
[GRAPHIC OMITTED]   1998 to a record  $471,380,858.  Total assets have increased over $218,000,000 since the end of 1994, an increase of 86% in four years.

                    LOANS
                    Total net loans  increased  10.54% to  $405,608,135 in 1998.
                    Loan  demand is strong  and our  primary  lending  objective
[GRAPHIC OMITTED]   continues  to  be  one  of  selecting  the  highest  quality credits.  Total loan losses have  remained at an  acceptable level,  and we continue  to  maintain a loan loss  allowance above regulatory  guidelines.  The allowance for loan losses totaled  $6,112,334  at the end of 1998, an increase of over
                    $500,000   over  1997.  We  expect  strong  loan  demand  to
                    continue, with the majority being commercial and business loans, which represent 67.8% of the loan portfolio.

                    DEPOSITS
                    Total deposits increased by 12.32% to $404,961,333. In 1998,
[GRAPHIC OMITTED]   we paid our  depositors  interest  of more than  $16,500,000 which goes back into our regional economy.

                                                           Five Year Comparisons

                    INVESTMENT SECURITIES
                    Our portfolio of debt and equity securities decreased 15.22%
[GRAPHIC OMITTED]   during  1998 to  $8,565,282.  This  decrease is based on our strategy to employ more of our resources in the loan portfolio in order to maximize the earnings on our assets and the return to the shareholder.

                    SHAREHOLDERS' EQUITY
                    During 1998,  $2,877,292 was added to shareholders'  equity,
[GRAPHIC OMITTED]   increasing   total  equity  by  7.86%.  In  addition,   cash
                    dividends of $0.17 per share, or $1,251,224, were paid to our shareholders, an increase of 5.86% over 1997. Book value per share increased to $5.54 compared to $5.13 at the end of 1997.

                    NET INCOME
                    Net income for 1998 was $4,561,190. Basic earnings per share
[GRAPHIC OMITTED]   increased  to $0.65  in 1998  from  $0.58 in 1997,  a 12.07%
                    increase.

Report of Independent Auditors




                          INDEPENDENT AUDITOR'S REPORT
                           TO THE SHAREHOLDERS OF THE
                       NORTH COUNTRY FINANCIAL CORPORATION
                              MANISTIQUE, MICHIGAN

                                                  Report of Independent Auditors


                          INDEPENDENT AUDITOR'S REPORT



Board of Directors and Shareholders
North Country Financial Corporation
Manistique, Michigan


We have audited the accompanying consolidated balance sheets of North Country Financial Corporation and Subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated statements of income, changes in shareholders' equity and cash flows for the year ended December 31, 1996, were audited by other auditors whose report dated February 14, 1997, expressed an unqualified opinion on those statements.

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

In our opinion, the 1998 and 1997 financial statements referred to above present fairly, in all material respects, the financial position of North Country Financial Corporation and Subsidiaries at December 31, 1998 and December 31, 1997, and the results of their operations and their cash flows for the years then ended in conformity with generally accepted accounting principles.



                                               /s/ Wipfli Ullrich Bertelson LLP
                                               Wipfli Ullrich Bertelson LLP

January 29, 1999
Appleton, Wisconsin

Consolidated Balance Sheets

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                           December 31, 1998 and 1997

                                                           ASSETS
                                                                      1998              1997
Cash and due from banks                                           $  16,592,703    $   9,338,168
Federal funds sold                                                    6,047,743        1,805,000
                                                                  -------------    -------------
     Cash and cash equivalents                                       22,640,446       11,143,168

Investment securities available for sale - Stated at fair value       8,565,282       10,102,893

Total loans                                                         411,720,469      372,518,549
     Allowance for loan losses                                       (6,112,334)      (5,599,546)
                                                                  -------------    -------------
Net loans                                                           405,608,135      366,919,003

Premises and equipment                                               17,938,058       17,477,345
Other assets                                                         16,628,937       15,791,961
                                                                  -------------    -------------
TOTAL ASSETS                                                      $ 471,380,858    $ 421,434,370
                                                                  =============    =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Non-interest-bearing deposits                                $  42,076,502    $  33,353,597
     Interest-bearing deposits                                      362,884,831      327,195,088
                                                                  -------------    -------------
     Total deposits                                                 404,961,333      360,548,685

     Short-term borrowings                                                  -0-        1,195,000
     Other borrowings                                                23,270,161       19,628,178
     Other liabilities                                                3,679,999        3,470,434
                                                                  -------------    -------------
         Total liabilities                                          431,911,493      384,842,297
                                                                  -------------    -------------
Shareholders' equity:
     Preferred stock - No par value:
        Authorized  500,000 shares,
          no shares outstanding
     Common stock - No par value:
        Authorized - 18,000,000 shares
        Issued and outstanding - 7,130,760
          and 7,138,470 shares
          at December 31, 1998 and 1997, respectively                19,436,025       19,916,026
     Retained earnings                                               19,989,247       16,679,281
     Accumulated other comprehensive income (deficit)                    44,093           (3,234)
                                                                 --------------    -------------
         Total shareholders' equity                                  39,469,365       36,592,073
                                                                 --------------    -------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $  471,380,858      421,434,370
                                                                 ==============    =============

          See accompanying notes to consolidated financial statements.

                                               Consolidated Statements of Income

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES


                        CONSOLIDATED STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997 and 1996

                                                                        1998                  1997            1996
Interest income:
     Interest and fees on loans                                       $ 37,283,850       $ 34,525,569     $ 26,785,141
     Interest on investment securities:
         Taxable                                                           685,870          1,030,414        1,421,952
         Tax-exempt                                                         31,252             35,044           79,637
     Other interest income                                                 496,987            373,010          437,396
                                                                      ------------       ------------     ------------
         Total interest income                                          38,497,959         35,964,037       28,724,126
                                                                      ------------       ------------     ------------
Interest expense:
     Deposits                                                           16,530,463         14,633,670       11,647,491
     Short-term borrowings                                                   1,552             33,062           21,511
     Other borrowings                                                    1,283,214          1,231,323        1,005,083
                                                                      ------------       ------------     ------------
         Total interest expense                                         17,815,229         15,898,055       12,674,085
                                                                      ------------       ------------     ------------
Net interest income                                                     20,682,730         20,065,982       16,050,041
Provision for loan losses                                                1,199,725          1,398,201        2,424,480
                                                                      ------------       ------------     ------------
Net interest income after provision for loan losses                     19,483,005         18,667,781       13,625,561
                                                                      ------------       ------------     ------------
Other income:
     Service fees                                                        1,478,376          1,220,028          757,909
     Net security gains (losses)                                            44,504            (60,163)          (7,899)
     Other operating income                                              1,128,023            478,351          610,443
                                                                      ------------       ------------     ------------
         Total other income                                              2,650,903          1,638,216        1,360,453
                                                                      ------------       ------------     ------------
Other expenses:
     Salaries and employee benefits                                      6,567,566          5,898,110        5,130,808
     Occupancy expense                                                   2,426,418          2,212,311        1,921,540
     Other operating expenses                                            7,608,804          6,686,500        4,556,182
                                                                      ------------       ------------     ------------
         Total other expenses                                           16,602,788         14,796,921       11,608,530
                                                                      ------------       ------------     ------------
Income before provision for income taxes                                 5,531,120          5,509,076        3,377,484
Provision for income taxes                                                 969,930          1,403,417          543,300
                                                                      ------------       ------------     ------------
Net income                                                            $  4,561,190       $  4,105,659     $  2,834,184
                                                                      ============       ============     ============
Earnings per share:
     Basic                                                            $       0.65       $       0.58     $       0.43
                                                                      ============       ============     ============
     Diluted                                                          $       0.64       $       0.57     $       0.43
                                                                      ============       ============     ============

          See accompanying notes to consolidated financial statements.

Consolidated Statements of
Changes in Shareholders' Equity

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES


           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  Years Ended December 31, 1998, 1997 and 1996

                                                                                           Accumulated
                                    Shares of                                                 Other
                                     Common             Common           Retained         Comprehensive
                                      Stock              Stock           Earnings       Income (Deficit)      Total
Balance, January 1, 1996              6,320,691        $13,195,269    $11,831,455        $(19,847)            $25,006,877
Net income                                                              2,834,184                               2,834,184
Other comprehensive
  deficit:
     Net unrealized loss on
     securities available for
     sale                                                                                (229,681)               (229,681)
                                                                                                              -----------
Total comprehensive income                                                                                      2,604,503
Cash dividends ($.14 per
  share)                                                                 (910,003)                               (910,003)
Issuance of common stock                770,511          5,684,185                                              5,684,185
                                   ------------        -----------     ----------        ----------           -----------
Balance, December 31,
  1996                                7,091,202         18,879,454     13,755,636        (249,528)             32,385,562
Net income                                                              4,105,659                               4,105,659
Other comprehensive
  income:
     Net unrealized gain on
     securities available for
     sale                                                                                 246,294                 246,294
                                                                                                              -----------
Total comprehensive income                                                                                      4,351,953
Cash dividends ($.16
  per share)                                                           (1,182,014)                             (1,182,014)
Issuance of common stock                104,439          1,868,178                                              1,868,178
Retirement of common
  stock                                 (57,171)          (831,606)                                              (831,606)
                                   ------------        -----------     ----------        ----------           -----------
Balance, December 31,
  1997                                7,138,470         19,916,026     16,679,281          (3,234)             36,592,073
Net income                                                              4,561,190                               4,561,190
Other comprehensive
  income:
     Net unrealized gain on
       securities available for
       sale                                                                                47,327                  47,327
                                                                                                              -----------
Total comprehensive income                                                                                      4,608,517
Cash dividends ($.17
  per share)                                                           (1,251,224)                             (1,251,224)
Issuance of common stock                 87,667          1,316,638                                              1,316,638
Retirement of common
  stock                                 (95,377)        (1,796,639)                                            (1,796,639)
                                   ------------        -----------    -----------        --------             -----------
Balance, December 31,
1998                                  7,130,760        $19,436,025    $19,989,247        $ 44,093             $39,469,365
                                   ============        ===========    ===========        ========             ===========

          See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997 and 1996

                                                                         1998                  1997           1996
Increase (decrease) in cash and cash equivalents:
  Cash flows from operating activities:
     Net income                                                       $4,561,190          $ 4,105,659    $  2,834,184
                                                                      ----------          -----------    ------------
     Adjustments to reconcile net income to
      net cash provided by operating
       activities:
       Provision for loan losses                                       1,199,725            1,398,201       2,424,480
       Credit for deferred income taxes                                 (269,982)            (322,707)       (404,200)
       Provision for depreciation and net
         amortization                                                  2,073,285            1,988,487       2,433,469
       Proceeds from loan sales                                       21,525,436            6,803,965       6,121,420
       Loans originated for sale                                     (21,415,349)          (6,745,114)     (6,076,247)
       (Gains) losses on sales of:
         Loans held for sale                                            (110,087)             (58,851)       (45,173)
         Securities                                                      (44,504)              60,163          7,899
         Premises, equipment and other real estate                      (102,787)              27,624         10,000
       Change in other assets                                          1,783,700            1,029,093       (699,274)
       Change in other liabilities                                       185,184             (163,100)       316,778
                                                                      ----------          -----------    -----------
         Total adjustments                                             4,824,621            4,017,761      4,089,152
                                                                      ----------          -----------    -----------
     Net cash provided by operating activities                         9,385,811            8,123,420      6,923,336
                                                                      ----------          -----------    -----------
     Cash flows from investing activities:
       Net decrease in interest-bearing deposits
         in other financial institutions                                     -0-              534,622      2,231,458
       Payment for purchases of securities:
         Available for sale                                           (7,419,512)          (2,114,281)    (7,595,025)
         Equity                                                         (110,922)            (843,500)    (1,625,800)
       Proceeds from sale of securities:
         Available for sale                                            3,810,310            9,824,063     11,542,876
         Equity                                                           10,000              327,300            -0-
       Proceeds from maturities of securities:
         Available for sale                                            2,329,647            2,173,899      9,224,050
         Held to maturity                                                    -0-                  -0-        835,049
       Net increase in loans                                         (40,349,652)         (38,423,930)   (67,589,084)
       Proceeds from sale of premises, equipment,
         and other real estate                                         1,364,248              434,693         69,000
       Capital expenditures                                           (2,526,058)          (3,496,436)    (2,795,067)
       Net cash provided from acquisitions                                   -0-               32,054        723,993
                                                                      ----------          -----------    -----------
     Net cash used in investment activities                          (42,891,939)         (31,551,516)   (54,978,550)
                                                                      ----------          -----------    -----------

                                       10.

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 1998, 1997 and 1996

                                                                      1998                  1997              1996
     Cash flows from financing activities:
       Net increase in deposits                                    $  44,412,648        $  27,169,826     $ 27,962,963
       Net increase (decrease) in short-term
         borrowings                                                   (1,195,000)          (3,805,000)       5,000,000
       Proceeds from other borrowings                                 10,500,000            7,842,577       10,293,013
       Principal payments on other borrowings                         (6,858,017)          (8,655,178)      (2,302,820)
       Proceeds from issuance of common stock                          1,191,638            1,868,178        5,684,185
       Retirement of common stock                                     (1,796,639)            (831,606)             -0-
       Dividends paid                                                 (1,251,224)          (1,182,014)        (910,003)
                                                                   -------------        -------------     ------------
     Net cash provided by financing activities                        45,003,406           22,406,783       45,727,338
                                                                   -------------        -------------     ------------
Net increase (decrease) in cash and cash
  equivalents                                                         11,497,278           (1,021,313)      (2,327,876)
Cash and cash equivalents at beginning                                11,143,168           12,164,481       14,492,357
                                                                   -------------        -------------     ------------
Cash and cash equivalents at end                                   $  22,640,446        $  11,143,168     $ 12,164,481
                                                                   =============        =============     ============
Supplemental cash flow information:

Cash paid during the year for:
   Interest                                                        $  18,077,148        $  15,561,189     $ 12,547,840
   Income taxes                                                        1,241,050            1,955,760        1,214,508

Noncash investing and financing activities:

Transfer of foreclosures from loans to
  other real estate                                                      460,795              356,856              -0-
Issuance of notes payable to South Range
  State Bank's former shareholders                                           -0-                  -0-        2,362,851

                                       11.

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES


                CONSOLIDATED STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 1998, 1997 and 1996

                                                                      1997                1996
Assets and liabilities acquired in acquisitions:
   Interest-bearing deposits                                     $       -0-         $ 1,088,000
   Premises and equipment                                            969,437           1,409,480
   Acquisition intangibles                                         2,099,287           1,584,000
   Loans - Net                                                    19,954,774          26,760,657
   Securities                                                      4,488,326           3,800,350
   Other assets                                                      134,863             673,454
   Deposits                                                      (27,440,283)        (32,868,918)
   Other liabilities                                                (238,458)           (808,165)


          See accompanying notes to consolidated financial statements.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of North Country Financial Corporation (the "Corporation") and Subsidiaries conform to generally accepted accounting principles and prevailing practices within the banking industry. Significant accounting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, North Country Bank & Trust (the "Bank"), Rural Relending, and other minor subsidiaries, after elimination of intercompany transactions and accounts. During 1998, North Country Bank, a wholly-owned subsidiary of the Corporation, was merged into the Bank.

Nature of Operations

The Corporation's and the Bank's revenues, operating income, and assets are primarily from the banking industry. Rural Relending is in the business of generating loans for commercial entities. Loan customers are mainly located in Michigan's Upper Peninsula. In addition, a significant portion of its commercial loan portfolio consists of leases to commercial and government entities which are secured by equipment and vehicles. These leases are dispersed geographically throughout the country.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, non-interest-bearing deposits in correspondent banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Investment Securities

The Corporation's investment securities are classified in two categories and accounted for as follows:

       Securities available for sale - Securities available for sale consist of investment securities not classified as securities held to maturity.
       These securities are stated at fair value. Unrealized holding gains and losses, net of tax, on securities available for sale are reported as accumulated other comprehensive income within shareholders' equity until realized.

       Securities held to maturity - Investment securities for which the Corporation has the positive intent and ability to hold to maturity are reported at cost, adjusted for amortization of premiums and accretion of discounts, which are recognized in interest income using the interest method over the period to maturity.

Gains  and  losses  on  the  sale  of  securities  are   determined   using  the
specific-identification method.

Loans Held for Sale

Loans held for sale represent originations of fixed-rate, first mortgage loans recorded at cost. The loans are sold at fair value shortly after origination based on an agreement with an outside mortgage company.

Interest Income and Fees on Loans

Interest on loans is accrued and credited to income based on the principal amount outstanding. The accrual of interest on loans is discontinued when, in the opinion of management, there is an indication that the borrower may be unable to meet payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed. Loan-origination fees are credited to income when received, as capitalization of the fees and related costs would not have a material effect on the overall consolidated financial statements.

Allowance for Loan Losses

The allowance for loan losses includes specific allowances related to commercial loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

The Corporation continues to maintain a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.

Other Real Estate

Other real estate is carried at the lower of cost or fair value, less estimated sales costs.

Premises and Equipment

Premises and equipment are stated at cost. Maintenance and repair costs are charged to expense as incurred. Gains or losses on disposition of premises and equipment are reflected in income. Depreciation is computed on the straight-line method and is based on the estimated useful lives of the assets.

Acquisition Intangibles

The Corporation's intangible assets include the value of ongoing customer relationships (core deposits) and the excess of cost over the fair value of net assets acquired (goodwill) arising from the purchase of a financial institution and the acquisition of certain assets and the assumption of certain liabilities of other financial institutions. Core deposit intangibles are amortized to income over a 10-year period on an accelerated basis, and goodwill is amortized on a straight-line basis over periods ranging from 15 to 25 years.

Advertising Costs

Advertising costs are expensed as incurred.

Earnings Per Common Share

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits through the date of issue of the financial statements.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Comprehensive Income

Comprehensive income consists of net income and other comprehensive income (deficit). Other comprehensive income (deficit) includes unrealized gains and losses on securities available for sale which are recognized as a separate component of equity, accumulated other comprehensive income (deficit). The accounting standard that requires reporting comprehensive income first applies for 1998, with prior information restated to be comparable.

Income Taxes

Deferred income taxes have been provided under the liability method. Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit. Such financial instruments are recorded in the consolidated financial statements when they become payable.

Future Accounting Change

In June 1998, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." This statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this statement may have on the consolidated financial statements of the Corporation as the accounting for derivatives is dependent on the amount and nature of derivatives in place at the time of adoption.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Reclassifications

Certain amounts in the 1997 and 1996 consolidated financial statements have been reclassified to conform to the 1998 presentation.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 2 - CHANGES IN ACCOUNTING PRINCIPLES

Effective January 1, 1998, the Corporation adopted SFAS No. 130, "Reporting Comprehensive Income," which was issued in June 1997. In accordance with this statement, the Corporation reports those items defined as comprehensive income in the statement of changes in shareholders' equity. The adoption of SFAS No. 130 did not have an impact on the Corporation's financial position or results of operations.

Effective January 1, 1998, the Corporation adopted SFAS No. 131, "Disclosure About Segments of an Enterprise and Related Information," which was issued in June 1997. This statement establishes new standards for reporting information about operating segments in annual and interim financial statements. The standard also requires descriptive information about the way operating segments are determined, the products and services provided by the segments, and the nature of differences between reportable segment measurements and those used for the consolidated enterprise. The disclosure requirements had no impact on the Corporation's financial position or results of operations.


NOTE 3 - ACQUISITIONS

During the period of 1996 through 1998, the Corporation completed two acquisitions. The acquisitions have been accounted for under the purchase method of accounting. Accordingly, the assets, liabilities, and results of operations are included in the Corporation's consolidated financial statements as of and subsequent to the respective acquisition dates. Following is a summary of the acquisitions. Note 9 provides information regarding acquisition intangibles and the amortization thereof. Additional information regarding assets acquired and liabilities assumed is presented on the accompanying consolidated statements of cash flows.

                                                                                  Assets
                                                                                 Acquired            Resulting
                                                              Acquisition       (Excludes           Acquisition
                                                                 Cost           Intangibles)        Intangibles
                                                                               (In Thousands)
On February 4, 1997, acquired 100% of the
outstanding stock of U.P. Financial, Inc. in
exchange for cash                                           $    4,298          $    29,763         $    2,099

On January 31, 1996, acquired 100% of the
outstanding stock of South Range State Bank in
exchange for cash and notes                                      4,310               35,623              1,584

                                       18.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 4 - RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $6,643,000 are restricted at December 31, 1998, to meet the reserve requirements of the Federal Reserve System.


NOTE 5 - INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of December 31 are as follows:

                                                                                      1998

                                                                               Gross          Gross
                                                           Amortized        Unrealized    Unrealized     Estimated
                                                             Cost              Gains         Losses      Fair Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations                                $  4,645,681    $    47,473    $     933     $  4,692,221
Obligations of states and
  political subdivisions                                        999,922         20,968          -0-        1,020,890
Mortgage-related securities                                   2,852,872            -0-          701        2,852,171
                                                           ------------    -----------    ---------     ------------
Total investment securities
  available for sale                                       $  8,498,475    $    68,441    $   1,634     $  8,565,282
                                                           ============    ===========    =========     ============

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

                                                                                      1997

                                                                               Gross          Gross
                                                           Amortized        Unrealized    Unrealized      Estimated
                                                             Cost              Gains         Losses        Fair Value
U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations                                $  7,758,368    $     6,394    $  22,292      $ 7,742,470
Obligations of states and
  political subdivisions                                        833,248            509        3,826          829,931
Mortgage-related securities                                     394,081            575        2,354          392,302
Other securities                                              1,122,096         16,094          -0-        1,138,190
                                                           ------------    -----------    ---------      -----------
Total investment securities
  available for sale                                       $ 10,107,793    $    23,572    $  28,472      $10,102,893
                                                           ============    ===========    =========      ===========

Included  in  other  assets  are  equity  securities   totaling  $3,145,222  and
$3,044,300 at December 31, 1998 and 1997, respectively. Equity securities are reported at the lower of cost or market.

Following is a summary of the proceeds from sales of investment securities available for sale, as well as gross gains and losses for the years ended December 31:

                                                                       1998                1997                1996
     Proceeds from sale of investment securities                 $  3,810,310        $  10,151,363       $  11,542,876
     Gross gains on sales                                              65,255                  -0-              30,905
     Gross losses on sales                                             20,751               60,163              38,804

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 5 - INVESTMENT SECURITIES (CONTINUED)

The amortized cost and estimated fair value of investment securities available for sale at December 31, 1998, by contractual maturity, are shown below.
Contractual maturities will differ from expected maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                           Amortized
Estimated
                                                                                             Cost               Fair
Value
     Due after one month through three months                    $    503,441        $    502,509
     Due after five years through ten years                         3,521,476           3,532,401
     Due after ten years                                            1,620,686           1,678,201
                                                                 ------------        ------------
                                                                    5,645,603           5,713,111

     Mortgage-related securities                                    2,852,872           2,852,171
                                                                 ------------        ------------
     Total                                                       $  8,498,475        $  8,565,282
                                                                 ============        ============

The carrying value of securities pledged to secure public deposits, treasury deposits, and repurchase agreements was $1,002,800 and $3,595,938 as of December 31, 1998 and 1997, respectively.


NOTE 6 - LOANS

The composition of loans at December 31 follows:

                                                                     1998                  1997
     Commercial, financial, and agricultural                     $  219,026,672      $  181,682,624
     Commercial and governmental leases                              60,194,795          57,557,615
     1-4 family residential real estate                              97,415,442          95,542,880
     Consumer                                                        23,159,913          26,795,585
     Construction                                                    11,923,647          10,939,845
                                                                 --------------      --------------
     Total loans                                                 $  411,720,469      $  372,518,549
                                                                 ==============      ==============

                                       21.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - LOANS (CONTINUED)

An analysis of the allowance for loan losses for the years ended December 31 follows:

                                                                      1998               1997                  1996
     Balance, January 1                                          $  5,599,546        $  4,590,938        $   3,137,315
     Allowance from acquisitions                                          -0-             299,295              285,000
     Provision for loan losses                                      1,199,725           1,398,201            2,424,480
     Recoveries on loans                                              118,408             112,712              121,890
     Loans charged off                                               (805,345)           (801,600)          (1,377,747)
                                                                 ------------        ------------        -------------
     Balance, December 31                                        $  6,112,334        $  5,599,546        $   4,590,938
                                                                 ============        ============        =============

Information regarding impaired loans follows:

                                                                    1998              1997
     Year-end loans with allowance for loan losses
           allocated                                             $  6,072,978       $  6,933,060
     Amount of the allowance allocated                                873,014            923,014

                                                                           1998               1997            1996
     Average investment in impaired loans during
           the year                                              $  6,155,323        $  6,709,911        $   2,914,955
     Interest income recognized during impairment                     667,599             223,500               99,215
     Cash-basis interest income recognized                            301,840             212,699               98,098

The subsidiary bank in the ordinary course of banking business grants loans to the Corporation's executive officers and directors including their families and firms in which they are principal owners. Activity in such loans during 1998 is summarized below.

Substantially all loans to executive officers and directors were made on the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with others and did not involve more than the normal risk of collectibility or present other unfavorable features.

     Loans outstanding, January 1, 1998                                                 $    12,638,848
     New loans                                                                               11,879,836
     Repayment                                                                              (12,114,768)
                                                                                        ---------------
     Loans outstanding, December 31, 1998                                               $    12,403,916
                                                                                        ===============

                                       22.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 7 - PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 follow:

                                                                            1998                1997
     Land                                                             $   1,679,904       $   1,643,792
     Buildings and improvements                                          14,787,615          14,284,318
     Furniture, fixtures, and equipment                                   9,224,753           7,929,563
                                                                      -------------       -------------
     Totals                                                              25,692,272          23,857,673
     Less - Accumulated depreciation and amortization                     7,754,214           6,380,328
                                                                      -------------       -------------
     Net book value                                                   $  17,938,058       $  17,477,345
                                                                      =============       =============

Depreciation and amortization of premises and equipment charged to operating expenses amounted to $1,381,015 in 1998, $1,222,939 in 1997 and $1,436,612 in
1996.


NOTE 8 - OTHER REAL ESTATE

Included in other assets is other real estate totaling $449,537 and $397,861 at December 31, 1998 and 1997, respectively. There is no allowance for losses on other real estate. Other real estate expenses totaled $87,139, $104,408 and $9,489 for 1998, 1997, and 1996, respectively.


NOTE 9 - ACQUISITION INTANGIBLES

Intangible assets, which were acquired through acquisitions, consist of the following as of December 31 (net of amortization):

                                                                            1998               1997
     Goodwill                                                         $   3,571,067       $  3,904,720
     Core deposit intangible                                              2,338,354          2,794,364
                                                                      -------------       ------------
     Total acquisition intangibles                                    $   5,909,421       $  6,699,084
                                                                      =============       ============

Amortization expense related to the acquisition intangibles was $789,663, $719,071 and $593,220 for the years ended December 31, 1998, 1997, and 1996, respectively.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 10 - DEPOSITS

The distribution of deposits at December 31 is as follows:

                                                                                           1998               1997
     Non-interest-bearing demand deposits                                           $   42,076,502       $    33,353,597
     Savings, money market, and interest-bearing demand deposits                       213,791,523           159,279,613
     Time deposits                                                                     149,093,308           167,915,475
                                                                                    --------------       ---------------
     Total deposits                                                                 $  404,961,333       $   360,548,685
                                                                                    ==============       ===============

Time deposits of $100,000 or more were $25,619,255 and $26,827,133 at December 31, 1998 and 1997, respectively. Interest expense on time deposits of $100,000 or more was $1,543,612, $1,606,273 and $1,085,714 for the years ended December 31, 1998, 1997, and 1996, respectively.


NOTE 11 - SHORT-TERM BORROWINGS

Short-term borrowings consist of federal funds purchased of $1,195,000 at December 31, 1997. There were no short-term borrowings at December 31, 1998.


NOTE 12 - OTHER BORROWINGS

Other borrowings consist of the following at December 31:

                                                                                           1998          1997
Federal Home Loan Bank:
     Fixed-rate advance at 7.37%, maturing April 15, 2004                           $   159,731          $  186,049
     Fixed-rate advance at 7.59%, maturing May 17, 2004                                 281,657             327,828
     Fixed-rate advance at 6.50%, maturing October 17, 2005                           2,535,401           2,778,351
     Fixed-rate advance at 7.06%, maturing May 15, 2006                               4,630,742           4,822,898
     Fixed-rate advance at 5.96%, maturing June 29, 1998                                                  2,000,000
     Fixed-rate advance at 5.97%, maturing July 28, 1998                                                  2,000,000
     Fixed-rate advance at 5.98%, maturing August 27, 1998                                                1,000,000
     Adjustable-rate advance, maturing May 20, 1999,
       5.20% and 5.82% at December 31, 1998 and 1997                                  3,000,000           3,000,000
     Adjustable-rate advance, maturing June 23, 2008,
       5.49% at December 31, 1998                                                    10,000,000
                                                                                     ----------          ----------
                                                                                     20,607,531          16,115,126

                                       24.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - OTHER BORROWINGS (CONTINUED)

                                                                                    1998                1997
       Farmers Home Administration:
          $2,000,000 fixed-rate line of credit agreement with
          Farmers Home Administration, maturing August 24,
          2024, interest payable at 1%                                          $  1,874,857        $   1,937,740

       Other borrowings:
          Unsecured variable rate notes payable to South Range
          State Bank's former stockholders, maturing in three
          equal annual installments beginning February 1,
          1997, 5.04% at December 31, 1998 and 1997                                  787,773            1,575,312
                                                                                ------------        -------------
       Total other borrowings                                                   $ 23,270,161        $  19,628,178
                                                                                ============        =============

Maturities of other borrowings outstanding at December 31, 1998, are as follows:

     1999                                                                       $   4,392,165
     2000                                                                             642,792
     2001                                                                             686,079
     2002                                                                             734,547
     2003                                                                             788,567
     Thereafter                                                                    16,026,011
                                                                                -------------
                                                                                $  23,270,161
                                                                                =============

The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Bank's residential mortgage loans, U.S. Government and agency securities, and by the Federal Home Loan Bank stock owned by the Bank. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 1998. The Farmers Home Administration borrowing is collateralized by loans totaling $1,693,308, originated and held by the Corporation's wholly owned subsidiary, Rural Relending, and guaranteed by the Corporation.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 13 - INCOME TAXES

The components of the federal income tax provision for the years ended December 31 follow:

                                                            1998               1997                 1996
     Current tax expense                               $   1,239,912       $  1,726,124        $    947,500
     Deferred tax credit                                    (269,982)          (322,707)           (404,200)
                                                       -------------       ------------        ------------
     Total provision for income taxes                  $     969,930       $  1,403,417        $    543,300
                                                       =============       ============        ============

Included in the total provision for income taxes are expenses (credits) of $15,131, $(20,455) and $(2,686) for the years ended December 31, 1998, 1997, and
1996, respectively, related to security transactions.

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation's assets and liabilities. The major components of net deferred tax assets at December 31 are as follows:

                                                                     1998                  1997
     Deferred tax assets:
         Allowance for loan losses                               $  1,844,183        $  1,679,962
         Deferred compensation                                        366,290             285,274
         Unrealized loss on securities available for sale                 -0-               1,666
                                                                 ------------        ------------
         Total deferred tax assets                                  2,210,473           1,966,902
                                                                 ------------        ------------

     Deferred tax liabilities:
         Depreciation                                                (777,689)           (742,041)
         Intangibles                                                 (285,986)           (389,711)
         Unrealized gain on securities available for sale             (22,714)                -0-
                  Other                                               (43,332)                -0-
                                                                 ------------        ------------
                  Total deferred tax liabilities                   (1,129,721)         (1,131,752)
                                                                 ------------        ------------
         Net deferred tax asset                                  $  1,080,752        $    835,150
                                                                 ============        ============

A summary of the source of differences between income taxes at the federal statutory rate and the provision for income taxes for the years ended December 31 follows:

                                                           1998               1997                 1996
     Tax expense at statutory rate                     $ 1,880,581         $ 1,873,086         $  1,148,345
     Increase (decrease) in taxes resulting from:
         Tax-exempt interest                            (1,127,726)           (603,836)            (539,365)
         Other                                             217,075             134,167              (65,680)
                                                       -----------         -----------         ------------
     Provision for income taxes                        $   969,930         $ 1,403,417         $    543,300
                                                       ===========         ===========         ============

                                      26.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 14 - RETIREMENT PLAN

The Corporation has established a 401(k) profit-sharing plan. Employees who have completed one year of service and attained the age of 18 are eligible to participate in the plan. Eligible employees can elect to have a portion, not to exceed 15%, of their annual compensation paid into the plan. In addition, the Corporation may make discretionary contributions into the plan. Retirement plan contribution expense charged to operations totaled $200,267, $105,267 and $120,126 for 1998, 1997, and 1996, respectively.


NOTE 15 - DEFERRED COMPENSATION PLANS

As an incentive to retain key members of management and directors, the Corporation has two deferred compensation plans.

Benefits under one of the plans is based on the number of years the key members have served the Corporation. A liability is recorded on a present value basis and discounted using current market rates. The liability may change depending upon changes in long-term interest rates. The liability at December 31, 1998 and 1997, for vested benefits under this plan, was $1,098,267 and $841,236, respectively. The Corporation maintains life insurance policies on the plan participants. Death benefits received from the life insurance policies will be used to offset the obligations under the plan. The cash surrender value of these policies was $899,087 and $781,040 at December 31, 1998 and 1997, respectively.

The Corporation sponsors a deferred stock compensation plan for directors. Directors are allowed to defer their director's fees under the plan. The deferred compensation is computed as stock equivalents as the compensation is earned. Directors receive the deferred compensation in the form of common stock upon retirement. The liability relating to this plan was $219,100 and $141,700 at December 31, 1998 and 1997, respectively.

Deferred compensation expense for the plans was $316,041, $175,000 and $105,950 for 1998, 1997, and 1996, respectively.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SHAREHOLDERS' EQUITY

Earnings per share are based upon the weighted average number of shares outstanding, restated to reflect the three-for-one stock splits on August 25, 1998 and April 29, 1996. The following shows the computation of the basic and diluted earnings per share for the years ended December 31:

                                                                                               Weighted
                                                                                               Average
                                                                                              Number of         Earnings Per
                                                                            Net Income          Shares               Share
1998
Earnings per share - Basic                                                  $ 4,561,190          7,038,909        $  0.65
                                                                                                                  =======
Effect of stock options - Net                                                                       64,693
Effect of deferred stock compensation                                                               16,614
                                                                           ------------        -----------
Earnings per share - Diluted                                                $ 4,561,190          7,120,216        $  0.64
                                                                           ============        ===========        =======

1997
Earnings per share - Basic                                                  $ 4,105,659          7,131,354        $  0.58
                                                                                                                  =======
Effect of stock options - Net                                                                       11,700
Effect of deferred stock compensation                                                               12,723
                                                                           ------------        -----------
Earnings per share - Diluted                                                $ 4,105,659          7,155,777        $  0.57
                                                                           ============        ===========        =======

1996
Earnings per share - Basic                                                  $ 2,834,184          6,544,878        $  0.43
                                                                                                                  =======
Effect of stock options - Net                                                                       37,326
Effect of deferred stock compensation                                                                5,601
                                                                           ------------        -----------
Earnings per share - Diluted                                                $ 2,834,184          6,587,805        $  0.43
                                                                            ===========        ===========        =======

Effective August 25, 1998 and April 29, 1996, the Board of Directors of the Corporation approved three-for-one stock splits. All references to the number of shares of common stock in the consolidated financial statements and footnotes thereto have been restated for these stock splits.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SHAREHOLDERS' EQUITY (CONTINUED)

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory--and possibly additional discretionary--actions by regulators that, if undertaken, could have a direct material effect on the Corporation's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Corporation's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital to risk-weighted assets and of Tier I capital to average assets. Management believes, as of December 31, 1998, the Corporation meets all capital adequacy requirements to which it is subject.

As of December 31, 1998, the most recent notification from the Federal Deposit Insurance Corporation categorized the subsidiary bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based, and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the subsidiary bank's category.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SHAREHOLDERS' EQUITY (CONTINUED)

The Corporation's actual and required capital amounts and ratios as of December 31 are as follows:

                                                                                                     To Be Well
                                                                                                  Capitalized Under
                                                                         For Capital              Prompt Corrective
                                                Actual                Adequacy Purposes           Action Provisions
                                      Amount           Ratio   Amount                  Ratio  Amount                  Ratio
1998
Total capital (to risk-
  weighted assets):
                                                               Greater than or
   Consolidated                       $37,881,000      10.7%   equal to $28,397,000    8.0%             N/A
   North Country Bank                                          Greater than or                Greater than or
    & Trust                           $37,083,000      10.9%   equal to $27,160,000    8.0%   equal to $33,950,000    10.0%

Tier I capital (to risk- weighted assets):
                                                               Greater than or
   Consolidated                       $33,423,000      9.4%    equal to $14,199,000    4.0%             N/A
                                                               Greater than or                Greater than or
   North Country Bank & Trust         $32,816,000      9.7%    equal to $13,580,000    4.0%   equal to $20,370,000     6.0%

Tier I capital (to average assets):
                                                               Greater than or
   Consolidated                       $33,423,000      7.2%    equal to $18,532,000    4.0%             N/A
                                                               Greater than or                Greater than or
   North Country Bank & Trust         $32,816,000      7.2%    equal to $18,360,000    4.0%   equal to $22,950,000     5.0%

1997
Total capital (to risk-
  weighted assets):
                                                               Greater than or
   Consolidated                       $33,794,000     10.8%    equal to $24,954,000    8.0%             N/A
                                                               Greater than or                Greater than or
   North Country Bank & Trust         $27,909,000     11.1%    equal to $20,158,000    8.0%   equal to $25,197,000    10.0%
                                                               Greater than or                Greater than or
   North Country Bank                 $ 6,169,000     10.6%    equal to $4,649,000     8.0%   equal to $5,812,000     10.0%

Tier I capital (to risk- weighted assets):
                                                               Greater than or
   Consolidated                       $29,895,000      9.6%    equal to $12,477,000    4.0%             N/A
                                                               Greater than or                Greater than or
   North Country Bank & Trust         $24,739,000      9.8%    equal to $10,079,000    4.0%   equal to $15,118,000     6.0%
                                                               Greater than or                Greater than or
   North Country Bank                 $ 5,441,000      9.4%    equal to $2,324,000     4.0%   equal to $3,487,000      6.0%

Tier I capital (to average assets):
                                                               Greater than or
   Consolidated                       $29,895,000      7.2%    equal to $16,684,000    4.0%             N/A
                                                               Greater than or                Greater than or
   North Country Bank & Trust         $24,739,000      7.3%    equal to $13,504,000    4.0%   equal to $16,880,000     5.0%
                                                               Greater than or                Greater than or
   North Country Bank                 $ 5,441,000      7.1%    equal to $3,074,000     4.0%   equal to $3,843,000      5.0%

                                       30.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 16 - SHAREHOLDERS' EQUITY (CONTINUED)

The Bank is restricted by banking regulations from making dividend distributions above prescribed amounts. At December 31, 1998, the Bank could have paid $9,829,000 of additional dividends to the Corporation without prior regulatory approval.


NOTE 17 - STOCK OPTION PLANS

The Corporation adopted two stock option plans in 1997, one for officers and employees and one for nonemployee directors. A total of 600,000 shares were made available for grant under these plans. The Corporation also sponsors an additional employee and director stock option plan. A total of 148,500 shares were made available for grant under this plan.

Options under all of the plans are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee, within guidelines of no less than six months and no greater than ten years, as established under the plans, determines the vesting of the options when they are granted.

The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the years ended December 31:

                                                          1998            1997
     Dividend yield                                      1.00%           1.25%
     Risk-free interest rate                             4.72%           5.14%
     Weighted average expected life (years)              7.0             7.0
     Expected volatility                                10.04%          11.45%

The weighted average fair value of options granted as of their grant date, using the assumptions shown above, was computed at $0.39 per share for options granted in 1998 and $0.37 per share for options granted in 1997. No options were granted in 1996.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE 17 - STOCK OPTION PLANS (CONTINUED)

No compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the years ended December 31, as follows:

                                                          1998                      1997
     Net income:
         As reported                                   $  4,561,190            $  4,105,659
                                                       ============            ============
         Pro forma                                     $  4,550,149            $  4,100,889
                                                       ============            ============
     Earnings per share - Basic:

         As reported                                   $       0.65            $       0.58
                                                       ============            ============
         Pro forma                                     $       0.65            $       0.57
                                                       ============            ============
     Earnings per share - Diluted:

                  As reported                          $       0.64            $       0.57
                                                       ============            ============
                  Pro forma                            $       0.63            $       0.57
                                                       ============            ============

Following is a summary of stock option transactions for the years ended December 31:

                                                                                       Number of Shares
                                                                           1998               1997                   1996
Outstanding at beginning of year                                             198,759             75,600            108,000
Granted during the year                                                      163,200            153,309
Exercised during the year (at prices
  ranging from $3.67 to $15.00 per share)                                    (30,064)           (30,150)          (32,400)
                                                                      --------------      -------------       -----------
Outstanding at end of year                                                   331,895            198,759            75,600
                                                                      ==============      =============       ===========
Weighted average exercise price per share
  at end of year                                                      $        16.97      $       12.51       $      4.14
                                                                      ==============      =============       ===========
Available for grant at end of year                                           883,491          1,046,691               -0-
                                                                      ==============      =============       ===========

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 17 - STOCK OPTION PLANS (CONTINUED)

Options granted during 1998 were granted at prices of $19.00 and $20.33. Options granted in 1997 were granted at a price of $15.00. Under these plans, options expire ten years after the date of grant.

Following is a summary of the options outstanding at December 31, 1998:

                                                     Outstanding Options                          Exercisable Options
                                                           Weighted
                                                            Average        Weighted                           Weighted
                                                           Remaining        Average                            Average
          Exercise                                         Contractual     Exercise                           Exercise
         Price Range               Number                  Life-Years        Price              Number         Price
       $4.17 to $15.00             168,695                  8.1            $  13.07            168,695        $ 13.07
         $19.00                     13,200                  9.3               19.00                -0-            -0-
         $20.33                    150,000                  9.5               20.33                -0-            -0-
                                   -------                  ---            --------            -------        -------
                                   331,895                  8.8            $  16.97            168,695        $ 13.07
                                   =======                  ===            ========            =======        =======

NOTE 18 - OTHER COMPREHENSIVE INCOME (DEFICIT)

Other comprehensive income (deficit) components and related taxes were as follows:

                                                                              1998               1997         1996
     Unrealized holding gains and (losses) on
       available for sale securities                                       $ 116,212      $ 313,010      $ (355,901)
     Less reclassification adjustments for gains
           and (losses) later recognized in income                            44,504        (60,163)         (7,899)
                                                                           ---------      ---------      ----------
         Net unrealized gains and (losses)                                    71,708        373,173        (348,002)
         Tax effect                                                           24,381        126,879        (118,321)
                                                                           ---------      ---------      ----------

Other comprehensive income (deficit)                                       $  47,327      $ 246,294      $ (229,681)
                                                                           =========      =========      ==========

                                      33.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 19 - SEGMENT INFORMATION

North Country Financial Corporation, through the branch network of its subsidiary, North Country Bank & Trust, provides a broad range of financial services to individuals and companies in northern Michigan. These services include demand, time and savings deposits; lending and lease financing; credit card servicing; ATM processing and cash management. While the Corporation's chief decision makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation's banking operations are considered by management to be aggregated in one reportable operating segment.


NOTE 20 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

Financial Instruments With Off-Balance-Sheet Risk

The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the balance sheets.

The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments.
These commitments at December 31 are as follows:

                                                                 1998               1997
     Commitments to extend credit                           $ 128,059,000       $  39,992,000
     Standby letters of credit                                 14,869,000           2,214,000
     Credit card commitments                                    2,782,000           2,935,000
                                                            -------------       -------------
                                                            $ 145,710,000       $  45,141,000
                                                            =============       =============

                                      34.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 20 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies but may include accounts receivable; inventory; property, plant, and equipment; and income-producing commercial properties.

Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party. Those guarantees are primarily issued to support public and private borrowing arrangements. The credit risk involved in issuing letters of credit is essentially the same as that involved in extending loan facilities to customers. The commitments are structured to allow for 100% collateralization on all standby letters of credit.

Credit  card   commitments  are  commitments  on  credit  cards  issued  by  the
Corporation's subsidiary and serviced by other companies. These commitments are unsecured.

Contingencies

In the normal course of business, the Corporation is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

Concentration of Credit Risk

The Corporation's subsidiary banks grant residential, commercial, agricultural, and consumer loans throughout Michigan's Upper Peninsula. Due to the diversity of locations, the ability of debtors to honor their contracts is not tied to any particular economic sector.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS

Fair value estimates, methods, and assumptions are set forth below for the Corporation's financial instruments:

     Cash and cash equivalents - The carrying values approximate the fair values for these assets.

     Investment securities - Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.

     Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan.

     The methodology in determining fair value of nonaccrual loans is to average them into the blended interest rate at 0% interest. This has the effect of decreasing the carrying amount below the risk-free rate amount and therefore discounts the estimated fair value.

     Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan's effective interest rate or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying values of impaired loans approximate the estimated fair values for these assets.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

     Deposit liabilities - The fair value of deposits with no stated maturity, such as non-interest-bearing demand deposits and savings, is equal to the amount payable on demand at the reporting date. The fair value of certificates of deposit is based on the discounted value of contractual cash flows applying interest rates currently being offered on similar certificates.

     Short-term and other borrowings - Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date.

     Off-balance-sheet instruments - The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since this amount is immaterial, no amounts for fair value are presented.

The following table presents  information for financial  instruments at December
31:

                                                              1998                      1997

                                                  Carrying        Estimated     Carrying      Estimated
                                                   Amount         Fair Value     Amount       Fair Value
                                                                          (In Thousands)
Financial assets:
     Cash and cash equivalents                    $  22,640      $   22,640     $  11,143      $ 11,143
     Investment securities                           11,711          11,711        13,147        13,147

     Total loans                                    411,720                       372,519
     Allowance for loan losses                       (6,112)                       (5,600)
                                                  ---------      ----------     ---------      --------
         Net loans                                  405,608         414,609       366,919       374,057
                                                  ---------      ----------     ---------      --------
Total financial assets                            $ 439,959      $  448,960     $ 391,209      $398,347
                                                  =========      ==========     =========      ========
Financial liabilities:
     Deposits                                     $ 404,961      $  406,334     $ 360,549      $361,138
     Short-term and other borrowings                 23,270          22,380        20,823        19,146
                                                  ---------      ----------     ---------      --------
Total financial liabilities                       $ 428,231      $  428,714     $ 381,372     $ 380,284
                                                  =========      ==========     =========      ========

                                      37.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 21 - FAIR VALUE OF FINANCIAL INSTRUMENTS (CONTINUED)

Limitations - Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation's entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation's financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

NOTE 22 - SUPPLEMENTARY INCOME STATEMENT INFORMATION

Details of other operating expenses in the consolidated statements of income are as follows for the years ended December 31:

                                                                           1998           1997          1996
     Forms and supplies                                               $ 391,093      $   498,635    $   538,863
     Amortization of acquisition intangibles                            789,663          719,071        593,220
     Legal and consulting fees                                          553,078          448,324        371,344
     Data processing                                                  1,566,382          853,841        245,722
     Telephone                                                          656,354          304,760        213,775
     Courier costs                                                      546,473          162,117        103,229
     Other                                                            3,105,761        3,699,752      2,490,029
                                                                     ----------      -----------    -----------
                                                                     $7,608,804      $ 6,686,500    $ 4,556,182
                                                                     ==========      ===========    ===========

                                      38.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

                                 BALANCE SHEETS
                           December 31, 1998 and 1997

                                     ASSETS

                                                                1998                 1997
Cash and cash equivalents                                   $   999,979         $  1,152,760
Investment in subsidiaries                                   38,802,583           36,789,622
Other assets                                                  1,057,482              789,668
                                                            -----------         ------------
TOTAL ASSETS                                                $40,860,044         $ 38,732,050
                                                            ===========         ============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
     Accrued expenses                                       $   602,906         $    564,665
     Other borrowings                                           787,773            1,575,312
                                                            -----------         ------------
     Total liabilities                                        1,390,679            2,139,977

Total shareholders' equity                                   39,469,365           36,592,073
                                                            -----------         ------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $40,860,044         $ 38,732,050
                                                            ===========         ============

                                      39.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                              STATEMENTS OF INCOME
                  Years Ended December 31, 1998, 1997, and 1996

                                                                     1998               1997                  1996
Income:
     Dividends received from subsidiaries                        $  3,250,000        $  4,377,878        $   400,000
     Net security losses                                                  -0-             (41,888)               -0-
     Other                                                             31,809               9,317              3,600
                                                                 ------------        ------------        -----------
         Total income                                               3,281,809           4,345,307            403,600
                                                                 ------------        ------------        -----------
Expenses:
     Salaries and benefits                                            142,329             270,038            152,365
     Interest                                                          95,272             123,191            254,077
     Other                                                            595,284             398,325            352,638
                                                                 ------------        ------------        -----------
         Total expenses                                               832,885             791,554            759,080
                                                                 ------------        ------------        -----------
Income (loss) before credit for income
  taxes and equity in undistributed net
  income of subsidiaries                                            2,448,924           3,553,753           (355,480)
Credit for income taxes                                              (146,632)           (258,964)          (120,863)
                                                                 ------------        ------------        -----------
Income (loss) before equity in undistributed
  net income of subsidiaries                                        2,595,556           3,812,717           (234,617)
Equity in undistributed net income of
 subsidiaries                                                       1,965,634             292,942          3,068,801
                                                                 ------------        ------------        -----------
Net income                                                       $  4,561,190        $  4,105,659        $ 2,834,184
                                                                 ============        ============        ===========

                                      40.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                            STATEMENTS OF CASH FLOWS
                  Years Ended December 31, 1998, 1997, and 1996

                                                                           1998               1997            1996
Increase (decrease) in cash and cash equivalents:
     Cash flows from operating activities:
        Net income                                                    $  4,561,190        $  4,105,659        $  2,834,184
                                                                      ------------        ------------        ------------
         Adjustments to reconcile net income to net
           cash provided by (used in) operating activities:
              Loss on sale of equity securities                                -0-              41,888                 -0-
              Gain on sale of premise and equipment                        (31,600)                -0-                 -0-
              Provision for depreciation and
                amortization                                                 4,872                 -0-               8,000
              Equity in undistributed net income
                of subsidiaries                                         (1,965,634)           (292,942)         (3,068,801)
              Change in other assets                                      (111,636)           (487,485)           (120,599)
              Change in accrued expenses                                    38,241             402,536             162,129
                                                                      ------------        ------------        ------------
                  Total adjustments                                     (2,065,757)           (336,003)         (3,019,271)
                                                                      ------------        ------------        ------------
     Net cash provided by (used in) operating
       activities                                                        2,495,433           3,769,656            (185,087)
                                                                      ------------        ------------        ------------
     Cash flows from investing activities:
         Investment in subsidiaries                                            -0-          (4,052,914)         (4,810,280)
         Payment for purchase of equity
           securities                                                     (110,922)                -0-            (359,188)
         Proceeds from sales of equity
           securities                                                       10,000             317,300                 -0-
         Proceeds from sale of premise and equipment                       100,000                 -0-                 -0-
         Capital expenditures                                               (3,528)                -0-                 -0-
                                                                      ------------        ------------        ------------
     Net cash used in investing activities                                  (4,450)         (3,735,614)         (5,169,468)
                                                                      ============        ============        ============

                                       41.

Notes to Consolidated Financial Statements

              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

                      STATEMENTS OF CASH FLOWS (CONTINUED)
                  Years Ended December 31, 1998, 1997, and 1996

                                                               1998            1997            1996
     Cash flows from financing activities:
         Proceeds from other borrowings                     $      -0-     $        -0-    $   5,262,851
         Principal payments on other
           borrowings                                         (787,539)        (787,539)      (2,900,000)
         Proceeds from issuance of
           common stock                                      1,191,638        1,868,178        5,684,185
         Retirement of common stock                         (1,796,639)        (831,606)             -0-
         Dividends paid                                     (1,251,224)      (1,182,014)        (910,003)
                                                            ----------     ------------     ------------
     Net cash provided by (used in)
           financing activities                             (2,643,764)        (932,981)       7,137,033
                                                            ----------     ------------     ------------
Net increase (decrease) in cash and
  cash equivalents                                            (152,781)        (898,939)       1,782,478

Cash and cash equivalents at beginning                       1,152,760        2,051,699          269,221
                                                            ----------     ------------    -------------
Cash and cash equivalents at end                            $  999,979      $ 1,152,760    $   2,051,699
                                                            ==========     ============    =============

                                      42.

                                                         Selected Financial Data


              NORTH COUNTRY FINANCIAL CORPORATION AND SUBSIDIARIES


                             SELECTED FINANCIAL DATA
                                   (Unaudited)

                                                                          Year ended December 31,
                                               1998            1997           1996           1995              1994
                                                             (Thousands of dollars, except per share amounts)
Interest income                              $  38,498      $  35,964      $  28,724      $   22,100     $  13,798
Interest expense                               (17,815)       (15,898)       (12,674)         (9,561)       (6,053)
                                             ---------      ---------      ---------      ----------     ---------
     Net interest income                        20,683         20,066         16,050          12,539         7,745
Net security gains (losses)                         45            (60)            (8)            (19)           75
Other income                                     2,606          1,698          1,368           1,373         1,037
Provision for loan losses                       (1,200)        (1,398)        (2,424)           (771)         (330)
Other expenses                                 (16,603)       (14,797)       (11,609)         (9,368)       (6,101)
                                             ---------      ---------      ---------      ----------      --------
     Income before income taxes                  5,531          5,509          3,377           3,754         2,426
Provision for income taxes                        (970)        (1,403)          (543)         (1,084)         (458)
                                             ---------      ---------      ---------      ----------     ---------
     Net income                              $   4,561      $   4,106      $   2,834      $    2,670     $   1,968
                                             =========      =========      =========      ==========     =========

Total assets                                 $ 471,381      $ 421,434      $ 367,160      $  282,791     $ 253,098
Long term liabilities                           23,270         19,628         20,441          10,088         3,553

Total equity                                    39,469         36,592         32,386          25,007        22,483

Per Share Data:  *
     Net income                              $    0.65      $    0.58      $    0.43      $     0.42     $    0.38
     Cash dividends                          $    0.17      $    0.16      $    0.14      $     0.14     $    0.07

* Adjusted for 3 for 1 stock splits on May 1, 1994, April 29, 1996 and August 25, 1998

Management's Discussion and Analysis of
Financial Condition and Results of Operations


                       NORTH COUNTRY FINANCIAL CORPORATION

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATION


HIGHLIGHTS

For North Country Financial Corporation ("the Corporation"), 1998 was a year of continued growth. The Corporation grew approximately 12 percent. During 1998, the Corporation added two new offices in Escanaba and Gaylord. Plans are currently under way to continue the expansion into new and developing market areas by adding additional branches in 1999 .

At December 31, 1998, the Corporation had total assets of $471 million, an increase of $50 million from December 31, 1997. The current year increase in assets represents 100% growth generated internally. In 1997, the acquisition of U.P. Financial had accounted for approximately 54% of the growth, with the remaining 46% being generated internally. During 1998, outstanding loan balances increased 10.52% or $39 million to $412 million. Of the total increase in loans, $37 million, or 94.87% came from an increase in the commercial, financial and agricultural loan portfolios.

The growth in 1998 continues the trend which has developed over the past four years. From 1994 through 1998, assets grew by a total of $218 million or 86%, with approximately 36% of this growth occurring due to acquisitions. During the same period, loans grew over 124%, with nearly 55% of this growth being internally generated.

Earnings have also continued to increase from 1997 to 1998. Net income was $4.6 million, $4.1 million, and $2.8 million for 1998, 1997, and 1996, respectively. Return on average shareholders' equity was 11.18%, 12.06%, and 10.12%, for 1998, 1997, and 1996, respectively. The decrease in return on average shareholders' equity is mainly attributable to the Corporation purchasing its own stock in an effort to increase shareholders' value. Basic and diluted earnings per share have continued to increase during this three-year period. Basic earnings per share were $0.65 in 1998, $0.58 in 1997, and $0.43 in 1996, an increase of 12.07% from 1997 and 51.16% from 1996. This significant increase in earnings per share is a result of growth in earnings with a small decrease in outstanding stock due to the buy back of stock. In prior years, the Corporation has issued stock for acquisitions. The consolidated operations of the Corporation in 1998 provided improved profitability through more efficient operations.

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations


Growth remains an important element of the Corporation's strategy and selective bank and branch acquisitions may continue to occur. However, management anticipates the rate of asset growth in the next few years will be somewhat slower than recently experienced. The Corporation's banking offices are currently located in Michigan's Upper Peninsula and northern Lower Peninsula, an area which covers a large geographic area and has a low population density. Because of the nature of this market area, the cost of operating the Corporation's banking network is higher than the average for banking companies the same size as the Corporation. Management's primary focus in the near future is to increase the operating efficiency of its banking network by increasing the average deposit level per branch, increasing lending capabilities in each local market, and closely monitoring and controlling operating costs.


FINANCIAL CONDITION

Loans

Loans represented 87.34% of total assets at the end of 1998, compared to 88.39% at the end of 1997. The loan to deposit ratio decreased slightly dropping from 103.32% at December 31, 1997 to 101.67% at December 31, 1998. Loans provide the most attractive earning asset yield available to the Corporation and management believes that the trained personnel and controls are in place to successfully manage a growing loan portfolio. Accordingly, management intends to continue to maintain loans at the highest level which is consistent with maintaining adequate liquidity.

Following is a summary of the Corporation's loan balances at December 31:

                                                                                      Percent
                                                           1998            1997        Change
     Commercial real estate                            $  82,207      $  86,052       (4.47)
     Commercial, financial, and agricultural             136,820         95,631       43.07
     Leases:
         Commercial                                       20,097         11,094       81.15
         Governmental                                     40,098         46,464      (13.70)
     1 - 4 family residential real estate                 97,415         95,543        1.96
     Consumer                                             23,160         26,795      (13.57)
     Construction                                         11,923         10,940        8.99
                                                       ---------      ---------      -------
         Total                                         $ 411,720      $ 372,519       10.52%
                                                       =========      =========      =======

                                      45.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

The Corporation has five major categories of lending activities. Four categories, commercial real estate, commercial, residential real estate, and consumer, are generally with customers in Michigan, primarily in the Upper Peninsula. The fifth major lending line, commercial and governmental leasing, takes place on a nationwide basis. As shown in the table above, the amount of outstanding loans increased in the commercial loan and commercial leasing categories in 1998. Management feels these categories will continue to grow in the future, with the level of consumer lending continuing to decrease.

The Corporation finances commercial and governmental leases throughout the country. Management visits all originators twice a year to review their operations and credit controls. Management is working to diversify its sources of lease paper. Management closely reviews the credit quality of each proposed lease before entering into a financing agreement. Such reviews may include visits to major equipment vendors which produce the equipment to be leased or to the lease customers, including governmental organizations. The lease agreements are strictly financing; while the Corporation has access to the underlying equipment as collateral, there is no interest in the residual value to the equipment. As illustrated in the table above, most of the leasing activity is to state and local governmental units, including Native American organizations. Management continues to aggressively pursue leases. The makeup of the lease portfolio has remained substantially the same from 1995 through 1997. In 1998, commercial leases increased significantly as the Corporation pursued business in this lending arena. Commercial leases at December 31, 1998 were 4.9% of total loans compared to 3.0% in 1997. Interest income from certain of the governmental leases is exempt from federal income taxes.

For the year, commercial loans increased by $37.34 million or by 20.55%. The most prominent type of financing remains hospitality and tourism related industries. Tourism related financing represents $60.27 million, or 27.5%, of the commercial loan portfolio. The growth represents a continual business development by the Relationship Bankers and their ability to penetrate growth markets such as Marquette and Sault Ste. Marie. The rest of the commercial loan portfolio is diversified in such categories as gaming, forestry, and farming.

Real estate lending on 1-4 family residences makes up the second largest portion of the loan portfolio. This past year, real estate loans grew by 1.96% or by $1.87 million to $97.42 million. Approximately 79% of these loans are adjustable rate products that have an annual interest adjustment. These loans typically have a maximum adjustment of two percentage points annually and five percentage points over the life of the loan. The Corporation has increased its mortgage banking activities in 1998 to maintain adequate asset/liability risk factors. Loans made and sold to the secondary market totaled $21.42 million compared to $6.75 million in 1997. These loans are sold but servicing is retained as it provides the Corporation with a source of noninterest income and a means of maintaining customer contact.

The other large portion of the loan portfolio is consumer loans. This segment of the loan portfolio represents $23.16 million dollars of the loan portfolio. In 1998, consumer loans dropped by $3.64 million or 13.57%. This represents the direction management has taken to minimize risk associated with consumer lending. Underwriting standards have become more strict to insure that credit risk is minimized.

This past year, the Allowance for Loan/Lease Losses reached 1.48% or $6.11 million. This represents a continual effort by management to provide for any loan/lease losses that may occur. Management's direction will be to continually focus on the Allowance so that the Corporation is properly reserved for the risk associated with the loan portfolio.

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

As mentioned in previous reports, the Corporation entered into a Settlement Agreement outside of the Bankruptcy Court proceedings on November 21, 1996 with Resort Funding, Inc. ("RFI"). Since this time covenants and payments on this credit have occurred as agreed. Taking in consideration the modest interest rate (3%) for the 24 months remaining, and the fact that payments are interest only with the principal due in two years, the loan to RFI has a present value of $3,257,939 as of December 31, 1998. The Bank has allocated $423,489 of its Allowance for Loan and Lease towards this credit. The financial strength of RFI was substantially upgraded in 1997 when a creditor converted $25 million of debt into stock of RFI. This gave RFI approximately $31 million of equity, reducing 1997 year-end debt-to-equity ratio of 27:1, down to 3:1. As of December 31, 1998, RFI has maintained its repayment schedule as agreed and has shown significant improvement in the overall financial condition of the Company. Management continues to monitor the credit regularly.

The Corporation's success in maintaining credit quality is demonstrated in the following table:

                                                               1998           1997            1996
     Allowance to total loans at end of year                   1.48%           1.50%          1.46%
     Net charge-offs                                        $   687        $    689       $  1,256
     Net charge-offs to average outstanding loans              0.17%           0.20%          0.45%
     Net charge-offs to beginning allowance balance           12.28%          15.01%         40.03%
     Nonaccrual loans                                         2,174           1,956            -0-
         Loans 90 days or more delinquent
           (excluding nonaccrual loans)                     $ 1,238        $    698       $     68

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that losses inherent in the portfolio are properly recognized. In addition to the input of lending officers, management uses an external loan review contractor to examine large commercial real estate, lease, and commercial loan relationships. An internal loan review function is also in place, with a primary objective of reviewing loans below the scope established by management for the external contractor.

Investments

During 1998, the Corporation's total investments decreased $1.53 million, from $10.10 million to $8.57 million. This decrease was primarily the result of an increase in the Corporation's outstanding loans. Because of the higher yield associated with funds invested in loans (as discussed above), management's desire is to maintain a minimum balance in the investment portfolio. The amount to be maintained will be the minimum which will allow us to meet our pledging requirements. Most of the portfolio is invested in U.S. Treasury and agency securities, which have little credit risk and are highly liquid. The Corporation classifies all securities as available for sale, in order to maximize our ability to react to changing market conditions.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Deposits

Deposit growth has been a key element of the Corporation's expansion strategy. Total deposits at December 31, 1998, were $404.96 million, compared to $360.55 million at the end of 1997. Additional growth has occurred at branch locations opened in 1997 and 1998. The most significant impact on the growth of deposits is in the savings, money market and interest-bearing demand deposit category. This increase is directly attributable to the newly offered "Preferred Checking" account, which as of December 31, 1998, paid interest at a rate of 5.25% on balances over $10,000. Deposits over $100,000 consist primarily of stable, governmental balances, and balances from retail customers. There were no brokered deposits at December 31, 1998, and management has no current plans to solicit such deposits.

The Corporation is constantly looking for stable sources of deposits. One innovative approach is the premium-based certificate of deposit program. Customers can elect to receive one of several products in place of cash payments for interest on term certificates. The Corporation offers firearms, golf clubs, diamond jewelry, and grandfather clocks under these programs. The most successful and long-standing of the programs is the firearm program, which is offered to sportsmen nationally. Under this program, the Corporation records the cost of the product given as a discount from the face amount of the certificate of deposit and recognizes interest expense on the effective interest method over the life of the certificate. Total certificates of deposits outstanding under this program were approximately $1.63 million and $2.61 million at December 31, 1998 and 1997, respectively.

Another nontraditional source of deposits is the Corporation's CANSAVE program. CANSAVE accounts are savings accounts denominated in Canadian dollars. These accounts are offered in the Sault Ste. Marie banking offices and had total balances of $6.4 million in U.S. dollars at December 31, 1998. Such accounts are available only to Canadian citizens who are attracted to such accounts due to very low interest rates paid by domestic Canadian banks.

Borrowings

As previously discussed, the Corporation's branching network is a relatively high cost network in comparison to peer banking companies. Accordingly, the Corporation continues to use alternative funding sources to provide funds for lending activities. Other borrowings increased in 1998 with a balance of $23.27 million at the end of 1998, compared to $19.63 million in 1997. At December 31, 1998, $20.61 million of the borrowings were from the Federal Home Loan Bank of Indianapolis. From time-to-time, alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with inconsequential administrative costs. Management anticipates that such borrowings will continue to be a significant part of the overall funding mix of the Corporation.

Liquidity

The Corporation's sources of liquidity include principal payments on loans and investments, sales of securities available for sale, sales of loans held for sale, deposits from customers, borrowings from the Federal Home Loan Bank, other bank borrowings, and the issuance of common stock. The Corporation has ready access to significant sources of liquidity on an almost immediate basis.
Management anticipates no difficulty in maintaining liquidity at the levels necessary to conduct the Corporation's day-to-day business activities.

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

RESULTS OF OPERATIONS

Summary

Earnings have continued to increase from 1997 to 1998 as a direct result of the Corporation's asset growth. Net income was $4.6 million, $4.1 million, and $2.8 million for 1998, 1997, and 1996, respectively. Net income for 1998 was 11.10% greater than in 1997, while assets grew by 11.85% over the same period. Basic earnings per share were $0.65 in 1998, $0.58 in 1997, and $0.43 in 1996, an increase of 12.07% in 1998. The increase in basic earnings per share is a result of the combination of the Corporation's continued earnings growth and improvements in operations in 1998, particularly at locations acquired over the past several years, and the repurchase of Corporation stock during 1998.

Net interest income is the primary source of earnings growth, increasing to $20.68 million in 1998, from $20.07 million and $16.05 million in 1997 and 1996, respectively. The majority of this increase is attributable to the increase in volume in the lending arena coupled with a decease in overall deposit rates. Noninterest income kept pace with the asset growth in 1998, increasing 61.82% to $2.65 million. A significant increase in service fee income from demand and savings products and an increase in gains on the sales of loans and investments accounted for the growth in 1998. This is a significant improvement over 1997 where noninterest income increased only slightly in comparison to 1996. Management feels income from noninterest sources will become a more significant component of the Corporation's earnings due to the expectation that the net interest margin may begin to decrease in the future due to competitive pressures. As a result of this expectation, management instituted policies in 1997 designed to maximize fees collected for services provided to customers.

The increase in noninterest expense to $16.60 million in 1998 from $14.80 million and $11.61 million in 1997 and 1996, only slightly exceeded total asset growth. The increase in noninterest expense was 12.20% compared to total asset growth of 11.85%. In 1997, noninterest expense increased 27.47% over 1996 compared to total asset growth of 14.78%. Management continues to focus on reducing noninterest expense in an effort to improve the efficiency of the Corporation's operations.

Net Interest Income

The Corporation continues to emphasize the lending function as a primary source of interest income. The decreasing rates in the lending arena in 1998 had a significant impact on the Corporation's net interest income and net interest margin. Net interest income as a percentage of total interest income was 53.7%, 55.8%, and 55.9%, in 1998, 1997, and 1996, respectively. Net interest margin was 5.34%, 5.63%, and 5.45%, for the same periods.

Interest income from loans represented 96.85% of total interest income in 1998, compared to 96.00% in 1997, and 93.25% in 1996. The total amount of interest income and the yield on total earning assets is heavily impacted by the results from lending activities. The yield on earning assets was 9.52%, 9.86%, and 9.53% in 1998, 1997, and 1996, respectively. This decrease was directly attributable to the declining rates in the lending area, with the yield on loans decreasing from 10.10% in 1997 to 9.71% in 1998.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Total interest expense was $17.82 million in 1998, compared to $15.90 million and $12.67 million in 1997 and 1996, for an increase of 12.06% since 1997 and 40.56% since 1996. While other sources of funding are beginning to become an important part of the Corporation's funding strategy, interest expense on deposits still represented 92.79% of total interest expense in 1998. The yield on interest-bearing liabilities was 4.65%, 4.73%, and 4.56% in 1998, 1997, and 1996, respectively.

While overall cost of funds decreased, reflective of the declining rate environment, the costing side of the balance sheet has not declined in proportion to that of the earning side. This is apparent in the continued decrease or shrinking of the net interest margin. In response to the declining net interest margin, the Corporation intends to continue to focus on the origination of higher yielding loan products, in addition to reviewing current rates paid on deposit products in an effort to reduce interest expense. Both of the above mentioned steps would lead to an improved interest margin and, correspondingly, improved profitability.

Provision for Loan Losses

The Corporation maintains the allowance for loan losses at a level considered adequate to cover losses inherent in the portfolio. The Corporation records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors more fully described in Note 1 to the accompanying consolidated financial statements. The reduction in the provision for loan losses to $1.20 million in 1998 is a result of stable net charge-offs and overall improvement in the quality of the loan portfolio. The decrease in the provision for loan losses, to $1.40 million in 1997 from $2.42 million in 1996, was primarily a result of settlement and restructuring of loans with the Bennett Funding Group (discussed above). The allowance for loan losses decreased in 1998 to 1.48% of total loans, compared to 1.50% at December 31, 1997.

Noninterest Income

Noninterest income was $2.65 million, $1.64 million, and $1.36 million in 1998, 1997, and 1996, respectively. The principal source of noninterest income is service charges on deposit accounts. In 1998, such fees were $1.48 million, a 21.18% increase over the amount recorded in 1997. In 1998, fees on deposit accounts kept pace with overall asset growth. This is an improvement over past years since the institutions acquired had lower fee structures than the Corporation. In 1997, management put into place controls and procedures to help ensure the Corporation maximizes its fees for services rendered. The increase noted above is the realization of these changes.

Noninterest Expense

Noninterest expense has steadily increased from 1996 through 1998. The increase since 1997 in this category was 11.36% for salaries and benefits and 9.67% for occupancy expenses. These increases were less than the Corporation's asset growth, over the same period, with a downward trend for annual increases over the three-year period ending December 31, 1998. While annual increases in these expenses are expected, a primary objective of management is to hold the rate of increase in these categories below future asset growth. Management believes that significant efficiencies have been obtained with further improvements coming in the future as management continues its outsourcing of back room operations.

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

The Corporation underwent a significant internal restructuring process in 1997 and 1998. Management not only reduced total full-time equivalents by 50, but also centralized three key departments of the Corporation's sales and service environment: the credit department, the operations department and the call center. The result is a more focused and effective team built to serve its customer's needs. As a result of this process, the Corporation will be able to provide better customer service and have more cost-effective operations. This transition has effectively reduced total operating expenses of the Corporation in comparison to asset growth.

The application of purchase accounting to acquisitions created two intangible assets, the core deposit intangible and goodwill, which are being amortized as described in the notes to the consolidated financial statements. This expense did not exist prior to the acquisitions. The amortization of acquisition intangibles was $0.80 million in 1998, compared to $0.72 million in 1997 and $0.59 million in 1996.

Federal Income Taxes

The provision for income taxes is 17.54% of income before income tax in 1998, compared to 25.47% in 1997 and 16.09% in 1996. The difference between these rates and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans and investments.



INTEREST RATE AND FOREIGN EXCHANGE RATE RISK MANAGEMENT

Management actively manages the Corporation's interest rate risk. In the relatively low interest rate environment which has been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand, or very short-term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. In general, management tries to write commercial and real estate loans at variable rates or, when forced to offer fixed rates due to competitive pressures, write fixed rate loans for relatively short terms. Conversely, management has attempted to offer deposit products designed to steer depositors to longer periods. Management has generally been successful, with approximately 65% of loans repricing within one year and approximately 29% of certificates of deposit maturing over one year.

Beyond general efforts to shorten loan pricing periods and extend deposit maturities, management can manage interest rate risk by the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among others. Also, the rate of interest rate changes can impact the actions taken since the speed of change affects various borrowers and depositors differently.

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Presented below is the Corporation's GAP table at December 31, 1998. This table treats all money market accounts (approximately $52 million) as immediately repriceable. Management considers the GAP acceptable.

                                                                            GAP Table
                                                                           (In Thousands)
                                    1 - 90        91 - 180       181 - 365      1 - 2          2 - 5          Over 5
                                     Days           Days           Days         Years          Years          Years         Total
Earning assets
Federal funds sold                 $  6,048                                                                                 $ 6,048
Securities                              504       $  3,001       $      1       $      2       $      6       $  5,051        8,565
Loans                               168,027         41,039         57,887         19,664         62,331         62,772      411,720
                                   --------       --------       --------       --------       --------       --------      -------
Total earning assets                174,579         44,040         57,888         19,666         62,337         67,823      426,333

Interest-bearing liabilities

Savings, NOW, and
  money market
  accounts                          170,981                                                                     42,811      213,792
Certificates of deposit              35,582         35,755         33,986         26,489         16,556            725      149,093
Other borrowings                     13,788          3,274            267            579          2,012          3,350       23,270
                                   --------       --------       --------       --------       --------       --------      -------
Total interest-bearing
  liabilities                       220,351         39,029         34,253         27,068         18,568         46,886      386,155
                                   ========       ========       ========       ========       ========       ========     ========
GAP                                $(45,772)      $  5,011       $ 23,635       $ (7,402)      $ 43,769       $ 20,937     $ 40,178
                                   ========       ========       ========       ========       ========       ========     ========
Cumulative GAP                     $(45,772)      $(40,761)      $(17,126)      $(24,528)      $ 19,241       $ 40,178     $ 40,178
                                   ========       ========       ========       ========       ========       ========     ========

The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking office in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian deposits in Canadian commercial loans. As of December 31, 1998, the Corporation had excess Canadian liabilities of approximately $6.5 million (or $4.2 million in U.S. dollars). Management anticipates this spread to decrease in early 1999 as the Canadian loans are expected to increase faster than deposits. Management feels the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.


QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

A derivative financial instrument includes futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps or options. However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. These instruments involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.

The Corporation's exposure to market risk is reviewed on a regular basis by the Asset/Liability Committee. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect on net interest income and to adjust the balance sheet to minimize the inherent risk while at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include the standard GAP report and a simulation model. The Corporation has no market risk sensitive instruments held for trading purposes. At December 31, 1998 and 1997, it appears the Corporation's market risk is reasonable.


CAPITAL

It is the policy of the Corporation to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. Capital formation has been key to the Corporation's growth. During 1998, the Corporation raised $1.19 million in capital through the issuance of common stock. Net income exceeded cash dividends by $3.31 million in 1998, $2.92 million in 1997, and $1.92 million in 1996. In addition, $373,000, $355,000, and $254,000 of the cash dividends were reinvested in the Corporation through the dividend reinvestment program in 1998, 1997, and 1996, respectively. The issuance of shares, retained income, and the dividend reinvestment program increased shareholder's equity by $2.88 million since December 31, 1997 and $7.08 million since December 31, 1996. Management believes that significant demand for the Corporation's common stock exists in its market area, and that the capital required to take advantage of expansion opportunities is available in the local market, to the extent that such capital cannot be internally generated.

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

Management's Discussion and Analysis of
Financial Condition and Results of Operations

Presented below is a summary of the Corporation's consolidated capital position in comparison to regulatory requirements:

                                                                                     Tier 1
                                                                                   Risk-Based           Total
                                                                    Leverage         Capital           Capital
                                                                      Ratio           Ratio             Ratio
     Regulatory minimum                                               4.0%            4.0%               8.0%
     Regulatory designation as well-capitalized                       5.0%            6.0%              10.0%

     The Corporation:
         December 31, 1998                                            7.2%            9.4%              10.7%
         December 31, 1997                                            7.2%            9.6%              10.8%

ISSUED BUT NOT YET ADOPTED ACCOUNTING POLICIES

See Note 1 to the accompanying consolidated financial statements for a discussion of accounting pronouncements issued by the Financial Accounting Standards Board which the Corporation is not required to implement until periods subsequent to December 31, 1998.


IMPACT OF INFLATION AND CHANGING PRICES

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities tends to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.


NEW DEVELOPMENTS

As briefly mentioned in the Letter to the Shareholders, the Corporation continues to seek and develop new and existing business opportunities. In the coming year, the Corporation will be engaging in the following exciting new developments:

     The Corporation will be completing a Trust Preferred Stock offering in the amount of $15 million. Amounts raised through this offering will be used to support capital and growth of the Corporation.

                                         Management's Discussion and Analysis of
                                   Financial Condition and Results of Operations


     The Corporation will also finalize the formation of a new company in the Denver, Colorado area known as North Country Securities, Inc. This company will primarily be involved in the offering of municipal securities and municipal lease financing.

     Completion of two branch  acquisitions  will also be finalized in 1999. The
     addition  of  the  Kaleva  and   Mancelona   branches   will  increase  the
     Corporation's deposit base by approximately $20,000,000.

     Finally, the Corporation will be entering into a partnership with a newly formed banking institution located in Grand Rapids, Michigan. As a 20% shareholder in this new venture, the Corporation will benefit in the long-term growth and earnings this investment can provide.


YEAR 2000 COMPLIANCE

Because many computerized systems use only two digits to record the year in date fields (for example, the year 1998 is recorded as 98), such systems may not be able to accurately process dates ending in the year 2000 and after. The effects of the issue will vary from system to system and may adversely affect the ability of a financial institution's operations as well as its ability to prepare financial statements.

Corporation management has developed and the Board of Directors has approved a comprehensive Year 2000 Compliance Plan. The plan consists of five phases: awareness, assessment, renovation, validation and implementation. The Corporation has an internal task force to assess Year 2000 compliance by the Corporation, its vendors, and major deposit and loan customers. In addition, the Bank has been contacting commercial borrowers about Year 2000 compliance to avoid any negative impact on the quality of the loan portfolio.

To date, the Corporation has spent approximately $225,000 on Year 2000 compliance and expect to spend an additional $500,000 to complete this work.

The Corporation presently anticipates that it will complete its Year 2000 assessment and remediation by April of 1999. However, there can be no assurance that the Corporation will be successful in implementing its Year 2000 remediation plan according to the anticipated schedule. In addition, the Corporation may be adversely affected by the inability of other companies whose systems interact with the Corporation to become Year 2000 compliant.

The Bank's core processing applications are provided by a third party vendor, LASCO Development Corporation (LASCO). The Corporation receives regular correspondence from LASCO which documents the status of their Year 2000 compliance. The Corporation has been advised that LASCO software has been successfully tested for Year 2000 compliance.

Although the Corporation expects its internal systems to be Year 2000 compliant as described above, the Corporation has prepared a contingency plan that specifies what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

Management does not anticipate that the Corporation will incur material operating expenses or be required to invest heavily in additional computer system improvements to be Year 2000 compliant. Nevertheless, the inability of the Corporation to successfully address Year 2000 issues could result in interruptions in the Corporation's business and have a material adverse effect on the Corporation's results of operations.

Officers and Directors

                       NORTH COUNTRY FINANCIAL CORPORATION
                         Michael C. Henricksen, Chairman
                          Thomas G. King, Vice Chairman
              Ronald G. Ford, President and Chief Executive Officer
     Sherry L. Littlejohn, Executive Vice President, Chief Operating Officer
                                 and Treasurer
                          Paulette M. Demers, Secretary

             NORTH COUNTRY FINANCIAL CORPORATION BOARD OF DIRECTORS

                               CHARLES B. BEAULIEU
                         Owner, Beaulieu's Funeral Home

                                C. RONALD DUFINA
        Balsam Shop, Inc., Ramas, Inc., HRD, Inc., Island Leasing, Inc.,
                        Mackinac Island Hospitality, Inc.

                                 RONALD G. FORD
   President and Chief Executive Officer, North Country Financial Corporation,
    First Manistique Agency Corporation, First Northern Services Corporation,
                        First Rural Relending Corporation
       Chairman and Chief Executive Officer, North Country Bank and Trust

                               STANLEY J. GEROU II
                    Owner, Days Inn & Comfort Inn (Munising),
                                Gerou Excavating

                              MICHAEL C. HENRICKSEN
                            Owner, Satellite Services

                                 THOMAS G. KING
                   President of Top of Lake Investment Company

                                JOHN D. LINDROTH
                     President, Superior State Agency, Inc.

                                 JOHN P. MILLER
                         Owner, Peoples Store Co., Inc.

                               BERNARD A. BOUSCHOR
                Tribal Chairman, Sault Tribe of Chippewa Indians

                              SHERRY L. LITTLEJOHN
       President and Chief Operating Officer, North Country Bank and Trust

                                                          Officers and Directors

                          NORTH COUNTRY BANK AND TRUST
        Chairman, Ronald G. Ford, President and Chief Executive Officer,
                      North Country Financial Corporation,
    First Manistique Agency Corporation, First Northern Services Corporation
           First Rural Relending Corporation; Chief Executive Officer,
                          North Country Bank and Trust
     Vice Chairman, John D. Lindroth, President, Superior State Agency, Inc.
          Sherry L. Littlejohn, President and Chief Operating Officer,
                          North Country Bank and Trust
                    Robert Arfstrom, Owner, Arfstrom Pharmacy
                  Paul W. Arsenault, Owner, Concepts Consulting
      Bernard A. Bouscher, Tribal Chairman, Sault Tribe of Chippewa Indians
          C. Ronald DuFina, Balsam Shop, Inc., Ramas, Inc., HRD, Inc.,
                             Island Leasing, Inc.,
                        Mackinac Island Hospitality, Inc.
 Stanley J. Gerou II, Owner, Days Inn & Comfort Inn (Munising), Gerou Excavating
                Michael C. Henricksen, Owner, Satellite Services
 Wesley Hoffman, Attorney, (Partner in the law firm of Barstow, Selsor, Hoffman)
                    G. David Jukuri, Owner, Century 21 Agency
       Thomas G. King, Owner, President of Top of Lake Investment Company
                 John P. Miller, Owner, Peoples Store Co., Inc.
           Richard A. Paidl, Manager- Stephenson Marketing Association

                       FIRST MANISTIQUE AGENCY CORPORATION
                         Ronald G. Ford, President & CEO
              Sherry L. Littlejohn, Executive Vice President & COO
                     Paulette M. Demers, Secretary-Treasurer

                       FIRST NORTHERN SERVICES CORPORATION
                         Ronald G. Ford, President & CEO
              Sherry L. Littlejohn, Executive Vice President & COO
                     Paulette M. Demers, Secretary-Treasurer

                        FIRST RURAL RELENDING CORPORATION
                         Ronald G. Ford, President & CEO
              Sherry L. Littlejohn, Executive Vice President & COO
                     Paulette M. Demers, Secretary-Treasurer

                             NCB REAL ESTATE COMPANY
                         Ronald G. Ford, President & CEO
              Sherry L. Littlejohn, Executive Vice President & COO
                     Paulette M. Demers, Secretary-Treasurer

                         COMMUNITY BANK BOARD DIRECTORS

                                Sault Ste. Marie
   Carol Brawley                  Edward Graves                Theodore Haapala
  Anthony Bosbous                                              Timothy Lukenda

                                 Copper Country
   Robert Nara                   Lawrence Julio                Glen Tolksdorf
    Dell Harma                    John Hawley                    Steve Vairo
                                      57.

                              FINANCIAL AFFILIATES
                          North Country Bank and Trust
           Sherry L. Littlejohn, President and Chief Operating Officer
                         906-341-8401 or 1-800-236-2219


                             SHAREHOLDER INFORMATION
               For information or to assist with questions, please
                            contact Shirley Young at
                         906-341-8401 or 1-800-236-2219


                           DIVIDEND REINVESTMENT PLAN
                  Shareholders may acquire additional shares of
                North Country Financial Corporation stock free of
                service charges. For information, please contact
                                  Shirley Young
                         906-341-8401 or 1-800-236-2219


                              STOCK TRANSFER AGENT
                For questions regarding transfer of stock, please
           contact Shirley Young at 906-341-8401 or 1-800-236-2219 or
                 Registrar & Transfer Company at 1-800-866-1340


                                EXECUTIVE OFFICES
                             130 South Cedar Street
                                  P.O. Box 369
                           Manistique, Michigan 49854
                                  906-341-8401


                               WORLD WIDE WEB SITE
                               http://www.ncbt.com

Exhibit 21 - Subsidiaries of Registrant

         North County Bank and Trust - 100% owned
         Incorporated as a Michigan Banking Corporation
         130 South Cedar Street
         Manistique, MI 49854

         First Manistique Agency - 100% owned
         Incorporated as a Michigan Corporation
         130 South Cedar Street
         Manistique, MI 49854

         First Rural Relending Company- 100% owned
         Incorporated as a Michigan Corporation
         130 South Cedar Street
         Manistique, MI 49854

Exhibit 23 - Consent of Independent Public Accountants



                          Indepedent Auditor's Consent


We consent to the incorporation by reference in the Registration Statement on Form S-3 (No. 33-61533) of North Country Financial Corporation (f/k/a First Manistique Corporation) of our report dated January 29, 1999, relating to the consolidated balance sheet of North Country Financial Corporation and Subsidiares as of December 31, 1998, and the related consolidated statements of income, changes in shareholders' equity, and cash flows for the year then ended, which report is included in the December 31, 1998, annual report on Form 10-K of North Country Financial Corporation and to the continued reference to our firm as experts in the prospectus which is a part of the Registration Statement.


/s/Wipfli Ullrich Bertelson LLP

Wipfli Ullrich Bertelson LLP



Appleton, Wisconsin
March 29, 1999




::ODMA\PCDOCS\GRR\250218\4