Form 10-Q
period 1999-03-31
NORTH COUNTRY FINANCIAL CORP
filed 1999-05-17
CIK 36506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended:        Commission file number:
              March 31, 1999                         0-20167

                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                      38-2062816
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

130 S. CEDAR STREET, MANISTIQUE, MI                       49854
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:  (906) 341-8401


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                             Yes __X__   No ______


As  of  April  30,  1999,  there  were  outstanding   7,035,455  shares  of  the
registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.   FINANCIAL INFORMATION                                         Page No.

  Item 1.    Financial Statements

             Condensed Consolidated Balance Sheets -
               March 31, 1999 (Unaudited) and December 31, 1998............    1

             Condensed Consolidated Statements of Income - Three
               Months Ended March 31, 1999 (Unaudited) and
               March 31, 1998 (Unaudited)..................................    2

             Condensed Consolidated Statements of Changes in Shareholders'
               Equity - Three Months Ended March 31, 1999 (Unaudited)
               and March 31, 1998 (Unaudited)..............................    3

             Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 1999 (Unaudited) and
               March 31, 1998 (Unaudited)..................................    4

             Notes to Condensed Consolidated Financial
               Statements (Unaudited)......................................  5-6


  Item 2.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................... 7-12

  Item 3.    Quantitative and Qualitative Disclosures about Market Risk....   13


PART II.     OTHER INFORMATION

  Item 1.    Legal Proceedings.............................................   14

  Item 2.    Changes in Securities and Use of Proceeds.....................   14

  Item 3.    Defaults upon Senior Securities...............................   14

  Item 4.    Submission of Matters to a Vote of Security Holders...........   14

  Item 5.    Other Information.............................................   14

  Item 6.    Exhibits and Reports on Form 8-K..............................   14

  SIGNATURES   ............................................................   15

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)
--------------------------------------------------------------------------------

                                                         March 31,    December 31,
                                                          1999           1998
                                                          ----           ----
                                                       (Unaudited)
ASSETS
     Cash and due from banks                           $  22,115      $  16,593
     Federal funds sold                                    3,543          6,048
                                                       ---------      ---------
         Total cash and cash equivalents                  25,658         22,641

     Securities available for sale                         8,303          8,565
     Federal Home Loan Bank stock                          3,034          3,034

     Total loans                                         422,597        411,720
         Allowance for loan losses                        (6,211)        (6,112)
                                                       ---------      ---------
                                                         416,386        405,608
     Premises and equipment                               18,160         17,938
     Other assets                                         13,869         13,595
                                                       ---------      ---------
         Total assets                                  $ 485,410      $ 471,381
                                                       =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                           $  35,624      $  42,077
         Interest-bearing                                382,233        362,885
                                                       ---------      ---------
              Total deposits                             417,857        404,962
     Other borrowings                                     25,482         23,270
     Accrued expenses and other liabilities                3,857          3,680
                                                       ---------      ---------
         Total liabilities                               447,196        431,912

Shareholders' equity
     Preferred stock, no par value, 500,000
      shares authorized, no shares outstanding
     Common stock, no par value, 18,000,000
      shares authorized, 7,027,510 and 7,130,760
      issued and outstanding at March 31, 1999
      and December 31, 1998                               17,002         19,436
     Retained earnings                                    21,209         19,989
     Accumulated other comprehensive income, net               3             44
                                                       ---------      ---------
         Total shareholders' equity                       38,214         39,469
                                                       ---------      ---------
              Total liabilities and shareholders'
               equity                                  $ 485,410      $ 471,381
                                                       =========      =========

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.
                                                                              1.

                       NORTH COUNTRY FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                 Three months ended
                                                              --------March 31,-------
                                                               1999              1998
                                                               ----              ----
Interest income
     Loans, including fees                                     $9,449          $8,861
     Securities
         Taxable                                                  186             219
         Exempt from federal taxation                              19               1
     Other                                                         78             102
                                                              -------         -------
                                                                9,732           9,183
Interest expense
     Deposits                                                   4,230           3,977
     Other borrowings                                             392             276
                                                              -------         -------
                                                                4,622           4,253
                                                              -------         -------

Net interest income                                             5,110           4,930

Provision for loan losses                                         213             250
                                                              -------         -------

Net interest income after provision for loan losses             4,897           4,680

Noninterest income
     Service charges on deposit accounts                          423             309
     Gain on sales of loans                                        70              23
     Gain on sales of securities                                                   44
     Other                                                        122             166
                                                               ------         -------
                                                                  615             542
Noninterest expense
     Salaries and employee benefits                             1,472           1,640
     Occupancy and equipment                                      630             568
     Other                                                      1,334           1,450
                                                              -------         -------
                                                                3,436           3,658
                                                              -------         -------

Income before income tax expense                                2,076           1,564

Income tax expense                                                535             414
                                                              -------         -------

Net income                                                    $ 1,541         $ 1,150
                                                              =======         =======

Basic earnings per common share                               $   .22         $   .16
                                                              =======         =======

Diluted earnings per common share                             $   .21         $   .16
                                                              =======         =======

Dividends paid per common share                               $   .05         $   .04
                                                              =======         =======

     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------
                                                                              2.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands of dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                       Three months ended
                                                                   -------March 31,-------
                                                                    1999            1998
                                                                    ----            ----
Balance - beginning of period                                    $ 39,469        $ 36,592

Net income for period                                               1,541           1,150
Net change in net unrealized gain on
  securities available for sale                                       (41)             (3)
                                                                 --------        --------
     Total comprehensive income                                     1,500           1,147

Cash dividends                                                       (321)           (310)

Issuance of common stock                                               93             152

Common stock retired                                               (2,527)           (110)
                                                                 --------        --------

Balance - end of period                                          $ 38,214        $ 37,471
                                                                 ========        ========




     See accompanying notes to condensed consolidated financial statements.
--------------------------------------------------------------------------------
                                                                              3.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)
--------------------------------------------------------------------------------

                                                                                   Three months ended
                                                                                -------March 31,------
                                                                                 1999            1998
                                                                                 ----            ----
Cash flows from operating activities
     Net income                                                                 $ 1,541        $ 1,150
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation and amortization                                              522            557
         Provision for loan losses                                                  213            250
         Gain on sales of securities                                                               (44)
         Change in other assets                                                    (430)         3,377
         Change in other liabilities                                                198           (449)
                                                                                -------        -------
              Net cash from operating activities                                  2,044          4,841

Cash flows from investing activities
     Purchase of securities available for sale                                     (495)
     Proceeds from sales of securities available for sale                                          752
     Proceeds from maturities, calls or paydowns of securities
      available for sale                                                            683
     Net increase in loans                                                      (10,991)       (10,685)
     Purchase of premises and equipment                                            (576)          (914)
                                                                                -------        -------
         Net cash from investing activities                                     (11,379)       (10,847)

Cash flows from financial activities
     Net increase in deposits                                                    12,895         12,968
     Proceeds from other borrowings                                               8,000
     Payment on other borrowings                                                 (5,788)          (787)
     Proceeds from issuance of common stock                                          93            152
     Retirement of common stock                                                  (2,527)          (110)
     Payment of cash dividends                                                     (321)          (310)
                                                                                -------        -------
         Net cash from financing activities                                      12,352         11,913
                                                                                -------        -------

Net change in cash and cash equivalents                                           3,017          5,907

Cash and cash equivalents at beginning of period                                 22,641         11,143
                                                                                -------        -------

Cash and cash equivalents at end of period                                      $25,658        $17,050
                                                                                =======        =======

--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.
                                                                              4.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------


1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.


2.   FUTURE ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement requires that all derivative financial instruments be recognized as either assets or liabilities in the statement of financial position. Derivative financial instruments not designated as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. The statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect of adoption this statement may have on the consolidated financial statements of the Registrant as the effect is dependent on the amount and nature of derivatives and hedges held at the time of adoption of the Statement.


3.   EARNINGS PER SHARE

     The factors used in the earnings per share computation follow.

     (In thousands of dollars, except per share data)
                                                                                 Three months
                                                                                ended March 31,
                                                                                     1999
                                                                                     ----
       Basic earnings per common share:
         Net income                                                             $  1,541
         Weighted average common shares outstanding                                7,073
                                                                                --------
           Basic earnings per common share                                      $    .22
                                                                                ========
       Diluted earnings per common share:
         Net income                                                             $  1,541

         Weighted average common shares outstanding
           for basic earnings per common share                                     7,073
         Add:  Dilutive effect of assumed exercises
           of stock options                                                          110
         Add:  Dilutive effect of directors' deferred stock
           compensation                                                                8
                                                                                --------
           Average shares and dilutive potential common shares                     7,191
                                                                                --------
              Diluted earnings per common share                                 $    .21
                                                                                ========

     For the quarter ended March 31, 1998, the weighted average common shares outstanding used in the computation of basic and diluted earnings per share was approximately 7,139,000. The assumed exercise of stock options and deferred stock compensation for the quarter ended March 31, 1998 did not have a dilutive effect on this calculation.

     All share and per share amounts in this filing have been retroactively adjusted to reflect the August of 1998 3-for-1 split.

--------------------------------------------------------------------------------
                                   (Continued)
                                                                              5.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
--------------------------------------------------------------------------------

4.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the three months ended March 31, 1999 and 1998, are summarized as follows:

                                (In thousands of dollars)
                                                                 March 31,      March 31,
                                                                   1999           1998
                                                                   ----           ----
       Balance at beginning of period                            $ 6,112        $ 5,600
       Charge-offs                                                  (147)          (284)
       Recoveries                                                     33              6
       Provision for loan loss                                       213            250
                                                                 -------        -------
                                                                 $ 6,211        $ 5,572
                                                                 =======        =======

       Information regarding impaired loans follows:

                                (In thousands of dollars)
                                                                                   As of and            As of and
                                                                                 for the three        for the year
                                                                                 months ended             ended
                                                                                   March 31,          December 31,
                                                                                     1999                 1998
                                                                                     ----                 ----
       Average investment in impaired loans                                      $  4,923              $  6,155
       Balance of impaired loans                                                    4,696                 6,073

5.   OTHER BORROWINGS

     Other borrowings consist of the following at March 31, 1999 and December 31, 1998:

                                                                                  March 31,         December 31,
                                                                                   1999                1998
                                                                                   ----                ----
                                                                                   (In thousands of dollars)
Federal Home Loan Bank advances at various rates with various
maturities (see annual financial statements as referenced in Note 1)            $  20,607           $ 20,607

Farmers Home Administration, $2,000,000 fixed rate line
agreement maturing August 24, 2024, interest payable at 1%                          1,875              1,875

Revolving line of credit to NBD Bank, maturing on May 20, 1999,
interest payable at an adjustable rate, 6.23% at April 26, 1999                     3,000

Notes payable to South Range State Bank's former stockholders, maturing in three equal annual installments beginning February
1, 1997, interest payable at 5.2%                                                                        788
                                                                                ---------           --------
                                                                                $  25,482           $ 23,270
                                                                                =========           ========

     The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 1999. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.

--------------------------------------------------------------------------------
                                                                              6.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries through the quarter ending March 31, 1999. The discussion should be read in conjunction with those statements and their accompanying notes.

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


Financial Highlights:

Year to date consolidated net income was $1,541,000 through March 31, 1999 compared to $1,150,000 for the same period in 1998. Diluted earnings per share increased from $.16 through March 31, 1998, to $.21 for the same period in 1999. The loan portfolio continues a significant growth trend with gross loans increasing $10,877,000 or 2.6% since December 31, 1998. Loan growth remains focused in the commercial lending and leasing areas. The loan growth in 1999 has been funded primarily through an increase in the deposit portfolio. Deposits have increased $12,895,000 or 3.2% since December 31, 1998. The primary area of deposit growth for the Registrant has been in interest-bearing demand accounts.


Financial Condition:

Loans: Through the first quarter of 1999, loan balances increased by $10.9 million. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level while maintaining adequate liquidity. As shown in the table below, the loan mix remains relatively constant with a slight increase in commercial loans and commercial leases as a percent of total loans for the quarter ended March 31, 1999 compared to December 31, 1998.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Management is aware of the risk associated with an increase in average balances of loans but feels that the current level in the allowance for loan losses is adequate. At March 31, 1999 the allowance for loan losses was equal to 1.47% of total loans outstanding compared to 1.48% at December 31, 1998. The allocation of the allowance for loan losses between portfolio categories has not changed significantly since December 31, 1998.

Loans to general commercial businesses increased by $7.3 million through the first quarter of 1999. Commercial leases increased $5.3 million at March 31, 1999 and governmental leases increased $1.9 million. Management continues to focus on loan growth through an increase in the commercial lending and leasing areas. A significant portion of the growth is due to the Bank's continued ability to penetrate growth markets such as Marquette and Sault Ste. Marie. The other loan categories have remained fairly consistent at March 31, 1999 when compared to December 31, 1998.

                                                         March 31,       % of           December 31,      % of
                                                           1999          Total              1998          Total
                                                           ----          -----              ----          -----
     Loans
     Commercial real estate                              $   82,589        19.6%        $   82,207        20.0%
     Commercial, financial, and agricultural                144,107        34.1            136,820        33.2
     Leases:
         Commercial                                          25,373         6.0             20,097         4.9
         Governmental                                        42,040         9.9             40,098         9.7
     1-4 family residential real estate                      97,691        23.1             97,415        23.7
     Consumer                                                21,124         5.0             23,160         5.6
     Construction                                             9,673         2.3             11,923         2.9
                                                         ----------      ------         ----------      ------

                                                         $  422,597       100.0%        $  411,720       100.0%
                                                         ==========      ======         ==========      ======

Credit Quality: Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly reserved for in the allowance for loan losses. The Registrant's success in
maintaining   excellent   credit  quality  is  demonstrated  in  its  historical
charge-off  percentage.  Net charge-offs to gross loans outstanding was .03% and
 .07% for March 31, 1999 and 1998, respectively. Charge-offs for the period ended March 31, 1999 decreased $137,000 from the same period in 1998. This is mainly the result of a decrease in commercial and installment loan charge-offs for the period based on management's continued efforts to improve credit quality in such portfolios. Accordingly, the provision for loan losses was decreased from $250,000 in the three month period ended March 31, 1998 to $213,000 for the same period in 1999.

The table presented below shows the balance of non-performing loans, which include nonaccrual loans, loans 90 or more days past due and still accruing, and renegotiated loans as of March 31, 1999 and December 31, 1998.

                                   (In thousands of dollars)
                                                                                March 31,      December 31,
                                                                                 1999            1998
                                                                                 ----            ----
     Nonaccrual loans                                                           $ 2,174        $  2,174
     Loans 90 days or more past due and still accruing                            1,045           1,238
     Renegotiated loans                                                               0               0

While nonaccrual loans have remained unchanged since December 31, 1998, loans 90 days or more past due have decreased $193,000 or 15.6%. Management is actively managing the current loan delinquencies and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were .76% and .83% at March 31, 1999 and December 31, 1998, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Investments:  Available for sale  securities  decreased  approximately  $300,000 through the first quarter of 1999 mainly due to principal paydowns on mortgage-backed securities. The mix of the portfolio remained relatively unchanged from December 31, 1998. The primary use of the portfolio is to provide a source of liquidity and pledging for certain repurchase agreements and regulatory requirements. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.

Deposits: Total deposits through the first quarter have increased $12.9 million. Interest bearing deposit balances increased through March 31, 1999, continuing a trend from 1998. Management has continued to offer attractive deposit products to its customers, generally through premium-based certificate of deposit programs and higher yielding savings accounts.

Borrowings: The Registrants branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant uses alternative funding sources to provide funds for lending activities. Other borrowings increased by $2.2 million through the first quarter of 1999 (refer to the table presented in Note 5 to the first quarter financial statements above for the composition of the increase). At March 31, 1999, $20.6 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

Shareholder's Equity: Total shareholder's equity decreased approximately $1.3 million from December 31, 1998 to March 31, 1999. The decrease primarily resulted from the repurchase of common stock of $2.5 million and cash dividends paid of $321,000, offset by net income of $1.5 million. The Registrant will continue to selectively repurchase common stock as opportunities arise, to maximize return to its common shareholders.


Results of Operations:

Net Interest Income: Net interest income through March 31, 1999 increased by 3.65%, compared to the same period one year ago. The net interest margin, on a fully taxable equivalent basis at March 31, 1999 was 5.14%, compared to 5.46% for the same period of 1998. The decrease in the net interest margin has been impacted by the low interest rate environment and the competitive nature of the Registrant's market. Interest income from loans represented 97.1% of total interest income through the first quarter of 1999 compared to 96.5% for the same period of 1998. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.

Provision for Loan Losses: The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses has decreased $37,000 through March 31, 1999 compared to the same period in 1998 as a result of the Registrant's favorable net charge-off and non-performing loan trends. Management continues to fund the allowance at a rate consistent with loan growth. The allowance for loan losses to gross loans was 1.47% and 1.48% at March 31, 1999 and December 31, 1998, respectively.

Noninterest Income: Service charges on deposit accounts increased $114,000 through the first quarter of 1999 compared to the first quarter of 1998 due mainly to an increased focus on non-interest sources of income. Gains on sales of loans has increased to $70,000 through the first quarter of 1999 compared to $23,000 through the first quarter of 1998 due to an increase in loan sale activity as a result of an increase in refinancing activity. There were no securities gains or losses through the first quarter of 1999. Security gains of $44,000 were reported for the same period in 1998. Other noninterest income decreased $44,000 through the first quarter of 1999 compared to the first quarter of 1998 due mainly to a decrease in insurance commissions.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Noninterest Expenses: Noninterest expense decreased 6.1% through March 31, 1999 compared to the same period of 1998. Management believes this decrease is attributable to significant efficiencies obtained in operational areas of the Bank based on a heightened level of management emphasis in this area. A primary objective of management is to hold the rate of increase in this category below future asset growth. Salary expense decreased by $168,000 during the first quarter of 1999 compared to the first quarter of 1998 largely due to a reduction in staffing. Other noninterest expense decreased by $116,000 for the first quarter of 1999 compared to the same period in 1998. Much of these decreases are a direct result of management's emphasis on efficient operations. Occupancy expense increased by $62,000 for the first quarter of 1999 compared to the same period in 1998.

Federal Income Tax: The provision for income taxes was 25.8% of income before income tax through March 31, 1999 compared to 26.5% through March 31, 1998. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger percentage of total interest income.


Interest Rate Risk:

Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been in place the last few years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Commercial and real estate loans are written at variable rates or, if necessary, fixed rates for relatively short terms. Products have also been offered to give customers an incentive to accept longer term deposits. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods. As of March 31, 1999, the Registrant had a cumulative liability gap position of $72,032,000 within the one-year timeframe. This position suggests that if the market interest rates decline in the next 12 months, the Registrant has the potential to earn more net interest income. Conversely, if market interest rates increase in the next 12 months, the Registrant has the potential to earn less net interest income. Management believes that it is properly positioned against significant changes in rates without severely altering operating results.


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


Capital Resources:

It is the policy of the Registrant to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Registrant exceed the regulatory minimum guidelines. The table below shows a summary of the Registrant's capital position in comparison to regulatory requirements.

                                                                                          Tier 1        Total
                                                                                        Risk-Based   Risk-Based
                                                                            Leverage      Capital      Capital
                                                                              Ratio        Ratio        Ratio
     Regulatory minimum                                                        4.0%         4.0%         8.0%
     The Registrant
         March 31, 1999                                                        7.0          9.2         10.5
         December 31, 1998                                                     7.2          9.4         10.7

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Recent and Future Developments:

On May 14, 1999, the Registrant completed a private offering of Capital, or Trust Preferred, securities in the amount of $12,450,000. Such amounts will be used to support the Registrant's current capital position allowing for future growth and increased common shareholder value.

The Registrant has signed an agreement with The Huntington National Bank to purchase certain assets of and assume certain deposit liabilities related to the Huntington branch offices of Kaleva and Mancelona in the northern portion of Michigan's Lower Peninsula. The Registrant expects to acquire approximately $20 million of deposits and approximately $238,000 of net fixed assets. Consummation of this transaction is subject to approval by the FDIC and the Michigan Financial Institutions Bureau. If such approvals are received, it is expected that the transaction will close during the third quarter of 1999.

The Registrant has entered into definitive agreements, subject to regulatory approvals and customary closing conditions, to sell three branches located in three small communities in Michigan's Upper Peninsula with total deposits of approximately $20 million. These branch dispositions, which are expected to close by June 30, 1999, are consistent with the Registrant's strategy of improving operating efficiency by maintaining a presence only in locations such as commercial centers where it can operate profitably.

The Registrant also recently formed North Country Financial Group, Inc., which is opening an office in Denver, Colorado, to further enhance its ability to attract lease assets. This new corporation will be initially engaged in the business of public finance, and intends to focus primarily on providing tax-exempt lease/purchase financing to municipalities located throughout the United States. Subject to its receipt of appropriate licensing, North Country Financial Group intends to engage in publicly offered certificates of participation, energy management transactions and municipal infrastructure financing (such as 911 emergency systems, water, sewer and solid waste projects).

The Registrant continually evaluates and considers new opportunities for growth. The Registrant recently determined not to pursue two previously disclosed potential opportunities to attract additional deposits and assets. The Registrant terminated its plans to establish a bank subsidiary in Arizona due principally to the lack of a suitable Bank executive to manage the proposed operation after one of the Bank's long-term senior officers who had agreed to manage the Arizona operations decided to pursue other opportunities. The
Registrant has also terminated its plans to invest in a de novo bank being organized in Grand Rapids, Michigan after concluding that the investment would not be its most effective use of capital.


Year 2000 Issue:

At the end of the current year, many companies, including financial institutions such as the Registrant, will face potentially serious issues associated with the inability of certain existing data processing hardware and software to appropriately recognize calendar dates beginning in the year 2000. Many computer programs that can only distinguish the final two digits of the year entered may read entries for the year 2000 as the year 1900 and compute payment, interest or delinquency based on the wrong date or are expected to be unable to compute payment, interest or delinquency. Additionally, the failure of a bank customer to prepare for year 2000 compatibility could have a significant adverse effect on such customer's operations and profitability, in turn inhibiting its ability to repay loans in accordance with their terms. Until sufficient information is accumulated from customers to enable the Registrant to assess the degree to which customers' operations are susceptible to potential problems relating to the year 2000 issue, the Registrant will be unable to fully quantify the potential for losses from loans to its commercial customers.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The Registrant, as a part of its Year 2000 compliance program, has expended approximately $500,000 through March 31, 1999, to upgrade certain of its equipment and software and may incur up to an additional $500,000 in 1999 for these purposes. In addition, the Registrant has surveyed all of its commercial and municipal customers and all of its third party vendors with respect to their Year 2000 compliance. In connection with that review, the Registrant believes that a relatively small percentage of its total loans outstanding may be at risk because of the status of the customer's Year 2000 compliance. The Registrant established a watch list with respect to approximately 20 of its customers and added $120,000 to its loan and lease loss reserve as of March 31, 1999. The Registrant is continuing to survey customers on the watch list. In addition, every new loan made by the Registrant is made only after completion of a Year 2000 compliance checklist. The Registrant has also established a customer awareness program to update customers on the Registrant's Year 2000 preparedness, as well as to provide information with respect to its expectations as to customers' Year 2000 compliance and preparedness. Year 2000 updates are also provided on the Registrant's web page.

The Registrant is ahead of all milestones which it established for itself with respect to evaluating and remedying its Year 2000 compliance. The Registrant's principal third party software service provider recently satisfactorily completed all testing with respect to its Year 2000 compliance. The Registrant recently satisfactorily completed its internal testing with respect to Year 2000 compliance which had been scheduled for completion in June of this year. The next milestone in the Registrant's Year 2000 compliance program is for completion of all third party vendor testing by the end of September of 1999, when the Registrant presently anticipates that it will complete all of its Year 2000 assessment and remediation. However, there can be no assurance that the Registrant will be successful in implementing its Year 2000 remediation plans according to the anticipated schedule. In addition, the Registrant may be adversely affected by the inability of other companies whose systems interact with the Registrant to become Year 2000 compliant.

Although the Registrant expects its internal systems to be Year 2000 compliant as described above, the Registrant has prepared a contingency plan that specifies what it plans to do if important internal or external systems are not Year 2000 compliant in a timely manner.

Management does not anticipate that the Registrant will incur material operating expenses or be required to invest heavily in additional computer system improvements  to be Year 2000  compliant.  Nevertheless,  the  inability  of the
Registrant to successfully address Year 2000 issues could result in interruptions in the Registrants' business and have a material adverse effect on the Registrant's results of operations.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


The Registrant has not experienced any material changes to its market risk position from that disclosed in the Registrant's 1998 Form 10-K Annual Report.

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

There are no matters required to be reported under this item.


Item 3.  Defaults Upon Senior Securities.

There have been no defaults upon senior securities relevant to the requirements of this section.


Item 4.  Submission of Matters to a Vote of Security Holders.

There are no matters required to be reported under this item.


Item 5.  Other Information.

There are no matters required to be reported under this item.


Item 6.  Exhibits and Reports on Form 8-K.


Number                              Exhibit

27                Financial Data Schedule.  Filed herewith.


The following documents are filed as part of Part I, Item 1 of this report:

     Condensed Consolidated Balance Sheets - March 31, 1999 (Unaudited) and December 31, 1998
     Condensed Consolidated Statements of Income - Three months ended March 31, 1999 and 1998 (Unaudited)
     Condensed Consolidated Statements of Changes in Shareholders' Equity - Three months ended March 31, 1999 and 1998 (Unaudited)
     Condensed Consolidated Statements of Cash Flows - Three months ended March 31, 1999 and 1998 (Unaudited)
     Notes to Unaudited Consolidated Financial statements - March 31, 1999

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NORTH COUNTRY FINANCIAL CORPORATION
                                               (Registrant)



                                    /s/ Ronald G. Ford
Date  May 14, 1999                  RONALD G. FORD, CEO


                                    /s/ Sherry Littlejohn
Date  May 14, 1999                  SHERRY LITTLEJOHN
                                    PRESIDENT AND COO