Form 10-Q
period 1999-06-30
NORTH COUNTRY FINANCIAL CORP
filed 1999-08-13
CIK 36506

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 1999    Commission file number: 0-20167

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

                                    Yes __X__   No _____


As of July 31, 1999, there were outstanding 7,020,520 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.   FINANCIAL INFORMATION                                         Page No.

   Item 1.  Financial Statements

          Condensed Consolidated Balance Sheets -
            June 30, 1999 (Unaudited) and December 31, 1998................    1

          Condensed Consolidated Statements of Income - Three and
            Six Months Ended June 30, 1999 (Unaudited) and
            June 30, 1998 (Unaudited)......................................    2

          Condensed Consolidated Statements of Changes in Shareholders'
            Equity - Three and Six Months Ended June 30, 1999
            (Unaudited) and June 30, 1998 (Unaudited)......................    3

          Condensed Consolidated Statements of Cash Flows -
            Six Months Ended June 30, 1999 (Unaudited) and
            June 30, 1998 (Unaudited)......................................    4

          Notes to Condensed Consolidated Financial
            Statements (Unaudited).........................................  5-7


   Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 8-13

   Item 3.  Quantitative and Qualitative Disclosures about Market Risk......  14


PART II.  OTHER INFORMATION

   Item 1.  Legal Proceedings...............................................  15

   Item 2.  Changes in Securities and Use of Proceeds.......................  15

   Item 3.  Defaults upon Senior Securities.................................  15

   Item 4.  Submission of Matters to a Vote of Security Holders.............  15

   Item 5.  Other Information...............................................  15

   Item 6.  Exhibits and Reports on Form 8-K................................  15

   SIGNATURES   ............................................................  16

                       NORTH COUNTRY FINANCIAL CORPORATION

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                          June 30,       December 31,
                                                                                            1999             1998
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    29,787     $    16,593
     Federal funds sold                                                                      23,432           6,048
                                                                                        -----------     -----------
         Total cash and cash equivalents                                                     53,219          22,641

     Securities available for sale                                                           12,286           8,565
     Federal Home Loan Bank stock                                                             3,034           3,034

     Total loans                                                                            427,089         411,720
         Allowance for loan losses                                                           (6,160)         (6,112)
                                                                                        -----------     -----------
                                                                                            420,929         405,608
     Premises and equipment                                                                  18,879          17,938
     Other assets                                                                            14,564          13,595
                                                                                        -----------     -----------

         Total assets                                                                   $   522,911     $   471,381
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                            $    41,701     $    42,077
         Interest-bearing                                                                   406,321         362,885
                                                                                        -----------     -----------
              Total deposits                                                                448,022         404,962
     Other borrowings                                                                        19,209          23,270
     Accrued expenses and other liabilities                                                   4,195           3,680
                                                                                        -----------     -----------
         Total liabilities                                                                  471,476         431,912

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450               0
                                                                                        -----------     -----------

Shareholders' equity
     Preferred  stock,  no par  value,  500,000  shares  authorized,  no  shares outstanding Common stock, no par value, 18,000,000 shares authorized,
       7,025,437 and 7,130,760 issued and outstanding at
       June 30, 1999 and December 31, 1998                                                   16,913          19,436
     Retained earnings                                                                       22,197          19,989
     Accumulated other comprehensive income, net                                                (75)             44
                                                                                        -----------     -----------
         Total shareholders' equity                                                          39,035          39,469
                                                                                        -----------     -----------

              Total liabilities and shareholders' equity                                $   522,911     $   471,381
                                                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Three months ended             Six months ended
                                                         --------June 30,----------   ---------June 30,---------
                                                             1999           1998          1999           1998
                                                             ----           ----          ----           ----
Interest income
     Loans, including fees                                $  9,896       $  9,489      $  19,345       $  18,350
     Securities
         Taxable                                               167            178            353             397
         Exempt from federal taxation                           10              3             29               4
     Other                                                     114            145            192             247
                                                          --------       --------      ---------       ---------
                                                            10,187          9,815         19,919          18,998

Interest expense
     Deposits                                                4,445          4,096          8,675           8,073
     Other borrowings                                          472            317            864             593
                                                          --------       --------      ---------       ---------
                                                             4,917          4,413          9,539           8,666
                                                          --------       --------      ---------       ---------

Net interest income                                          5,270          5,402         10,380          10,332

Provision for loan losses                                      213            425            426             675
                                                          --------       --------      ---------       ---------

Net interest income after provision for loan losses          5,057          4,977          9,954           9,657

Noninterest income
     Service charges on deposit accounts                       469            401            892             710
     Gain (loss) on sales of loans                             (10)            32             60              55
     Gain on sales of securities                                                                              44
     Other                                                     190            283            312             449
                                                          --------       --------      ---------       ---------
                                                               649            716          1,264           1,258

Noninterest expense
     Salaries and employee benefits                          1,530          1,568          3,002           3,208
     Occupancy and equipment                                   622            598          1,252           1,166
     Other                                                   2,015          1,830          3,349           3,280
                                                          --------       --------      ---------       ---------
                                                             4,167          3,996          7,603           7,654
                                                          --------       --------      ---------       ---------

Income before income tax expense                             1,539          1,697          3,615           3,261

Income tax expense                                             232            380            767             794
                                                          --------       --------      ---------       ---------

Net income                                                $  1,307       $  1,317      $   2,848       $   2,467
                                                          ========       ========      =========       =========

Basic earnings per common share                           $    .19       $    .18      $     .40       $     .35
                                                          ========       ========      =========       =========

Diluted earnings per common share                         $    .18       $    .18      $     .40       $     .35
                                                          ========       ========      =========       =========

Dividends paid per common share                           $    .05       $    .04      $     .09       $     .09
                                                          ========       ========      =========       =========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                            (In thousands of dollars)
                                   (Unaudited)

                                                              Three months ended             Six months ended
                                                          ---------June 30,----------    ---------June 30,-------
                                                             1999           1998            1999            1998
                                                             ----           ----            ----            ----
Balance - beginning of period                              $  38,214      $  37,471      $  39,469       $  36,589

Net income for period                                          1,307          1,317          2,848           2,467
Net change in net unrealized gain on securities
  available for sale                                             (78)            (5)          (119)             (5)
                                                           ---------      ---------      ---------       ---------
     Total comprehensive income                                1,229          1,312          2,729           2,462

Cash dividends                                                  (319)          (312)          (640)           (620)

Issuance of common stock                                         111            129            204             281

Common stock retired                                            (200)          (840)        (2,727)           (952)
                                                           ---------      ---------      ---------       ---------

Balance - end of period                                    $  39,035      $  37,760      $  39,035       $  37,760
                                                           =========      =========      =========       =========




     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                              Six months ended
                                                                                            ------June 30,------
                                                                                            1999            1998
                                                                                            ----            ----
Cash flows from operating activities
     Net income                                                                           $   2,848       $   2,467
     Adjustments to reconcile net income to
       net cash from operating activities
         Depreciation and amortization                                                        1,018           1,023
         Provision for loan losses                                                              426             675
         Gain on sales of securities                                                                            (44)
         Change in other assets                                                                 963           2,140
         Change in other liabilities                                                            569             177
                                                                                          ---------       ---------
              Net cash from operating activities                                              5,824           6,438

Cash flows from investing activities
     Purchase of securities available for sale                                               (6,302)         (4,000)
     Proceeds from sales of securities available for sale                                                       752
     Proceeds from maturities, calls or paydowns of securities available for sale             2,389           1,000
     Net increase in loans                                                                  (15,747)        (11,458)
     Purchase of premises and equipment                                                      (1,345)         (1,626)
     Net cash received for net liabilities assumed in acquisition of branches                15,504
                                                                                          ---------       ---------
         Net cash from investing activities                                                  (5,501)        (15,332)

Cash flows from financial activities
     Net increase in deposits                                                                25,597          14,338
     Proceeds from other borrowings                                                           8,000           8,235
     Payment on other borrowings                                                            (12,061)           (787)
     Proceeds from issuance of common stock                                                     204             281
     Retirement of common stock                                                              (2,727)           (952)
     Net proceeds from the issuance of guaranteed preferred beneficial
       interests in the Corporation's subordinated debentures                                11,882
     Payment of cash dividends                                                                 (640)           (620)
                                                                                          ---------       ---------
         Net cash from financing activities                                                  30,255          20,495
                                                                                          ---------       ---------

Net change in cash and cash equivalents                                                      30,578          11,601

Cash and cash equivalents at beginning of period                                             22,641          11,143
                                                                                          ---------       ---------

Cash and cash equivalents at end of period                                                   53,219       $  22,744
                                                                                          =========       =========

Supplemental  disclosures of cash flow information  Increases  related to branch acquisitions:
         Premises and equipment, net                                                      $    (286)
         Core deposit intangibles and goodwill                                               (1,680)
         Deposits                                                                            17,463
         Other liabilities                                                                        7

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10- for the year ended December 31, 1998.


2.   FUTURE ACCOUNTING CHANGES

     In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement requires that all derivative financial instruments be recognized as either assets or liabilities in the Balance Sheet. Derivative financial instruments not designated as hedges will be measured at fair value with changes in fair value being recognized in earnings in the period of change. If a derivative is designated as a hedge, the accounting for changes in fair value will depend on the specific exposure being hedged. The Statement is effective for fiscal years beginning after June 15, 1999. Management, at this time, cannot determine the effect adoption of this Statement may have on the consolidated financial statements of the Registrant as the effect is dependent on the amount and nature of derivatives and hedges held at the time of adoption of the Statement.


3.   EARNINGS PER SHARE

     The factors used in the earnings per share computation follow.

         (In thousands, except per share data)
                                                                                  Three months       Six months
                                                                                      ended             ended
                                                                                  June 30, 1999     June 30, 1999
     Basic earnings per common share:
         Net income                                                                $    1,307        $    2,848
         Weighted average common shares outstanding                                     7,031             7,052
                                                                                   ----------        ----------
           Basic earnings per common share                                         $      .19        $      .40
                                                                                   ==========        ==========

     Diluted earnings per common share:
       Net income                                                                  $    1,307        $    2,848

       Weighted average common shares outstanding
         for basic earnings per common share                                            7,031             7,052
       Add:  Dilutive effect of assumed exercises
         of stock options                                                                  91               101
       Add:  Dilutive effect of directors' deferred stock
         compensation                                                                       7                 7
                                                                                   ----------        ----------
         Average shares and dilutive potential common shares                            7,129             7,160
                                                                                   ----------        ----------
           Diluted earnings per common share                                       $      .18        $      .40
                                                                                   ==========        ==========

                                   (Continued)
                                                                              5.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



3.   EARNINGS PER SHARE (Continued)

     For the quarter and six months ended June 30, 1998, the weighted average common shares outstanding used in the computations of basic and diluted earnings per share were approximately 7,127,000 and 7,134,000, respectively. The assumed exercise of stock options and deferred stock compensation for the quarter and six months ended June 30, 1998 did not have a dilutive effect on these calculations.

     All share and per share amounts in this filing have been retroactively adjusted to reflect the August of 1998 3-for-1 split.


4.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the six months ended June 30, 1999 and 1998, are summarized as follows:

                                               (In thousands of dollars)
                                                                                        June 30,        June 30,
                                                                                          1999            1998
       Balance at beginning of period                                                   $   6,112       $   5,600
       Charge-offs                                                                           (430)           (441)
       Recoveries                                                                              52              50
       Provision for loan losses                                                              426             675
                                                                                        ---------       ---------

                                                                                        $   6,160       $   5,884
                                                                                        =========       =========

     Information regarding impaired loans follows:

                                             (In thousands of dollars)
                                                                                        As of and       As of and
                                                                                       for the six    for the year
                                                                                      months ended        ended
                                                                                        June 30,      December 31,
                                                                                          1999            1998
                                                                                          ----            ----
       Average investment in impaired loans                                           $     5,421       $     6,155
       Balance of impaired loans                                                            5,493             6,073



                                   (Continued)

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



5.   OTHER BORROWINGS

     Other borrowings consist of the following at June 30, 1999 and December 31, 1998:

                                                                                          June 30,     December 31,
                                                                                            1999           1998
                                                                                         (In thousands of dollars)
Federal Home Loan Bank advances at various rates with various maturities (see annual financial statements as referenced in
 Note 1)                                                                                $ 17,334       $ 20,607

Farmers Home Administration, $2,000,000 fixed rate line
 agreement maturing August 24, 2024, interest payable at 1%                                1,875          1,875

Notes payable to South Range State Bank's former stockholders, maturing in three equal annual installments beginning
 February 1, 1997, interest payable at 5.2%                                                                 788
                                                                                        --------       --------
                                                                                        $ 19,209       $ 23,270
                                                                                        ========       ========

     The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 1999. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.


6.   CURRENT EVENTS

     In May of 1999, the Registrant acquired branches in Kaleva and Mancelona, Michigan from Huntington National Bank. The transaction is accounted for under the purchase method of accounting. The Registrant assumed
     approximately  $17.5  million  in  deposits,   and  acquired  approximately
     $286,000 in premises, equipment and sundry assets, and $1.7 million of intangible assets, as more fully disclosed in the Statement of Cash Flows.

     A business trust subsidiary of the Registrant sold 12,450 of Trust Preferred Securities at $1,000 per preferred security in a May of 1999 offering. The proceeds from the sale of the Trust Preferred Securities were used by the Registrant's subsidiary to purchase an equivalent amount of Subordinated Debentures of the Registrant. The Trust Preferred Securities carry a distribution floating rate of the 3-month LIBOR plus 2.5%, have a stated maturity of May 14, 2029, and are guaranteed by the Registrant The securities are redeemable at par after May 14, 2009. Distributions on the Trust Preferred Securities are payable quarterly on February 14, May 14, August 14 and November 14. The first distribution will be paid on August 14, 1999.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries through the second quarter of 1999. The discussion should be read in conjunction with those statements and their accompanying notes.

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


Financial Highlights:

Year to date consolidated net income was $2,848,000 through June 30, 1999 compared to $2,467,000 for the same period in 1998. Diluted earnings per share increased from $.35 through June 30, 1998, to $.40 for the same period in 1999. The loan portfolio continues a significant growth trend with gross loans increasing $15,369,000 or 3.7% since December 31, 1998. Loan growth remains focused in the commercial lending and leasing areas. The loan growth in 1999 has been funded primarily through an increase i the deposit portfolio. Deposits have increased $43,060,000 or 10.6% since December 31, 1998. The primary area of deposit growth for the Registrant has been in interest-bearing demand accounts.


Financial Condition:

Loans: Through the second quarter of 1999, loan balances increased by $15.4 million. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage a growing portfolio. Accordingly, management intends to continue to maintain loans at the highest level while maintaining adequate liquidity. As shown in the table below, the loan mix remains relatively constant with a slight increase in commercial loans as a percent of total loans for the six months ended June 30, 1999 compared to December 31, 1998.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Management is aware of the risk associated with an increase in average balances of loans but believes that the current level in the allowance for loan losses is adequate. At June 30, 1999 the allowance for loan losses was equal to 1.44% of total loans outstanding compared to 1.48% at December 31, 1998. The allocation of the allowance for loan losses between portfolio categories has not changed significantly since December 31, 1998.

Loans to general commercial businesses increased by $17.6 million through the second quarter of 1999. Management continues to focus on loan growth through an increase in the commercial lending area. A significant portion of the growth is due to the Bank's continued ability to penetrate growth markets such as Marquette and Sault Ste. Marie.

Governmental leases also have increased in the first six months of 1999, up $8.4 million from December 31, 1998. In the second quarter of 1999, the Registrant formed North Country Financial Group, Inc., which opened an office in Denver, Colorado, to further enhance its ability to attract lease assets. This new corporation will be initially engaged in the business of public finance, and intends to focus primarily on providing tax-exempt lease/purchase financing to municipalities located throughout the United States. Subject to its receipt of appropriate licensing, North Country Financial Group intends to engage in publicly offered certificates of participation, energy management transactions and municipal infrastructure financing (such as 911 emergency systems, water, sewer and solid waste projects).

The other loan categories have remained fairly consistent at June 30, 1999 when compared to December 31, 1998.

                                                           June 30,       % of          December 31,     % of
                                                             1999         Total             1998         Total
                                                             ----         -----             ----         -----
     Loans
     Commercial real estate                              $   82,891        19.4%        $   82,207        20.0%
     Commercial, financial, and agricultural                154,442        36.2            136,820        33.2
     Leases:
         Commercial                                          13,382         3.1             20,097         4.9
         Governmental                                        48,451        11.3             40,098         9.7
     1-4 family residential real estate                     100,093        23.5             97,415        23.7
     Consumer                                                18,812         4.4             23,160         5.6
     Construction                                             9,018         2.1             11,923         2.9
                                                         ----------       -----         ----------       -----

                                                         $  427,089       100.0%        $  411,720       100.0%
                                                         ==========       =====         ==========       =====

Credit Quality: Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly reserved for in the allowance for loan losses. The Registrant's success in
maintaining   excellent   credit  quality  is  demonstrated  in  its  historical
charge-off  percentage.  Net charge-offs to gross loans outstanding was .09% and
 .10% for June 30, 1999 and 1998, respectively. Charge-offs for the period ended June 30, 1999 decreased $11,000 from the same period in 1998 despite strong growth in the loan portfolio. This is mainly the result of management's continued efforts to improve credit quality in such portfolios. Accordingly, the provision for loan losses was decreased from $675,000 in the six month period ended June 30, 1998 to $426,000 for the same period in 1999.

The table presented below shows the balance of non-performing loans, which include nonaccrual loans, loans 90 or more days past due and still accruing, and renegotiated loans as of June 30, 1999 and December 31, 1998.

                                             (In thousands of dollars)
                                                                                        June 30,        December 31,
                                                                                          1999              1998
     Nonaccrual loans                                                                 $       441       $     2,174
     Loans 90 days or more past due and still accruing                                      1,364             1,238

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


While loans 90 days or more past due have increased by $126,000 or 10.2% since December 31, 1998, nonaccrual loans have decreased by $1,733,000 or 79.7%. Management is actively managing the current loan delinquencies and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were .42% and .83% at June 30, 1999 and December 31, 1998, respectively.

Investments: Available for sale securities increased approximately $3,721,000 through the second quarter of 1999 mainly due to the purchase of mortgage-backed securities. The mix of the portfolio remained relatively unchanged from December 31, 1998. The primary use of the portfolio is to provide a source of liquidity and pledging for certain repurchase agreements and regulatory requirements. Most of the portfolio is invested in U.S. Treasury and agency securities which have little credit risk and are highly liquid. There are no securities classified as held to maturity.

Deposits:  Total  deposits  through  the second  quarter  have  increased  $43.1 million. Interest bearing deposit balances increased through June 30, 1999, continuing a trend from 1998. $17.5 million of the increase in total deposits was the result of the branch acquisitions during the second quarter of 1999, as more fully disclosed in the Notes to the Condensed Consolidated Financial
Statements, contained herein. The remaining growth has come from the branch network, as management has continued to offer attractive deposit products to its customers, generally through premium-based certificate of deposit programs and higher yielding savings accounts.

Borrowings: The Registrants branching network is a relatively high cost network in comparison to peers. Accordingly, the Registrant uses alternative funding sources to provide funds for lending activities. Other borrowings decreased by $4.1 million through the second quarter of 1999 (refer to the table presented in Note 5 to the second quarter financial statements above for the composition of the decrease). At June 30, 1999, $17.3 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

Guaranteed  Preferred  Beneficial  Interests in the  Corporation's  Subordinated
Debentures: Consistent with the Registrant's Strategic Plan, the Registrant completed a private offering in May of 1999 of Capital, or Trust Preferred, securities in the amount of $12,450,000. Such amounts will be used to support the Registrant's current capital position allowing for future growth and increased common shareholder value. Under regulatory guidelines, such securities are eligible as regulatory capital, as defined, subject to certain limitations.

Shareholder's Equity: Total shareholder's equity decreased approximately $.4 million from December 31, 1998 to June 30, 1999. The decrease primarily resulted from the repurchase of common stock of $2.7 million and cash dividends paid of $.6 million, offset by net income of $2.8 million. The Registrant will continue to selectively repurchase common stock as opportunities arise, to maximize return to its common shareholders.


Results of Operations:

Net Interest Income: Net interest income for the quarter ended June 30, 1999 decreased by 2.4% compared to the same period one year ago. The net interest margin, on a fully taxable equivalent basis for the quarter ended June 30, 1999 was 4.76%, compared to 5.42% for the same period of 1998. The decrease in the net interest margin has been impacted by the low interest rate environment and the competitive nature of the Registrant's market. Interest income from loans represented 97.1% of total interest income for the second quarter of 1999 compared to 96.7% for the same period of 1998. In all cases, the total amount of interest income and the yield on total earning assets is strongly influenced by lending activities.

Net interest income for the six months ended June 30, 1999 increased by .5% compared to the same period in 1998. The net interest margin, on a fully taxable equivalent basis for the six months ended June 30, 1999 decreased from 5.21% for the same period in 1998 to 4.75% for the same reasons mentioned in the preceding paragraph. Interest income from loans represented 97.1% of total interest income through the second quarter of 1999 compared to 96.6% for the same period of 1998.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Provision for Loan Losses: The Registrant maintains the allowance for loan losses at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $212,000 for the three months ended June 30, 1999 and $249,000 for the six months ended June 30, 1999 compared to the same periods in 1998 as a result of the Registrant's favorable net charge-off and non-performing loan trends. Management continues to fund the allowance at a rate consistent with loan growth. The allowance for loan losses to gross loans was 1.44% and 1.48% at June 30, 1999 and December 31, 1998, respectively.

Noninterest Income: Noninterest income decreased by $67,000 for the three months ended June 30, 1999 compared to the same period in 1998. The decrease was primarily due to a decrease in other noninterest income of $93,000, largely the result of reduced insurance commissions, and a decrease in gains on sales of loans of $42,000. These reductions were offset by an increase in service charges on deposit accounts of $68,000.

Noninterest income remained relatively unchanged for the six months ended June 30, 1999 compared to the same period one year ago. An increase in service charges on deposit accounts of $182,000 was offset by decreases in other noninterest income of $137,000 and gain on sales of securities of $44,000. As in the second quarter of 1999, the decrease in other noninterest income was mainly due to a reduction in insurance premiums. There were no securities gains or losses through the second quarter of 1999.

Noninterest Expenses: Noninterest expense increased $171,000 for the three months ended June 30, 1999 compared to the same period of 1998. A primary objective of management is to hold the rate of increase in this category below future asset growth. Salary expense decreased by $38,000 during the second quarter of 1999 compared to the second quarter of 1998 largely due to a reduction in staffing. Occupancy expense increased by $24,000 for the second quarter of 1999 compared to the same period in 1998. Other noninterest expense increased by $185,000 for the second quarter of 1999 compared to the same period in 1998. This increase is mainly due to an increase in professional fees related to data processing.

Noninterest expense decreased $51,000 for the six months ended June 30, 1999 compared to the same period of 1998. Management believes this decrease is attributable to significant efficiencies obtained in operational areas of the Bank based on a heightened level of management emphasis in this area. Salary expense decreased by $206,000 through the second quarter of 1999 compared to the same period of 1998 for the same reasons noted in the preceding paragraph. This decrease was offset by increases in occupancy expense of $86,000 and other noninterest expense of $69,000 for the six months ended June 30, 1999 compared to same period of 1998.

Federal Income Tax: The provision for income taxes was 15.1% of income before income tax for the quarter ended June 30, 1999 compared to 22.4% for the quarter ended June 30, 1998. For the six months ended June 30, 1999, the provision for income taxes was 21.2% of income compared to 24.3% for the same period in 1998. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger percentage of total interest income.


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

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


As of June 30, 1999, the Registrant had a cumulative liability gap position of $64,695,000 within the one-year timeframe. This position suggests that if the market interest rates decline in the next 12 months, the Registrant has the potential to earn more net interest income. Conversely, if market interest rates increase in the next 12 months, the Registrant has the potential to earn less net interest income. Management believes that it is properly positioned against significant changes in rates withou severely altering operating results.


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

                                                              Tier 1         Total
                                                           Risk-Based     Risk-Based
                                             Leverage        Capital        Capital
                                              Ratio           Ratio          Ratio
     Regulatory minimum                      4.0%           4.0%           8.0%

     The Registrant
         June 30, 1999                       8.9           12.0           13.7
         December 31, 1998                   7.2            9.4           10.7

The capital levels as of June 30, 1999 include adjustment for the Capital, or Trust Preferred, Securities issued in May of 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 1999, approximately $11,000,000 of the $12,450,000 of Capital Securities were included as Tier 1 capital of the Registrant with the remaining $1,450,000 included as Tier 2 capital, component of total risk-based capital. As previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth and increased common shareholder value.

Recent Developments:

On July 23, 1999, the Registrant sold two of its branch offices located in Rudyard and Cedarville in Michigan's Upper Peninsula with total deposits of approximately $20 million. These branch dispositions are consistent with the Registrant's strategy of improving operating efficiency by maintaining a presence only in locations such as commercial centers where it can operate profitably.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Year 2000 Issue:

The regulators continue to monitor closely the Year 2000 efforts of financial institutions. Regulators have conducted their quarterly reviews, which look at the overall progress that a financial institution has made in its Year 2000 efforts as well as to review their compliance with federally mandated requirements. Examiners check to see that financial institutions are performing ongoing system renovation and testing that may be needed, establishing comprehensive contingency plans, mitigating any identified Year 2000 related business risk, and effectively informing their customers of their Year 2000 preparations. In August 1999, The Federal Financial Institutions Examination Council issued a statement that 99% of insured financial institutions are prepared for the Year 2000.

In January 1997, the Registrant began assessing the impact of the century change associated with the failure to renovate, validate, and implement mission critical systems to ensure Year 2000 (Y2K) readiness. A Y2K Committee made up of a team of professionals, representing all disciplines within the organization, was actively involved in the assessment, renovation, validation, and implementation of Year 2000 issues.

A Business Resumption Contingency Plan was developed to mitigate operational risks should core business processes fail, regardless if mission-critical systems were remediated for Y2K. All internal testing has been completed in accordance with the regulatory requirements and will be periodically validated throughout the third and fourth quarter of 1999.

In March 1999, the Registrant engaged Wipfli, Ulrich, Bertelson, to perform an independent third party review of Year 2000. The objective of the third party review was to provide management with an independent review of the status of the Registrant's Y2K readiness and to ensure compliance with regulatory requirements related to Year 2000 issues. Recommendations from the review have been addressed.

There has been no significant change in the amounts expended by the Registrant to ensure Y2K readiness from amounts previously reported.

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

Item 2.  Changes in Securities and Use of Proceeds.

(b) On May 14, 1999, the Registrant issued debentures to North Country Capital Trust ("NCCT"), a business trust subsidiary of the Registrant. NCCT purchased the debentures with the proceeds from the sale of trust preferred securities issued by NCCT in a private placement. The Registrant guaranteed the preferred securities. The documents governing these securities, including the Indenture under which the debentures were issued, restrict the Registrant's right to pay a dividend on its commo stock under certain circumstances and give the holders of the preferred securities preference on liquidation over the holders of Registrant's common stock. Specifically, the Registrant may not declare or pay a cash dividend on its common stock if (a) an event of default has occurred as defined in the Indenture, (b) the Registrant is in default under its Guarantee, or (c) the Registrant has exercised its right under the debentures and the preferred securities to extend the interest payment period In addition, if any of these conditions have occurred and until they are cured, the Registrant is restricted from redeeming or purchasing any shares of its common stock except under very limited circumstances. The Registrant's obligation under the debentures, the preferred securities and the Guarantee is $12,450,000 and the interest rate is payable quarterly at a floating rate equal to 3-month LIBOR plus 2.5%. See Note 6 of the Notes to Condensed Consolidated Financial Statements included in this Report.

Item 3.  Defaults Upon Senior Securities.

There have been no defaults upon senior securities relevant to the requirements of this section.

Item 4.  Submission of Matters to a Vote of Security Holders.

The annual meeting of the Registrant's shareholders was held on April 20, 1999. The purpose of the meeting was to elect directors, each for a three year term. The name of each director elected (along with the number of votes cast for or authority withheld) follows:


                                                                      Authority
Directors Elected                         For                         Withheld
-----------------                         ---                         --------

Michael C. Henricksen                     4,590,176                     6,892
John P. Miller                            4,589,972                     7,096
Ronald G. Ford                            4,589,788                     7,280


Item 5.  Other Information.

There are no matters required to be reported under this item.


                                   (Continued)
                                                                             15.

                       NORTH COUNTRY FINANCIAL CORPORATION

                           PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a)      The following exhibits are filed as part of this report

Number                   Exhibit

27                       Financial Data Schedule.  Filed herewith.


The following documents are filed as part of Part I, Item 1 of this report:

         Condensed Consolidated Balance Sheets - June 30, 1999 (Unaudited) and December 31, 1999
         Condensed Consolidated Statements of Income - Three and Six Months ended June 30, 1999 and 1998 (Unaudited).
         Condensed Consolidated Statements of Changes in Shareholders' Equity - Three and Six Months ended June 30, 1999 and 1998 (Unaudited) Condensed Consolidated Statements of Cash Flows - Six Months ended June 30, 1999 and 1998 (Unaudited) Notes to Unaudited Consolidated Financial Statements - June 30, 1999

(b) The following reports on Form 8-K were filed during the quarter ended June 30, 1999.

         During the quarter the Registrant filed a Report on Form 8-K, dated May 14, 1999, reporting the Registrant's completion of a private placement of $12,450,000 principal amount of trust preferred securities.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NORTH COUNTRY FINANCIAL CORPORATION
                                                   (Registrant)



8/13/99                                 /s/ Ronald G. Ford
Date                                    RONALD G. FORD, CEO


8/13/99                                 /s/ Sherry Littlejohn
Date                                    SHERRY LITTLEJOHN
                                        PRESIDENT AND COO




                                                                             17.
330813