Form 10-Q
period 1999-09-30
NORTH COUNTRY FINANCIAL CORP
filed 1999-11-05
CIK 36506

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 1999

                          OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from <> to <>

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

                    Yes   X       No


As of October 20, 1999, there were outstanding
7,010,253 shares of the registrant's common stock, no par value.

          NORTH COUNTRY FINANCIAL CORPORATION
                         INDEX



PART 1.  FINANCIAL INFORMATION                                   Page No.

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            September 30, 1999 (Unaudited) and December 31, 1998       1

          Condensed Consolidated Statements of Income -
            Three and Nine Months Ended September 30, 1999
            (Unaudited) and September 30, 1998 (Unaudited)             2

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity - Three and Nine Months Ended
            September 30, 1999 (Unaudited) and
            September 30, 1998 (Unaudited)                             3

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 1999 (Unaudited) and
            September 30, 1998 (Unaudited)                             4

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                    5-7


   Item  2.  Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    8-13


PART II.  OTHER INFORMATION

  Item 6. Exhibits and Reports on Form 8-K                             14

  SIGNATURES                                                           15

          NORTH COUNTRY FINANCIAL CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEETS
               (In thousands of dollars)


                                                September 30,    December 31,
                                                   1999               1998
                                                (Unaudited)
ASSETS
  Cash and due from banks                        $  40,270         $  16,593
  Federal funds sold                                   411             6,048
                                                 ---------         ---------
     Total cash and cash equivalents                40,681            22,641

  Securities available for sale                     28,202             8,565
  Federal Home Loan Bank stock                       3,034             3,034

  Total loans                                      446,902           411,720
     Allowance for loan losses                      (6,253)           (6,112)
                                                  ---------         ---------
                                                   440,649           405,608
  Premises and equipment                            19,311            17,938
  Other assets                                      15,735            13,595
                                                 ---------         ---------
     Total assets                                $ 547,612         $ 471,381
                                                 =========         =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                         $  42,709         $  42,077
     Interest-bearing                              410,736           362,885
                                                 ---------         ---------
       Total deposits                              453,445           404,962
  Other borrowings                                  37,145            23,270
  Accrued expenses and other liabilities             4,429             3,680
                                                 ---------         ---------
     Total liabilities                             495,019           431,912

   Guaranteed preferred beneficial interests
    in the Corporation's subordinated debentures    12,450                 -
                                                 ---------         ---------
Shareholders' equity
   Preferred stock, no par value, 500,000 shares
     authorized, no shares outstanding
   Common stock, no par value, 18,000,000 shares
     authorized, 7,010,605 and 7,130,760 issued and
     outstanding at September 30, 1999
     and December 31, 1998                          16,619            19,436
   Retained earnings                                23,601            19,989
   Accumulated other comprehensive income, net         (77)               44
                                                 ---------         ---------
    Total shareholders' equity                      40,143            39,469
                                                 ---------         ---------
      Total liabilities and shareholders' equity $ 547,612         $ 471,381
                                                 =========         =========


See accompanying notes to condensed consolidated financial statements.

         NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
   (In thousands of dollars, except per share data)
                      (Unaudited)


                                     Three months ended    Nine months ended
                                       September 30,         September 30,
                                     1999       1998       1999         1998
Interest income
  Loans, including fees            $10,201     $9,370     $29,546     $27,720
  Securities
     Taxable                           414        185         767         582
     Exempt from federal taxation       65         14          94          18
  Other                                111         98         303         345
                                   --------   --------    --------   --------
                                    10,791      9,667      30,710      28,665

Interest expense
  Deposits                           4,711      4,165      13,386      12,238
  Other borrowings                     572        382       1,436         975
                                   --------   --------    --------   --------
                                     5,283      4,547      14,822      13,213


Net interest income                  5,508      5,120      15,888      15,452

Provision for loan losses              213        450         639       1,125
                                   --------   --------    --------   --------

Net interest income after
  provision for loan losses          5,295      4,670      15,249      14,327

Noninterest income
  Service charges on deposit accounts  529        333       1,421       1,043
  Gain (loss) on sales of loans          3         28          63          83
  Gain on sales of securities            -          -           -          44
  Net gain on sale of branches         430          -           -           -
  Other                                261        301       1,003         750
                                   --------   --------    --------   --------
                                     1,223        662       2,487       1,920

Noninterest expense
  Salaries and employee benefits     1,761      1,590       4,763       4,798
  Occupancy and equipment              642        632       1,894       1,798
  Other                              1,888      1,509       5,237       4,789
                                   --------   --------    --------   --------
                                     4,291      3,731      11,894      11,385
                                   --------   --------    --------   --------

Income before income tax expense     2,227      1,601       5,842       4,862

Income tax expense                     500        453       1,267       1,247
                                   --------   --------    --------   --------

Net income                        $  1,727    $ 1,148      $ 4,575    $ 3,615
                                  ========   ========     ========   ========
Basic earnings per common share   $    .25    $   .16      $   .65    $   .51
                                  ========   ========     ========   ========
Diluted earnings per common share $    .24    $   .16      $   .64    $   .50
                                  ========   ========     ========   ========
Dividends  paid per common share  $    .05    $   .04      $   .14    $   .13
                                  ========   ========     ========   ========

See accompanying notes to condensed consolidated financial statements.

                   NORTH COUNTRY FINANCIAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (In thousands of dollars)
                            (Unaudited)


                                    Three months ended   Nine months ended
                                       September 30,       September 30,
                                    1999        1998      1999         1998

Balance - beginning of period     $39,035     $37,760    $39,469     $36,592

Net income for period               1,727       1,148      4,575       3,615
Net change in net unrealized gain
  on securities available for sale     (2)          9       (121)          1
                                  --------    --------    --------   --------
  Total comprehensive income        1,725       1,157      4,454       3,616

Cash dividends                       (323)       (315)      (963)       (934)

Issuance of common stock              105         594        309         875

Common stock retired                 (399)          -     (3,126)       (953)
                                  --------    --------   --------   ---------
Balance - end of period           $40,143     $39,196    $40,143     $39,196
                                  ========    ========   ========   =========




See accompanying notes to condensed consolisated financial statements.

         NORTH COUNTRY FINANCIAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
               (In thousands of dollars)
                      (Unaudited)


                                                      Nine months ended
                                                        September 30,
                                                      1999         1998
Cash flows from operating activities
  Net income                                      $  4,575       $  3,615
  Adjustments to reconcile net income to
    net cash from operating activities
     Depreciation and amortization                   1,706          1,574
     Provision for loan losses                         639          1,125
     Gain on sales of securities                         -            (44)
     Net gain on sale of branches                     (430)             -
     Change in other assets                             37          2,317
     Change in other liabilities                       804            (62)
                                                  ---------       ---------
       Net cash from operating activities            7,331          8,525

Cash flows from investing activities
  Purchase of securities available for sale        (23,634)        (4,000)
  Proceeds from sales of securities
    available for sale                                                752
  Proceeds from maturities, calls or paydowns
    of securities available for sale                 3,663          3,943
  Net increase in loans                            (35,680)       (26,929)
  Purchase of premises and equipment                (2,206)        (1,900)
  Net cash paid for sale of branches               (10,801)             -
  Net cash received for net liabilities
    assumed in acquisition of branches              15,504              -
                                                  ---------      ---------
       Net cash from investing activities          (53,154)       (28,134)

Cash flows from financial activities
  Net increase in deposits                          41,886         26,626
  Proceeds from other borrowings                    26,000         10,500
  Payment on other borrowings                      (12,125)        (6,052)
  Proceeds from issuance of common stock               309            876
  Retirement of common stock                        (3,126)          (953)
  Net proceeds from the issuance of guaranteed
    preferred beneficial interests in the
    Corporation's subordinated debentures           11,882              -
  Payment of cash dividends                           (963)          (934)
                                                  ---------       ---------
     Net cash from financing activities             63,863         30,063
                                                  ---------       ---------
Net change in cash and cash equivalents             18,040         10,454

Cash and cash equivalents at beginning of period    22,641         11,143
                                                  ---------       ---------
Cash and cash equivalents at end of period         $40,681        $21,597
                                                  =========       =========
Supplemental disclosures of cash flow information
  Increases related to branch acquisitions:
     Premises and equipment, net                   $  (286)
     Core deposit intangibles and goodwill          (1,680)
     Deposits                                       17,463
     Other liabilities                                   7
  Decreases related to branch sales:
     Premises and equipment, net                        65
     Deposits                                      (10,866)


 See accompanying notes to condensed consolidated financial statements.

           NORTH COUNTRY FINANCIAL CORPORATION
  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                     (Unaudited)

1.BASIS OF PRESENTATION

  The   unaudited   condensed  consolidated   financial
  statements  of  North  Country Financial  Corporation
  (the  Registrant)  have been prepared  in  accordance
  with  generally  accepted accounting  principles  for
  interim  financial information and  the  instructions
  to  Form  10-Q  and  Rule 10-01  of  Regulation  S-X.
  Accordingly,  they  do  not  include   all   of   the
  information  and  footnotes  required  by   generally
  accepted    accounting   principles   for    complete
  financial  statements.  In the opinion of management,
  all   adjustments  (consisting  of  normal  recurring
  accruals)   considered   necessary   for    a    fair
  presentation  have been included.  Operating  results
  for  the  nine-month period ended September 30,  1999
  are  not  necessarily indicative of the results  that
  may  be  expected  for the year ending  December  31,
  1999.     The    unaudited   consolidated   financial
  statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1998.

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

2.FUTURE ACCOUNTING CHANGES

  In  June  1998,  the  Financial Accounting  Standards
  Board   ("FASB")   issued  Statement   of   Financial
  Accounting  Standards  ("FAS") No.  133,  "Accounting
  for  Derivative Instruments and Hedging  Activities".
  This   Statement   requires   that   all   derivative
  financial instruments be recognized as either  assets
  or  liabilities  in  the Balance  Sheet.   Derivative
  financial  instruments not designated as hedges  will
  be  measured at fair value with changes in fair value
  being  recognized  in  earnings  in  the  period   of
  change.   If a derivative is designated as  a  hedge,
  the  accounting for changes in fair value will depend
  on   the   specific  exposure  being   hedged.    The
  Statement  is  effective for fiscal  years  beginning
  after  June  15,  2000.  Management,  at  this  time,
  cannot   determine  the  effect  adoption   of   this
  Statement  may  have  on  the consolidated  financial
  statements  of  the  Registrant  as  the  effect   is
  dependent on the amount and nature of derivatives and hedges held at the time of adoption of the Statement.


3.EARNINGS PER SHARE

  The factors used in the earnings per share computation follow.

     (In thousands, except per share data)
                                               Three months     Nine months
                                                  ended            ended
                                               September 30,    September 30,
                                               1999     1998    1999    1998
  Basic earnings per common share:
    Net income                               $1,727   $1,148   $4,575  $3,615
    Weighted average common shares
      outstanding                             7,015    7,132    7,040   7,133
                                             -------  -------  ------- ------
     Basic earnings per common share         $  .25   $  .16   $  .65  $  .51
                                             =======  =======  ======= ======
  Diluted earnings per common share:
    Net income                               $1,727   $1,148   $4,575  $3,615

    Weighted average common shares outstanding
      for basic earnings per common share     7,015    7,132    7,040   7,133
    Add:  Dilutive effect of assumed exercises
      of stock options                           58       92       84      92
    Add:  Dilutive effect of directors'
      deferred stock compensation                 5        -        7       -
     Average shares and dilutive potential   -------  -------  -------  ------
       common shares                          7,078    7,224    7,131   7,225
                                             -------  -------  -------  ------
      Diluted earnings per common share      $  .24   $   .16  $  .64   $ .50

  All share and per share amounts in this filing have been retroactively adjusted to reflect the August of 1998 3-for-1 stock split.

4.INVESTMENT SECURITIES

  The  amortized  cost  and  estimated  fair  value  of
  investment  securities  available  for  sale  as   of
  September 30, 1999 and December  31, 1998 are as follows:
                                  September 30, 1999       December 30, 1998
                                Amortized   Estimated    Amortized   Estimated
                                  Cost      Fair Value    Cost       Fair Value
 U.S. Treasury securities and
   obligations of U.S.
   Government agencies and
   corporations               $ 8,923,871  $ 8,649,650  $ 4,645,681 $ 4,692,221
 Obligations of states and
   political subdivisions      13,416,203   13,670,956      999,922   1,020,890
 Other debt securities            500,000      500,000            -          -
 Mortgage-related securities    5,478,451    5,381,137    2,852,872   2,852,171
                              ------------  ----------- ------------ ----------
   Total investment securities
      available for sale      $28,318,525  $28,201,743   $8,498,475  $8,565,282
                              ============ ===========  ============ ==========

5.ALLOWANCE FOR LOAN LOSSES

  Activity in the allowance for loan losses for the nine months ended September 30, 1999 and 1998, are summarized as follows:

               (In thousands of dollars)
                                            September 30, September 30,
                                                 1999       1998

   Balance at beginning of period               $ 6,112   $ 5,600
   Charge-offs                                    (573)     (533)
   Recoveries                                        75        78
   Provision for loan losses                        639     1,125

                                                $ 6,253   $ 6,270

  Information regarding impaired loans follows:

               (In thousands of dollars)
                                              As of and     As of and
                                             for the nine   for the year
                                             months ended     ended
                                            September 30,   December 31,
                                                 1999          1998

   Average investment in impaired loans       $ 5,438       $ 6,155
   Balance of impaired loans                    5,489         6,073

6.OTHER BORROWINGS

  Other borrowings consist of the following at September 30, 1999 and December 31, 1998:

                                              September 30,    December 31,
                                                   1999            1998
                                                (In thousands of dollars)
     Federal Home Loan Bank advances
     at various rates with various
     maturities (see annual
     financial statements
     as referenced in Note 1)                 $35,334           $20,607

     Farmers Home Administration,
     $2,000,000 fixed rate line
     agreement  maturing
     August 24, 2024, interest
     payable at 1%                              1,811            1,875

     Notes  payable  to  South
     Range State Bank's former
     stockholders, maturing in
     three     equal    annual
     installments    beginning
     February     1,     1997,
     interest payable at 5.2%                       -             788
                                              ----------     -----------
                                              $ 37,145       $ 23,270

  The   Federal   Home   Loan   Bank   borrowings   are
  collateralized by a blanket collateral  agreement  on
  the    Registrant's   residential   mortgage   loans.
  Prepayment  of  the  advances  is  subject   to   the
  provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 1999. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.


7.CURRENT EVENTS

  A  business  trust subsidiary of the Registrant  sold
  12,450  of  Trust Preferred Securities at $1,000  per
  preferred  security  in  a May  1999  offering.   The
  proceeds   from  the  sale  of  the  Trust  Preferred
  Securities  were used by the Registrant's  subsidiary
  to  purchase  an  equivalent amount  of  Subordinated
  Debentures  of  the Registrant.  The Trust  Preferred
  Securities carry a distribution floating rate of  the
  3-month  LIBOR plus 2.5%, have a stated  maturity  of
  May  14,  2029, and are guaranteed by the Registrant.
  The  securities are redeemable at par after  May  14,
  2009.    Distributions   on   the   Trust   Preferred
  Securities are payable quarterly on February 14,  May
  14,   August   14   and  November  14.    The   first
  distribution was paid on August 14, 1999.

  In  May  1999,  the Registrant acquired  branches  in
  Kaleva   and   Mancelona,  Michigan  from  Huntington
  National  Bank.   The transaction  is  accounted  for
  under   the  purchase  method  of  accounting.    The
  Registrant  assumed approximately  $17.5  million  in
  deposits,  and  acquired  approximately  $286,000  in
  premises,  equipment  and  sundry  assets,  and  $1.7
  million   of   intangible  assets,  as   more   fully
  disclosed in the Condensed Consolidated Statements of Cash Flows.

  On  July  23, 1999, the Registrant sold  two  of  its
  branch  offices located in Rudyard and Cedarville  in
  Michigan's  Upper  Peninsula with total  deposits  of
  approximately $11 million resulting in a net gain  on
  sale   of  approximately  $430,000,  as  more   fully
  disclosed  in  the Condensed Consolidated  Statements
  of   Cash  Flows.   These  branch  dispositions   are
  consistent   with   the  Registrant's   strategy   of
  improving  operating  efficiency  by  maintaining   a
  presence   only  in  locations  such  as   commercial
  centers where it can operate profitably.

  In  addition  to the branch acquisitions  and  branch
  sales   noted  above,  the  Registrant   closed   the
  Watersmeet and Lake Linden branch offices  in  August
  of  1999.   The deposits and loans for these  offices
  were  transferred  to  existing  branches  in  nearby
  locations.   The  Registrant also  opened  a  private
  banking branch in the Bay Harbor area of Petoskey, Michigan in September of 1999.

ITEM 2. MANGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERTATIONS


The  following  discussion and  analysis  of  financial
condition and results of operations provides additional
information   to  assess  the  condensed   consolidated
financial statements of the Registrant and its wholly-owned subsidiaries through the third quarter of 1999.
The discussion should be read in conjunction with those statements and their accompanying notes.

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


Forward-Looking Statements:

This report contains certain forward-looking statements
within the meaning of Section 27A of the Securities Act
of  1933, as amended, and Section 21E of the Securities
Exchange  Act  of  1934,  as amended.   The  Registrant
intends  such forward-looking statements to be  covered
by  the  safe  harbor  provisions  for  forward-looking
statements  contained in the Private Securities  Reform
Act  of  1995,  and  is including  this  statement  for
purposes  of  these  safe harbor provisions.   Forward-
looking   statements,  which  are  based   on   certain
assumptions  and describe future plans, strategies  and
expectations   of   the   Registrant,   are   generally
identifiable  by use of the words "believe",  "expect",
"intend",   "anticipate",  "estimate",   "project"   or
similar  expressions.   The  Registrant's  ability   to
predict results or the actual effect of future plans or
strategies  is  inherently  uncertain.   Factors  which
could  have a material adverse affect on the operations
and   future  prospects  of  the  Registrant  and   the
subsidiaries include, but are not limited  to,  changes
in:    interest  rates,  general  economic  conditions,
legislative/regulatory  changes,  monetary  and  fiscal
policies of the U.S. Government, including policies  of
the  U.S.  Treasury and the Federal Reserve Board,  the
quality  or  composition  of  the  loan  or  investment
portfolios,  demand for loan products,  deposit  flows,
competition,  demand  for  financial  services  in  the
Registrant's  market  area and  accounting  principles,
policies and guidelines.  These risks and uncertainties
should  be  considered  in  evaluating  forward-looking
statements and undue reliance should not be  placed  on
such  statements.  Further information  concerning  the
Registrant   and  its  business,  including  additional
factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.


Financial Highlights:

Year  to  date  consolidated net income was  $4,575,000
through  September 30, 1999 compared to $3,615,000  for
the  same  period in 1998.  Diluted earnings per  share
increased from $.50 through September 30, 1998, to $.64
for  the  same  period  in 1999.   The  loan  portfolio
continues  a significant growth trend with gross  loans
increasing $35,182,000 or 8.5% since December 31, 1998.
Loan  growth remains focused in the commercial  lending
and  leasing areas.  The loan growth in 1999  has  been
funded  primarily through an increase  in  the  deposit
portfolio.   Deposits  have  increased  $48,483,000  or
12.0% since December 31, 1998. The primary area of deposit growth for the Registrant has been in interest-bearing demand accounts.


Financial Condition:

Cash  and  Cash Equivalents:  Cash and cash equivalents
increased  $18.0 million through the third  quarter  of
1999.   The increase was largely funded by an  increase
in deposits as discussed more fully below, and is available for planned future growth in the Bank's loan and investment portfolios, as well as to provide additional liquidity in anticipation of the Year 2000.

Investment  Securities:  Available for sale  securities
increased approximately $19.6 million through the third
quarter  of 1999.  The mix of the portfolio has changed
from December 31, 1998, as more fully disclosed in Note
4   of   Notes  to  Condensed  Consolidated   Financial
Statements contained herein. The growth is a result of asset and liability strategies to manage interest rate risk through the diversification of the balance sheet from the purchase of investment securities funded by additional borrowings. Management has utilized its available capacity to borrow additional funds at the Federal Home Loan Bank in order to match the pricing and maturity of investment security purchases.

Loans:   Through  the  third  quarter  of  1999,   loan
balances   increased  by  $35.2  million.    Management
believes  loans  provide  the most  attractive  earning
asset  yield  available  to  the  Registrant  and  that
trained   personnel  and  controls  are  in  place   to
successfully  manage a growing portfolio.  Accordingly,
management intends to continue to maintain loans  at  a
high  level  while maintaining adequate liquidity.   As
shown   in  the  table  below,  the  loan  mix  remains
relatively   constant  with  a   slight   increase   in
commercial loans as a percent of total loans for the nine months ended September 30, 1999 compared to December 31, 1998.

Management is aware of the risk associated with an increase in average balances of loans but believes that the current level in the allowance for loan losses is adequate. At September 30, 1999 the allowance for loan losses was equal to 1.40% of total loans outstanding compared to 1.48% at December 31, 1998. The allocation of the allowance for loan losses between portfolio categories has not changed significantly since December
31, 1998.

Loans to general commercial businesses increased by $34.1 million through the third quarter of 1999.
Management continues to focus on loan growth through an increase in the commercial lending area. A significant portion of the growth is due to the Bank's continued ability to penetrate growth markets such as Marquette and Sault Ste. Marie.

The   other   loan  categories  have  remained   fairly
consistent  at  September 30,  1999  when  compared  to
December 31, 1998.
               (In thousands of dollars)
                                September 30,   % of   December 31,   % of
                                      1999     Total      1998       Total
  Loans:
  Commercial real estate           $78,396     17.6%    $82,207      20.0%
  Commercial, financial,
    and agricultural               170,914     38.2     136,820      33.2
  Leases:
     Commercial                     22,699      5.1      20,097       4.9
     Governmental                   43,703      9.8      40,098       9.7
  1-4 family residential
    real estate                    102,338     22.9      97,415      23.7
  Consumer                          18,074      4.0      23,160       5.6
  Construction                      10,778      2.4      11,923       2.9
                                  --------    ------   ---------    ------
                                  $446,902    100.0%   $411,720     100.0%

Credit Quality:  Management analyzes the allowance  for
loan losses in detail on a monthly basis to ensure that
the  losses  inherent  in  the portfolio  are  properly
reserved  for  in the allowance for loan  losses.   The
Registrant's success in maintaining excellent credit quality is demonstrated in its historical charge-off percentage. Net charge-offs to gross loans outstanding was .11% for September 30, 1999 and 1998. Charge-offs for the period ended September 30, 1999 increased only
$40,000 from the same period in 1998 despite strong growth in the loan portfolio. This is mainly the result of management's continued efforts to improve credit quality in such portfolios. Accordingly, the provision for loan losses was decreased from $1,125,000 in the nine-month period ended September 30, 1998 to $639,000 for the same period in 1999.

The  table  presented below shows the balance  of  non-
performing loans, which include nonaccrual loans, loans
90  or  more  days  past due and  still  accruing,  and
renegotiated  loans  as  of  September  30,  1999   and
December 31, 1998.

               (In thousands of dollars)
                                                  September 30,  December 31,
                                                       1999         1998

  Nonaccrual loans                                   $  498        $ 2,174
  Loans 90 days or more past due and still accruing   1,467          1,238

While loans 90 days or more past due have increased by $229,000 or 18.5% since December 31, 1998, nonaccrual loans have decreased by $1,676,000 or 77.1%.
Management is actively managing the current loan delinquencies and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were .44% and .83% at September 30, 1999 and December 31, 1998, respectively.

Deposits:   Total  deposits through the  third  quarter
have increased $48.5 million.  Interest bearing deposit
balances   increased   through  September   30,   1999,
continuing a trend from 1998.   The increase  in  total
deposits of $17.5 million was the result of the  branch
acquisitions during the second quarter of 1999, as more
fully   disclosed  in  the  Notes  to   the   Condensed
Consolidated  Financial Statements,  contained  herein.
The  remaining growth has come from the branch network,
as management has continued to offer attractive deposit
products  to its customers, generally through  premium-
based   certificate  of  deposit  programs  and  higher
yielding savings accounts.

Borrowings:   The Registrants branching  network  is  a
relatively  high cost network in comparison  to  peers.
Accordingly,  the  Registrant uses alternative  funding
sources to provide funds for lending activities.  Other
borrowings increased by $13.9 million through the third
quarter of 1999 (refer to the table presented in Note 6
of   the  Notes  to  Condensed  Consolidated  Financial
Statements contained herein) as a result of  asset  and
liability  strategies  utilized  to  grow  the   Bank's
investment security portfolio as described  above.   At
September   30,  1999,  $35.3  million  of  the   total
borrowings  were  from the Federal Home  Loan  Bank  of
Indianapolis.   Alternative sources of funding  can  be
obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

Guaranteed  Preferred  Beneficial  Interests   in   the
Corporation's Subordinated Debentures:  Consistent with
the   Registrant's  strategic  plan,   the   Registrant
completed a private offering in May 1999 of Capital, or
Trust   Preferred,   securities  in   the   amount   of
$12,450,000.  Such amounts will be used to support  the
Registrant's  current  capital  position  allowing  for
future  growth and increased common shareholder  value.
Under   regulatory  guidelines,  such  securities   are
eligible as regulatory capital, as defined, subject to certain limitations.

Shareholder's   Equity:   Total  shareholder's   equity
increased approximately $.7 million from December 31, 1998 to September 30, 1999. The increase primarily resulted from net income of $4.6 million offset by the repurchase of common stock of $3.1 million and cash dividends paid of $1.0 million. The Registrant will continue to selectively repurchase common stock as opportunities arise.


Results of Operations:

Net  Interest  Income:   Net interest  income  for  the
quarter  ended  September 30, 1999  increased  by  7.6%
compared to the same period one year ago.  The increase
in  net  interest income was largely the result  of  an
increase  in  the average volume of the loan  portfolio
for  the  third quarter of 1999 compared to  the  third
quarter  of  1998.  The increase related to volume  was
partially  offset  by a decrease in  the  net  interest
margin.   The  net interest margin, on a fully  taxable
equivalent     basis    for    the    quarter     ended
September 30, 1999 was 4.72%, compared to 5.04% for the
same  period of 1998.  The decrease in the net interest
margin  has  been  impacted by the  low  interest  rate
environment   and  the  competitive   nature   of   the
Registrant's  market.   Interest  income   from   loans
represented  94.5%  of total interest  income  for  the
third  quarter of 1999 compared to 96.9% for  the  same
period  of  1998.   In all cases, the total  amount  of
interest income and the yield on total earning assets is strongly influenced by lending activities.

Net interest income for the nine months ended September
30,  1999 increased by 2.8% compared to the same period
in  1998.  The net interest margin, on a fully  taxable
equivalent  basis for the nine months  ended  September
30,  1999  decreased from 5.15% for the same period  in
1998  to  4.74% for the same reasons mentioned  in  the
preceding   paragraph.   Interest  income  from   loans
represented 96.2% of total interest income through the third quarter of 1999 compared to 96.7 % for the same period of 1998.

Provision  for  Loan Losses:  The Registrant  maintains
the  allowance for loan losses at a level  adequate  to
cover losses inherent in the portfolio.  The Registrant
records  a  provision  for  loan  losses  necessary  to
maintain  the allowance at that level after considering
factors   such  as  loan  charge-offs  and  recoveries,
changes  in  the  mix of loans in the  portfolio,  loan
growth, and other economic factors.  The provision  for
loan  losses decreased by $237,000 for the three months
ended  September  30, 1999 and $486,000  for  the  nine
months  ended September 30, 1999 compared to  the  same
periods   in  1998  primarily  as  a  result   of   the
Registrant's   favorable  net   charge-off   and   non-
performing   loan   trends  as  previously   discussed.
Management continues to fund the allowance  at  a  rate
consistent  with its analysis of problem credits,  also
considering  changes in the size and mix  of  its  loan
portfolio.   The  allowance for loan  losses  to  gross
loans was 1.40% and 1.48% at September 30, 1999 and December 31, 1998, respectively.

Noninterest  Income:  Noninterest income  increased  by
$561,000 for the three months ended September 30,  1999
compared to the same period in 1998. The increase was primarily due to an increase in other noninterest income of $390,000, largely the result of the net gain on the sale of the Rudyard and Cedarville branches as discussed in Note 7, and an increase in service charges on deposit accounts of $196,000.

Noninterest income increased by $567,000 for the nine months ended September 30, 1999 compared to the same period one year ago. The increase was the result of an increase in service charges on deposits of $378,000 and an increase in other noninterest income of $253,000.
As discussed above, the increase in other noninterest income was mainly due to the net gain on the sale of the Rudyard and Cedarville branches.

Noninterest  Expenses:  Noninterest  expense  increased
$560,000 for the three months ended September 30,  1999
compared  to  the  same  period  of  1998.   A  primary
objective of management is to hold the rate of increase
in  this  category below future asset  growth.   Assets
increased 20% from September 30, 1998 to September  30,
1999.  Salary expense increased by $171,000 during  the
third quarter of 1999 compared to the second quarter of
1998.   Occupancy expense increased by $10,000 for  the
third  quarter of 1999 compared to the same  period  in
1998.   Other noninterest expense increased by $379,000
for  the  third quarter of 1999 compared  to  the  same
period  in  1998.  This increase is mainly  due  to  an
increase   in   professional  fees  related   to   data
processing.

Noninterest expense increased $509,000 or 4.5% for  the
nine  months ended September 30, 1999 compared  to  the
same  period  of  1998.  Management believes  this  low
level   of   growth  is  attributable  to   significant
efficiencies obtained in operational areas of the  Bank
based  on a heightened level of management emphasis  in
this  area.   The increase in noninterest  expense  was
primarily  due  to  an  increase in  other  noninterest
expense  of $448,000 for reasons noted in the preceding
paragraph.   Occupancy  expense increased  $96,000  and
salary expense decreased $35,000 for the nine months ended September 30, 1999 compared to same period of 1998.

Federal Income Tax: The provision for income taxes was 22.5% of income before income tax for the quarter ended
September 30, 1999 compared to 28.3% for the quarter ended September 30, 1998. For the nine months ended
September 30, 1999, the provision for income taxes was 21.7% of income compared to 25.6% for the same period in 1998. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger percentage of total interest income.


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

As  of  September  30,  1999,  the  Registrant  had   a
cumulative liability gap position of approximately $205
million  within the one-year timeframe.  This  position
suggests  that if the market interest rates decline  in
the next 12 months, the Registrant has the potential to
earn  more net interest income.  Conversely, if  market
interest  rates  increase in the next  12  months,  the
Registrant has the potential to earn less net  interest
income.    Management  believes  that  it  is  properly
positioned against significant changes in rates without severely altering operating results.


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
                                                  Risk-Based   Risk-Based
                                         Leverage   Capital     Capital
                                          Ratio      Ratio       Ratio

  Regulatory minimum                        4.0%     4.0%        8.0%

  The Registrant
     September 30, 1999                     8.6     12.0        13.2
     December 31, 1998                      7.2      9.4        10.7

The  capital  levels as of September 30,  1999  include
adjustment   for  the  Capital,  or  Trust   Preferred,
Securities  issued  in  May 1999,  subject  to  certain
limitations.   Federal  Reserve  guidelines  limit  the
amount of cumulative preferred securities which can  be
included  in  Tier 1 capital to 25%  of  total  Tier  1
capital.   As  of  September  30,  1999,  all  of   the
$12,450,000 of Capital Securities were available as Tier 1 capital of the Registrant. As previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth.

Year 2000 Issue:

In  January  1997, the Registrant and  its  subsidiary,
North  Country  Bank  and Trust,  began  assessing  the
impact  of  the  century  change  associated  with  the
failure  to  renovate, validate, and implement  mission
critical  systems to ensure they were Year  2000  (Y2K)
ready.    A  Y2K  Committee  made  up  of  a  team   of
professionals, representing all disciplines within  the
organization, was actively involved in the  assessment,
renovation,  validation,  and  implementation  of   Y2K
issues.

All  internal testing has been completed in  accordance
with the regulatory requirements, and will continue  to
be  periodically  validated and tested  throughout  the
fourth   quarter   of  1999.   A  Business   Resumption
Contingency   Plan   was   developed   which   involved
mitigating  operational  risks  should  core   business
processes fail, regardless if mission-critical  systems
were remediated for Y2K.  All expenses made to date and
expected   through   the  Y2K  date  change   regarding
preparations necessary for Y2K are consistent with amounts disclosed in prior Registrant filings.

In  March 1999, the Registrant engaged Wipfli,  Ulrich,
Bertelson to perform an independent third party  review
of  the Registrant's Y2K status.   The objective of the
third  party  review is to provide management  with  an
independent  review of the status and  satisfaction  of
regulatory   requirements  of  Y2K,   with   completion
scheduled for the fourth quarter of 1999.

The  regulators  continue to monitor  closely  the  Y2K
efforts  of  Financial Institutions.   Regulators  have
conducted  their quarterly reviews, which look  at  the
overall  progress that is made in the Registrant's  Y2K
efforts,  as  well  as  its compliance  with  federally
mandated  requirements.  Examiners check  to  see  that
financial  institutions  are  performing  any   ongoing
system  renovation  and testing  that  may  be  needed,
establishing    comprehensive    contingency     plans,
mitigating  any  identified Y2K related business  risk,
and  effectively informing their customers of their Y2K
preparedness.   In  August 1999, The Federal  Financial
Institutions  Examination Council  issued  a  statement
that 99% of Insured Financial Institutions are prepared
for  Y2K.  In October 1999, the Registrant received its
latest   regulatory  rating  from  the  Regulators,   a
positive  rating concluding "everything is  in  order."
Regulators will perform follow-up phone interviews during the weekend of the Y2K change date to ensure ending results are favorable.

              PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

(a)  The  following exhibits are filed as part ofthis report

Number                   Exhibit

3.1              Articles of Incorporation, as amended.

3.2              Bylaws, as amended.

10.1             Consulting Agreement dated September 15,
                 1999 between the Company and Ronald G. Ford.

10.2 Second Amendment to Employment Agreement dated August 18, 1999, between the Company and Ronald G. Ford.

10.3 Management Continuity Agreement dated May 22, 1996 between the Company and Sherry Littlejohn.

10.4             First Amendment to Employment Contract dated
                 August 18, 1999 between the Company and Sherry Littlejohn.

10.5 Employment Agreement dated September 1, 1997 between the Company and Anthony Palumbo.

10.6             North Country  Financial Corporation  Supplemental
                 Executive Retirement Plan.

27               Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 1999.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH COUNTRY FINANCIAL CORPORATION
                    -----------------------------------
                               (Registrant)



11/5/99                        /s/ Ronald G. Ford
---------------               ---------------------------------
Date                          RONALD G. FORD, CEO


11/5/99                        /s/ Sherry Littlejohn
---------------               ---------------------------------
Date                          SHERRY LITTLEJOHN
                              CHIEF ACCOUNTING OFFICER,
                              PRESIDENT AND COO