Form 10-K
period 1999-12-31
NORTH COUNTRY FINANCIAL CORP
filed 2000-03-28
CIK 36506

FORM 10-K
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

   [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

      For the fiscal year ended December 31, 1999

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _______ to ________

            Commission file number 0-20167

          NORTH COUNTRY FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

            MICHIGAN               38-2062816
            (State of other        (I.R.S. Employer
            jurisdiction of        Identification No.)
            incorporation or
            organization)

   3530 North Country Drive, Traverse City, Michigan   49684
       (Address of principal executive offices)      (Zip Code)

  Registrant's telephone number, including area code:  (231) 929-5600

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in
Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $14.00 as of March 21, 2000, was $87.1 million. As of March 21, 2000, there were outstanding
6,995,067 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the
Corporation's 1999 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held April 18,
2000 are incorporated by reference into Part III of this Report.

                        PART I

                   ITEM 1:  BUSINESS

                        General

     North Country Financial Corporation (the
"Registrant" or "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974.
The Corporation changed its name from "First Manistique
Corporation" to "North Country Financial Corporation" on April 14, 1998. The Registrant owns all of the outstanding stock of its banking subsidiary, North
Country Bank and Trust (the "Bank"). The Registrant also owns all of the outstanding stock of five nonbank subsidiaries: First Manistique Agency, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a nonprofit relending company; North Country Financial Group, a corporation which provides tax-exempt lease/purchase financing to municipalities; North Country Capital
Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities;
and NCB Real Estate Company, which owns several properties used by the Bank. The Bank represents the principal asset of the Registrant. The Registrant and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities along with other permitted activities closely related to banking, namely credit life and accident and health insurance.

     The Registrant became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, on April 1, 1976, when it acquired First
Northern Bank and Trust ("First Northern").  On May 1,
1986, Manistique Lakes Bank merged with First Northern, with the survivor being First Northern. The Registrant acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Registrant until September 30, 1995, when it was merged into First
Northern with First Northern being the survivor.  First
Northern acquired a substantial portion of the banking assets and assumed a substantial portion of the banking liabilities of Newberry State Bank on December 8, 1994, in exchange for cash. First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank on September 15, 1995, in exchange for cash. The Registrant acquired all of the outstanding stock of South Range State Bank ("South
Range") on January 31, 1996, in exchange for cash and notes. On August 12, 1996, First Northern and South
Range changed their names to North Country Bank and Trust and North Country Bank, respectively. On
February 4, 1997, the Registrant acquired all of the outstanding stock of UP Financial Inc., the parent holding company of First National Bank of Ontonagon
("Ontonagon").  Ontonagon was merged into North Country
Bank with North Country Bank being the survivor.  North
Country Bank was operated as a separate banking subsidiary of the Registrant until March 10, 1998, when it was merged into North Country Bank and Trust with North Country Bank and Trust being the survivor. On
June 25, 1999, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Kaleva and Mancelona branches of Huntington National Bank in exchange for cash. On July 23, 1999, North Country
Bank and Trust sold the fixed assets and deposits of the Rudyard and Cedarville branches to Central Savings
Bank in exchange
for cash.  On January 14, 2000, North
Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper
Michigan in exchange for cash.

     The Corporation is headquartered in Traverse City,
Michigan. The executive offices and mailing address of the Corporation are located at 3530 North Country
Drive, Traverse City, Michigan 49684.

     The Bank is headquartered in Manistique, Michigan.
The Bank has 22 branch offices located in the Upper
Peninsula of Michigan and five branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Grand Traverse, Otsego, Manistee, Antrim,
Emmet, Schoolcraft, Menominee, Delta, Dickinson,
Hougton, Ontonagon, Baraga, Marquette, Luce, Alger,
Mackinac, and Chippewa counties. The Bank provides drive-in convenience at 20 branch locations and has automatic teller machines operating at 12 locations.
The Bank has no foreign offices.

     The Bank is engaged in the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing.

              Forward-Looking Statements

     The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe," "will," "expect," and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Corporation's actual future results could materially differ from those discussed. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

     * General economic conditions, either nationally or the state in which the Corporation does business;
     * Legislation or regulatory changes which adversely affect the businesses in which the Corporation is engaged;
     * Changes in the interest rate environment which reduce interest rate margins;
     * Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;
     * Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;
     * Changes in consumer spending, borrowing and savings habits;
     *  Technological changes;

     * Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;
     * The Corporation's ability to increase market share and control expenses;
     * The effect of compliance with legislation or regulatory changes;
     * The effect of changes in accounting policies and practices;
     * The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and
     * The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

     All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

             Principal Sources of Revenue

     The principal source of revenue for the Registrant is interest and fees on loans and investment income.
The sources of income for the three most recent years are as follows (in thousands):

                                       1999      1998      1997

     Interest and fees on loans      $40,457   $37,284   $34,526
     Investment income                 1,670       717     1,065
     Other interest income               422       497       373
     Noninterest income                3,538     2,651     1,638

                       Employees

     As of December 31, 1999, the Corporation and its subsidiaries employed in the aggregate approximately
180 employees, of which approximately 160 are full-time employees.

                      Competition

     Banking is a highly competitive business. In addition to other banks, the Bank also competes for loans and deposits with savings and loan associations, credit unions, investment firms, and large national retailers, and competes for deposits with money market funds. In order to successfully compete, management has developed a sales and service culture, stresses and rewards quality customer service, and designs products to meet the needs of the customer. The Bank also utilizes its ability to sell loans in the secondary market.

                       Business

     The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan.
Fees may be charged for these services. Historically, the Bank has predominantly sold its conforming residential mortgage loans in the secondary market.
The Bank also finances commercial and governmental leases throughout the country; the leases are originated by unrelated entities or the Registrant's subsidiary, North Country Financial Group. The Bank reviews the credit quality of each lease before entering into a financing agreement.

     The Bank supports the growth of the service industry, with its year round resort and related businesses, gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the market areas of the Bank is affected by summer and winter tourism activities and, accordingly, the Bank experiences seasonal consumer and commercial deposit growth, with substantial growth increases from May to September.

     There are no material concentrations of credit to, nor have material portions of the Bank's deposits been received from, a single person, industry, group, or geographical location.

     The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank of
Indianapolis provides an additional source of liquidity and long-term funds. Membership in the Federal Home
Loan Bank also provides access to additional advantageous lending programs. The Community
Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

     The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. The Bank also uses the Internet to attract certificates of deposits in denominations of $100,000 or more. These large denomination deposits approximated 7.6% of total deposits at December 31, 1999.

     The Bank also uses federal funds purchased from correspondent banks and the Federal Reserve Bank to respond to deposit fluctuations and temporary loan demands.

     As of December 31, 1999, the Bank had no material risks attendant to foreign sources. See the "Interest
Rate Risk" and "Foreign Exchange Risk" sections in
Management's Discussion and Analysis of Financial
Condition and Results of Operation for details on the Registrant's foreign account activity.

     Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank's capital expenditures, earnings, or competitive position.

              Supervision and Regulation

     As a registered bank holding company, the Corporation is subject to regulation and examination by the Board of Governors of the Federal Reserve System
(the "Federal Reserve Board") under the Bank Holding
Company Act, as amended (the "BHCA"). The Bank is subject to regulation and examination by the Michigan
Financial Institutions Bureau and the FDIC.

     Under the BHCA, the Corporation is subject to
periodic examination by the Federal Reserve Board, and
is required to file with the Federal Reserve Board
periodic reports of its operations and such additional
information as the Federal Reserve Board may require.
In accordance with Federal Reserve Board policy, the
Corporation is expected to act as a source of financial
strength to the Bank and to commit resources to support
the Bank in circumstances where the Corporation might
not do so absent such policy.   In addition, there are
numerous federal and state laws and regulations which regulate the activities of the Corporation, the Bank and the nonbank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.

     Federal banking regulatory agencies have established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required it warranted by the particular circumstances or risk profiles of individual banking organizations.
The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 capital leverage ratio applicable to it.

     Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized,"
"undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 1999 and 1998, the most recent notification from the Federal Reserve categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action.
There are no conditions or events since that notification that management believes have changed the Corporation's category. The Bank's risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and the Bank has been deemed well capitalized as of December 31, 1999 and 1998.

     Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

     The laws and regulations to which the Corporation is subject are constantly under review by Congress, regulatory agencies and state legislatures. On
November 12, 1999, President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal
Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal
Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators.
In addition, the Act imposes strict new privacy disclosure and "opt out" requirements regarding the ability of financial institutions to share personal non-public customer information with third parties.

     Other important provisions of the Act permit merchant banking and venture capital activities, and insurance underwriting, to be conducted by a subsidiary of a financial holding company, and municipal securities underwriting activities to be conducted directly by a national bank or by its subsidiary.
Under the Act, a financial holding company may engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system.

     While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act.

     The earnings and business of the Corporation and the Bank are also affected by the general economic and political conditions in the United States and abroad and by the monetary and fiscal policies of various federal agencies. The Federal Reserve Board impacts the competitive conditions under which the Corporation operates by determining the cost of funds obtained from money market sources for lending and investing and by exerting influence on interest rates and credit conditions. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The impact of fluctuating economic conditions and federal regulatory policies on the future profitability of the Corporation and its subsidiaries cannot be predicted with certainty.

           Selected Statistical Information

     I.   Distribution of Assets, Obligations, and
Shareholders' Equity; Interest Rates and Interest
Differential

     The key components of net interest income, the average daily balance sheet for each year - including the components of earning assets and supporting obligations - the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption
"Management's Discussion and Analysis of Financial
Condition and Results of Operations" in the Registrant's 1999 Annual Report, and is incorporated herein by reference.

     An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 1999 Annual Report, and is incorporated herein by reference.

     II.  Investment Portfolio

     A.   Investment Portfolio Composition

     The following table presents the carrying value of investment securities available for sale as of December
31 (in thousands):

                                       1999        1998        1997

U.S. Treasury and federal agencies  $ 9,392      $3,513      $7,743
State and political subdivisions     16,210       1,021         830
Corporate securities                  3,008       1,290       1,138
Mortgage-related securities          14,733       2,852         392
                                    -------     -------     -------
TOTAL                               $43,343      $8,676     $10,103

     Included in the December 31, 1999 investment securities available for sale are $6.2 million of White
Mountain Apache Tribe Revenue Bonds Series 1999B.

     B.   Relative Maturities and Weighted Average
Interest Rates

     The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 1999 (fully taxable equivalent, in thousands):

                     1 Year or Less   1-5 Years    5-10 Years   Over 10 Years
U.S. Treasury and
federal agencies                                     $2,844          $6,548
State and political
subdivisions               $115         $  585       $7,085          $8,425
Corporate securities        111          1,457          500             940
Mortgage-related
securities                   22                                      14,711
Weighted average
yield (1)                 8.20%          7.04%        8.09%           7.45%

     (1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

     III. Loan Portfolio

     A.   Type of Loans

     The following table sets forth the major categories of loans outstanding for each category at December 31 (in thousands):

                             1999      1998      1997      1996     1995
Commercial, financial
and agricultural           $258,592  $219,027  $181,683  $141,555  $107,054
Real estate - construction   12,539    11,923    10,940    13,897     2,235
Real estate - mortgage      107,751    97,415    95,543    80,592    58,434
Consumer                     17,051    23,160    26,795    31,156    29,918
Leases                       70,689    60,195    57,558    47,686    23,867
                           --------  --------  --------  --------  --------
TOTAL                      $466,622  $411,720  $372,519  $314,886  $221,508

     Included in the December 31, 1999 totals are approximately $6.5 million of commercial loans and $100,000 of real estate mortgage loans to Canadian obligors.

     To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

     B.   Maturities and Sensitivities of Loans to Changes in Interest Rates

     The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 1999, based on scheduled principal repayments (in thousands). The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                          Commercial,     Real Estate
                                         Financial and    Construction
                                         Agricultural

In one year or less                        $98,545        $11,463
After one year but within five years:
  Variable interest rates                   46,645            ---
  Fixed interest rates                      50,731          1,076
After five years:
  Variable interest rates                   52,656            ---
  Fixed interest rates                      10,015            ---
TOTAL                                     $258,592        $12,539

     C.   Risk Elements

     The following table presents a summary of non-performing assets and problem loans as of December 31
(in thousands):

                         1999       1998       1997      1996      1995
Nonaccrual loans       $   95      $2,174     $1,956    $   49    $  579
Accruing loans past
due 90 days or more     2,452       1,238        698        68     1,439
Restructured loans        ---         ---        ---       ---       ---
Interest income that
would have been recorded
under original terms        3         207         93       ---       ---
Interest income
recorded during period    ---         ---        ---       ---       ---

     IV.  Summary of Loan Loss Experience

     A.   Analysis of the Allowance for Loan Losses

     Changes in the allowance for loan losses arise from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance for loan losses through provisions charged to expense. Factors which influence management's judgment in determining the provision for loan losses include establishing specified loss allowances for selected loans (including large loans, nonaccrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions. The following table presents information relative to the allowance for loan losses for the years ended December 31 (in thousands):

                             1999      1998     1997     1996     1995
Balance of allownce
for loan losses at
beginning of period        $6,112    $5,600    $4,591   $3,137   $2,350

Loans charged off:
Commercial, financial
and agricultural              405       406       351    1,012       90
Real estate - construction     --        --        --       --       --
Real estate - mortgage         74        31        37        8       --
Consumer                      329       368       413      357      252
Leases                         --        --        --       --       --
TOTAL LOANS
CHARGED OFF                   808       805       801    1,377      440

Recoveries of loans
previously charged off:
Commercial, financial
and agricultural                9        48         2       67      336
Real estate - construction     --        --        --       --       --
Real estate - mortgage         10        --         7       --       22
Consumer                       83        70        77       55       98
Leases                         --        --        27       --       --
TOTAL RECOVERIES              102       118       113      122      456

Net loans charged off         706       687       688    1,255     (16)
Provisions charged to
expense                     1,457     1,199     1,398    2,424      771
Allowance from
acquisitions                   --        --       299      285       --
BALANCE AT END OF
PERIOD                     $6,863    $6,112    $5,600   $4,591   $3,137


Ratio of net charge-offs
during period to average
loans outstanding           0.16%     0.17%     0.20%    0.45%   -0.01%

     B.   Allocation of Allowance for Loan Losses

     The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table (in thousands). The percentages shown represent the percent of each loan category to total loans.



                 1999          1998          1997           1996           1995


              Amount   %     Amount   %     Amount   %     Amount   %     Amount   %
Commercial,
financial and
agricutural   $2,443  55.4%  $1,789  53.2%  $2,873  48.8%  $2,356 45.0%   $  583 48.3%
Real estate -
construction     114   2.7%      65   2.9%      --   2.9%      --  4.4%       --  1.0%
Real estate -
mortgage         835  23.1%     622  23.7%      99  25.6%      81 25.6%      592  6.4%
Consumer         326   3.7%     229   5.6%     416   7.2%     341  9.9%      112 13.5%
Leases         1,049  15.1%     880  14.6%     350  15.5%      27 15.1%       23 10.8%
Unallocated    2,096    N/A   2,507    N/A   1,862    N/A   1,526   N/A    2,360   N/A
TOTAL         $6,863   100%  $6,112   100%  $5,600   100%  $4,591  100%   $3,137  100%


     V.   Deposits

     At December 31, 1999, approximately $5.6 million of total deposits are from Canadian customers.

     The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 1999 (in thousands):

3 months or less                    $ 5,123
Over 3 months through 6 months        3,979
Over 6 months through 12 months       7,708
Over 12 months                       18,500
Total                               $35,310

     VI.  Return on Equity and Assets

     Selected financial data of the Registrant is contained in the Corporation's 1999 Annual Report and is incorporated herein by reference.

     See Item 6, "Selected Financial Data."

     VII. Financial Instruments with Off-Balance Sheet Risk

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

     The Registrant had the following fixed and variable rate commitments outstanding at December 31
(in thousands):

                                       1999               1998
                                  Fixed   Variable   Fixed   Variable

Outstanding letters of credit       ---   $14,425      ---   $14,869
Unused lines of credit           $9,294    73,939   $2,782    63,452
Loan commitments outstanding      7,127    45,420   11,235    53,372

     Fixed rates on unused lines of credit and loan commitments ranged from 5.15% to 18% at December 31, 1999.

     Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items.


                  ITEM 2: PROPERTIES

     The Registrant's headquarters are located at 3530
North Country Drive, Traverse City, Michigan 49684.
The headquarters location is owned by the Registrant and not subject to any mortgage.

     The Bank conducts business from 27 offices at locations described below in Grand Traverse, Otsego, Manistee, Antrim, Emmet, Schoolcraft, Menominee, Delta,
Dickinson, Hougton, Ontonagon, Baraga, Marquette, Luce,
Alger, Mackinac, and Chippewa counties.  The
Corporation continually reviews the possibility of applying for additional branch locations, depending on management's assessment of market and economic conditions, the availability of locations, and the proximity of branches of competing institutions. The following table lists each of the Bank's offices.

        Traverse City               Gaylord
        3530 North Country Drive    145 North Otsego Avenue
        Traverse City, MI 49684     Gaylord, MI 49735
        Grand Traverse County       Otsego County

        Kaleva                      Mancelona
        14429 Wuoksi Avenue         625 North Williams Street
        Kaleva, MI 49645            Manxwlona, MI 49659
        Manistee County             Antrim County

        Petoskey                    Manistique
        3890 Charlevoix Avenue      130 South Cedar Street
        Petoskey, MI 49770          Manistique, MI 49854
        Emmet County                Schoolcraft County

        Menominee                   Stephenson
        1111 10th Street            245 Menominee Street
        Menominee, MI 49858         Stephenson, MI 49887
        Menominee County            Menominee County

        Escanaba                    Iron Mountain
        837 North Lincoln Road      1890 South Stephenson Avenue
        Escanaba, MI 49829          Iron Mountain, MI 49801
        Delta County                Dickinson County

        South Range                 Ripley
        47 Trimountain Avenue       106 Royce Road
        South Range, MI 49963       Franklin Township, MI 49930
        Houghton County             Houghton County

        Calumet                     Houghton
        1175 Calumet Avenue         524 Sheldon Avenue
        Calumet, MI 49913           Houghton, MI 49931
        Houghton County             Houghton County

        Ontonagon                   L'anse
        601 River Street            117 US Highway 41
        Ontonagon, MI 49953         L'anse, MI 49946
        Ontonagon County            Baraga County

        Marquette Main              Marquette Presque Isle
        300 North McClellan Street  1400 Presque Isle
        Marquette, MI 49855         Marquette, MI 49855
        Marquette County            Marquette County

        Newberry Main               Newberry Hill
        414 Newberry Avenue         2001 South Newberry Avenue
        Newberry, MI 49868          Newberry, MI 49868
        Luce County                 Luce County

        Munising                    Curtis
        301 East Superior Street    415 Main Street
        Munising, MI 49862          Curtis, MI 49820
        Alger County                Mackinac County

        Naubinway                   St. Ignace
        US Highway 2                430 North State Street
        Naubinway, MI 49762         St. Ignace, MI 49781
        Mackinac County             Mackinac County

        Mackinac Island             Sault Main
        21 Hoban Street             138 Ridge Street
        Mackinac Island, MI 49781   Sault Ste. Marie, MI 49783
        Mackinac County             Chippewa County

        Sault Cascade
        4250 I-75 Business Spur
        Sault Ste. Marie, MI 49783
        Chippewa County

     All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 27 branch locations, 6 are leased and 21 are owned.

     North Country Financial Group leases space in a professional office building located at 1860 Blake
Street, Denver, Colorado 80202.

              ITEM 3:  LEGAL PROCEEDINGS

     As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.

 ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted during the fourth quarter of fiscal 1999 to a vote of the Registrant's stockholders.

         Additional Item - Executive Officers

Name                        Age     Position

Ronald G. Ford              52      Chairman and Chief Executive Officer
Sherry L. Littlejohn        39      President and Chief Operating Officer

     The foregoing officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

                        PART II

   ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND
             RELATED STOCK HOLDER MATTERS

     Market information pertaining to the Registrant's common stock is contained under the caption "Market
Information" in the Registrant's 1999 Annual Report, and is incorporated herein by reference.

     The number of common shareholders of the Registrant is contained under the caption "Market
Summary" on page 2 in the Registrant's 1999 Annual
Report, and is incorporated herein by reference.

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

     The cash dividends paid by quarter for 1999 and 1998 is included in the Corporation's 1999 Annual
Report under the caption "Comparative Highlights" and is incorporated herein by reference.

           ITEM 6:  SELECTED FINANCIAL DATA

     Selected financial data of the Registrant is contained in the Corporation's 1999 Annual Report and is incorporated herein by reference.

    ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Incorporated by reference to the Management's
Discussion and Analysis in the Corporation's 1999
Annual Report to Shareholders.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                     MARKET RISK

     The Corporation's primary market risk exposure is
interest rate risk and, to a lesser extent, liquidity
risk and foreign exchange risk.  The Corporation has no
market risk sensitive instruments held for trading
purposes.   The Corporation has limited agricultural-
related loan assets and therefore has minimal significant exposure to changes in commodity prices.
Any impact that changes in foreign exchanges rates and commodity prices would have on interest rates are assumed to be insignificant.

     Interest rate risk is the exposure of the Corporation's financial condition to adverse movements in interest rates. The Corporation derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing obligations. The rates of interest the Corporation earns on its assets and owes on its obligations generally are established contractually for a period of time. Since market interest rates change over time, the Corporation is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excess levels of interest rate risk could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Corporation's safety and soundness.

     Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Corporation's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Corporation assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset equity.

     The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 1999 (in thousands):


                             Principal/Notional Amount Maturing in:
                                                                                   Fair Value
                      2000    2001    2002    2003    2004    Thereafter   Total    12/31/99
Rate Sensitive
 Assets
Interest-bearing
deposits              $679                                                   $679       $679
  Average
   interest rate      2.7%                                                   2.7%

Fixed interest
 rate securities      $226    $136    $146    $146   $1,613    $41,076    $43,343    $43,343
  Average
   interest rate      5.4%    5.4%    5.4%    5.4%     6.5%       7.0%       7.0%

Federal Home
Loan Bank Stock     $3,034                                                 $3,034     $3,034
  Average
   interest rate      8.0%                                                   8.0%

Fixed interest
 rate loans        $57,909  $1,968 $22,206 $24,669  $17,388    $65,174   $189,315   $183,620
  Average
   interest rate      8.2%    8.1%    8.5%    8.9%     8.5%       8.1%       8.3%

Variable interest
 rate loans        $73,676  $1,443 $22,422 $31,794  $25,801   $122,171   $277,307   $277,891
  Average
   interest rate      9.3%    9.3%    8.5%    9.2%     9.1%       9.2%       9.2%


Rate Sensitive
Obligations
Savings, money
market and
interest-bearing
demand            $267,027                                               $267,027   $267,027
  Average
   interest rate      3.8%                                                   3.8%

Time deposits     $103,794  $3,517 $24,414 $16,284   $3,269     $1,087   $152,365   $152,001
  Average
   interest rate      5.4%    5.1%    5.6%    5.5%     5.4%       5.6%       5.4%

Fixed interest
rate borrowings    $17,643    $686    $734    $790   $1,986     $5,039    $26,878    $25,729
  Average
   interest rate      6.0%    6.3%    6.3%    6.3%     6.4%       5.2%       5.9%

Variable interest
rate-borrowings                                                $20,000    $20,000    $20,000
  Average
   interest rate                                                  5.6%       5.6%

Subordinated
debentures                                                     $12,450    $12,450    $12,450
  Average
   interest rates                                                 8.6%       8.6%

     In addition to changes in interest rates, the level of future net interest income is also dependent on a number of variables, including: the growth, composition and levels of loans, deposits, and other earning assets and interest-bearing obligations, and economic and competitive conditions; potential changes in lending, investing and deposit strategies; customer preferences; and other factors.


             ITEM 8: FINANCIAL STATEMENTS

     Incorporated by reference to the Registrant's
Consolidated Financial Statements for the years ended
December 31, 1999, 1998 and 1997 in the Corporation's
1999 Annual Report to Shareholders.


 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
               AND FINANCIAL DISCLOSURE

     None.

                       PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information set forth under the caption
"Election of Directors" of the Registrant's definitive
Proxy Statement dated March 8, 2000, is hereby incorporated by reference.



            ITEM 11: EXECUTIVE COMPENSATION

     Information relating to compensation of the Registrant's executive officers and directors is contained under the captions "Remuneration of Directors" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 8,
2000, and is incorporated herein by reference.


   ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                 OWNERS AND MANAGEMENT

     Information relating to security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Common
Stock" in the Registrant's definitive Proxy Statement dated March 8, 2000, and is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information relating to certain relationships and related transactions is contained under the caption
"Indebtedness of and Transactions With Management" in the Registrant's definitive Proxy Statement dated March
8, 2000, and is incorporated herein by reference.


                        PART IV

 ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES,
                   AND REPORTS ON FORM 8-K

     (a)  Financial Statements.

     1.   The following documents are filed as part of
Item 8 of this report:

          Independent Auditor's Report
          Consolidated Balance Sheets as of December 31, 1999 and 1998
          Consolidated Statements of Income for the
            years ended December 31, 1999, 1998, and 1997
          Consolidated Statements of Changes in
            Shareholders' Equity for the years ended
            December 31, 1999, 1998, and 1997
          Consolidated  Statements of Cash Flows for
            the years ended December 31, 1999, 1998, and 1997
          Notes to Consolidated Financial Statements


     2.   Schedules to the consolidated financial
          statements required by Article 9 of
          Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3. The following exhibits are filed as part of this report:

     Reference is made to the exhibit index which follows the signature page of this report.

     The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Sherry L. Littlejohn, 3530 North Country Drive,
Traverse City, Michigan 49684.

     (b)  Reports on Form 8-K

     During the last quarter of the period covered by this report, the Registrant filed no Current Reports on Form 8-K.


                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the
Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 27, 2000.

NORTH COUNTRY FINANCIAL CORPORATION

/s/ Ronald G. Ford
--------------------------
Ronald G. Ford
Chairman and Chief Executive Officer


     Pursuant to the requirements of the Securities
Exchange Act of 1934, this report has been signed below on March 27, 2000, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Ronald G. Ford and Sherry L.
Littlejohn, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form
10-K.

         Signature


/s/ Ronald G. Ford
----------------------------------           -------------------------------
Ronald G. Ford - Director, Chairman          Stanley J. Gerou - Director
and Chief Executive Officer
(Principal Executive Officer)

/s/ Sherry L. Littlejohn                     /s/ Michael C. Henricksen
----------------------------------           -------------------------------
Sherry L. Littlejohn - Director, President,  Michael C. Henricksen - Director
Chief Operating Officer and Treasurer

/s/ Kristine E. Hoefler                      /s/ Wesley Hoffman
----------------------------------           -------------------------------
Kristine E. Hoefler - Chief Financial        Wesley Hoffman - Director
Officer (Principal Financial and
Accounting Officer)


----------------------------------            -------------------------------
Paul Arsenault - Director                     Thomas G. King - Director

                                              /s/ John Lindroth
---------------------------------             -------------------------------
Bernard A. Bouschor - Director                John Lindroth - Director

                                              /s/ John P. Miller
---------------------------------             -------------------------------
C. Ronald Dufina - Director                   John P. Miller - Director




                     EXHIBIT INDEX
     Number  Exhibit

     3.1  Articles of Incorporation, as amended,
          incorporated herein by reference to exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

     3.2 Bylaws, as amended, incorporated herein by reference to exhibit 3.2 of the Registrant's Quarterly
          Report on Form 10-Q for the quarter ended September 30, 1999.

     10.1 Stock Option Plan, incorporated by reference to the Registrant's definitive proxy statement for its annual meeting of shareholders held April 21, 1994.

     10.2 Deferred Compensation, Deferred Stock, and
          Current Stock Purchase Plan for Nonemployee
          Directors.

     10.3 North Country Financial Corporation Stock
          Compensation Plan.

     10.4 North Country Financial Corporation 1997
          Directors' Stock Option Plan.

     10.5 North Country Financial Corporation 2000
          Stock Incentive Plan

     10.6 Employment Contract dated July 1, 1994 between North Country Bank and Trust and
          Ronald G. Ford, incorporated herein by
          reference to exhibit 10(c) of the
          Registrant's Annual Report on Form 10-K for the year ended December 31, 1995.

     10.7 Amendment to Employment Contract dated July
          26, 1996 between North Country Bank and Trust and Ronald G. Ford, incorporated herein by reference to exhibit 10(d) of the Registrant's Annual Report on Form 10-K for the year ended December 31, 1996.

     10.8 Second Amendment to Employment Agreement dated August 18, 1999, between the Corporation and Ronald G. Ford, incorporated herein by reference to exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

     10.9 Consulting Agreement dated September 15, 1999 between the Corporation and Ronald G. Ford, incorporated herein by reference to exhibit
          10.1 of the Registrant's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999.


    10.10 Management Continuity Agreement dated
          May 22, 1996 between the Corporation and
          Sherry Littlejohn incorporated herein by reference to exhibit 10.3 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

    10.11 First Amendment to Employment Contract dated August 18, 1999 between the Corporation and Sherry Littlejohn, incorporated herein by reference to exhibit 10.4 of the Registrant's
          Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

    10.12 North Country Financial Corporation
          Supplemental Executive Retirement Plan,
          incorporated herein by reference to exhibit
          10.6 of the Registrant's Quarterly Report on
          Form 10-Q for the quarter ended September 30, 1999.

    10.13 Lease Agreement commencing March 1,
          2000, by and among C. Ronald Dufina, Mary
          McCourt Dufina and North Country Bank &
          Trust.

     13 1999 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

     21   Subsidiaries of the Registrant.

     23   Consent of Independent Public Accountants.

     27   Financial Data Schedule - year ended December 31, 1999.



MW379878_6.DOC



