Form 10-Q
period 2000-03-31
NORTH COUNTRY FINANCIAL CORP
filed 2000-05-12
CIK 36506

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 2000

                          OR

    [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from <> to <>

            Commission file number: 0-20167

          NORTH COUNTRY FINANCIAL CORPORATION
      (Exact name of registrant as specified in its
                       charter)

              MICHIGAN                           38-2062816
   (State or other jurisdiction of   (I.R.S. Employer Identification No.)
    incorporation or organization)

          3530 NORTH COUNTRY DRIVE, TRAVERSE CITY, MI       49684
            (Address of principal executive offices)      (Zip Code)

Registrant's telephone number, including area code:  (231) 929-5600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.

                    Yes  [X]       No  [ ]


As of April 30, 2000, there were outstanding 6,982,577 shares of the registrant's common stock, no par value.

          NORTH COUNTRY FINANCIAL CORPORATION
                         INDEX



PART 1.  FINANCIAL INFORMATION                                    Page No.

  Item 1.  Financial Statements

           Independent Accountant's Report                            1

           Condensed Consolidated Balance Sheets -
            March 31, 2000 (Unaudited) and December 31, 1999          2

          Condensed Consolidated Statements of Income - Three
            Months Ended March 31, 2000 (Unaudited) and
            March 31, 1999 (Unaudited)                                3

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity - Three Months Ended
            March 31, 2000 (Unaudited) and
            March 31, 1999 (Unaudited)                                4

          Condensed Consolidated Statements of Cash Flows -
            Three Months Ended March 31, 2000 (Unaudited) and
            March 31, 1999 (Unaudited)                                5

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                  6-8


   Item  2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations                  9-12


PART II.  OTHER INFORMATION

   Item 2.   Changes in Securities and Use of Proceeds               13

   Item  6.  Exhibits and Reports on Form 8-K                        14

   SIGNATURES                                                        15

                                  Wipifli Ullrich
                                   Bertelson LLP
                           -------------------------------
                            CPAs * CONSULTANTS * ADVISORS
                           -------------------------------

                          Independent Accountant's Report



Board of Directors and Shareholders
North Country Financial Corporation
Traverse City, Michigan


We have reviewed the accompanying unaudited consolidated balance sheet of North Country Financial
Corporation and Subsidiaries as of March 31, 2000, and the related unaudited consolidated statements of income, changes in shareholders' equity, and cash flows for the three-month period then ended. These financial statements are the responsibility of the Corporation's management.

We conducted our review in accordance with standards established by the American Institute of Certified
Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to the accompanying consolidated financial statements for them to be in conformity with generally accepted accounting principles.



/s/ Wipfli Ullrich Bertelson LLP
Wipfli Ullrich Bertelson LLP


May 10, 2000
Appleton, Wisconsin

          NORTH COUNTRY FINANCIAL CORPORATION
         CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands)


                                                  March 31,     December 31,
                                                     2000           1999
                                                 (Unaudited)
ASSETS
  Cash and due from banks                         $  19,778      $  26,160
  Federal funds sold                                  5,587              0
                                                  ---------      ---------
     Total cash and cash equivalents                 25,365         26,160

  Interest-bearing deposits in other
   financial institutions                               685            679
  Securities available for sale                      57,573         43,343

  Total loans                                       486,973        466,621
     Allowance for loan losses                       (6,861)        (6,863)
                                                  ---------      ---------
                                                    480,112        459,758
  Premises and equipment                             18,827         19,118
  Other assets                                       20,780         19,384
                                                  ---------      ---------
     Total assets                                 $ 603,342      $ 568,442
                                                  =========      =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                          $  41,118      $  43,606
     Interest-bearing                               434,882        419,392
                                                  ---------      ---------
       Total deposits                               476,000        462,998
  Borrowings                                         66,878         46,878
  Accrued expenses and other liabilities              5,603          5,296
                                                  ---------      ---------
     Total liabilities                              548,481        515,172
                                                  ---------      ---------
  Guaranteed preferred beneficial interests in
   the Corporation's subordinated debentures         12,450         12,450
                                                  ---------      ---------
Shareholders' equity
    Preferred stock, no par value, 500,000 shares
      authorized, no shares outstanding
    Common stock, no par value, 18,000,000 shares
      authorized, 6,988,408 and 7,000,176 issued
      and outstanding at March 31, 2000 and
      December 31, 1999, respectively                16,226         16,418
  Retained earnings                                  26,682         25,058
  Accumulated other comprehensive deficit              (497)          (656)
                                                  ---------      ---------
    Total shareholders' equity                       42,411         40,820
                                                  ---------      ---------
      Total liabilities and shareholders' equity  $ 603,342      $ 568,442


See accompanying notes to condensed consolidated financial statements.

         NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (Dollars in thousands, except per share data)
                      (Unaudited)


                                                Three months ended
                                                     March 31,
                                                 2000         1999
Interest income
  Interest and fees on loans                   $11,235      $ 9,449
  Interest on securities
     Taxable                                       777          186
     Tax-exempt                                    169           19
  Other interest income                             91           78
                                               -------      -------
     Total interest income                      12,272        9,732
                                               -------      -------
Interest expense
  Deposits                                       5,172        4,230
  Borrowings                                       805          392
  Subordinated debentures                          273            0
                                               -------      -------
     Total interest expense                      6,250        4,622
                                               -------      -------
Net interest income                              6,022        5,110
Provision for loan losses                          350          213
                                               -------      -------
Net interest income after provision for
 loan losses                                     5,672        4,897
                                               -------      -------
Other income
  Service fees                                     479          423
  Gain on sales of loans                            13           70
  Net gain on sale of branches                     292            0
  Other operating income                           182          122
                                               -------      -------
     Total other income                            966          615
                                               -------      -------
Other expenses
  Salaries and employee benefits                 1,659        1,472
  Occupancy and equipment                          770          630
  Other                                          1,785        1,334
                                               -------      -------
     Total other expenses                        4,214        3,436
                                               -------      -------
Income before provision for income taxes         2,424        2,076
Provision for income taxes                         474          535
                                               -------      -------
Net income                                     $ 1,950      $ 1,541
                                               =======      =======

Basic  earnings  per common  share             $  0.28      $  0.22
                                               =======      =======

Diluted earnings per common share              $  0.28      $  0.21
                                               =======      =======

Dividends  paid  per common  share             $  0.05      $  0.05
                                               =======      =======


See accompanying notes to condensed consolidated financial statements.

                  NORTH COUNTRY FINANCIAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                       (Dollars in thousands)
                           (Unaudited)


                                                   Three months ended
                                                        March 31,
                                                   2000          1999

Balance - beginning of period                   $ 40,820       $ 39,469

Net income for period                              1,950          1,541
Net unrealized gain (loss) on securities
  available for sale                                 159            (41)
                                                --------       --------
  Total comprehensive income                       2,109          1,500

Cash dividends                                      (326)          (321)

Issuance of common stock                             102             93

Common stock retired                                (294)        (2,527)
                                                --------       --------
Balance - end of period                         $ 42,411       $ 38,214
                                                ========       ========


See accompanying notes to condensed consolidated financial statements.

         NORTH COUNTRY FINANCIAL CORPORATION
    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands)
                      (Unaudited)


                                                       Three months ended
                                                            March 31,
                                                        2000         1999
Cash flows from operating activities
  Net income                                         $  1,950      $  1,541
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization                        593           522
     Provision for loan losses                            350           213
     Net gain on sale of branches                        (292)            0
     Change in other assets                            (1,681)         (430)
     Change in other liabilities                          320           198
                                                     ---------     ---------
       Net cash provided by operating activities        1,240         2,044
                                                     ---------     ---------
Cash flows from investing activities
  Net increase in interest-bearing deposits in
    other financial institutions                           (6)            0
  Purchase of securities available for sale           (14,163)         (495)
  Proceeds from  maturities, calls or paydowns of
    securities available for sale                         203           683
  Net increase in loans                               (20,712)      (10,991)
  Purchase of premises and equipment                     (159)         (576)
  Net cash paid for branch sales                       (4,540)            0
                                                     ---------     ---------
     Net cash used in investing activities            (39,377)      (11,379)
                                                     ---------     ---------
Cash flows from financial activities
  Net increase in deposits                             17,860        12,895
  Proceeds from borrowings                             20,000         8,000
  Payment on borrowings                                     0        (5,788)
  Proceeds from issuance of common stock                  102            93
  Retirement of common stock                             (294)       (2,527)
  Payment of cash dividends                              (326)         (321)
                                                     ---------     ---------
     Net cash provided by financing activities         37,342        12,352
                                                     ---------     ---------
Net change in cash and cash equivalents                  (795)        3,017

Cash and cash equivalents at beginning of period       26,160        22,641
                                                     ---------     ---------
Cash and cash equivalents at end of period           $ 25,365      $ 25,658
                                                     =========     =========
Supplemental disclosures of cash flow information

  Cash paid for:
     Interest                                        $  6,130      $  4,679
     Income taxes                                         663             0

  Assets and liabilities divested in branch sales:
     Loans                                                 (8)
     Premises and equipment, net                          (31)
     Deposits                                           4,858
     Other liabilities                                     13


See accompanying notes to condensed consolidated financial statements.

                 NORTH COUNTRY FINANCIAL CORPORATION
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           (Unaudited)


1. BASIS OF PRESENTATION

   The   unaudited   condensed  consolidated   financial
   statements  of  North  Country Financial  Corporation
   (the  Registrant)  have been prepared  in  accordance
   with  generally  accepted accounting  principles  for
   interim  financial information and  the  instructions
   to  Form  10-Q  and  Rule 10-01  of  Regulation  S-X.
   Accordingly,  they  do  not  include   all   of   the
   information  and  footnotes  required  by   generally
   accepted    accounting   principles   for    complete
   financial  statements.  In the opinion of management,
   all   adjustments  (consisting  of  normal  recurring
   accruals)   considered   necessary   for    a    fair
   presentation  have been included.  Operating  results
   for  the three-month period ended March 31, 2000  are
   not  necessarily indicative of the results  that  may
   be  expected for the year ending December  31,  2000.
   The  unaudited consolidated financial statements  and
   footnotes thereto should be read in conjunction  with
   the  audited  consolidated financial  statements  and
   footnotes   thereto  included  in  the   Registrant's
   Annual  Report  on  Form  10-K  for  the  year  ended
   December 31, 1999.

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


3. EARNINGS PER SHARE

   The factors used in the earnings per share computation follow (in thousands, except per share data):

                                               Three months   Three months
                                                  ended           ended
                                                 March 31,       March 31,
                                                   2000            1999
  Basic earnings per common share:
    Net income                                   $  1,950       $  1,541
    Weighted average common shares outstanding      6,996          7,073
                                                 --------       --------
     Basic earnings per common share             $   0.28       $   0.22
                                                 ========       ========
  Diluted earnings per common share:
    Net income                                   $  1,950       $  1,541

    Weighted average common shares outstanding
      for basic earnings per common share           6,996          7,073
    Add:  Dilutive effect of assumed exercises
      of stock options                                 31            110
    Add:  Dilutive effect of directors' deferred
      stock compensation                               26              8
                                                 --------       --------
     Average shares and dilutive potential common
       shares                                       7,053          7,191
                                                 --------       --------
      Diluted earnings per common share          $   0.28       $   0.21
                                                 ========       ========

4. INVESTMENT SECURITIES

   The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2000 and December 31, 1999 are as follows (in thousands):

                                       March 31, 2000      December 31, 1999
                                     Amortized  Estimated   Amortized  Estimated
                                       Cost    Fair Value     Cost    Fair Value
  U.S. Treasury securities and
    obligations of U.S. Government
    agencies and corporations        $ 10,883  $ 10,463    $  9,863   $  9,392
  Obligations of states and
    political subdivisions             19,103    19,167      16,356     16,210
  Corporate securities                  3,551     3,601       3,049      3,008
  Mortgage-related securities          24,789    24,342      15,070     14,733
                                     --------  --------    --------   --------
    Total investment securities
      available for sale             $ 58,326  $ 57,573    $ 44,338   $ 43,343
                                     ========  ========    ========   ========

5. ALLOWANCE FOR LOAN LOSSES

   Activity in the allowance for loan losses for the three months ended March 31, 2000 and 1999, are summarized as follows (in thousands):

                                                March 31,   March 31,
                                                  2000        1999

   Balance at beginning of period               $ 6,863   $ 6,112
   Charge-offs                                    (374)     (147)
   Recoveries                                        22        33
   Provision for loan losses                        350       213
                                                -------   -------
                                                $ 6,861   $ 6,211
                                                =======   =======

  Information regarding impaired loans follows (in thousands):

                                              As of and      As of and
                                            for the three   for the year
                                             months ended      ended
                                              March 31,     December 31,
                                                 2000           1999

   Average investment in impaired loans       $ 5,502         $ 6,128
   Balance of impaired loans                    5,400           5,604

6. BORROWINGS

   Borrowings consist of the following at
   March 31, 2000 and December 31, 1999 (in thousands):

                                                     March 31,   December 31,
                                                       2000          1999

     Federal Home Loan Bank advances at various
     rates with various maturities (see annual
     financial statements as referenced in Note 1)   $65,067        $45,067

     Farmers Home Administration, $2,000,000 fixed
     rate note payable maturing August 24, 2024,
     interest payable at 1%                            1,811          1,811
                                                     -------        -------
                                                     $66,878        $46,878
                                                     =======        =======

   The   Federal   Home   Loan   Bank   borrowings   are
   collateralized by a blanket collateral  agreement  on
   the  Registrant's  residential mortgage  loans,  U.S.
   Government  and agency securities, and  Federal  Home
   Loan  Bank  stock.   Prepayment of  the  advances  is
   subject  to  the  provisions and  conditions  of  the
   credit  policy  of  the Federal  Home  Loan  Bank  of
   Indianapolis  in  effect  as  of  March   31,   2000.
   Borrowings   other  than  Federal  Home   Loan   Bank
   advances are not subject to prepayment penalties.


7. CURRENT EVENTS

   On  January  14, 2000, the Registrant sold  a  branch
   office   located   in  Garden  in  Michigan's   Upper
   Peninsula   with   total   deposits   of   $4,858,000
   resulting  in  a net gain on sale of $292,000.   This
   branch    disposition   is   consistent   with    the
   Registrant's   strategy   of   improving    operating
   efficiency   by  maintaining  a  presence   only   in
   locations such as commercial centers where it can operate profitably.

   In  addition  to  the above branch  divestiture,  the
   Registrant  closed  the  Carney  branch   office   in
   February of 2000. The deposits and loans for this office were transferred to an existing branch in a nearby location.

   In  February  2000, the Registrant  entered  into  an
   agreement  with  Old  Kent Bank to  purchase  banking
   offices  in  Alanson  and Glen  Arbor  in  Michigan's
   Lower Peninsula.  In addition to acquiring these  two
   offices,   the  Registrant  is  in  the  process   of
   establishing  new  offices in Cadillac  and  Traverse
   City.   These four offices, all located in Michigan's
   Lower Peninsula, are anticipated to open in the second quarter of 2000.

               NORTH COUNTRY FINANCIAL CORPORATION
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                    AND RESULTS OF OPERATIONS



The  following  discussion and  analysis  of  financial
condition and results of operations provides additional
information   to  assess  the  condensed   consolidated
financial statements of the Registrant and its wholly-owned subsidiaries through the first quarter of 2000.
The discussion should be read in conjunction with those statements and their accompanying notes.

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


Financial Highlights:

Year  to date consolidated net income was $1.95 million
through  March 31, 2000 compared to $1.54  million  for
the  same  period in 1999.  Diluted earnings per  share
was  $0.28 through March 31, 2000 compared to $0.21 for
the  same  period  in  1999.  The investment  portfolio
increased 32.8% from $43.3 million at December 31, 1999
to $57.5 million at March 31, 2000.  The loan portfolio
continues  a  growth trend with gross loans  increasing
$20.4  million or 4.4% since December 31,  1999.   Loan
growth   remains   focused  in   the   commercial   and
governmental  leasing areas.  The loan growth  in  2000
has  been  funded  primarily through increases  in  the
deposit   portfolio  and  borrowings.   Deposits   have
increased $13.0 million or 2.8% since December 31, 1999, with the primary area of growth being interest-bearing demand accounts. Borrowings have increased
$20.0  million or 42.7% from December 31, 1999 to March
31, 2000.


Financial Condition:

Cash  and  Cash Equivalents:  Cash and cash equivalents
decreased $795,000 from December 31, 1999 to March  31,
2000.   The  decrease is due in part to  reducing  cash
accumulated at December 31, 1999 in anticipation of Year 2000 liquidity needs.

Investment  Securities:  Available for sale  securities
increased  $14.2 million through the first  quarter  of
2000.   The growth is a result of strategies to  manage
interest rate risk through diversification of the balance sheet. Management has utilized its available capacity to borrow additional funds at the Federal Home
Loan Bank in order to match the pricing and maturity of investment security purchases.

Loans:   Through  the  first  quarter  of  2000,   loan
balances   increased  by  $20.4  million.    Management
believes  loans  provide  the most  attractive  earning
asset  yield  available  to  the  Registrant  and  that
trained   personnel  and  controls  are  in  place   to
successfully  manage a growing portfolio.  Accordingly,
management intends to continue to maintain loans  at  a
high  level  while maintaining adequate liquidity.   As
shown   in  the  table  below,  the  loan  mix  remains
relatively   constant  with  a   slight   increase   in
commercial  and  governmental leases as  a  percent  of
total  loans for the three months ended March 31,  2000
compared to December 31, 1999.

Following is a summary of the loan mix at March 31, 2000 and December 31, 1999 (in thousands):

                                     March 31,  % of    December 31,   % of
                                       2000     Total      1999        Total
  Loans:
  Commercial real estate             $ 78,343   16.1%     $ 79,000     16.9%
  Commercial, financial, and
    agricultural                      177,687   36.5       179,592     38.5
  Leases:
     Commercial                        34,372    7.1        22,541      4.8
     Governmental                      58,242   11.9        48,148     10.3
  1-4 family residential real estate  111,969   23.0       107,751     23.1
  Consumer                             15,194    3.1        17,051      3.7
  Construction                         11,166    2.3        12,538      2.7
                                     --------   ------    ---------   ------
                                     $486,973   100.0%    $466,621    100.0%
                                     ========   ======    =========   ======

The   allowance  for  loan  losses  is  maintained   by
management  at  a level considered to  be  adequate  to
cover   probable   losses   related   to   specifically
identified  loans, as well as probable losses  inherent
in  the  balance of the loan portfolio.  At  March  31,
2000 the allowance for loan losses was equal to 1.4% of
total  loans  outstanding compared to 1.5% at  December
31,  1999.   The allocation of the allowance  for  loan
losses between portfolio categories has not changed significantly since December 31, 1999.

Credit Quality:  Management analyzes the allowance  for
loan losses in detail on a monthly basis to ensure that
the  losses  inherent  in  the portfolio  are  properly
reserved  for  in the allowance for loan  losses.   The
Registrant's  success in maintaining  excellent  credit
quality  is  demonstrated in its charge-off experience.
Net  charge-offs to gross loans outstanding  was  0.07%
and  0.03%  for the three-month period ended March  31,
2000  and  1999,  respectively.   Charge-offs  for  the
period ended March 31, 2000 increased $227,000 from the same period in 1999; while increasing, the charge-off level is considered to be manageable. To compensate for the increased charge-offs, the provision for loan losses was increased $137,000 from $213,000 for the three-month period ended March 31, 1999 to $350,000 for the same period in 2000.

The table presented below shows the balance of non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - as of March 31, 2000 and December 31, 1999 (in thousands).

                                                    March 31,    December 31,
                                                      2000           1999

  Nonaccrual loans                                   $   349        $    95
  Loans 90 days or more past due and still accruing    2,760          2,452

Nonaccrual loans have increased $254,000 from  December
31,  1999 to March 31, 2000 while loans 90 days or more
past  due  have increased by $308,000 or  12.6%  during
that same time period.  Management is actively managing
the  current  loan delinquencies and has taken  various
actions  to  reduce the level of non-performing  loans.
Non-performing  loans to total gross loans  were  0.64%
and 0.55% at March 31, 2000 and December 31, 1999, respectively.

Deposits:  Total deposits through the first quarter  of
2000  have  increased  $13.0 million  or  2.8%.   While
noninterest-bearing    deposit   balances    decreased,
interest-bearing  deposit  balances  increased  through
March 31, 2000. The interest-bearing deposit growth has come from the branch network as well as from the issuance of brokered certificates of deposit.

Borrowings:   The Registrant's branching network  is  a
relatively  high cost network in comparison  to  peers.
Accordingly,  the  Registrant uses alternative  funding
sources   to  provide  additional  funds  for   lending
activities and to grow the Bank's investment  portfolio
as  described above.  At March 31, 2000, $65.1  million
of the total borrowings
were from the Federal Home Loan Bank  of  Indianapolis.
Alternative  sources  of  funding  can  be  obtained at
interest rates  which  are  competitive  with, or lower
than,   retail   deposit   rates   and   with   minimal
administrative costs.

Guaranteed  Preferred  Beneficial  Interests   in   the
Corporation's Subordinated Debentures:  Consistent with
the   Registrant's  strategic  plan,   the   Registrant
completed a private offering in May 1999 of Capital, or
Trust   Preferred,   securities  in   the   amount   of
$12,450,000.   The proceeds were used  to  support  the
Registrant's  capital  position  allowing  for   future
growth  and increased common shareholder value.   Under
regulatory guidelines, such securities are eligible as regulatory capital, as defined, subject to certain limitations.

Shareholder's   Equity:   Total  shareholder's   equity
increased $1.6 million from December 31, 1999 to  March
31,  2000.   The increase primarily resulted  from  net
income  of $1.95 million offset by cash dividends  paid
of  $326,000  and  the repurchase of  common  stock  of
$294,000.   The Registrant will continue to selectively
repurchase common stock as opportunities arise.


Results of Operations:

Net  Interest  Income:   Net interest  income  for  the
quarter  ended March 31, 2000 increased by $912,000  or
17.8%  compared to the same period one year  ago.   The
increase in net interest income was largely the  result
of an increase in the loan volume for the first quarter
of 2000 compared to the first quarter of 1999.  The net
interest  margin, on a fully taxable equivalent  basis,
for  the  quarter  ended  March  31,  2000  was  4.98%,
compared to 5.14% for the same period of 1999.  The net
interest margin has been impacted by the relatively low
interest  rate environment, the competitive  nature  of
the  Registrant's  market,  and  the  issuance  of  the
subordinated  debentures as discussed above.   Interest
income  from loans represented 91.5% of total  interest
income for the first quarter of 2000 compared to  97.1%
for the same period of 1999. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Provision  for  Loan  Losses:  The allowance  for  loan
losses  is  maintained  at a level  adequate  to  cover
losses  inherent  in  the  portfolio.   The  Registrant
records  a  provision  for  loan  losses  necessary  to
maintain  the allowance at that level after considering
factors   such  as  loan  charge-offs  and  recoveries,
changes  in  the  mix of loans in the  portfolio,  loan
growth, and other economic factors.  The provision  for
loan  losses increased by $137,000 for the three months
ended  March  31, 2000 compared to the same  period  in
1999 primarily due to increased net charge-off and non-
performing   loan   levels  as  previously   discussed.
Management continues to fund the allowance at a rate consistent with its analysis of problem credits, also considering changes in the size and mix of its loan portfolio.

Noninterest Income: Noninterest income increased by $351,000 or 57.1% for the three months ended March 31, 2000 compared to the same period in 1999. The increase was primarily due to the $292,000 gain on the sale of the Garden office as discussed in Note 7 and an increase in service charges on deposit accounts of $56,000.

Noninterest  Expenses:  Noninterest  expense  increased
$778,000 or 22.6% for the three months ended March  31,
2000  compared  to  the same period  of  1999.   Salary
expense increased by $187,000 or 12.7% during the first
quarter of 2000 compared to the first quarter of  1999.
Occupancy  and equipment expense increased by  $140,000
or  22.2% for the first quarter of 2000 compared to the
same   period  in  1999.   Other  noninterest   expense
increased by $451,000 or 33.8% for the first quarter of
2000  compared  to  the  same period  in  1999.   These
increases   are  primarily  the  result  of  additional
banking offices and new subsidiaries of the Registrant which were added since the first quarter of 1999.

Federal Income Tax: The provision for income taxes was 19.6% of income before income tax for the quarter ended
March  31, 2000 compared to 25.8% for the quarter ended
March 31, 1999. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger percentage of total interest income.

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

As  of  March 31, 2000, the Registrant had a cumulative
liability gap position of $89.3 million within the one-
year  timeframe.  This position suggests  that  if  the
market  interest rates decline in the next  12  months,
the  Registrant  has the potential  to  earn  more  net
interest income.  Conversely, if market interest  rates
increase in the next 12 months, the Registrant has  the
potential to earn less net interest income.  Management
believes   that  it  is  properly  positioned   against
significant changes in rates without severely altering operating results.


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


Capital Resources:

It  is the policy of the Registrant to maintain capital
at   a  level  consistent  with  both  safe  and  sound
operations   and   proper  leverage  to   generate   an
appropriate   return  on  shareholders'  equity.    The
capital  ratios of the Registrant exceed the regulatory
minimum guidelines.  The table below shows a summary of
the  Registrant's  capital position  in  comparison  to
regulatory requirements.
                                     Tier I      Tier I         Total
                                   Capital to  Capital to     Capital to
                                    Average   Risk Weighted  Risk Weighted
                                     Assets      Assets         Assets

  Regulatory minimum                  4.0%        4.0%           8.0%

  The Registrant
     March 31, 2000                   7.7%       11.1%          12.3%
     December 31, 1999                8.4%       11.8%          13.0%

The  capital levels include adjustment for the Capital,
or  Trust  Preferred, Securities issued  in  May  1999,
subject   to  certain  limitations.   Federal   Reserve
guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of March 31, 2000, all of the $12,450,000 of Capital Securities were available as Tier 1 capital of the Registrant. As previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth.

              PART II - OTHER INFORMATION


Item 2.  Changes in Securities and Use of Proceeds

On March 15, 2000, the Registrant issued five shares of stock each to two employees of the Company. The shares were given to the employees in connection with an employee recognition program. The issuance of stock to the employees was exempt from registration under The
Securities Act because the transaction did not involve an offer or sale of stock for value.


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report

Number                   Exhibit

10.1           North Country Financial Corporation 2000
               Stock Incentive Plan.

27             Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2000.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH COUNTRY FINANCIAL CORPORATION
                    ----------------------------------
                               (Registrant)



May 11, 2000         /s/ Ronald G. Ford
-------------       ----------------------------
Date                RONALD G. FORD,
                    CHAIRMAN AND CEO


May 11, 2000         /s/ Kristine E. Hoefler
------------        ----------------------------
Date                KRISTINE E. HOEFLER,
                    EXECUTIVE VICE PRESIDENT AND CHIEF FINANCIAL OFFICER