Form 10-Q
period 2000-06-30
NORTH COUNTRY FINANCIAL CORP
filed 2000-08-14
CIK 36506

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 2000

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

                    Yes  [X]       No  [ ]


As of July 31, 2000, there were outstanding 6,960,100 shares of the registrant's common stock, no par value.

          NORTH COUNTRY FINANCIAL CORPORATION
                         INDEX



PART 1.  FINANCIAL INFORMATION                              Page No.

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            June 30, 2000 (Unaudited) and December 31, 1999     1

          Condensed Consolidated Statements of Income -
            Three and Six Months Ended June 30, 2000
            (Unaudited) and June 30, 1999 (Unaudited)           2

          Condensed Consolidated Statements of Changes
            in Shareholders' Equity - Three and Six
            Months Ended June 30, 2000 (Unaudited) and
            June 30, 1999 (Unaudited)                           3

          Condensed Consolidated Statements of Cash
            Flows - Six Months Ended June 30, 2000
            (Unaudited) and June 30, 1999 (Unaudited)         4-5

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                            6-8


   Item  2.  Management's Discussion  and  Analysis  of
             Financial
             Condition and Results of Operations             9-13


PART II.  OTHER INFORMATION

   Item 2. Changes in Securities and Use of Proceeds          14

   Item 4. Submission of Matters to a Vote of Security
           Holders                                            14

  Item 6. Exhibits and Reports on Form 8-K                    14

  SIGNATURES                                                  15

         CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands)


                                                 June 30,    December 31,
                                                   2000          1999
                                                (Unaudited)
ASSETS
  Cash and due from banks                         $ 22,250     $ 26,160
  Federal funds sold                                 7,005            0
                                                  --------     --------
     Total cash and cash equivalents                29,255       26,160

    Interest-bearing deposits in other financial
      institutions                                   1,367          679
  Securities available for sale                     57,543       43,343

  Total loans                                      524,239      466,621
     Allowance for loan losses                      (7,720)      (6,863)
                                                  --------      -------
                                                   516,519      459,758
  Premises and equipment                            18,383       19,118
  Other assets                                      22,063       19,384
                                                  --------     --------
     Total assets                                 $645,130     $568,442

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                          $ 42,422     $ 43,606
     Interest-bearing                              460,222      419,392
       Total deposits                              502,644      462,998
  Borrowings                                        81,593       46,878
  Accrued expenses and other liabilities             5,175        5,296
                                                  --------     --------
     Total liabilities                             589,412      515,172
                                                  --------     --------
   Guaranteed preferred beneficial
     interests in the Corporation's
     subordinated debentures                        12,450       12,450
                                                  --------     --------
Shareholders' equity
    Preferred stock, no par value, 500,000
    shares authorized, no shares outstanding
    Common stock, no par value, 18,000,000
     shares authorized, 6,968,012 and 7,000,176
     issued and outstanding at June 30, 2000
     and December 31, 1999                          15,926       16,418
  Retained earnings                                 27,814       25,058
  Accumulated other comprehensive deficit             (472)        (656)
                                                  --------     --------
     Total shareholders' equity                     43,268       40,820
                                                  --------     --------
       Total liabilities and shareholders' equity $645,130     $568,442
                                                  ========     ========


  See accompanying notes to consolidated finacial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (Dollars in thousands, except per share data)
                      (Unaudited)


                                  Three months ended     Six months ended
                                  ------June 30,-----   ----- June 30,-----
                                   2000         1999     2000         1999
Interest income
  Interest and fees on loans     $12,589       $ 9,896  $23,824     $19,345
  Interest on securities
     Taxable                         797           167    1,574         353
     Tax-exempt                      175            10      344          29
  Other interest income              100           114      191         192
                                 -------       -------  -------     -------
     Total interest income        13,661        10,187   25,933      19,919
                                 -------       -------  -------     -------
Interest expense
  Deposits                         5,971         4,445   11,143       8,675
  Borrowings                       1,113           316    1,918         708
  Subordinated debentures            281           156      554         156
                                 -------       -------  -------     -------
     Total interest expense        7,365         4,917   13,615       9,539
                                 -------       -------  -------     -------
Net interest income                6,296         5,270   12,318      10,380
Provision for loan losses          1,525           213    1,875         426
                                 -------       -------  -------     -------
Net interest income after
 provision for loan losses         4,771         5,057   10,443       9,954
                                 -------       -------  -------     -------
Other income
  Service fees                       504           469      983         892
  Gain on sales of loans              12            30       25          59
  Gain on sales of securities         49             0       49           0
  Net gain on sale of branches         0             0      292           0
  Other operating income             842           150    1,024         313
                                 -------       -------  -------      ------
     Total other income            1,407           649    2,373       1,264
                                 -------       -------  -------      ------
Other expenses
  Salaries and employee benefits   1,818         1,530    3,477       3,002
  Occupancy and equipment            734           622    1,504       1,252
  Other                            1,963         2,015    3,748       3,349
                                 -------       -------  -------     -------
     Total other expenses          4,515         4,167    8,729       7,603
                                 -------       -------  -------     -------
Income before provision for
 income taxes                      1,663         1,539    4,087       3,615
Provision for income taxes           201           232      675         767
                                 -------       -------  -------     -------
Net income                       $ 1,462       $ 1,307  $ 3,412     $ 2,848
                                 =======       =======  =======     =======
Basic earnings per common share  $   .21       $   .19  $   .49     $   .40
                                 =======       =======  =======     =======
Diluted earnings per common
 share                           $   .21       $   .18  $   .49     $   .40
                                 =======       =======  =======     =======
Dividends  paid per common share $   .05       $   .05  $   .09     $   .09
                                 =======       =======  =======     =======


 See accompanying notes to consolidated financial statements.

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' EQUITY
                (Dollars in thousands)
                      (Unaudited)


                                 Three months ended       Six months ended
                                ------June 30,------    -----June 30,------
                                 2000          1999      2000         1999

Balance - beginning of period   $42,411       $38,214   $40,820      $39,469

Net income for period             1,462         1,307     3,412        2,848
Net unrealized gain (loss) on
 securities available for sale       25           (78)      184         (119)
                                -------       -------   -------      -------
  Total comprehensive income      1,487         1,229     3,596        2,729

Cash dividends                     (330)         (319)     (656)        (640)

Issuance of common stock            100           111       202          204

Common stock retired               (400)         (200)     (694)      (2,727)
                                -------       -------   -------      -------
Balance - end of period         $43,268       $39,035   $43,268      $39,035
                                =======       =======   =======      =======


 See accompanying notes to consolidated financial statements.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands)
                     (Unaudited),


                                                          Six months ended
                                                              June 30,
                                                         2000          1999
Cash flows from operating activities
  Net income                                           $  3,412     $  2,848
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization                        1,169       1,018
     Provision for loan losses                            1,875         426
     Gain on sales of securities                            (49)          0
     Gain on sale of premises and equipment                (271)       (138)
     Net gain on sale of branches                          (292)          0
     Change in other assets                              (2,513)        963
     Change in other liabilities                           (152)        569
                                                       --------    --------
       Net cash provided by operating activities          3,179       5,686
                                                       --------    --------
Cash flows from investing activities
  Net increase in interest-bearing deposits
    in other financial institutions                        (688)          0
  Purchase of securities available for sale             (24,547)     (6,302)
  Proceeds from sales of securities available for sale    9,946           0
  Proceeds from maturities, calls or paydowns of
    securities available for sale                           795       2,389
  Net increase in loans                                 (58,644)    (15,747)
  Purchase of premises and equipment                       (492)     (1,418)
  Proceeds from sales of premises and equipment             774         211
  Net cash paid for sale of branches                     (4,540)          0
  Net cash received for net liabilities assumed in
    acquisition of branches                              14,390      15,504
                                                       --------    --------
     Net cash used in investing activities              (63,006)     (5,363)
                                                       --------    --------
Cash flows from financing activities
  Net increase in deposits                               29,355      25,597
  Proceeds from borrowings                               65,000       8,000
  Payment on borrowings                                 (30,285)    (12,061)
  Proceeds from issuance of common stock                    202         204
  Retirement of common stock                               (694)     (2,727)
  Net proceeds from the issuance of guaranteed
    preferred beneficial interests in the
    Corporation's subordinated debentures                     0      11,882
  Payment of cash dividends                                (656)       (640)
                                                       --------   ---------
     Net cash provided by financing activities           62,922      30,255
                                                       --------    --------
Net change in cash and cash equivalents                   3,095      30,578

Cash and cash equivalents at beginning of period         26,160      22,641
                                                       --------    --------
Cash and cash equivalents at end of period             $ 29,255    $ 53,219
                                                       ========    ========

 See accompanying notes to condensed consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                       CONTINUED
                (Dollars in thousands)
                      (Unaudited)


                                                        Six months ended
                                                             June 30,
                                                        2000        1999
Supplemental disclosures of cash flow information

  Cash paid for:
     Interest                                        $ 12,502    $  9,525
     Income taxes                                       1,993         341

  Assets and liabilities acquired in branch
  acquisitions:
     Premises and equipment, net                         (139)       (286)
     Core deposit intangibles and goodwill               (664)     (1,680)
     Deposits                                          15,149      17,463
     Other liabilities                                     44           7

  Assets and liabilities divested in branch sales:
     Loans                                                 (8)          0
     Premises and equipment, net                          (31)          0
     Deposits                                           4,858           0
     Other liabilities                                     13           0



 See accompanying notes to condensed consolidated financial statements.

1.BASIS OF PRESENTATION

  The   unaudited   condensed  consolidated   financial
  statements  of  North  Country Financial  Corporation
  (the  Registrant)  have been prepared  in  accordance
  with  generally  accepted accounting  principles  for
  interim  financial information and  the  instructions
  to  Form  10-Q  and  Rule 10-01  of  Regulation  S-X.
  Accordingly,  they  do  not  include   all   of   the
  information  and  footnotes  required  by   generally
  accepted    accounting   principles   for    complete
  financial  statements.  In the opinion of management,
  all   adjustments  (consisting  of  normal  recurring
  accruals)   considered   necessary   for    a    fair
  presentation  have been included.  Operating  results
  for  the six-month period ended June 30, 2000 are not
  necessarily  indicative of the results  that  may  be
  expected for the year ending December 31, 2000.   The
  unaudited   consolidated  financial  statements   and
  footnotes thereto should be read in conjunction  with
  the  audited  consolidated financial  statements  and
  footnotes   thereto  included  in  the   Registrant's
  Annual  Report  on  Form  10-K  for  the  year  ended
  December 31, 1999.

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

2.FUTURE ACCOUNTING CHANGES

  In  June  1999,  the  Financial Accounting  Standards
  Board   ("FASB")   issued  Statement   of   Financial
  Accounting  Standards  ("FAS") No.  133,  "Accounting
  for  Derivative Instruments and Hedging  Activities".
  This   Statement   requires   that   all   derivative
  financial instruments be recognized as either  assets
  or  liabilities  in  the Balance  Sheet.   Derivative
  financial  instruments not designated as hedges  will
  be  measured at fair value with changes in fair value
  being  recognized  in  earnings  in  the  period   of
  change.   If a derivative is designated as  a  hedge,
  the  accounting for changes in fair value will depend
  on   the   specific  exposure  being   hedged.    The
  Statement  is  effective for fiscal  years  beginning
  after  June  15,  2000.  Management,  at  this  time,
  cannot   determine  the  effect  adoption   of   this
  Statement  may  have  on  the consolidated  financial
  statements  of  the  Registrant  as  the  effect   is
  dependent on the amount and nature of derivatives and hedges held at the time of adoption of the Statement.


3.EARNINGS PER SHARE

  The factors used in the earnings per share computation follow.

     (In thousands, except per share data)
                                           Three months    Six months
                                              ended          ended
                                             June 30,       June 30,
                                           2000   1999     2000   1999
  Basic earnings per common share:
    Net income                           $1,462  $1,307  $3,412  $2,848
    Weighted average common shares
      outstanding                         6,979   7,031   6,987   7,052
                                         ------  ------  ------  ------
     Basic earnings per common share     $  .21  $  .19  $  .49  $  .40
                                         ======  ======  ======  ======
  Diluted earnings per common share:
    Net income                           $1,462  $1,307  $3,412  $2,848

    Weighted average common shares
     outstanding for basic earnings
     per common share                     6,979   7,031   6,987   7,052
    Add:  Dilutive effect of assumed
     exercises of stock options              12      91      12     101
    Add:  Dilutive effect of directors'
     deferred stock compensation             37       7      37       7
     Average shares and dilutive         ------  ------  ------  ------
     potential common shares              7,028   7,129   7,036   7,160
                                         ------  ------  ------  ------
      Diluted earnings per common share  $  .21  $  .18  $  .49  $  .40
                                         ======  ======  ======  ======

4.INVESTMENT SECURITIES

  The amortized cost and estimated fair value of investment securities available for sale as of June
  30, 2000 and December 31, 1999 are as follows (in thousands):

                                   June 30, 2000         December 31, 1999
                               Amortized   Estimated   Amortized   Estimated
                                 Cost      Fair Value     Cost     Fair Value

  U.S. Treasury securities and
    obligations of U.S.
    Government agencies and
    corporations               $ 10,904    $ 10,392    $  9,863   $  9,392
  Obligations of states and
    political subdivisions       18,852      18,852      16,356     16,210
  Corporate securities            4,049       4,134       3,049      3,008
  Mortgage-related securities    24,453      24,165      15,070     14,733
                               --------    --------    --------   --------
    Total investment securities
      available for sale       $ 58,258    $ 57,543    $ 44,338   $ 43,343


5.ALLOWANCE FOR LOAN LOSSES

  Activity  in  the allowance for loan losses  for  the
  six   months  ended  June  30,  2000  and  1999,  are
  summarized as follows (in thousands):

                                                  June 30,      June 30,
                                                   2000          1999

   Balance at beginning of period                 $ 6,863      $ 6,112
   Charge-offs                                     (1,098)        (430)
   Recoveries                                          80           52
   Provision for loan losses                        1,875          426
                                                  -------      -------
                                                  $ 7,720      $ 6,160
                                                  =======      =======

  Information regarding impaired loans follows
   (in thousands):

                                              As of and        As of and
                                             for the six      for the year
                                             months ended        ended
                                               June 30,       December 31,
                                                 2000            1999

   Average investment in impaired loans         $ 6,682        $ 6,128
   Balance of impaired loans                      9,041          5,604

6.BORROWINGS

  Borrowings consist of the following at June 30, 2000 and December 31, 1999 (in thousands):

                                                  June 30,     December 31,
                                                   2000           1999

     Federal  Home  Loan  Bank advances at
     various rates with  various  maturities
     (see annual financial statements as
     referenced in Note 1)                       $79,782         $45,067

     Farmers Home Administration,
     $2,000,000 fixed rate note payable
     maturing August 24, 2024, interest
     payable at 1%                                 1,811          1,811
                                                 -------        -------
                                                 $81,593        $46,878

  The   Federal   Home   Loan   Bank   borrowings   are
  collateralized by a blanket collateral  agreement  on
  the  Registrant's  residential mortgage  loans,  U.S.
  Government  and agency securities, and  Federal  Home
  Loan  Bank  stock.   Prepayment of  the  advances  is
  subject  to  the  provisions and  conditions  of  the
  credit  policy  of  the Federal  Home  Loan  Bank  of
  Indianapolis   in  effect  as  of  June   30,   2000.
  Borrowings   other  than  Federal  Home   Loan   Bank
  advances are not subject to prepayment penalties.


7.CURRENT EVENTS

  On  June  16,  2000, the Registrant purchased  branch
  offices  located in Glen Arbor and Alanson  from  Old
  Kent  Bank.   In  connection with these acquisitions,
  the  Registrant  assumed deposits of $15,149,000  and
  other   liabilities   of   $44,000.    Property   and
  equipment   of  $139,000  was  also  acquired.    The
  related   core   deposit  intangibles  and   goodwill
  totaled  $664,000.   These  branch  acquisitions  are
  consistent   with   the  Registrant's   strategy   of
  expanding in Michigan's Lower Peninsula.

  In  April,  2000, the Registrant closed the  Newberry
  Hill branch office. The deposits and loans for this office were transferred to an existing branch office in a nearby location.

  The Registrant is in the process of establishing new offices in Cadillac and Boyne City in Michigan's
  Lower Peninsula. The Cadillac office is anticipated to open in the third quarter of 2000 while the Boyne
  City office is expected to open in 2001.

  On  June  21, 2000, the Board of Directors adopted  a
  Shareholder  Rights Plan.  The Rights  Plan  was  not
  adopted  in  response  to  any  specific  effort   to
  acquire  control of the Registrant.  Rather,  it  was
  adopted  to protect shareholders against attempts  to
  acquire  control  of  the  Registrant  by  means   of
  "creeping"  acquisitions  in  the  open   market,   a
  hostile  tender offer made at less than  a  full  and
  fair  price, and other takeover tactics that  can  be
  used to deprive shareholders of the ability to get  a
  full  and fair price for all of their shares  in  the
  context  of a change in control.  The Board  believes
  that  rights  plans  have also  proven  effective  in
  providing  a  board of directors of a target  company
  with   more  time  to  pursue  alternatives   to   an
  inadequate hostile bid and negotiating leverage with a bidder should the Board decide to engage in such activities.

The  following  discussion and  analysis  of  financial
condition and results of operations provides additional
information   to  assess  the  condensed   consolidated
financial statements of the Registrant and its wholly-owned subsidiaries through the second quarter of 2000.
The discussion should be read in conjunction with those statements and their accompanying notes.

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

Financial Highlights:

Year-to-date consolidated net income was $3.41  million
through June 30, 2000 compared to $2.85 million for the
same  period  in  1999.   Diluted  earnings  per  share
increased  from $0.40 through June 30, 1999,  to  $0.49
for  the  same  period  in 2000.   The  loan  portfolio
continues  a significant growth trend with gross  loans
increasing  $57.6 million or 12.4% since  December  31,
1999.   Loan  growth remains focused in the  commercial
lending and leasing areas.  The loan growth in 2000 has
been  funded primarily through increases in the deposit
portfolio  and  borrowings.   Deposits  have  increased
$39.6 million or 8.6% since December 31, 1999, with the
primary  area  of growth being interest-bearing  demand
accounts.   Borrowings have increased $34.7 million  or
74.1% from December 31, 1999 to June 30, 2000.


Financial Condition:

Cash and Cash Equivalents: Cash and cash equivalents increased $3.1 million or 11.8% through the second quarter of 2000. The increase was largely funded by increases in deposits and borrowings as discussed more fully below, and is available for growth in the Bank's loan and investment portfolios.

Investment  Securities:  Available for sale  securities
increased  $14.2  million or 32.8% through  the  second
quarter  of 2000.  The growth is a result of strategies
to manage interest rate risk through diversification of
the   balance  sheet.   Management  has  utilized   its
available capacity to borrow additional funds at the Federal Home Loan Bank in order to match the pricing and maturity of investment security purchases.

Loans:   Through  the  second  quarter  of  2000,  loan
balances   increased  by  $57.6   million   or   12.4%.
Management  believes loans provide the most  attractive
earning  asset  yield available to the  Registrant  and
that  trained personnel and controls are  in  place  to
successfully  manage a growing portfolio.  Accordingly,
management intends to continue to maintain loans  at  a
high  level  while maintaining adequate liquidity.   As
shown   in  the  table  below,  the  loan  mix  remains
relatively   constant  with  a   slight   increase   in
commercial  and  governmental leases as  a  percent  of
total  loans  for the six months ended  June  30,  2000
compared to December 31, 1999.

Following is a summary of the loan mix at June 30, 2000 and December 31, 1999 (in thousands):

                               June 30,  % of    December 31,   % of
                                2000    Total       1999        Total
  Loans:
  Commercial real estate      $ 86,226   16.4%    $ 79,000        16.9%
  Commercial, financial, and
   agricultural                197,204   37.6      179,592        38.5
  Leases:
     Commercial                 41,760    8.0       22,541         4.8
     Governmental               56,440   10.8       48,148        10.3
     1-4 family residential
      real estate              115,007   21.9      107,751        23.1
     Consumer                   14,596    2.8       17,051         3.7
     Construction               13,006    2.5       12,538         2.7
                              --------  ------    --------       ------
                              $524,239  100.0%    $466,621       100.0%
                              ========  =====     ========       ======

The   allowance  for  loan  losses  is  maintained   by
management  at  a level considered to  be  adequate  to
cover   probable   losses   related   to   specifically
identified loans, as well as probable losses inherent in the balance of the loan portfolio. At June 30, 2000 and December 31, 1999, the allowance for loan losses was equal to 1.5% of total loans outstanding.

Credit Quality:  Management analyzes the allowance  for
loan losses in detail on a monthly basis to ensure that
the  losses  inherent  in  the portfolio  are  properly
reserved  for  in the allowance for loan  losses.   The
Registrant's  success  in  maintaining  strong   credit
quality  is  demonstrated in its historical  charge-off
experience.  Net charge-offs to gross loans outstanding
was  0.20% and 0.08% for the six months ended June  30,
2000  and 1999, respectively.  Charge-offs for the  six
month  period  ended  June 30, 2000 increased  $668,000
from  the  same  period in 1999; while increasing,  the
charge-off  level is considered to be  manageable.   To
compensate for the increased charge-offs and increased levels of non-performing loans as described below, the provision for loan losses was increased $1.4 million from $426,000 for the six-month period ended June 30, 1999 to $1.88 million for the same period in 2000.

The table presented below shows the balance of non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - as of June 30, 2000 and December 31, 1999 (in thousands):

                                               June 30,   December 31,
                                                 2000         1999

  Nonaccrual loans                              $ 5,256     $    95
  Loans 90 days or more past due and
    still accruing                                1,820       2,452

Nonaccrual  loans  have  increased  $5.2  million  from
December 31, 1999 to June 30, 2000 while loans 90  days
or  more past due and still accruing have decreased  by
$632,000  during that same time period.   At  June  30,
2000,  loans  to  two commercial borrowers  represented
$3.8  million of the $5.3 million of nonaccrual  loans.
Management  anticipates charge-offs on  these  specific
loans  of  approximately  $1.5 million;  therefore,  as
discussed above, the provision for loan losses has been
increased accordingly during the quarter ended June 30,
2000.   The remaining increase in nonaccrual  loans  of
$1.4  million  relates to loans to  thirteen  borrowers
with    individual   balances   less   than   $200,000.
Management continues to monitor the situation on  these
and  other  non-performing loans and has taken  various
actions  to  reduce the level of non-performing  loans.
Non-performing  loans to total gross loans  were  1.00%
and 0.55% at June 30, 2000 and December 31, 1999, respectively.

Deposits:   Total deposits through the  second  quarter
have   increased   $39.6  million   or   8.6%.    While
noninterest-bearing    deposit   balances    decreased,
interest-bearing  deposit  balances  increased  through
June  30,  2000.  Of the total increase, $10.3  million
represents  the net increase due to branch acquisitions
and   divestitures  as  disclosed  in  the    Condensed
Consolidated Statements of Cash Flows. The remaining growth is attributed to the branch network as well as from the issuance of brokered deposits.

Borrowings:   The Registrant's branching network  is  a
relatively  high cost network in comparison  to  peers.
Accordingly,  the  Registrant uses alternative  funding
sources to provide funds for lending activities and  to
grow  the  Bank's  investment  portfolio  as  described
above.   At  June 30, 2000, $79.8 million of the  total
borrowings  were  from the Federal Home  Loan  Bank  of
Indianapolis.   Alternative sources of funding  can  be
obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

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

Shareholder's   Equity:   Total  shareholder's   equity
increased $2.5 million from December 31, 1999  to  June
30,  2000.   The increase primarily resulted  from  net
income  of  $3.4  million offset by the  repurchase  of
common  stock  of $694,000 and cash dividends  paid  of
$656,000.   The Registrant will continue to selectively
repurchase common stock as opportunities arise.

Results of Operations:

Net  Interest  Income:   Net interest  income  for  the
quarter  ended June 30, 2000 increased by $1.0  million
or 19.5% compared to the same period one year ago.  The
increase in net interest income was largely the  result
of  an  increase  in  the loan volume  for  the  second
quarter of 2000 compared to the second quarter of 1999.
The  net interest margin, on a fully taxable equivalent
basis,  for the quarter ended June 30, 2000 was  5.03%,
compared to 5.16% for the same period of 1999.  The net
interest  margin  has  been  impacted  by  the  current
economic  conditions,  the competitive  nature  of  the
Registrant's   market,  and   the   issuance   of   the
subordinated  debentures as discussed above.   Overall,
as interest rates continue to increase, the Registrant is not able to increase its lending rates at the same rate as the increases experienced in the cost of funds;
therefore, margins are squeezed. Interest income from loans represented 92.2% of total interest income for the second quarter of 2000 compared to 97.1% for the same period of 1999. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Net  interest income for the six months ended June  30,
2000 increased by 18.7% compared to the same period  in
1999.  The  net  interest margin, on  a  fully  taxable
equivalent basis for the six months ended June 30, 2000
decreased  from 5.15% for the same period  in  1999  to
5.01%  for  the same reasons mentioned in the preceding
paragraph.   Interest  income  from  loans  represented
91.9% of total interest income through the second quarter of 2000 compared to 97.1% for the same period of 1999.

Provision  for  Loan  Losses:  The allowance  for  loan
losses  is  maintained  at a level  adequate  to  cover
losses  inherent  in  the  portfolio.   The  Registrant
records  a  provision  for  loan  losses  necessary  to
maintain  the allowance at that level after considering
factors   such  as  loan  charge-offs  and  recoveries,
changes  in  the  mix of loans in the  portfolio,  loan
growth, and other economic factors.  The provision  for
loan  losses increased by $1.3 million and $1.4 million
for  the quarter ended and six month period ended  June
30, 2000, respectively, compared to the same periods in
1999.   This is due primarily to increased net  charge-
off   and  non-performing  loan  levels  as  previously
discussed.  Management continues to fund the  allowance
at  a  rate  consistent with its  analysis  of  problem
credits, also considering changes in the size  and  mix
of  its  loan  portfolio.   The Registrant  anticipates
that, for the balance of 2000, its quarterly provision for loan losses will continue to be higher than the comparable periods in 1999.

Other Income: Other income increased by $758,000 for the quarter ended June 30, 2000 compared to the same period in 1999. The increase was primarily due to an increase in other operating income of $692,000, largely the result of gains recognized on the sale of premises and equipment and other assets.

Noninterest income increased by $1.1 million for the six months ended June 30, 2000 compared to the same period one year ago. The increase was primarily due to the net gain on the sale of the Garden office during the first quarter of 2000 and the net increase in other operating income, as discussed above, during the second quarter of 2000.

Noninterest  Expenses:  Noninterest  expense  increased
$348,000  or 8.4% for the quarter ended June  30,  2000
compared  to  the same period of 1999.  Salary  expense
increased  by  $288,000  or  18.8%  during  the  second
quarter of 2000 compared to the second quarter of 1999.
Occupancy  expense increased by $112,000 or  18.0%  for
the  second quarter of 2000 compared to the same period
in   1999.   Other  noninterest  expense  decreased  by
$52,000 or 2.6% for the second quarter of 2000 compared to the same period in 1999.

Noninterest expense increased $1.1 million or 14.8% for
the six months ended June 30, 2000 compared to the same
period  of 1999.  Salary expense increased by  $475,000
or 15.8% through the second quarter of 2000 compared to the same period in 1999. Occupancy expense increased by $252,000 or 20.1% through the second quarter of 2000 compared to the same period in 1999. Other noninterest expense increased by $399,000 or 11.9% through the second quarter of 2000 compared to the same period in 1999.

Federal Income Tax:  The provision for income taxes was
12.1% of income before income tax for the quarter ended
June  30, 2000 compared to 15.1% for the quarter  ended
June 30, 1999.  For the six months ended June 30, 2000,
the  provision  for income taxes was  16.5%  of  income
compared  to  21.2% for the same period in  1999.   The
difference  between  the effective  tax  rate  and  the
federal  corporate income tax rate of 34% is  primarily
due to tax-exempt interest earned on loans, leases, and
investments.   The effective tax rate has decreased  as
tax-exempt income has become a larger percentage of total interest income.

Interest Rate Risk:

Management  actively manages the Registrant's  interest
rate   risk.    In   relatively   low   interest   rate
environments  which  have been experienced  during  the
past  several years, borrowers have generally tried  to
extend  the maturities and repricing periods  on  their
loans  and place deposits in demand or very short  term
accounts.   Management  has taken  various  actions  to
offset  the  imbalance  which  those  tendencies  would
otherwise create.  Commercial and real estate loans are
written at variable rates or, if necessary, fixed rates
for  relatively short terms.  Products have  also  been
offered to give customers an incentive to accept longer
term  deposits.   Management can also  manage  interest
rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods.

As  of  June  30, 2000, the Registrant had a cumulative
liability  gap  position of approximately  $90  million
within  the one-year timeframe.  This position suggests
that  if the market interest rates decline in the  next
12  months,  the Registrant has the potential  to  earn
more   net  interest  income.   Conversely,  if  market
interest  rates  increase in the next  12  months,  the
Registrant has the potential to earn less net  interest
income.    Management  believes  that  it  is  properly
positioned against significant changes in rates without severely altering operating results.

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

                                     Tier I      Tier I          Total
                                   Capital to   Capital to     Capital to
                                    Average   Risk Weighted   Risk Weighted
                                     Assets      Assets          Assets

  Regulatory minimum                  4.0%        4.0%            8.0%

  The Registrant
     June 30, 2000                    7.8%       10.2%           11.5%
     December 31, 1999                8.4%       11.8%           13.0%

The  capital levels include adjustment for the Capital,
or  Trust  Preferred, Securities issued  in  May  1999,
subject   to  certain  limitations.   Federal   Reserve
guidelines limit the amount of cumulative preferred securities which can be included in Tier 1 capital to 25% of total Tier 1 capital. As of June 30, 2000, all of the $12,450,000 of Capital Securities were available as Tier 1 capital of the Registrant. As previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth.

              PART II - OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds

On April 3, 2000, the Registrant issued five shares of stock each to two employees of the Company. The shares were given to the employees in connection with an employee recognition program. The issuance of stock to the employees was exempt from registration under The
Securities Act because the transaction did not involve an offer or sale of stock for value.

Item  4.   Submission of Matters to a Vote of  Security Holders

The annual meeting of the Registrant's shareholders was
held on April 18, 2000.  The purpose of the meeting was
to  elect directors, each for a three year term, and to
approve  the  North Country Financial Corporation  2000
Stock Incentive Plan.

The  name  of  each director elected,  along  with  the
number   of  votes  cast  for  or  authority  withheld)
follows:

                                             Authority
     Directors Elected       For              Withheld

     Paul W. Arsenault    4,525,902             99,612
     Bernard A. Bouschor  4,510,655            114,859
     C. Ronald Dufina     4,529,183             96,331
     Wesley W. Hoffman    4,527,309             98,205

The  North  Country  Financial Corporation  2000  Stock
Incentive Plan received the following votes:

     For                  3,837,942
     Against                601,814
     Abstained              160,999
     Authority withheld      24,759


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report

Number                   Exhibit

3              Articles of Incorporation, as amended

10             Employment Agreement dated July 3,  2000
               between    North    Country    Financial
               Corporation and Ronald G. Ford

27             Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2000.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                    NORTH COUNTRY FINANCIAL CORPORATION
                    -----------------------------------
                               (Registrant)



August 11, 2000     /s/ Ronald G. Ford
----------------    ------------------
Date                RONALD G. FORD,
                    CHAIRMAN AND CEO


August 11, 2000     /s/ Kristine E. Hoefler
----------------    -----------------------
Date                KRISTINE E. HOEFLER,
                    EXECUTIVE VICE PRESIDENT AND CFO