Form 10-Q
period 2000-09-30
NORTH COUNTRY FINANCIAL CORP
filed 2000-11-13
CIK 36506

UNITED STATES
          SECURITIES AND EXCHANGE COMMISSION
                Washington, D.C.  20549

                       FORM 10-Q


    [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934

   For the quarterly period ended September 30, 2000

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

                    Yes [X]       No [ ]


As of October 31, 2000, there were outstanding
6,981,310 shares of the registrant's common stock, no par value.

          NORTH COUNTRY FINANCIAL CORPORATION
                         INDEX



PART 1.   FINANCIAL INFORMATION                                    Page No.

  Item 1. Financial Statements

          Condensed Consolidated Balance Sheets -
            September 30, 2000 (Unaudited) and December 31, 1999       1

          Condensed Consolidated Statements of Income - Three and
            Nine Months Ended September 30, 2000 (Unaudited) and
            September 30, 1999 (Unaudited)                              2

          Condensed Consolidated Statements of Changes in
            Shareholders' Equity - Three and Nine Months Ended
            September 30, 2000 (Unaudited) and
            September 30, 1999 (Unaudited)                              3

          Condensed Consolidated Statements of Cash Flows -
            Nine Months Ended September 30, 2000 (Unaudited)
            and September 30, 1999 (Unaudited)                        4-5

          Notes to Condensed Consolidated Financial
            Statements (Unaudited)                                    6-8


     Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations                   9-13


PART II.  OTHER INFORMATION


  Item 6. Exhibits and Reports on Form 8-K                             14

  SIGNATURES                                                           15

         CONDENSED CONSOLIDATED BALANCE SHEETS
                (Dollars in thousands)


                                              September 30,   December 31,
                                                  2000            1999
                                               (Unaudited)
ASSETS
  Cash and due from banks                        $ 25,125        $ 26,160
  Federal funds sold                                3,427               0
                                                 ---------       ---------
     Total cash and cash equivalents               28,552          26,160

  Interest-bearing deposits in other financial
    institutions                                        0             679
  Securities available for sale                    45,474          43,343

  Total loans                                     537,709         466,621
     Allowance for loan losses                     (8,511)         (6,863)
                                                 ---------       ---------
                                                  529,198         459,758
  Premises and equipment                           18,693          19,118
  Other assets                                     22,299          19,384
                                                 ---------       ---------
     Total assets                                $644,216        $568,442
                                                 =========       =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                         $ 48,370        $ 43,606
     Interest-bearing                             478,942         419,392
                                                 ---------       ---------
       Total deposits                             527,312         462,998
  Borrowings                                       54,593          46,878
  Accrued expenses and other liabilities            7,020           5,296
                                                 ---------       ---------
     Total liabilities                            588,925         515,172
                                                 ---------       ---------
  Guaranteed preferred beneficial interests
    in the Corporation's subordinated debentures   12,450          12,450

Shareholders' equity
  Preferred  stock, no par value, 500,000 shares
    authorized, no shares outstanding Common
    stock, no par value, 18,000,000 shares
    authorized, 6,965,669 and 7,000,176 issued
    and outstanding at September 30, 2000 and
    December 31, 1999                              15,899          16,418
  Retained earnings                                27,144          25,058
  Accumulated other comprehensive deficit            (202)           (656)
                                                 ---------       ---------
     Total shareholders' equity                    42,841          40,820
                                                 ---------       ---------
     Total liabilities and shareholders' equity  $644,216        $568,442
                                                 =========       =========


See accompanying notes to condensed consolidated financial statements.

      CONDENSED CONSOLIDATED STATEMENTS OF INCOME
     (Dollars in thousands, except per share data)
                      (Unaudited)


                                       Three months ended  Nine months ended
                                          September 30,      September  30,
                                         2000      1999     2000       1999
Interest income
  Interest and fees on loans           $13,024   $10,201   $36,848   $29,546
  Interest on securities
     Taxable                               934       414     2,508       767
     Tax-exempt                            162        65       506        94
  Other interest income                    141       111       332       303
                                       -------   -------   -------   -------
     Total interest income              14,261    10,791    40,194    30,710
                                       -------   -------   -------   -------
Interest expense
  Deposits                               6,503     4,711    17,646    13,386
  Borrowings                               990       416     2,908     1,033
  Subordinated debentures                  292       156       846       403
                                       -------   -------   -------   -------
     Total interest expense              7,785     5,283    21,400    14,822
                                       -------   -------   -------   -------
Net interest income                      6,476     5,508    18,794    15,888
Provision for loan losses                2,500       213     4,375       639
                                       -------   -------   -------   -------
Net interest income after provision
  for loan losses                        3,976     5,295    14,419    15,249
                                       -------   -------   -------   -------
Other income
  Service fees                             491       529     1,474     1,421
  Gain on sales of securities               61         0       110         0
  Net gain on sale of branches               0       430       292       430
  Fee income generated by mortgage
    subsidiary                           1,121         0     1,121         0
  Other operating income                   174       264     1,223       636
                                       -------   -------   -------   -------
     Total other income                  1,847     1,223     4,220     2,487
                                       -------   -------   -------   -------
Other expenses
  Salaries and employee benefits         2,858     1,761     6,335     4,763
  Occupancy and equipment                  708       642     2,212     1,894
  Other                                  2,022     1,888     5,770     5,237
                                       -------   -------   -------   -------
     Total other expenses                5,588     4,291    14,317    11,894
                                       -------   -------   -------   -------
Income before provision (credit)
  for income taxes                         235     2,227     4,322     5,842
Provision (credit) for income taxes        (94)      500       581     1,267
                                       -------   -------   -------   -------
Net income                             $   329   $ 1,727   $ 3,741   $ 4,575
                                       =======   =======   =======   =======
Basic earnings per common share        $  0.05   $  0.25   $  0.54   $  0.65
                                       =======   =======   =======   =======
Diluted earnings per common share      $  0.05   $  0.24   $  0.53   $  0.64
                                       =======   =======   =======   =======
Dividends  declared per common  share  $  0.14   $  0.05   $  0.24   $  0.14
                                       =======   =======   =======   =======


See accompanying notes to condensed consolidated financial statements.

    CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN
                 SHAREHOLDERS' EQUITY
                (Dollars in thousands)
                      (Unaudited)


                                       Three months ended  Nine months ended
                                          September 30,      September 30,
                                         2000      1999     2000      1999

Balance - beginning of period          $ 43,268  $ 39,035  $ 40,820  $ 39,469

Net income for period                       329     1,727     3,741     4,575
Net unrealized gain (loss) on
  securities available for sale             270        (2)      454      (121)
                                       ---------  --------  --------  --------
  Total comprehensive income                599     1,725     4,195    4,4554

Dividends declared                         (999)     (323)   (1,655)     (963)

Issuance of common stock                     87       105       289       309

Common stock retired                       (114)     (399)     (808)   (3,126)
                                       ---------  --------  --------  --------
Balance - end of period                $ 42,841   $ 40,143  $ 42,841  $ 40,143
                                       =========  ========  ========  ========







See accompanying notes to condensed consolidated financial statements.

    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Dollars in thousands)
                      (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                          2000        1999
Cash flows from operating activities
  Net income                                           $  3,741     $  4,575
  Adjustments to reconcile net income to
    net cash provided by operating activities
     Depreciation and amortization                        1,761        1,706
     Provision for loan losses                            4,375          639
     Gain on sales of securities                           (110)           0
     Gain on sale of premises and equipment                (271)        (348)
     Net gain on sale of branches                          (292)        (430)
     Change in other assets                              (2,593)        (822)
     Change in other liabilities                            682          804
                                                        --------     --------
       Net cash provided by operating activities          7,293        6,124
                                                        --------     --------
Cash flows from investing activities
  Net decrease in interest-bearing deposits
    in other financial institutions                         679            0
  Purchase of securities available for sale             (26,027)     (23,634)
  Proceeds from sales of securities available for sale   23,576            0
  Proceeds from maturities, calls or paydowns of
    securities available for sale                         1,221        3,663
  Net increase in loans                                 (73,823)     (35,680)
  Purchase of premises and equipment                     (1,203)      (2,206)
  Proceeds from sales of premises and equipment             815          407
  Net cash paid for sale of branches                     (4,540)     (10,001)
  Net cash received for net liabilities assumed in
    acquisitions                                         14,169       15,504
                                                        --------     --------
     Net cash used in investing activities              (65,133)     (51,947)
                                                        --------     --------
Cash flows from financing activities
  Net increase in deposits                               54,023       41,886
  Proceeds from borrowings                               65,000       26,000
  Payment on borrowings                                 (57,285)     (12,125)
  Proceeds from issuance of common stock                    289          309
  Retirement of common stock                               (808)      (3,126)
  Net proceeds from the issuance of guaranteed
    preferred beneficial interests in the
    Corporation's subordinated debentures                     0       11,882
  Payment of cash dividends                                (987)        (963)
                                                        --------     --------
     Net cash provided by financing activities           60,232       63,863
                                                        --------     --------
Net change in cash and cash equivalents                   2,392       18,040

Cash and cash equivalents at beginning of period         26,160       22,641
                                                        --------     --------
Cash and cash equivalents at end of period              $28,552      $40,681
                                                        ========     ========


See accompanying notes to condensed consolidated financial statements.

   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -
                       CONTINUED
                (Dollars in thousands)
                      (Unaudited)


                                                      Nine months ended
                                                        September 30,
                                                       2000      1999
Supplemental disclosures of cash flow information

  Cash paid for:
     Interest                                        $19,819   $14,813
     Income taxes                                      2,025       491

  Assets and liabilities acquired in acquisitions:
     Premises and equipment, net                         194       286
     Core deposit intangibles and goodwill               954     1,680
     Other assets                                        219         0
     Deposits                                         15,149    17,463
     Other liabilities                                   387         7

  Assets and liabilities divested in branch sales:
     Loans                                                 8         0
     Premises and equipment, net                          31        65
     Acquisition intangibles                               0       370
     Deposits                                          4,858    10,866
     Other liabilities                                    13         0



See accompanying notes to condensed consolidated financial statements.

1.BASIS OF PRESENTATION

  The   unaudited  condensed   consolidated  financial
  statements  of North  Country  Financial Corporation
  (the Registrant) have  been prepared  in  accordance
  with generally  accepted  accounting  principles for
  interim  financial  information and the instructions
  to  Form  10-Q   and  Rule  10-01 of Regulation S-X.
  Accordingly,   they  do  not  include  all  of   the
  information   and  footnotes  required  by generally
  accepted   accounting   principles   for    complete
  financial statements.  In the opinion of management,
  all  adjustments  (consisting   of  normal recurring
  accruals)   considered    necessary   for   a   fair
  presentation have  been included.  Operating results
  for the nine month  period ended  September 30, 2000
  are  not necessarily  indicative of the results that
  may  be  expected  for  the year ending December 31,
  2000.   The    unaudited   consolidated    financial
  statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1999.

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

     (In thousands, except per share data)

                                              Three months     Nine months
                                                 ended            ended
                                              September 30,    September 30,
                                             2000      1999   2000      1999
  Basic earnings per common share:
    Net income                              $  329    $1,727  $3,741   $4,575
    Weighted average common shares
      outstanding                            6,965     7,015   6,980    7,040
                                            ------    ------  ------   ------
     Basic earnings per common share        $ 0.05    $ 0.25  $ 0.54   $ 0.65
                                            ======    ======  ======   ======
  Diluted earnings per common share:
    Net income                              $  329    $1,727  $3,741   $4,575

    Weighted average common shares
      outstanding for basic earnings per
      common share                           6,965     7,015   6,980    7,040
    Add:  Dilutive effect of assumed
      exercises of stock options                10        58      17       84
    Add:  Dilutive effect of directors'
      deferred stock compensation               57         5      57        7
     Average shares and dilutive potential  ------    ------  ------   ------
       common shares                         7,032     7,078   7,054    7,131
                                            ------    ------  ------   ------
      Diluted earnings per common share     $ 0.05    $ 0.24  $ 0.53   $ 0.64
                                            ======    ======  ======   ======

4.INVESTMENT SECURITIES

  The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2000 and December 31,
  1999 are as follows (in thousands):



                                September 30, 2000      December 31, 1999
                                Amortized  Estimated   Amortized   Estimated
                                   Cost    Fair Value     Cost     Fair Value

U.S. Treasury securities and
  obligations of U.S. Government
  agencies and corporations       $10,924   $10,507      $ 9,863     $ 9,392

Obligations of states and
  political subdivisions           16,538    16,668       16,356      16,210

Corporate securities                4,052     4,195        3,049       3,008

Mortgage-related securities        14,267    14,104       15,070      14,733
                                 --------   -------      -------     -------
Total investment securities
 available for sale              $45,781   $45,474      $44,338      $43,343


5.ALLOWANCE FOR LOAN LOSSES

  Activity in the allowance for loan losses for the nine months ended September 30, 2000 and 1999, are summarized as follows (in thousands):


                                              September 30,  September 30,
                                                 2000           1999

   Balance at beginning of period              $ 6,863        $ 6,112
   Charge-offs                                  (2,827)          (573)
   Recoveries                                      100             75
   Provision for loan losses                     4,375            639
                                               -------        -------
                                               $ 8,511        $ 6,253
                                               =======        =======

  Information regarding impaired loans follows (in thousands):

                                              As of and      As of and
                                             for the nine   for the year
                                             months ended      ended
                                            September 30,   December 31,
                                                2000           1999

   Average investment in impaired loans       $ 9,420         $ 6,128
   Balance of impaired loans                   17,633           5,604

6.BORROWINGS

  Borrowings consist of the following at September 30, 2000 and December 31, 1999 (in thousands):

                                                 September 30,   December 31,
                                                     2000           1999

Federal Home Loan Bank advances at various
  rates with various maturities (see annual
  financial statements as referenced in Note 1)    $ 52,782        $ 45,067

Farmers Home Administration, $2,000,000
  fixed rate note payable maturing
  August 24, 2024, interest payable at 1%             1,811          1,811
                                                   --------       --------
                                                   $ 54,593       $ 46,878
                                                   ========       ========

  The    Federal   Home    Loan   Bank   borrowings   are
  collateralized  by  a  blanket  collateral agreement on
  the   Registrant's  residential  mortgage  loans,  U.S.
  Government and agency securities, and Federal Home Loan
  Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2000. Borrowings other than Federal
  Home Loan Bank advances are not subject to prepayment penalties.


7.CURRENT EVENTS

  On  August 1, 2000, the  Registrant  acquired  American
  Financial Mortgage Corp.,  a  Michigan  based  mortgage
  company,  through   a  stock  purchase.  Total   assets
  acquired and  liabilities  assumed  were  $303,000  and
  $343,000,  respectively.  The  transaction  resulted in
  goodwill of  $290,000.   The  acquisition  of  American
  Financial Mortgage Corp. allows the Registrant to offer
  a  wider   range  of  mortgage  loan  products  through
  secondary  market  relationships   established  by  the
  mortgage company. This acquisition is also viewed as a source of noninterest income to the Registrant.

  In August 2000, the Registrant opened a branch office in Cadillac in Michigan's Lower Peninsula. The office provides a full range of financial services. The
  Registrant anticipates opening a branch office in Boyne
  City, also  in  Michigan's  Lower  Peninsula,  in 2001.

  The following  discussion  and  analysis  of  financial
  condition and results of operations provides additional
  information   to   assess  the  condensed  consolidated
  financial statements of the Registrant and its wholly-owned subsidiaries through the third quarter of 2000.
  The discussion should be read in conjunction with those statements and their accompanying notes.

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

Financial Highlights:

  Year-to-date  consolidated  net income was $3.7 million
  through September 30, 2000 compared to $4.6 million for
  the same period in 1999.  Diluted  earnings  per  share
  were $0.53 for the nine months ended September 30, 2000
  compared to $0.64 for  the  same  period  in 1999.  The
  provision for loss  losses increased substantially on a
  year-to-date basis from  $639,000 for  the  nine months
  ended September 30, 1999  to  $4.4 million for the nine
  months ended  September 30, 2000.  The  loan  portfolio
  continues a significant growth trend with  gross  loans
  increasing $71.1 million  or  15.2%  since December 31,
  1999.  Loan  growth  remains  focused in the commercial
  lending and leasing areas.  The loan growth in 2000 has
  been funded primarily through  increases in the deposit
  portfolio  and  borrowings.  Deposits  have   increased
  $64.3  million  or  13.9% since December 31, 1999, with
  the  primary  area  of  growth  being  interest-bearing
  demand   accounts.   Borrowings   have  increased  $7.7
  million  or  16.5%  from December 31, 1999 to September
  30, 2000.

Financial Condition:

  Cash and Cash Equivalents: Cash and cash equivalents increased $2.4 million or 9.1% through the third quarter of 2000. The increase was largely funded by increases in deposits and borrowings as discussed more fully below, and is available for growth in the Bank's loan and investment portfolios.

  Investment  Securities:  Available for sale  securities
  remained  fairly  stable  from  December  31,  1999  to
  September 30, 2000 with an increase of $2.1 million  or
  4.9%.   Investment securities are maintained at a level
  in   which  interest  rate  risk  is  managed   through
  diversification of the balance sheet.   Management  has
  utilized  its  available capacity to borrow  additional
  funds  at the Federal Home Loan Bank in order to  match
  the   pricing  and  maturity  of  investment   security
  purchases.

  Loans:   Through  the  third  quarter  of  2000,   loan
  balances   increased  by  $71.1   million   or   15.2%.
  Management  believes loans provide the most  attractive
  earning  asset  yield available to the  Registrant  and
  that  trained personnel and controls are  in  place  to
  successfully  manage a growing portfolio.  Accordingly,
  management intends to continue to maintain loans  at  a
  high  level  while maintaining adequate liquidity.   As
  shown in the table below, the overall loan mix remains relatively constant with an increase in commercial and governmental leases as a percent of total loans for the nine months ended September 30, 2000 compared to December 31, 1999.

  Following is a summary of the loan mix at September 30, 2000 and December 31, 1999 (in thousands):

                                 September 30,  % of    December 31,   % of
                                     2000       Total      1999        Total
  Loans:
  Commercial real estate           $ 91,841     17.1%    $ 79,000      16.9%
  Commercial, financial, and
    agricultural                    209,335     38.9      179,592      38.5
  Leases:
     Commercial                      41,222      7.7       22,541       4.8
     Governmental                    53,085      9.9       48,148      10.3
  1-4 family residential real
    estate                          116,635     21.7      107,751      23.1
  Consumer                           13,553      2.5       17,051       3.7
  Construction                       12,038      2.2       12,538       2.7
                                   --------    ------    --------     ------
                                   $537,709    100.0%    $466,621     100.0%
                                   ========    ======    ========     ======

  The   allowance  for  loan  losses  is   maintained  by
  management  at  a  level  considered  to be adequate to
  cover   probable   losses   related   to   specifically
  identified loans, as well as probable losses inherent in the balance of the loan portfolio. At September 30, 2000 and December 31, 1999, the allowance for loan losses was equal to 1.6% and 1.5%, respectively, of total loans outstanding.

  Credit Quality:  Management analyzes the allowance  for
  loan losses in detail on a monthly basis to ensure that
  the  losses  inherent  in  the portfolio  are  properly
  reserved  for  in the allowance for loan  losses.   The
  Registrant's  success  in  maintaining  strong   credit
  quality  is  demonstrated in its historical  charge-off
  experience.  Net charge-offs to gross loans outstanding
  was  0.5%  and 0.1% for the nine months ended September
  30,  2000 and 1999, respectively.  Charge-offs for  the
  nine  month  period ended September 30, 2000  increased
  $2.3  million  from  the  same  period  in  1999.   The
  increase  was  primarily  due to  one  loan  charge-off
  totaling  $1.5 million; other than this specific  loan,
  the  charge-off  level is considered to be  manageable.
  To   compensate  for  the  increased  charge-offs   and
  increased levels of non-performing loans as described below, the provision for loan losses was increased $3.7 million from $639,000 for the nine month period ended
  September 30, 1999 to $4.4 million for the same period in 2000.

  The table presented below shows the balance of non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - as of September 30, 2000 and December 31, 1999 (in thousands):

                                                   September 30,  December 31,
                                                       2000           1999

  Nonaccrual loans                                   $10,542       $    95
  Loans 90 days or more past due and still accruing    6,933         2,452




  Nonaccrual loans have increased $10.4 million from December 31, 1999 to September 30, 2000 while loans 90 days or more past due and still accruing have increased by $4.5 million during that same time period. At
  September 30, 2000, loans to two commercial borrowers represented $9.3 million of the $10.5 million of nonaccrual loans. Management is working with the borrowers and does not anticipate charge-offs on these specific loans at this time; however, as a precautionary measure the provision for loan losses has been increased during the quarter ended September 30, 2000. The remaining increase in nonaccrual loans of $1.1 million relates to loans to twelve borrowers with individual balances less than $200,000. Included in the September 30, 2000 totals for loans 90 days or more past due and still accruing are loans to two commercial borrowers totaling $5.4 million. One of these loans has an 80% guarantee from the USDA for both principal and interest; management is working with both borrowers on bringing the loans current. Management continues to monitor the situation on the non-performing loans and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were 3.2% and 0.5% at September 30, 2000 and December 31, 1999, respectively.

  Deposits:   Total  deposits through the  third  quarter
  have  increased  $64.3 million or  13.9%.   While  both
  noninterest-bearing   and   interest-bearing    deposit
  balances  increased, the majority of the growth,  $59.6
  million,  relates to interest-bearing deposit balances.
  Of the total increase, $10.3 million represents the net increase due to branch acquisitions and divestitures as disclosed in the Condensed Consolidated Statements of Cash Flows. The remaining growth is attributed to the branch network as well as from the issuance of brokered deposits.

  Borrowings:   The Registrant's branching network  is  a
  relatively  high cost network in comparison  to  peers.
  Accordingly,  the  Registrant uses alternative  funding
  sources to provide funds for lending activities and  to
  grow  the  Bank's  investment  portfolio  as  described
  above.   At  September 30, 2000, $52.8 million  of  the
  total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

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

  Shareholder's   Equity:   Total  shareholder's   equity
  increased  $2.0  million  from  December  31,  1999  to
  September  30,  2000.  The increase primarily  resulted
  from   net  income  of  $3.7  million  offset  by   the
  repurchase of common stock of $808,000 and dividends declared of $1.7 million. The Registrant will continue to selectively repurchase common stock as opportunities arise.

Results of Operations:

  Net  Interest  Income:   Net interest  income  for  the
  quarter  ended  September 30, 2000  increased  by  $1.0
  million  or 18.3% compared to the same period one  year
  ago.   The increase in net interest income was  largely
  the  result of an increase in the loan volume  for  the
  third quarter of 2000 compared to the third quarter  of
  1999.   The  net  interest margin, on a  fully  taxable
  equivalent  basis, for the quarter ended September  30,
  2000  was 4.71%, compared to 5.11% for the same  period
  of  1999.  The net interest margin has been impacted by
  the   current  economic  conditions  as  well  as   the
  competitive   nature   of  the   Registrant's   market.
  Overall, as interest rates increased, the Registrant was not able to increase its lending rates at the same rate as the increases experienced in the cost of funds;
  therefore, margins were squeezed. Interest income from loans represented 91.3% of total interest income for the third quarter of 2000 compared to 94.5% for the same period of 1999. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

  Net interest income for the nine months ended September
  30, 2000 increased by $2.9 million or 18.3% compared to the same period in 1999. The net interest margin, on a fully taxable equivalent basis for the nine months ended September 30, 2000 decreased from 5.14% for the same period in 1999 to 4.80% for the same reasons mentioned in the preceding paragraph. Interest income from loans represented 91.7% of total interest income through the third quarter of 2000 compared to 96.2% for the same period of 1999.

  Provision  for  Loan  Losses:  The allowance  for  loan
  losses  is  maintained  at a level  adequate  to  cover
  losses  inherent  in  the  portfolio.   The  Registrant
  records  a  provision  for  loan  losses  necessary  to
  maintain  the allowance at that level after considering
  factors   such  as  loan  charge-offs  and  recoveries,
  changes  in  the  mix of loans in the  portfolio,  loan
  growth, and other economic factors.  The provision  for
  loan  losses increased by $2.3 million and $3.7 million
  for  the  quarter  ended and nine  month  period  ended
  September 30, 2000, respectively, compared to the  same
  periods  in  1999.  This is due primarily to  increased
  net  charge-off  and  non-performing  loan  levels   as
  previously discussed. Management continues to fund the allowance at a rate consistent with its analysis of problem credits, also considering changes in the size and mix of its loan portfolio.

  Other  Income:  Other income increased by $624,000  for
  the  quarter ended September 30, 2000 compared  to  the
  same period in 1999.  The increase was primarily due to
  fee  income  generated  by  the  Registrant's  mortgage
  subsidiary totaling $1.1 million for the quarter  ended
  September 30, 2000 offset by a $430,000 net gain on the
  sale  of  branches for the quarter ended September  30,
  1999.   As  discussed  in the Notes  to  the  Condensed
  Consolidated   Financial   Statements,   the   mortgage
  subsidiary was acquired by the Registrant during the third quarter of 2000.

  Other income increased by $1.7 million for the nine months ended September 30, 2000 compared to the same period one year ago. The increase was primarily due to the fee income generated by the mortgage subsidiary as discussed above.

  Other  Expenses:  Other expenses increased $1.3 million
  or  30.2%  for  the  quarter ended September  30,  2000
  compared  to  the same period of 1999.  Salary  expense
  increased  by  $1.1 million or 62.3% during  the  third
  quarter of 2000 compared to the third quarter of  1999.
  This  increase  is due to commission  expense  of  $1.0
  million   paid  by  the  mortgage  subsidiary  directly
  related  to the fee income described above.   Occupancy
  expense increased by $66,000 or 10.3% for the third quarter of 2000 compared to the same period in 1999.
  Other noninterest expense increased by $134,000 or 7.1% for the third quarter of 2000 compared to the same period in 1999.

  Other expenses increased $2.4 million or 20.4% for  the
  nine  months ended September 30, 2000 compared  to  the
  same  period of 1999.  Salary expense increased by $1.6
  million  or  33.0% through the third  quarter  of  2000
  compared  to  the same period in 1999  for  the  reason
  noted  above.  Occupancy expense increased by  $318,000
  or  16.8% through the third quarter of 2000 compared to
  the  same  period  in 1999.  Other noninterest  expense
  increased  by  $533,000  or  10.2%  through  the  third
  quarter  of 2000 compared to the same period  in  1999.
  The   increases   in   occupancy  expense   and   other
  noninterest expense are not attributable to specific occurrences but rather resulted from multiple factors.

  Federal  Income Tax:  The credit for income  taxes  was
  40%  of  pretax income for the quarter ended  September
  30,  2000  compared to a provision for income taxes  of
  22.5%  for  the quarter ended September 30, 1999.   For
  the nine months ended September 30, 2000, the provision
  for income taxes was 13.4% of pretax income compared to
  21.7%  for  the  same period in 1999.   The  difference
  between   the  effective  tax  rate  and  the   federal
  corporate  income tax rate of 34% is primarily  due  to
  tax-exempt  interest  earned  on  loans,  leases,   and
  investments.   The effective tax rate has decreased  as
  tax-exempt income has become a larger percentage of total interest income.

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

  As  of  September  30,  2000,  the  Registrant  had   a
  cumulative  asset  gap  position of  approximately  $42
  million  within the one-year timeframe.  This  position
  suggests that if the market interest rates increase  in
  the   next  twelve  months,  the  Registrant  has   the
  potential   to   earn   more   net   interest   income.
  Conversely, if market interest rates decline in the next twelve months, the Registrant has the potential to earn less net interest income. Management believes that it is properly positioned against significant changes in rates without severely altering operating results.

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

                                     Tier I       Tier I         Total
                                   Capital to   Capital to     Capital to
                                    Average    Risk Weighted  Risk Weighted
                                     Assets       Assets         Assets

  Regulatory minimum                  4.0%         4.0%           8.0%

  The Registrant
     September 30, 2000               7.5%         9.8%          11.1%
     December 31, 1999                8.4%        11.8%          13.0%


  The  capital levels include adjustment for the Capital,
  or  Trust  Preferred, Securities issued  in  May  1999,
  subject   to  certain  limitations.   Federal   Reserve
  guidelines  limit  the  amount of cumulative  preferred
  securities  which can be included in Tier I capital  to
  25% of total Tier I capital.  As of September 30, 2000,
  all  of  the  $12,450,000  of Capital  Securities  were
  available  as  Tier  I capital of the  Registrant.   As
  previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth.

              PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.

(a) The following exhibits are filed as part of this report

Number                   Exhibit

10             Employment Agreement dated September 30,
               2000  between  North  Country  Financial
               Corporation and Sherry L. Littlejohn

27             Financial Data Schedule.

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2000.

                      SIGNATURES

Pursuant to the requirements of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 NORTH COUNTRY FINANCIAL CORPORATION
                                 -----------------------------------
                                            (Registrant)



11/9/00                   /s/ Ronald G. Ford
--------                  ----------------------
Date                      RONALD G. FORD,
                          CHAIRMAN AND CEO


11/9/00                   /s/ Kristine E. Hoefler
--------                  -------------------------
Date                      KRISTINE E. HOEFLER,
                          EXECUTIVE VICE PRESIDENT AND CFO