Form 10-K
period 2000-12-31
NORTH COUNTRY FINANCIAL CORP
filed 2001-03-29
CIK 36506

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000

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

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                         Preferred Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. | |

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $6.81 as of March 1, 2001, was $47.8 million. As of March 1, 2001, there were outstanding 7,017,931 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Corporation's 2000 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held April 17, 2001 are incorporated by reference into Part III of this Report.

                                     PART I

                                ITEM 1: BUSINESS

                                     GENERAL

North Country Financial Corporation (the "Registrant" or "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. The Registrant owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust (the "Bank"). The Registrant also owns eight nonbank subsidiaries: First Manistique Agency, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a nonprofit relending company; North Country Financial Group, a corporation which provides tax-exempt lease/purchase financing to municipalities; North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities; NCB Real Estate Company, which owns several properties used by the Bank; North Country Mortgage Company LLC and American Financial Mortgage Corporation, entities engaged in the business of mortgage lending and brokering; and North Country Employee Leasing Company, a company that leases employees to North Country Bank and Trust. The latter three entities are new to the Registrant in 2000. The Bank represents the principal asset of the Registrant. The Registrant and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities along with other permitted activities closely related to banking.

The Registrant became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, on April 1, 1976, when it acquired First Northern Bank and Trust ("First Northern"). On May 1, 1986, Manistique Lakes Bank merged with First Northern. The Registrant acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Registrant until September 30, 1995, when it was merged into First Northern. First Northern acquired Newberry State Bank on December 8, 1994, in exchange for cash. On September 15, 1995, First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank, in exchange for cash. The Registrant acquired all of the outstanding stock of South Range State Bank ("South Range") on January 31, 1996, in exchange for cash and notes. On August 12, 1996, First Northern and South Range changed their names to North Country Bank and Trust and North Country Bank, respectively. On February 4, 1997, the Registrant acquired all of the outstanding stock of UP Financial Inc., the parent holding company of First National Bank of Ontonagon ("Ontonagon"). Ontonagon was merged into North Country Bank. North Country Bank was operated as a separate banking subsidiary of the Registrant until March 10, 1998, when it was merged into North Country Bank and Trust. On June 25, 1999, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Kaleva and Mancelona branches of Huntington National Bank in exchange for cash. On July 23, 1999, North Country Bank and Trust sold the fixed assets and deposits of the Rudyard and Cedarville branches to Central Savings Bank in exchange for cash. On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North

Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash.

The Corporation is headquartered in Traverse City, Michigan. The executive offices and mailing address of the Corporation are located at 3530 North Country Drive, Traverse City, Michigan 49684.

The Bank is headquartered in Traverse City, Michigan at the address above. The Bank has 20 branch offices located in the Upper Peninsula of Michigan and nine branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Grand Traverse, Otsego, Wexford, Manistee, Antrim, Leelanau, Emmet, Schoolcraft, Menominee, Delta, Dickinson, Hougton, Baraga, Ontonagon, Marquette, Luce, Alger, Mackinac, and Chippewa counties. The Bank provides drive-in convenience at 20 branch locations and has automatic teller machines operating at 14 locations. The Bank has no foreign offices.

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

                           FORWARD-LOOKING STATEMENTS

The discussions in this Report on Form 10-K and the documents incorporated herein by reference which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe," "will," "expect," and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Corporation's actual future results could materially differ from those discussed. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

       - General economic conditions, either nationally or the state in which the Corporation does business;

       - Legislation or regulatory changes which adversely affect the businesses in which the Corporation is engaged;

       - Changes in the interest rate environment which increase or decrease interest rate margins;

       - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

       - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;

       -      Changes in consumer spending, borrowing and savings habits;

       -      Technological changes;

       - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

       - The Corporation's ability to increase market share and control expenses;

       -      The effect of compliance with legislation or regulatory changes;

       -      The effect of changes in accounting policies and practices;

       - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and

       - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.


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

                          PRINCIPAL SOURCES OF REVENUE

The principal source of revenue for the Registrant is interest and fees on loans and investment income. The sources of income for the three most recent years are as follows (in thousands):

                                                                 2000              1999              1998
                                                                 ----              ----              ----
         Interest and fees on loans                             $50,063           $40,457          $37,284
         Investment income                                        4,105             1,670              467
         Other interest income                                      515               422              747
         Noninterest income                                       6,853             3,538            2,651

                                    EMPLOYEES

As of March 1, 2001, the Corporation and its subsidiaries employed in the aggregate 200 employees equating to 175 full-time equivalents.

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

The Corporation continues to offer its premium-based certificate of deposit program. Customers can elect to receive one of several products in place of cash interest payments on term certificates. The Corporation offers firearms, golf clubs, various other sporting equipment, and grandfather clocks under these programs. The most successful and long-standing of the programs is the firearm program, which is offered to sports enthusiasts nationally. Under this program, the Corporation records the cost of the product given as a discount from the face amount of the certificate of deposit and recognizes interest expense on the effective interest method over the life of the certificate.

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

The Bank supports the growth of the service industry, with its year round resort and related businesses, gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the market areas of the Bank is affected by summer and winter tourism activities.

There are no material concentrations of credit to, nor have material portions of the Bank's deposits been received from, a single person, industry, group, or geographical location.

The Bank is a member of the Federal Home Loan Bank of Indianapolis. The Federal Home Loan Bank of Indianapolis provides an additional source of liquidity and long-term funds. Membership in the Federal Home Loan Bank also provides access to attractive rate advances as well as advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established conservative guidelines for the total funding to be provided by these deposits. The Bank also uses brokered deposits to attract certificates of deposits in denominations of $100,000 or more.

The Bank uses federal funds purchased from correspondent banks to respond to deposit fluctuations and temporary loan demands.

As of December 31, 2000, the Bank had no material risks relative to foreign sources. See the "Interest Rate Risk" and "Foreign Exchange Risk" sections in Management's Discussion and Analysis of Financial Condition and Results of Operation for details on the Registrant's foreign account activity.

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

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2000 and 1999, the most recent notification from the Federal Reserve categorized the Corporation as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Corporation's category. The Bank's risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and the Bank has been deemed well capitalized as of December 31, 2000 and 1999.

Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

The laws and regulations to which the Corporation is subject are constantly under review by Congress, regulatory agencies and state legislatures. On November 12, 1999, then President Clinton signed important legislation passed by Congress to overturn Depression-era restrictions on affiliations by banking organizations. This comprehensive legislation, referred to as the Gramm-Leach-Bliley Act (the "Act"), eliminates certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial services organizations. The Act provides for a new type of "financial holding company" structure under which affiliations among these entities may occur, subject to the regulation of the Federal Reserve Board and regulation of affiliates by the functional regulators, including the Securities and Exchange Commission and state insurance regulators. In addition, the Act permits certain non-banking financial and financially related activities to be conducted by operating subsidiaries of a national bank. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management and Community Reinvestment Act requirements. The Act contains a number of provisions allocating regulatory authority among the Federal Reserve Board, other banking regulators, the Securities and Exchange Commission and state insurance regulators. In addition, the Act imposes strict new limits on the transfer and use by financial institutions of nonpublic, personal information about their customers.

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

While certain provisions of the Act became effective on November 12, 1999, other provisions are subject to delayed effective dates, and in some cases, will be implemented only upon the adoption by federal regulatory agencies of rules prescribed by the Act. On June 1, 2000, the federal bank regulatory agencies issued final regulations implementing the Act's consumer privacy protections. Among other things, the new privacy regulations give customers the right to "opt out" of having their nonpublic, personal information shared by a financial institution with nonaffiliated third parties, bars financial institutions from disclosing customer account numbers or other such access codes to nonaffiliated third parties for direct marketing purposes and requires annual disclosure by financial institutions of their policies and procedures for protecting customers' nonpublic, personal information. Full compliance with the new privacy regulations is mandatory as of July 1, 2001.

On January 5, 2000, Michigan passed legislation repealing and replacing the 1969 Banking Code. The new law, effective March 1, 2000, eliminated barriers to the use of new technologies in bank operations, created new powers for state banks, extended the timeframe for regulatory examinations to up to 18 months, allowed de novo branching in Michigan by out-of-state national banks, and specified that a state bank has the same tax exemptions as savings and loan associations (currently all personal property owned by, and mortgages and securities held by a savings and loan association are tax exempt). Among other things, the new powers authorized under the "Banking Law of 1999" include the ability to engage in the sale of insurance, to own stock in a "bankers bank" that provides trust services or other services authorized by the state commissioner, to purchase or hold real property for bank use, and to exercise any other powers granted by order or declaratory ruling of the state commissioner.

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

                        SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Obligations, and Shareholders' Equity; Interest Rates and Interest Differential

The key components of net interest income, the average daily balance sheet for each year - including the components of earning assets and supporting obligations - the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report, and is incorporated herein by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2000 Annual Report, and is incorporated herein by reference.

       II.      Investment Portfolio

       A.     Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (in thousands):

                                                                       2000                  1999                1998
                                                                       ----                  ----                ----
U.S. Treasury and federal agencies                                  $10,882                $9,392              $3,513
State and political subdivisions                                     15,542                16,210               1,021
Corporate securities                                                  4,740                 3,008               1,290
Mortgage-related securities                                          40,902                14,733               2,852
                                                                     ------                ------               -----
TOTAL                                                               $72,066               $43,343              $8,676
                                                                     ======                ======               =====

Included in the December 31, 2000 investment securities available for sale are $5.5 million of White Mountain Apache Tribe Revenue Bonds Series 1999B.

       B.     Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2000 (fully taxable equivalent, in thousands):

                                            1 Year or Less         1-5 Years         5-10 Years        Over 10 Years
                                            --------------         ---------         ----------        -------------
U.S. Treasury and federal agencies                                                         $2,967              $7,915
State and political subdivisions                        $51               $239              7,176               8,076
Corporate securities                                    232              1,984                497               2,027
Mortgage-related securities                                                                                    40,902

Weighted average yield (1)                            5.72%              7.39%              8.30%               7.75%

       (1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

       III.   Loan Portfolio

       A.     Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (in thousands):

                                           2000             1999             1998             1997            1996
                                           ----             ----             ----             ----            ----
Commercial, financial and
agricultural                              $308,421          $258,592         $219,027         $181,683       $141,555
Real estate - construction                   9,208            12,539           11,923           10,940         13,897
Real estate - mortgage                     113,834           107,750           97,415           95,543         80,592
Consumer                                    13,059            17,051           23,160           26,795         31,156

                                           2000             1999             1998             1997            1996
                                           ----             ----             ----             ----            ----
Leases                                      97,167            70,689           60,195           57,558         47,686
                                          --------            ------           ------           ------         ------
TOTAL                                     $541,689          $466,621         $411,720         $372,519       $314,886
                                           =======           =======          =======          =======        =======

Included in loan totals for December 31, 2000, 1999, and 1998 are $6.6 million, $6.5 million, and $4.1 of loans to Canadian obligators.

To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

       B.     Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2000, based on scheduled principal repayments (in thousands). The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                           Commercial,
                                         Financial and        Real Estate          Real Estate
                                          Agricultural       Construction           Mortgage        Consumer            Leases
                                          ------------       ------------           --------        --------            ------
In one year or less                            $71,657             $8,289             $1,979          $3,012           $10,324
After one year but within five
years:
  Variable interest rates                      133,881                ---              2,153              82             1,602
  Fixed interest rates                          33,481                919             11,678           9,521            37,178
After five years:
  Variable interest rates                       42,313                ---             93,583              38             2,492
  Fixed interest rates                          27,089                ---              4,441             406            45,571
                                              --------             ------            -------             ---            ------
TOTAL                                         $308,421             $9,208           $113,834         $13,059           $97,167
                                              ========             ======           ========         =======           =======

       C.     Risk Elements

The following table presents a summary of non-performing assets and problem loans as of December 31 (in thousands):

                                   2000               1999               1998               1997             1996
                                   ----               ----               ----               ----             ----
Nonaccrual loans                   $10,547              $95             $2,174             $1,956              $49

Interest income that would
have been recorded for
nonaccrual loans
under original
terms                                  413                3                207                 93              ---

Interest income recorded
during

                                   2000               1999               1998               1997             1996
                                   ----               ----               ----               ----             ----
period for
nonaccrual loans                       143              ---                ---                ---              ---

Accruing loans
past due 90 days or more             3,117            2,452              1,238                698               68

Restructured loans not
included above                       3,654              ---                ---                ---              ---


Included in nonaccrual loans as of December 31, 2000 are $2.4 million of commercial loans to Canadian obligors.

In March 2001, the Corporation received full payment of $6.9 million for a commercial loan that was on nonaccrual at December 31, 2000. This loan is included in the totals in the above table.

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

                                             2000              1999             1998             1997            1996
                                             ----              ----             ----             ----            ----
Balance of allowance for loan
losses at beginning of period                $6,863            $6,112           $5,600           $4,591        $3,137

Loans charged off:
Commercial, financial and
agricultural                                  1,284               405              406              351         1,012
Real estate - construction                       --                --               --               --            --
Real estate - mortgage                          328                74               31               37             8
Consumer                                        263               329              368              413           357
Leases                                        1,553                --               --               --            --
                                              -----               ---              ---              ---           ---

TOTAL LOANS CHARGED OFF                       3,428               808              805              801         1,377
                                              -----               ---              ---              ---         -----

Recoveries of loans previously
charged off:
Commercial, financial and
agricultural                                     66                 9               47                2            67
Real estate - construction                       --                --               --               --            --
Real estate - mortgage                            9                10               --                7            --
Consumer                                         69                83               70               77            55
Leases                                           --                --               --               27            --
                                                ---               ---              ---              ---           ---
TOTAL RECOVERIES                                144               102              117              113           122
                                                ---               ---              ---              ---           ---

Net loans charged off                         3,284               706              688              688         1,255
Provisions charged to expense                 5,875             1,457            1,200            1,398         2,424
Allowance from acquisitions                      --                --               --              299           285
                                              -----             -----            -----            -----         -----

BALANCE AT END OF PERIOD                     $9,454            $6,863           $6,112           $5,600        $4,591
                                              =====             =====            =====            =====         =====


Ratio of net charge-offs during
period to average loans
outstanding                                    0.7%              0.2%             0.2%             0.2%          0.4%

       B.     Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table (in thousands). The percentages shown represent the percent of each loan category to total loans.

                               2000                 1999                 1998                 1997                 1996
                        -----------------    -----------------    -----------------    -----------------    ---------------
                        Amount      %        Amount      %        Amount      %        Amount      %        Amount      %
                        ------    -------    ------    -------    ------    -------    ------    -------    ------    -----
Commercial,
financial and
agricultural              $3,407     56.9%     $2,443     55.4%     $1,789     53.2%     $2,873     48.8%     $2,356     45.0%
Real estate -
construction                  --      1.7%        114      2.7%         65      2.9%         --      2.9%         --      4.4%
Real estate -
mortgage                     136     21.0%        835     23.1%        622     23.7%         99     25.6%         81     25.6%
Consumer                     371      2.4%        326      3.7%        229      5.6%        416      7.2%        341      9.9%
Leases                     1,507     18.0%      1,049     15.1%        880     14.6%        350     15.5%         27     15.1%
Unallocated                4,033       N/A      2,096       N/A      2,507       N/A      1,862       N/A      1,526       N/A
                           -----       ---      -----       ---      -----       ---      -----       ---      -----       ---
TOTAL                     $9,454      100%     $6,863      100%     $6,112      100%     $5,600      100%     $4,591      100%
                          ======      ====      =====      ====      =====      ====      =====      ====      =====      ====

       V.     Deposits

At December 31, 2000, $3.7 million of total deposits are from Canadian customers.

The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 2000 (in thousands):

3 months or less                                                         $22,468
Over 3 months through 6 months                                            19,656
Over 6 months through 12 months                                           10,989
Over 12 months                                                            28,014
                                                                          ------
Total                                                                    $81,127
                                                                         =======

       VI.    Return on Equity and Assets

Selected financial data of the Registrant is contained in the Corporation's 2000 Annual Report and is incorporated herein by reference.

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

The Registrant had the following fixed and variable rate commitments outstanding at December 31 (in thousands):

                                                                     2000                             1999
                                                      ---------------------------------  ---------------------------
                                                             Fixed           Variable          Fixed         Variable
                                                             -----           --------          -----         --------
         Outstanding letters of credit                             ---          $14,601           ---      $ 14,425
         Unused lines of credit                                $12,225           73,491        $9,294        73,939
         Loan commitments outstanding                            6,585           33,074         7,127        45,420

Fixed rates on unused lines of credit and loan commitments ranged from 6.25% to 18% at December 31, 2000.

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

The Bank conducts business from 29 offices at locations described below in Grand Traverse, Otsego, Wexford, Manistee, Antrim, Leelanau, Emmet, Schoolcraft, Menominee, Delta, Dickinson, Hougton, Baraga, Ontonagon, Marquette, Luce, Alger, Mackinac, and Chippewa counties. The Corporation continually reviews the possibility of applying for additional branch locations, depending on management's assessment of market and economic conditions, the availability of locations, and the proximity of branches of competing institutions. The following table lists each of the Bank's offices.

               Traverse City                                     Traverse City
               -------------                                     -------------
               3530 North Country Drive                          333 East State Street
               Traverse City, MI 49684                           Traverse City, MI 49684
               Grand Traverse County                             Grand Traverse County

               Gaylord                                           Cadillac
               -------                                           --------
               145 North Otsego Avenue                           220 South Mitchell Street
               Gaylord, MI 49735                                 Cadillac, MI 49601
               Otsego County                                     Wexford County

               Kaleva                                            Mancelona
               ------                                            ---------
               14429 Wuoksi Avenue                               625 North Williams Street
               Kaleva, MI 49645                                  Mancelona, MI 49659
               Manistee County                                   Antrim County

               Glen Arbor                                        Alanson
               ----------                                        -------
               6545 Western                                      6230 River Street
               Glen Arbor, Mi 49636                              Alanson, MI 49706


               Leelanau County                                   Emmet County

               Petoskey                                          Manistique
               --------                                          ----------
               3890 Charlevoix Avenue                            130 South Cedar Street
               Petoskey, MI 49770                                Manistique, MI 49854
               Emmet County                                      Schoolcraft County

               Menominee                                         Stephenson
               ---------                                         ----------
               1111 10th Street                                  245 Menominee Street
               Menominee, MI 49858                               Stephenson, MI 49887
               Menominee County                                  Menominee County

               Escanaba                                          Iron Mountain
               --------                                          -------------
               837 North Lincoln Road                            1890 South Stephenson Avenue
               Escanaba, MI 49829                                Iron Mountain, MI 49801
               Delta County                                      Dickinson County

               South Range                                       Ripley
               -----------                                       ------
               47 Trimountain Avenue                             106 Royce Road
               South Range, MI 49963                             Franklin Township, MI 49930
               Houghton County                                   Houghton County

               Calumet                                           L'anse
               -------                                           ------
               1175 Calumet Avenue                               117 US Highway 41
               Calumet, MI 49913                                 L'anse, MI 49946
               Houghton County                                   Baraga County

               Ontonagon                                         Marquette Main
               ---------                                         --------------
               601 River Street                                  300 North McClellan Street
               Ontonagon, MI 49953                               Marquette, MI 49855
               Ontonagon County                                  Marquette County

               Marquette Presque Isle                            Newberry Main
               ----------------------                            -------------
               1400 Presque Isle                                 414 Newberry Avenue
               Marquette, MI 49855                               Newberry, MI 49868
               Marquette County                                  Luce County

               Munising                                          Curtis
               --------                                          ------
               301 East Superior Street                          415 Main Street
               Munising, MI 49862                                Curtis, MI 49820
               Alger County                                      Mackinac County

               Naubinway                                         St. Ignace
               ---------                                         ----------
               US Highway 2                                      430 North State Street
               Naubinway, MI 49762                               St. Ignace, MI 49781
               Mackinac County                                   Mackinac County

               Mackinac Island                                   Sault Main
               ---------------                                   ----------
               21 Hoban Street                                   138 Ridge Street
               Mackinac Island, MI 49781                         Sault Ste. Marie, MI 49783
               Mackinac County                                   Chippewa County

               Sault Cascade
               -------------
               4250 I-75 Business Spur
               Sault Ste. Marie, MI 49783
               Chippewa County


All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 29 branch locations, 8 are leased and 21 are owned.

North Country Financial Group leases space in a professional office building located at 1860 Blake Street, Denver, Colorado 80202.

American Financial Mortgage Corporation leases an office building located at 1011 Noteware Drive, Traverse City, Michigan 49686.

                            ITEM 3: LEGAL PROCEEDINGS

As the date hereof, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Registrant or any of its subsidiaries is a party of or which any of its properties is the subject.

           ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2000 to a vote of the Registrant's stockholders.


                                     PART II

  ITEM 5: MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

Market information pertaining to the Registrant's common stock is contained under the caption "Market Information" in the Registrant's 2000 Annual Report, and is incorporated herein by reference.

The number of common shareholders of the Registrant is contained under the caption "Market Summary" on page 2 in the Registrant's 2000 Annual Report, and is incorporated herein by reference.

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

The cash dividends declared by quarter for 2000 and 1999 is included in the Corporation's 2000 Annual Report under the caption "Comparative Highlights" and is incorporated herein by reference.

                         ITEM 6: SELECTED FINANCIAL DATA

Selected financial data of the Registrant is contained in the Corporation's 2000 Annual Report and is incorporated herein by reference.

            ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                      CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management's Discussion and Analysis in the Corporation's 2000 Annual Report to Shareholders.

             ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT
                                   MARKET RISK

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk and foreign exchange risk. The Corporation has no market risk sensitive instruments held for trading purposes. The Corporation has limited agricultural-related loan assets and therefore has minimal significant exposure to changes in commodity prices. Any impact that changes in foreign exchanges rates and commodity prices would have on interest rates are assumed to be insignificant.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2000 (in thousands):

                     Principal/Notional Amount Maturing in:

                                                                                                                Fair Value
                                2001        2002       2003       2004       2005      Thereafter     Total      12/31/00
                                ----        ----       ----       ----       ----      ----------     -----      --------
Rate Sensitive Assets
---------------------
Fixed interest rate
securities                          $283        $55        $56     $1,545       $567      $69,560     $72,066       $72,066
  Average interest rate             5.36       5.50       5.50       6.97       7.71         7.47        7.45

Fixed interest rate loans         56,990     27,604     28,608     20,719     18,323       49,999     202,244       195,873
  Average interest rate             8.13       8.82       8.87       8.65       8.38         7.88        8.35

Variable interest rate
loans                             75,359     32,269     40,862     38,549     37,181      115,225     339,445       339,445
  Average interest rate            10.47      10.40      10.42      10.26      10.29        10.14       10.30

Other assets                       4,180                                                                4,180         4,180
  Average interest rate             8.35                                                                 8.35


Total rate sensitive assets     $136,812    $59,927    $69,526    $60,813    $56,071     $234,784    $617,935      $611,564


Rate Sensitive Obligations
--------------------------
Savings, money market and
interest-bearing demand         $241,787                                                             $241,787      $241,787
  Average interest rate             4.86                                                                 4.86

Time deposits                    155,459    $60,399     $9,150    $13,210       $692         $707     239,617       239,301
  Average interest rate             6.41       6.88       6.32       6.76       6.10         5.66        6.54

Federal funds purchased            1,800                                                                1,800         1,800
  Average interest rate             7.00                                                                 7.00

Fixed interest rate
borrowings                           686        734        788      1,987        881        4,159       9,235         8,311
  Average interest rate             6.25       6.28       6.30       6.42       6.30         5.00        5.73

Variable interest rate-
borrowings                                                                                 60,000      60,000        62,170

                                                                                                                Fair Value
                                 2001        2002       2003       2004       2005      Thereafter     Total      12/31/00
                                 ----        ----       ----       ----       ----      ----------     -----      --------
  Average interest rate                                                                      5.75        5.75


Subordinated debentures                                                                    12,450      12,450        12,450
  Average interest rates                                                                     9.26        9.26

Total rate sensitive
obligations                     $399,732    $61,133     $9,938    $15,197     $1,573      $77,316    $564,889      $565,819

There have been no material changes in the Corporation's annual net maturity levels of interest-earning assets and interest-bearing obligations as well as the net fair value of those assets and liabilities from December 31, 1999 to December 31, 2000.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of variables, including: the growth, composition and levels of loans, deposits, and other earning assets and interest-bearing obligations, and economic and competitive conditions; potential changes in lending, investing and deposit strategies; customer preferences; and other factors.


                          ITEM 8: FINANCIAL STATEMENTS

Incorporated by reference to the Registrant's Consolidated Financial Statements for the years ended December 31, 2000, 1999 and 1998 in the Corporation's 2000 Annual Report to Shareholders.


 ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

             ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under the caption "Election of Directors" of the Registrant's definitive Proxy Statement dated March 12, 2001, is hereby incorporated by reference.

The following are the executive officers of the Corporation. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

Name                             Age           Position
----                             ---           --------
Ronald G. Ford                   53            Chairman and Chief Executive Officer
Sherry L. Littlejohn             41            President and Chief Operating Officer


                         ITEM 11: EXECUTIVE COMPENSATION

Information relating to compensation of the Registrant's executive officers and directors is contained under the captions "Remuneration of Directors" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 12, 2001, and is incorporated herein by reference.


                ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Common Stock" in the Registrant's definitive Proxy Statement dated March 12, 2001, and is incorporated herein by reference.


             ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is contained under the caption "Indebtedness of and Transactions With Management" in the Registrant's definitive Proxy Statement dated March 12, 2001, and is incorporated herein by reference.


                                     PART IV

            ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND
                               REPORTS ON FORM 8-K

       (a)    Financial Statements.

       1. The following documents are filed as part of Item 8 of this report:

              Independent Auditor's Report
              Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Income for the years ended December 31,
                2000, 1999, and 1998
              Consolidated Statements of Changes in Shareholders' Equity for the
                years ended December 31, 2000, 1999, and 1998
              Consolidated Statements of Cash Flows for the years ended December
                31, 2000, 1999, and 1998

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

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Kristine Hoefler, 3530 North Country Drive, Traverse City, Michigan 49684.

       (b)    Reports on Form 8-K

During the fourth quarter of 2000, the Registrant filed a Current Report on Form 8-K dated November 3, 2000 with respect to Item 9 of Form 8-K.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 28, 2001.

NORTH COUNTRY FINANCIAL CORPORATION

/s/ Ronald G. Ford
-----------------------------------------------------
Ronald G. Ford
Chairman and Chief Executive Officer


         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 28, 2001, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Ronald G. Ford, Sherry L. Littlejohn and Michael C. Henricksen, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

         Signature

/s/ Ronald G. Ford                                        /s/ Michael C. Henricksen
--------------------------------------------              -------------------------------------------
Ronald G. Ford - Director, Chairman                       Michael C. Henricksen - Director
and Chief Executive Officer
(Principal Executive Officer)

/s/ Sherry L. Littlejohn
--------------------------------------------              -------------------------------------------
Sherry L. Littlejohn - Director, President,               Wesley W. Hoffman - Director
Chief Operating Officer and Treasurer
(Principal Financial and Accounting Officer)


--------------------------------------------              -------------------------------------------
Paul Arsenault - Director                                 Thomas G. King - Director


                                                          /s/ John D. Lindroth
--------------------------------------------              -------------------------------------------
Bernard A. Bouschor - Director                            John D. Lindroth - Director


/s/ Stanley J. Gerou                                      /s/ John P. Miller
--------------------------------------------              -------------------------------------------
Stanley J. Gerou - Director                               John P. Miller - Director

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

4.1 Rights Agreement dated as of June 21, 2000 between the Registrant and Registrar and Transfer Company, as Rights Agent, which includes as Exhibit A the attachment to the Certificate of Amendment, as Exhibit B the Form of Right Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares, incorporated herein by reference to exhibit 4 of the Registrant's Current Report on Form 8-K filed on July 31, 2000.

4.2 Certain borrowings and guaranteed preferred beneficial interests in the Registrant's subordinated debentures are described in Notes 9 and 13 of the Registrant's Notes to Consolidated Financial Statements. The Registrant agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such securities.

10.1 Stock Option Plan, incorporated by reference to the Registrant's definitive proxy statement for its annual meeting of shareholders held April 21, 1994.

10.2 Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for Nonemployee Directors, incorporated herein by reference to exhibit 10.2 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3 North Country Financial Corporation Stock Compensation Plan, incorporated herein by reference to exhibit 10.3 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.4 North Country Financial Corporation 1997 Directors' Stock Option Plan, incorporated herein by reference to exhibit 10.4 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5 North Country Financial Corporation 2000 Stock Incentive Plan, incorporated herein by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.


10.6 Employment Agreement dated July 3, 2000 between the Registrant and Ronald G. Ford, incorporated herein by reference to exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.7 Consulting Agreement dated September 15, 1999 between the Registrant and Ronald G. Ford, incorporated herein by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.8 Employment Agreement dated September 30, 2000 between the Registrant and Sherry L. Littlejohn, incorporated herein by reference to exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.9 North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated herein by reference to exhibit
                  10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.10             Lease Agreement commencing March 1, 2000, by and among C.
                  Ronald Dufina, Mary McCourt Dufina and North Country Bank & Trust, incorporated herein by reference to exhibit 10.13 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

13 2000 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21                Subsidiaries of the Registrant.

23                Consent of Independent Public Accountants.