Form 10-Q
period 2001-03-31
NORTH COUNTRY FINANCIAL CORP
filed 2001-05-14
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001
                                                --------------

                                       OR

                [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from <> to <>

                        Commission file number: 0-20167

                      NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                              38-2062816
    (State or other jurisdiction of      (I.R.S.Employer Identification No.)
    incorporation or organization)

3530 NORTH COUNTRY DRIVE, TRAVERSE CITY, MI             49684
  (Address of principal executive offices)            (Zip Code)

Registrant's telephone number, including area code:  (231) 929-5600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                    Yes   X       No
                       -------


As of April 30, 2001, there were outstanding 7,023,651 shares of the registrant's common stock, no par value.

                      NORTH COUNTRY FINANCIAL CORPORATION
                                     INDEX

PART 1.  FINANCIAL INFORMATION                                                      Page No.
                                                                                    --------
  Item 1.    Financial Statements
             --------------------

             Condensed Consolidated Balance Sheets -
              March 31, 2001 (Unaudited) and December 31, 2000...................         1

             Condensed Consolidated Statements of Income - Three
              Months Ended March 31, 2001 (Unaudited) and
              March 31, 2000 (Unaudited).........................................         2

             Condensed Consolidated Statements of Changes in  Shareholders'
              Equity - Three Months Ended March 31, 2001
              (Unaudited) and March 31, 2000 (Unaudited).........................         3

             Condensed Consolidated Statements of Cash Flows -
              Three Months Ended March 31, 2001 (Unaudited) and
              March 31, 2000 (Unaudited).........................................       4-5

             Notes to Condensed Consolidated Financial
              Statements (Unaudited).............................................       6-8

  Item 2.    Management's Discussion and Analysis of Financial
              Condition and Results of Operations................................      9-13


PART II.  OTHER INFORMATION


  Item 6.    Exhibits and Reports on Form 8-K....................................        14

  SIGNATURES.....................................................................        15

                      NORTH COUNTRY FINANCIAL CORPORATION
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

--------------------------------------------------------------------------------

                                                                                      March 31,     December 31,
                                                                                         2001           2000
                                                                                       --------       --------
                                                                                     (Unaudited)
ASSETS
  Cash and due from banks                                                              $ 18,631       $ 20,829
  Federal funds sold                                                                      9,952              0
                                                                                       --------       --------
     Total cash and cash equivalents                                                     28,583         20,829

  Securities available for sale                                                          71,313         72,066

  Total loans                                                                           534,600        541,689
     Allowance for loan losses                                                           (9,217)        (9,454)
                                                                                       --------       --------
  Net loans                                                                             525,383        532,235
  Premises and equipment                                                                 18,709         18,850
  Other assets                                                                           24,161         23,016
                                                                                       --------       --------

     Total assets                                                                      $668,149       $666,996
                                                                                       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits
     Noninterest-bearing                                                               $ 39,738       $ 50,479
     Interest-bearing                                                                   472,624        481,404
                                                                                       --------       --------
       Total deposits                                                                   512,362        531,883
  Federal funds purchased                                                                     0          1,800
  Borrowings                                                                             89,235         69,235
  Accrued expenses and other liabilities                                                  7,919          7,011
                                                                                       --------       --------
     Total liabilities                                                                  609,516        609,929
                                                                                       --------       --------

  Guaranteed preferred beneficial interests in the Corporation's
   subordinated debentures                                                               12,450         12,450
                                                                                       --------       --------

Shareholders' equity
  Preferred stock, no par value, 500,000 shares authorized, no shares outstanding
  Common stock, no par value, 18,000,000 shares authorized,
   7,023,360 and 6,993,684 issued and outstanding at
   March 31, 2001 and December 31, 2000                                                  16,262         16,029
  Retained earnings                                                                      28,770         27,887
  Accumulated other comprehensive income                                                  1,151            701
                                                                                       --------       --------
     Total shareholders' equity                                                          46,183         44,617
                                                                                       --------       --------

     Total liabilities and shareholders' equity                                        $668,149       $666,996
                                                                                       ========       ========

--------------------------------------------------------------------------------
    See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                 (Dollars in thousands, except per share data)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months ended
                                                                   March 31,
                                                              ------------------
                                                                2001       2000
                                                              -------    -------
Interest income
  Interest and fees on loans                                  $12,314    $11,235
  Interest on securities
     Taxable                                                    1,299        777
     Tax-exempt                                                   120        169
  Other interest income                                           171         91
                                                              -------    -------

     Total interest income                                     13,904     12,272
                                                              -------    -------

Interest expense
  Deposits                                                      6,441      5,172
  Borrowings                                                    1,104        805
  Subordinated debentures                                         266        273
                                                              -------    -------

     Total interest expense                                     7,811      6,250
                                                              -------    -------

Net interest income                                             6,093      6,022
Provision for loan losses                                         800        350
                                                              -------    -------

Net interest income after provision for loan losses             5,293      5,672
                                                              -------    -------

Other income
  Service fees                                                    456        479
  Gain on sales of securities                                     455          0
  Net gain on sale of branches                                      0        292
  Fee income generated by mortgage subsidiary                   1,487          0
  Other operating income                                           88        195
                                                              -------    -------

     Total other income                                         2,486        966
                                                              -------    -------

Other expenses
  Salaries, commissions, and related benefits                   3,133      1,659
  Occupancy and equipment                                         848        770
  Other                                                         1,992      1,785
                                                              -------    -------

     Total other expenses                                       5,973      4,214
                                                              -------    -------

Income before provision for income taxes                        1,806      2,424
Provision for income taxes                                        220        474
                                                              -------    -------

Net income                                                    $ 1,586    $ 1,950
                                                              =======    =======

Basic earnings per common share                               $  0.23    $  0.28
                                                              =======    =======

Diluted earnings per common share                             $  0.23    $  0.28
                                                              =======    =======

Dividends declared per common share                           $  0.10    $  0.05
                                                              =======    =======

--------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                             Three Months ended
                                                                  March 31,
                                                             ------------------
                                                              2001       2000
                                                             -------    -------
Balance - beginning of period                                $44,617    $40,820

Net income for period                                          1,586      1,950
Net unrealized gain on securities
  available for sale                                             450        159
                                                             -------    -------
     Total comprehensive income                                2,036      2,109

Dividends declared                                              (703)      (326)

Issuance of common stock                                         236        102

Common stock retired                                              (3)      (294)
                                                             -------    -------

Balance - end of period                                      $46,183    $42,411
                                                             =======    =======

--------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                             Three Months ended
                                                                  March 31,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
Cash flows from operating activities
  Net income                                                 $  1,586  $  1,950
  Adjustments to reconcile net income to
   net cash provided by operating activities
     Depreciation and amortization                                614       593
     Provision for loan losses                                    800       350
     Gain on sales of securities                                 (455)        0
     Loss on sale of premises and equipment                        29         0
     Net gain on sale of branches                                   0      (292)
     Change in other assets                                      (596)   (1,681)
     Change in other liabilities                                  678       320
                                                             --------  --------
       Net cash provided by operating activities                2,656     1,240
                                                             --------  --------

Cash flows from investing activities
  Net increase in interest-bearing deposits in other
   financial institutions                                           0        (6)
  Purchase of securities available for sale                   (34,167)  (14,163)
  Proceeds from sales of securities available for sale         28,356         0
  Proceeds from maturities, calls or paydowns of
   securities available for sale                                7,721       203
  Net decrease (increase) in loans                              5,291   (20,712)
  Purchase of premises and equipment                             (312)     (159)
  Net cash paid for sale of branches                                0    (4,540)
                                                             --------  --------
     Net cash provided by (used in) investing activities        6,889   (39,377)
                                                             --------  --------

Cash flows from financing activities
  Net increase (decrease) in deposits                         (19,521)   17,860
  Net decrease in federal funds purchased                      (1,800)        0
  Proceeds from borrowings                                     20,000    20,000
  Proceeds from issuance of common stock                          236       102
  Retirement of common stock                                       (3)     (294)
  Payment of cash dividends                                      (703)     (326)
                                                             --------  --------
     Net cash provided by (used in) financing activities       (1,791)   37,342
                                                             --------  --------

Net change in cash and cash equivalents                         7,754      (795)

Cash and cash equivalents at beginning of period               20,829    26,160
                                                             --------  --------

Cash and cash equivalents at end of period                   $ 28,583  $ 25,365
                                                             ========  ========

--------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                  (Unaudited)

--------------------------------------------------------------------------------

                                                              Three Months ended
                                                                   March 31,
                                                              ------------------
                                                                2001      2000
                                                              --------  --------
Supplemental disclosures of cash flow information

  Cash paid for:
    Interest                                                  $  7,054  $  6,130
    Income taxes                                                    50       663

  Transfers of foreclosures from loans to other real estate        761       215

  Assets and liabilities divested in branch sales:
    Loans                                                            0         8
    Premises and equipment, net                                      0        31
    Deposits                                                         0     4,858
    Other liabilities                                                0        13

--------------------------------------------------------------------------------

    See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

1. BASIS OF PRESENTATION
   ---------------------

   The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2. ACCOUNTING CHANGE
   -----------------

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". This Statement establishes accounting and reporting standards for derivative instruments and for hedging activities. This Statement requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. As amended by SFAS No. 137, the statement is effective for fiscal years beginning after June 15, 2000. The Corporation's adoption of SFAS No. 133 on January 1, 2001 has not had a material impact on the consolidated financial statements.

3. EARNINGS PER SHARE
   ------------------

   The factors used in the earnings per share computation follow.

     (In thousands, except per share data)
                                                                  Three Months
                                                                 Ended March 31,
                                                                  2001     2000
                                                                 ------   ------
   Basic earnings per common share:
     Net income                                                  $1,586   $1,950
     Weighted average common shares outstanding                   7,012    6,996
                                                                 ------   ------

       Basic earnings per common share                           $ 0.23   $ 0.28
                                                                 ======   ======

   Diluted earnings per common share:
     Net income                                                  $1,586   $1,950

     Weighted average common shares outstanding
      for basic earnings per common share                         7,012    6,996
     Add: Dilutive effect of assumed exercises
      of stock options                                                2       31
     Add: Dilutive effect of directors' deferred stock
      Compensation                                                    1       26
                                                                 ------   ------
       Average shares and dilutive potential common shares        7,015    7,053
                                                                 ------   ------

         Diluted earnings per common share                       $ 0.23   $ 0.28
                                                                 ======   ======

--------------------------------------------------------------------------------

                      NORTH COUNTRY FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

4. INVESTMENT SECURITIES
   ---------------------

   The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2001 and December 31, 2000 are as follows (in thousands):

                                                   March 31, 2001          December 31, 2000
                                               ----------------------    ----------------------
                                               Amortized   Estimated     Amortized   Estimated
                                                 Cost      Fair Value      Cost      Fair Value
                                               ---------   ----------    ---------   ----------
   U.S. Treasury securities and
    obligations of U.S. Government
    agencies and corporations                   $11,107     $11,196       $10,946     $10,882
   Obligations of states and political
    subdivisions                                 10,912      11,946        14,754      15,542
   Corporate securities                           5,045       5,370         4,553       4,740
   Mortgage-related securities                   42,508      42,801        40,752      40,902
                                                -------     -------       -------     -------

     Total investment securities
      available for sale                        $69,572     $71,313       $71,005     $72,066
                                                =======     =======       =======     =======

5. ALLOWANCE FOR LOAN LOSSES
   -------------------------

   Activity in the allowance for loan losses for the three months ended March 31, 2001 and 2000, are summarized as follows (in thousands):

                                                                    March 31,       March 31,
                                                                      2001            2000
                                                                    ---------       ---------
   Balance at beginning of period                                   $  9,454        $  6,863
   Charge-offs                                                        (1,108)           (374)
   Recoveries                                                             71              22
   Provision for loan losses                                             800             350
                                                                    --------        --------

                                                                    $  9,217        $  6,861
                                                                    ========        ========

   Information regarding impaired loans follows (in thousands):

                                                                    As of and      As of and
                                                                  for the three   for the year
                                                                  months ended       ended
                                                                    March 31,     December 31,
                                                                      2001            2000
                                                                  -------------   ------------
   Average investment in impaired loans                              $18,644        $22,650
   Balance of impaired loans                                          17,773         19,514

--------------------------------------------------------------------------------

                      NORTH COUNTRY FINANCIAL CORPORATION
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

--------------------------------------------------------------------------------

6. BORROWINGS
   ----------

   Borrowings consist of the following at March 31, 2001 and December 31, 2000 (in thousands):


                                                                               March 31,     December 31,
                                                                                 2001            2000
                                                                               ---------     ------------
Federal Home Loan Bank advances at rates ranging from 4.35%
 to 7.59% with maturities from less than one year to ten years                  $87,488        $67,488

Farmers Home Administration, $2,000,000 fixed rate note
 payable maturing August 24, 2024, interest payable at 1%                         1,747          1,747
                                                                                -------        -------

                                                                                $89,235        $69,235
                                                                                =======        =======

   The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans, U.S. Government and agency securities, and Federal Home Loan Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2001. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.


7. CURRENT EVENTS
   --------------

   In April 2001, the Registrant opened a branch office in Boyne City in Michigan's Lower Peninsula. The office provides a full range of financial services.

--------------------------------------------------------------------------------

                      NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries through the first quarter of 2001. The discussion should be read in conjunction with those statements and their accompanying notes.

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

Financial Highlights:

Year-to-date consolidated net income was $1.6 million through March 31, 2001 compared to $2.0 million for the same period in 2000. Diluted earnings per share were $0.23 for the three months ended March 31, 2001 compared to $0.28 for the same period in 2000. The provision for loss losses increased on a year-to-date basis from $350,000 for the three months ended March 31, 2000 to $800,000 for the three months ended March 31, 2001. The loan portfolio experienced a nominal decline during the first quarter of 2001, decreasing $7.1 million from December 31, 2000 to March 31, 2001. Deposits have decreased $19.5 million since December 31, 2000 while borrowings have increased $20.0 million during that same time period.

Financial Condition:

Cash and Cash Equivalents: Cash and cash equivalents increased $7.8 million or 37.2% through the first quarter of 2001. The increase was attributed to a federal funds sold position of $10.0 million at March 31, 2001 compared to $0 at December 31, 2000. Excess monies are invested in federal funds until opportunities in the Bank's loan and investment portfolios arise.

Investment Securities: Available for sale securities remained relatively stable from December 31, 2000 to March 31, 2001 with the balance on March 31, 2001 totaling $71.3 million. Investment securities are maintained at a level in which interest rate risk is managed through diversification of the balance sheet.

Loans: Through the first quarter of 2001, loan balances decreased by $7.1 million or 1.3%. While a decrease in the loan level is not typical for the Registrant, this was a planned strategy to allow management's attention to be focused on several nonperforming loans; considering the overall economic conditions and the seasonality issues experienced in the Registrant's market area, the first quarter was identified as most appropriate time to slow the growth. Management anticipates loan growth to resume in the second quarter of
2001.   Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage the loan portfolio, accordingly, management intends to continue to maintain loans at a high level while maintaining adequate liquidity. As shown in the table below, the overall loan mix remains relatively constant with a slight decline in commercial real estate loans from December 31, 2000 to March 31, 2001.

                      NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Following is a summary of the loan mix at March 31, 2001 and December 31, 2000 (in thousands):


                                             March 31,   % of    December 31,   % of
                                               2001     Total        2000      Total
                                             ---------  -----    ------------  -----
  Loans:
  Commercial real estate                      $ 78,616   14.7%     $ 90,635    16.7%
  Commercial, financial, and agricultural      234,118   43.8       217,786    40.2
  Leases:
     Commercial                                 37,873    7.1        41,962     7.7
     Governmental                               54,284   10.2        55,205    10.2
  1-4 family residential real estate           110,944   20.8       113,834    21.0
  Consumer                                      11,721    2.2        13,059     2.4
  Construction                                   7,044    1.2         9,208     1.8
                                              --------  -----      --------   -----

                                              $534,600  100.0%     $541,689   100.0%
                                              ========  =====      ========   =====

Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. At March 31, 2001 and December 31, 2000, the allowance for loan losses was equal to 1.7% of total loans outstanding.

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding were 0.19% and 0.06% for the three months ended March 31, 2001 and 2000, respectively. Net charge-offs for the quarter ended March 31, 2001 increased $685,000 from the same period in 2000. Included in charge-offs for the quarter ended March 31, 2001 were loans to five borrowers totaling $813,000. These loans were included in nonperforming loans as of December 31, 2000 and while the charge-offs occurred in 2001, it was in anticipation of such potential charge-offs that the provision for loan losses was increased during 2000. The provision for loan losses was increased $450,000 from $350,000 for the quarter ended March 31, 2000 to $800,000 for the same period in 2001.

The table presented below shows the balance of non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - as of March 31, 2001 and December 31, 2000 (in thousands):


                                                       March 31,  December 31,
                                                         2001         2000
                                                       ---------  ------------
  Nonaccrual loans                                       $1,704      $10,547
  Loans 90 days or more past due and still accruing       1,965        3,117

Nonaccrual loans have decreased $8.8 million from December 31, 2000 to March 31, 2001 and loans 90 days or more past due and still accruing have decreased by $1.2 million during that same time period. The substantial decrease in the nonaccrual loans from December 31, 2000 to March 31, 2001 is directly related to the full collection of one $6.9 million commercial loan in March 2001. At March 31, 2001, loans to four commercial borrowers represented $980,000 of the nonaccrual loans with the remaining $724,000 representing loans to twelve consumer mortgage borrowers. Management is working with the borrowers to bring these loans current. Management continues to monitor the situation on the non-performing loans and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were 0.7% and 2.5% at March 31, 2001 and December 31, 2000, respectively.

                      NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Deposits: Total deposits through the first quarter have decreased $19.5 million or 3.7%. The decrease consisted of both noninterest-bearing and interest-bearing deposit balances generated through the Bank's branch network. The decrease is attributable to seasonality issues experienced in the Bank's market area as well as overall economic conditions.

Borrowings: In addition to deposits, the Registrant uses alternative funding sources to provide funds for lending activities and to grow the Bank's investment portfolio as described above. At March 31, 2001, $87.5 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

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

Shareholder's Equity: Total shareholder's equity increased $1.6 million from December 31, 2000 to March 31, 2001. The increase is comprised of net income of $1.6 million, issuance of common stock of $236,000, and an increase in the net unrealized gain on securities of $450,000, offset by dividends declared of $703,000.


Results of Operations:

Net Interest Income: Net interest income for the quarter ended March 31, 2001 increased by $71,000 or 1.2% compared to the same period one year ago. While loan and deposit volume has increased during the past twelve months, decreases in interest rates have resulted in essentially stable net interest income. The net interest margin, on a fully taxable equivalent basis, for the quarter ended March 31, 2001 was 4.23%, compared to 4.98% for the same period of 2000. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Registrant's market. Overall, as interest rates decreased, the Registrant was not able to decrease its cost of funds rate at the same rate as lending rates were decreasing; therefore, margins were narrowed. Interest income from loans represented 88.6% of total interest income for the first quarter of 2001 compared to 91.5% for the same period of 2000.
For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Provision for Loan Losses: The allowance for loan losses is maintained at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses increased by $450,000 for the quarter ended March 31, 2001 compared to the same period in 2000. This is due primarily to increased net charge-offs as previously discussed.

                      NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

Other Income: Other income increased by $1.5 million for the quarter ended March 31, 2001 compared to the same period in 2000. The increase was primarily due to fee income generated by the Registrant's mortgage subsidiary totaling $1.5 million for the quarter ended March 31, 2001. The mortgage subsidiary was acquired by the Registrant during the third quarter of 2000. Other changes in other income between the two quarters included a gain on the sale of investment securities of $455,000 during the quarter ended March 31, 2001 versus a gain on the sale of a branch office of $292,000 during the quarter ended March 31, 2000.

Other Expenses: Other expenses increased $1.8 million for the quarter ended March 31, 2001 compared to the same period of 2000. Salaries, commissions, and related benefits increased by $1.5 million during the first quarter of 2001 compared to the first quarter of 2000. This increase is due to commission expense of $1.2 million paid by the mortgage subsidiary directly related to the fee income described above. Occupancy expense increased by $78,000 or 10.1% for the first quarter of 2001 compared to the same period in 2000. Other noninterest expense increased by $207,000 or 11.6% for the first quarter of 2001 compared to the same period in 2000. The increases in occupancy expense and other noninterest expense are partially attributable to the increase in the branch network that occurred throughout 2000.

Federal Income Tax: The provision for income taxes was 12.2% of pretax income for the quarter ended March 31, 2001 compared to a provision for income taxes of 20.0% for the quarter ended March 31, 2000. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has decreased as tax-exempt income has become a larger percentage of total interest income.


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

As of March 31, 2001, the Registrant had a cumulative asset repricing gap position of $39.9 million within the one-year timeframe. This position suggests that if the market interest rates increase in the next twelve months, the Registrant has the potential to earn more net interest income. Conversely, if market interest rates decline in the next twelve months, the Registrant has the potential to earn less net interest income. Management believes that it is properly positioned against significant changes in rates without severely altering operating results.

                      NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
              -----------------------------------------------------------
                           AND RESULTS OF OPERATIONS
                           -------------------------

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

During the past six months, the Registrant retained the services of an investment banking firm to evaluate various strategic alternatives, including a possible business combination involving the Registrant and another party. After considerable deliberation and discussions, the Board of Directors has concluded that remaining independent at this time is in the best interest of the shareholders and customers. This decision was based on a careful review of the Registrant's geographic markets, industry trends, market value, and business and operational strategies. Accordingly, the work of the investment banking firm has been concluded. The Registrant will pursue a strategy of well-managed growth, primarily focused in the medium- to larger-size geographic markets, and continue to increase shareholder value by growing the franchise and increasing earnings per share.

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

                            Tier I         Tier I          Total
                          Capital to     Capital to      Capital to
                            Average    Risk Weighted   Risk Weighted
                            Assets         Assets          Assets
                          ----------   -------------   -------------
  Regulatory minimum         4.0%            4.0%            8.0%

  The Registrant
     March 31, 2001          7.6%           10.1%           11.3%
     December 31, 2000       7.6%           10.0%           11.2%

The capital levels include adjustment for the Capital, or Trust Preferred, Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of March 31, 2001, all of the $12,450,000 of Capital Securities were available as Tier I capital of the Registrant. As previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth.

                      NORTH COUNTRY FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K.
-----------------------------------------

(a)  There are no exhibits filed as part of this report.

(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTH COUNTRY FINANCIAL CORPORATION
                                             -----------------------------------
                                                         (Registrant)

5/14/01        /s/ Ronald G. Ford
-------        ------------------
Date           RONALD G. FORD,
               CHAIRMAN AND CEO

5/14/01        /s/ Sherry L. Littlejohn
-------        -------------------------------------
Date           SHERRY L. LITTLEJOHN,
               CHIEF OPERATING OFFICER AND TREASURER