Form 10-Q
period 2001-06-30
NORTH COUNTRY FINANCIAL CORP
filed 2001-08-10
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001
                                                 -------------

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

                               Yes   X       No
                                  -------


As of July 31, 2001, there were outstanding 7,023,651 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2001 (Unaudited) and December 31, 2000....................................        1

                  Condensed Consolidated Statements of Income - Three
                    and Six Months Ended June 30, 2001 (Unaudited) and
                    June 30, 2000 (Unaudited)........................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Six Months Ended June 30, 2001
                    (Unaudited) and June 30, 2000 (Unaudited)........................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2001 (Unaudited) and
                    June 30, 2000 (Unaudited)........................................................      4-5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-8


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................     9-13


PART II.      OTHER INFORMATION


        Item 4.   Submission of Matters to a Vote of Security Holders................................       14

        Item 6.   Exhibits and Reports on Form 8-K...................................................       14

     SIGNATURES   ...................................................................................       15

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                                          June 30,     December 31,
                                                                                            2001           2000
                                                                                            ----           ----
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    23,241     $    20,829
     Federal funds sold                                                                      19,510               0
                                                                                        -----------     -----------
         Total cash and cash equivalents                                                     42,751          20,829

     Interest bearing deposits in other financial institutions                                  662               0

     Securities available for sale                                                           59,967          72,066

     Total loans                                                                            530,271         541,689
         Allowance for loan losses                                                           (9,397)         (9,454)
                                                                                        -----------     -----------
     Net loans                                                                              520,874         532,235
     Premises and equipment                                                                  19,781          18,850
     Other assets                                                                            23,857          23,016
                                                                                        -----------     -----------

         Total assets                                                                   $   667,892     $   666,996
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                            $    45,580     $    50,479
         Interest-bearing                                                                   469,252         481,404
                                                                                        -----------     -----------
              Total deposits                                                                514,832         531,883
     Federal funds purchased                                                                      0           1,800
     Borrowings                                                                              88,937          69,235
     Accrued expenses and other liabilities                                                   5,761           7,011
                                                                                        -----------     -----------
         Total liabilities                                                                  609,530         609,929
                                                                                        -----------     -----------

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450          12,450
                                                                                        -----------     -----------

Shareholders' equity
     Preferred stock, no par value, 500,000 shares authorized, no shares outstanding Common stock, no par value, 18,000,000 shares authorized,
     7,023,651 and 6,993,684 issued and outstanding at
     June 30, 2001 and December 31, 2000                                                     16,265          16,029
     Retained earnings                                                                       29,696          27,887
     Accumulated other comprehensive income (loss)                                              (49)            701
                                                                                        -----------     -----------
         Total shareholders' equity                                                          45,912          44,617
                                                                                        -----------     -----------

         Total liabilities and shareholders' equity                                     $   667,892     $   666,996
                                                                                        ===========     ===========

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


--------------------------------------------------------------------------------

                                                             Three months ended              Six months ended
                                                          --------June 30,--------        --------June 30,-------
                                                           2001            2000             2001           2000
                                                           ----            ----             ----           ----
Interest income
     Interest and fees on loans                           $11,833         $12,589         $24,147         $23,824
     Interest on securities
         Taxable                                            1,205             797           2,504           1,574
         Tax-exempt                                            68             175             188             344
     Other interest income                                    126             100             297             191
                                                          -------         -------         -------         -------

         Total interest income                             13,232          13,661          27,136          25,933
                                                          -------         -------         -------         -------

Interest expense
     Deposits                                               5,720           5,971          12,161          11,143
     Borrowings                                             1,241           1,113           2,345           1,918
     Subordinated debentures                                  215             281             481             554
                                                          -------         -------         -------         -------

         Total interest expense                             7,176           7,365          14,987          13,615
                                                          -------         -------         -------         -------

NET INTEREST INCOME                                         6,056           6,296          12,149          12,318
Provision for loan losses                                     275           1,525           1,075           1,875
                                                          -------         -------         -------         -------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         5,781           4,771          11,074          10,443
                                                          -------         -------         -------         -------

Other income
     Service fees                                             477             504             933             983
     Gain on sales of securities                               58              49             513              49
     Net gain on sale of branches                               0               0               0             292
     Fee income generated by mortgage subsidiary            2,128               0           3,615               0
     Other operating income                                   253             854             318           1,049
                                                          -------         -------         -------         -------

         Total other income                                 2,916           1,407           5,379           2,373
                                                          -------         -------         -------         -------

Other expenses
     Salaries, commissions, and related benefits            3,900           1,818           7,028           3,477
     Occupancy and equipment                                  847             734           1,697           1,504
     Other                                                  2,103           1,963           4,075           3,748
                                                          -------         -------         -------         -------

         Total other expenses                               6,850           4,515          12,800           8,729
                                                          -------         -------         -------         -------

INCOME BEFORE PROVISION FOR INCOME TAXES                    1,847           1,663           3,653           4,087
Provision for income taxes                                    219             201             439             675
                                                          -------         -------         -------         -------

NET INCOME                                                $ 1,628         $ 1,462         $ 3,214         $ 3,412
                                                          =======         =======         =======         =======

Basic earnings per common share                           $   .23         $   .21         $   .46         $   .49
                                                          =======         =======         =======         =======

Diluted earnings per common share                         $   .23         $   .21         $   .46         $   .49
                                                          =======         =======         =======         =======

Dividends declared per common share                       $   .10         $   .05         $   .20         $   .09
                                                          =======         =======         =======         =======

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                             Three months ended              Six months ended
                                                          --------June 30,--------        --------June 30,-------
                                                           2001            2000             2001           2000
                                                           ----            ----             ----           ----
Balance - beginning of period                             $46,183         $42,411         $44,617         $40,820

Net income for period                                       1,628           1,462           3,214           3,412
Net unrealized gain (loss) on securities
  available for sale                                       (1,200)             25            (750)            184
                                                          -------         -------         -------         -------
     Total comprehensive income                               428           1,487           2,464           3,596

Dividends declared                                           (702)           (330)         (1,405)           (656)

Issuance of common stock                                        3             100             239             202

Common stock retired                                            0            (400)             (3)           (694)
                                                          -------         -------         -------         -------

Balance - end of period                                   $45,912         $43,268         $45,912         $43,268
                                                          =======         =======         =======         =======

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                                                                              Six Months ended
                                                                                                         -----------June,-----------
                                                                                                           2001              2000
                                                                                                           ----              ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                                          $  3,214          $  3,412
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Depreciation and amortization                                                                      1,182             1,169
         Provision for loan losses                                                                          1,075             1,875
         Gain on sales of securities                                                                         (513)              (49)
         (Gain) loss on sale of premises and equipment                                                         25              (271)
         Net gain on sale of branches                                                                           0              (292)
         Change in other assets                                                                               (10)           (2,513)
         Change in other liabilities                                                                         (863)             (152)
                                                                                                         --------          --------
              Net cash provided by operating activities                                                     4,110             3,179
                                                                                                         --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in other financial institutions                               (662)             (688)
     Purchase of securities available for sale                                                            (35,057)          (24,547)
     Proceeds from sales of securities available for sale                                                  33,629             9,946
     Proceeds from maturities, calls or paydowns of securities available for sale                          12,971               795
     Net (decrease) increase in loans                                                                       9,031           (58,644)
     Purchase of premises and equipment                                                                    (1,959)             (492)
     Proceeds from sale of premises and equipment                                                             177               774
     Net cash paid for sale of branches                                                                         0            (4,540)
     Net cash received for net liabilities assumed in acquisition of branches                                   0            14,390
                                                                                                         --------          --------
         Net cash provided by (used in) investing activities                                               18,130           (63,006)
                                                                                                         --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net increase (decrease) in deposits                                                                  (17,051)           29,355
     Net decrease in federal funds purchased                                                               (1,800)                0
     Proceeds from borrowings                                                                              20,000            65,000
     Payment on borrowings                                                                                   (298)          (30,285)
     Proceeds from issuance of common stock                                                                   239               202
     Retirement of common stock                                                                                (3)             (694)
     Payment of cash dividends                                                                             (1,405)             (656)
                                                                                                         --------          --------
         Net cash provided by (used in) financing activities                                                 (318)           62,922
                                                                                                         --------          --------

Net change in cash and cash equivalents                                                                    21,922             3,095

Cash and cash equivalents at beginning of period                                                           20,829            26,160
                                                                                                         --------          --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                               $ 42,751          $ 29,255
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

                       NORTH COUNTRY FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                                             Six Months ended
                                                                                         --------June 30,-------
                                                                                          2001            2000
                                                                                          ----            ----
Supplemental disclosures of cash flow information

     Cash paid for:
         Interest                                                                        $15,448         $12,502
         Income taxes                                                                        805           1,993

     Transfers of foreclosures from loans to other real estate                             1,255             602

     Assets and liabilities acquired in branch acquisitions:
         Premises and equipment, net                                                           0             139
         Core deposit intangibles and goodwill                                                 0             664
         Deposits                                                                              0          15,149
         Other liabilities                                                                     0              44

     Assets and liabilities divested in branch sales:
         Loans                                                                                 0               8
         Premises and equipment, net                                                           0              31
         Deposits                                                                              0           4,858
         Other liabilities                                                                     0              13

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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.   FUTURE ACCOUNTING CHANGES

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

3.   EARNINGS PER SHARE

     The factors used in the earnings per share computation follow.

         (In thousands, except per share data)

                                                                       Three Months                Six Months
                                                                      Ended June 30,             Ended June 30,
                                                                     2001         2000         2001        2000
                                                                     ----         ----         ----        ----
       Basic earnings per common share:
         Net income                                               $   1,628     $  1,462     $  3,214     $   3,412
         Weighted average common shares outstanding                   7,024        6,979        7,018         6,987
                                                                  ---------     --------     --------     ---------

           Basic earnings per common share                        $     .23     $    .21     $    .46     $     .49
                                                                   ========      =======     ========     =========

       Diluted earnings per common share:
         Net income                                               $   1,628     $  1,462     $  3,214     $   3,412

         Weighted average common shares outstanding
           for basic earnings per common share                        7,024        6,979        7,018         6,987
         Add:  Dilutive effect of assumed exercises
           of stock options                                               3           12            2            12
         Add:  Dilutive effect of directors' deferred stock
           Compensation                                                   1           37            1            37
                                                                  ---------     --------     --------     ---------
           Average shares and dilutive potential common shares        7,028        7,028        7,021         7,036
                                                                  ---------     --------     --------     ---------

              Diluted earnings per common share                   $     .23     $    .21     $    .46     $     .49
                                                                   ========      =======     ========     =========


--------------------------------------------------------------------------------

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2001 and December 31, 2000 are as follows (in thousands):

                                            -----------June 30, 2001---------     --------December 31, 2000--------
                                                Amortized          Estimated         Amortized          Estimated
                                                  Cost            Fair Value           Cost            Fair Value
                                                  ----            ----------           ----            ----------
       U.S. Treasury securities and
         obligations of U.S. Government
         agencies and corporations          $         9,175    $        8,995     $       10,946    $        10,882
       Obligations of states and political
         subdivisions                                10,423            10,586             14,754             15,542
       Corporate securities                           5,939             6,277              4,553              4,740
       Mortgage-related securities                   34,504            34,109             40,752             40,902
                                            ---------------    --------------     --------------    ---------------

         Total investment securities
           available for sale               $        60,041    $       59,967     $       71,005    $        72,066
                                            ===============    ==============     ==============    ===============


5.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the six months ended June 30, 2001 and 2000, are summarized as follows (in thousands):

                                                                                        June 30,        June 30,
                                                                                          2001            2000
                                                                                          ----            ----
       Balance at beginning of period                                                 $     9,454       $     6,863
       Charge-offs                                                                         (1,774)           (1,098)
       Recoveries                                                                             642                80
       Provision for loan losses                                                            1,075             1,875
                                                                                      -----------       -----------

       Balance at end of period                                                       $     9,397       $     7,720
                                                                                      ===========       ===========

     Information regarding impaired loans follows (in thousands):

                                                                                        As of and       As of and
                                                                                       for the six    for the year
                                                                                      months ended        ended
                                                                                        June 30,      December 31,
                                                                                          2001            2000
                                                                                          ----            ----

       Average investment in impaired loans                                           $    17,998       $    22,650
       Balance of impaired loans                                                           16,482            19,514

--------------------------------------------------------------------------------

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

6.   BORROWINGS

     Borrowings consist of the following at June 30, 2001 and December 31, 2000 (in thousands):

                                                                                          June 30,      December 31,
                                                                                            2001           2000
                                                                                            ----           ----
       Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
         maturities from less than one year to ten years                                $    87,190     $    67,488

       Farmers  Home  Administration,  $2,000,000  fixed rate note  payable
         maturing August 24, 2024, interest payable at 1%                                     1,747           1,747
                                                                                        -----------     -----------

                                                                                        $    88,937     $    69,235
                                                                                        ===========     ===========

     The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans, U.S. Government and agency securities, and Federal Home Loan Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2001. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.


7.   CURRENT EVENTS

     On August 3, 2001, North Country Bank and Trust, the primary subsidiary of the Registrant, entered into an agreement with Standard Federal Bank and Michigan National Bank, subsidiaries of ABN AMRO North America, Inc. to purchase six of their bank branches located in northern lower Michigan. According to the agreement, five of the branches to be purchased are currently operated by Standard Federal Bank in Charlevoix, Gaylord, Houghton Lake, Petoskey, and Rogers City. The sixth operates as a Michigan National Bank branch in Traverse City. The Bank will acquire approximately $90 million in deposits as a result of the transaction. The transaction is subject to regulatory approval and is expected to be completed by the end of 2001.

     On July 13, 2001, the Bank sold the deposits and certain assets of the St. Ignace and Mackinac Island branches to Central Savings Bank. Deposits of $11,677,000, other liabilities of $35,000, and assets of $757,000 were divested in the transaction which resulted in a net gain on sale of $501,000.

     In July 2001, the Bank entered into an agreement to sell the deposits and certain assets of the Curtis and Naubinway branches to State Savings Bank. The transaction is subject to regulatory approval and is expected to be completed by the end of 2001.

     The Bank will be opening a new branch in Ishpeming in Michigan's Upper Peninsula in September of this year.

--------------------------------------------------------------------------------

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its subsidiaries through the second quarter of 2001. The discussion should be read in conjunction with those statements and their accompanying notes.

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


FINANCIAL HIGHLIGHTS:

Year-to-date consolidated net income was $3.21 million through June 30, 2001 compared to $3.41 million for the same period in 2000. Diluted earnings per share were $0.46 for the six months ended June 30, 2001 compared to $0.49 for the same period in 2000. The provision for loss losses decreased on a year-to-date basis from $1.88 million for the six months ended June 30, 2000 to $1.08 million for the six months ended June 30, 2001. The loan portfolio experienced a nominal decline through the second quarter of 2001, decreasing $11.4 million from December 31, 2000 to June 30, 2001. Deposits have decreased $17.1 million since December 31, 2000 while borrowings have increased $19.7 million during that same time period.


FINANCIAL CONDITION:

Cash and Cash Equivalents: Cash and cash equivalents increased $21.9 million through the second quarter of 2001. The increase was primarily attributed to a federal funds sold position of $19.5 million at June 30, 2001 compared to $0 at December 31, 2000. Excess monies are invested in federal funds until opportunities in the Bank's loan and investment portfolios arise.

Investment Securities: Available for sale securities decreased $12.1 million or 16.8% from December 31, 2000 to June 30, 2001 with the balance on June 30, 2001 totaling $60.0 million. Investment securities are maintained at levels needed to manage interest rate risk and liquidity through diversification of the balance sheet.

Loans: Through the second quarter of 2001, loan balances decreased by $11.4 million or 2.1%. While a decrease in the loan level is not typical for the Registrant, this was a planned strategy to allow management's attention to be focused on nonperforming loan issues; considering the overall economic conditions and the seasonality issues experienced in the Registrant's market area, the first half of the year was identified as most appropriate time to slow the growth. Management anticipates loan growth to resume in the third quarter of 2001. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage the loan portfolio, accordingly, management intends to continue to maintain loans at a high level while maintaining adequate liquidity. As shown in the table below, the composition of the loan portfolio between December 31, 2000 and June 30, 2001 remains relatively constant with a slight increase in commercial, financial and agricultural loans offset by declines in commercial real estate and residential real estate loans.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Following is a summary of the loan mix at June 30, 2001 and December 31, 2000 (in thousands):

                                                         June 30,        % of          December 31,      % of
                                                           2001          Total             2000          Total
                                                           ----          -----             ----          -----
     Loans:
     Commercial real estate                            $     75,544        14.2%      $     90,635        16.7%
     Commercial, financial, and agricultural                243,057        45.8            217,786        40.2
     Leases:
         Commercial                                          38,011         7.2             41,962         7.7
         Governmental                                        54,657        10.3             55,205        10.2
     1-4 family residential real estate                     102,279        19.3            113,834        21.0
     Consumer                                                11,285         2.1             13,059         2.4
     Construction                                             5,438         1.1              9,208         1.8
                                                       ------------     -------       ------------     -------

                                                       $    530,271       100.0%      $    541,689       100.0%
                                                       ============     =======       ============     =======


Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. At June 30, 2001 and December 31, 2000, the allowance for loan losses remained relatively unchanged at 1.8% and 1.7% of total loans outstanding, respectively.

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding remained stable and were 0.21% and 0.20% for the six months ended June 30, 2001 and 2000, respectively. Charge-offs for the six month period ended June 30, 2001 increased $676,000 from the same period in 2000 but were substantially offset by an increase in recovery actions of $562,000 over the same period. The provision for loan losses was decreased $800,000 or 42.7% from $1.88 million for the six months ended June 30, 2000 to $1.08 million for the six months ended June 30, 2001. The provision for loan losses was increased during 2000 in anticipation of potential charge-offs of nonperforming loans.

The table presented below shows the balance of non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - as of June 30, 2001 and December 31, 2000 (in thousands):

                                                                                        June 30,       December 31,
                                                                                          2001             2000
                                                                                          ----             ----
     Nonaccrual loans                                                                 $     2,450       $    10,547
     Loans 90 days or more past due and still accruing                                      5,554             3,117

Nonaccrual loans decreased $8.1 million or 76.8% from December 31, 2000 to June 30, 2001 while loans 90 days or more past due and still accruing increased by $2.4 million or 78.2% during that same time period. The substantial decrease in the nonaccrual loans from December 31, 2000 to June 30, 2001 is largely attributable to the full collection of one $6.9 million commercial loan in March 2001. Additionally, in accordance with its contractual terms, one $2.4 million loan was reinstated to accrual status beginning January 2001. As of June 30, 2001, loans to four commercial borrowers represented $1.43 million of the nonaccrual loans with the remaining $1.02 million representing loans to fifteen consumer mortgage borrowers. One $3.8 million commercial loan represented 68% of loans over 90 days past due as of June 30, 2001 and is being closely monitored by management to reduce the likelihood of any potential loss. While the weakened economy has had an impact on the repayment ability of borrowers, management remains in regular contact with the credit customers of the Bank and works with them to bring these loans current. Management continues to monitor the situation on the non-performing loans and has taken various actions to reduce their level. The ratio of non-performing loans to total gross loans has significantly decreased from 2.5% at December 31, 2000 to 1.5% at June 30, 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Deposits: Total deposits through the second quarter have decreased $17.1 million or 3.2%. The decrease consisted of both noninterest-bearing and interest-bearing deposit balances generated through the Bank's branch network. Fluctuations of this type are not atypical and are experienced from time to time in the Bank's normal course of business.

Borrowings: In addition to deposits, the Registrant uses alternative funding sources to provide funds for lending activities and to grow the Bank's investment portfolio as described above. Alternative sources can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs. Year-to-date borrowings have increased $19.7 million or 28.5% from December 30, 2000. At June 30, 2001, $87.2 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis.

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

Shareholder's Equity: Total shareholder's equity increased $1.3 million from December 31, 2000 to June 30, 2001. The increase is comprised of net income of $3.2 million and issuance of common stock of $239,000 offset by a decrease in the net unrealized gain on securities of $750,000 and dividends declared of $1.4 million.


RESULTS OF OPERATIONS:

Net Interest Income: Net interest income for the quarter ended June 30, 2001 decreased by $240,000 or 3.8% compared to the same period one year ago. While loan and deposit volume has increased during the past twelve months, decreases in interest rates have resulted in essentially stable net interest income. The net interest margin, on a fully taxable equivalent basis, for the quarter ended June 30, 2001 was 4.33%, compared to 4.78% for the same period of 2000. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Registrant's market. The Bank, along with its competitors, has experienced tighter interest margins as lending rates decrease at a faster pace than deposit and borrowing rates. Thus, in the current decreasing interest rate environment, the Bank's net interest margin has been narrowing. However, the net interest margin for the second quarter of 2001 increased since the first quarter of the year when it was 4.23%; this is due to the timing impact of lowered deposit rates. Interest income from loans represented 89.4% of total interest income for the second quarter of 2001 compared to 92.2% for the same period of 2000. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Net interest income for the six months ended June 30, 2001 remained stable and at $12.1 million is comparable to the same period in 2000. The net interest margin, on a fully taxable equivalent basis for the six months ended June 30, 2001 decreased from 4.85% for the same period in 2000 to 4.31% for the same reasons mentioned in the preceding paragraph. Interest income from loans represented 88.9% of total interest income through the second quarter of 2001 compared to 91.9% for the same period of 2000.

Provision for Loan Losses: The allowance for loan losses is maintained at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $1.3 million and $800,000 for the quarter ended and six month period ended June 30, 2001, respectively. The provision for loan losses was increased during the previous year in anticipation of potential charge-offs of certain loans that were included in nonperforming assets as of June 30, 2000.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Other Income: Other income increased by $1.5 million for the quarter ended June 30, 2001 compared to the quarter ended June 30, 2000. The increase was primarily due to fee income generated by the Registrant's mortgage subsidiary totaling $2.1 million for the quarter ended June 30, 2001. The mortgage subsidiary was acquired by the Registrant during the third quarter of 2000. The increase was partially offset by a decrease of $601,000 in other operating income between the two quarters. This decrease was due to two events that happened during the second quarter of 2000 but did not recur in 2001. The Bank experienced a gain on the sale of mortgaging servicing rights of $229,000 in May 2000 and one of its subsidiaries, North Country Real Estate Company, realized a $225,000 gain on the sale of assets in June 2000.

Other income increased by $3.0 million for the six months ended June 30, 2001 compared to the same period one year ago. The increase was primarily due to $3.6 million in fee income generated by the Registrant's mortgage subsidiary through the six months ended June 30, 2001 in addition to increased gains on the sale of securities of $464,000 for the six months ended June 30, 2001 compared to the same period last year. These increases were partially offset by a decrease in net gains on the sale of branches of $292,000 resulting from a branch sale during the first quarter of 2000, and a decrease in other operating income of $731,000 between the two six month periods ended June 30.

Other Expenses: Other expenses increased $2.3 million for the quarter ended June 30, 2001 compared to the same period of 2000. Salaries, commissions, and related benefits increased by $2.1 million during the second quarter of 2001 compared to the second quarter of 2000. This increase is mainly due to commission expense of $1.9 million paid by the mortgage subsidiary directly related to the fee income described above. Occupancy expense increased by $113,000 or 15.4% and other noninterest expense increased by $140,000 or 7.1% for the second quarter of 2001 compared to the same period in 2000.

Other expenses increased $4.1 million or 46.6% for the six months ended June 30, 2001 compared to the same period of 2000. Salaries, commissions, and related benefits increased by $3.6 million through the second quarter of 2001 compared to the same period in 2000. This increase was primarily due to commission expense of $3.2 million, as mentioned above. Occupancy expense increased by $193,000 or 12.8% and other noninterest expense increased by $327,000 or 8.7% through the second quarter of 2001 compared to the same period in 2000.

Federal Income Tax: The provision for income taxes was 12% of pretax income for both the quarters ended June 30, 2001 and June 30, 2000. For the six months ended June 30, 2001, the provision for income taxes was 12% of income compared to 16.5% for the same period in 2000. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases and investments. The effective tax rate has decreased as tax-exempt income has become a larger percentage of total interest income.


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

As of June 30, 2001, the Registrant had a cumulative asset repricing gap position of $61.3 million within the one-year timeframe. This position suggests that if the market interest rates increase in the next twelve months, the Registrant has the potential to earn more net interest income. Conversely, if market interest rates decline in the next twelve months, the Registrant has the potential to earn less net interest income. Management believes that it is properly positioned against significant changes in rates without severely altering operating results.

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

                                                                    Tier I          Tier I              Total
                                                                  Capital to      Capital to         Capital to
                                                                    Average      Risk Weighted      Risk Weighted
                                                                    Assets          Assets             Assets
                                                                    ------          ------             ------
     Regulatory minimum                                              4.0%            4.0%                8.0%

     The Registrant
     June 30, 2001                                                   7.8%            10.3%              11.6%
         December 31, 2000                                           7.6%            10.0%              11.2%

The capital levels include adjustment for the Capital, or Trust Preferred, Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of June 30, 2001, all of the $12,450,000 of Capital Securities were available as Tier I capital of the Registrant.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant's shareholders was held on April 17, 2001. The purpose of the meeting was to elect directors, each for a three-year term.

The name of each director elected, along with the number of votes cast for or authority withheld follows:

                                                                       AUTHORITY
         DIRECTORS ELECTED                  FOR                        WITHHELD
         -----------------                  ---                        --------
         Stanley Gerou, II                  3,374,843                  1,006,010
         John Lindroth                      3,316,465                  1,064,388


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      There are no exhibits filed as part of this report.

(b) There were no reports filed on Form 8-K during the quarter ended June 30, 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTH COUNTRY FINANCIAL CORPORATION
                                             -----------------------------------
                                                         (Registrant)



August 7, 2001                      /s/ Ronald G. Ford
--------------                      ---------------------------------
Date                                RONALD G. FORD,
                                    CHAIRMAN AND CEO



August 8, 2001                      /s/ Sherry L. Littlejohn
--------------                      ---------------------------------
Date                                SHERRY L. LITTLEJOHN,
                                    PRESIDENT AND CHIEF OPERATING OFFICER