Form 10-Q
period 2001-09-30
NORTH COUNTRY FINANCIAL CORP
filed 2001-11-14
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from      to
                                                   ------  ------
                         Commission file number: 0-20167

                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

           MICHIGAN                                          38-2062816
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                           Identification No.)


3530 NORTH COUNTRY DRIVE, TRAVERSE CITY, MI                     49684
 (Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (231) 929-5600


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                    Yes   X       No
                                       -------      --------


As of October 31, 2001, there were outstanding 7,019,151 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX

PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2001 (Unaudited) and December 31, 2000...............................        1

                  Condensed Consolidated Statements of Income - Three
                    and Nine Months Ended September 30, 2001 (Unaudited) and
                    September 30, 2000 (Unaudited)...................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Nine Months Ended September 30, 2001
                    (Unaudited) and September 30, 2000 (Unaudited)...................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2001 (Unaudited) and
                    September 30, 2000 (Unaudited)...................................................      4-5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-8


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................     9-13


PART II.      OTHER INFORMATION

     Item 6.      Exhibits and Reports on Form 8-K...................................................       14

     SIGNATURES   ...................................................................................       15

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        September 30,  December 31,
                                                                                            2001           2000
                                                                                            ----           ----
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    25,546     $    20,829
     Federal funds sold                                                                       2,180               0
                                                                                        -----------     -----------
         Total cash and cash equivalents                                                     27,726          20,829

     Interest bearing deposits in other financial institutions                                2,662               0

     Securities available for sale                                                           83,164          72,066

     Total loans                                                                            517,193         541,689
         Allowance for loan losses                                                           (9,648)         (9,454)
                                                                                        ------------    -----------
     Net loans                                                                              507,545         532,235
     Premises and equipment                                                                  19,100          18,850
     Other assets                                                                            23,804          23,016
                                                                                        -----------     -----------

         Total assets                                                                      $664,001     $   666,996
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits

         Noninterest-bearing                                                            $    48,578     $    50,479
         Interest-bearing                                                                   459,896         481,404
                                                                                        -----------     -----------
              Total deposits                                                                508,474         531,883
     Federal funds purchased                                                                      0           1,800
     Borrowings                                                                              88,873          69,235
     Accrued expenses and other liabilities                                                   6,498           7,011
                                                                                        -----------     -----------
         Total liabilities                                                                  603,845         609,929
                                                                                        -----------     -----------

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450          12,450
                                                                                        -----------     -----------

Shareholders' equity

     Preferred stock, no par value, 500,000 shares authorized, no shares outstanding
     Common stock, no par value, 18,000,000 shares authorized,
     7,019,151 and 6,993,684 issued and outstanding at
     September 30, 2001 and December 31, 2000                                                16,175          16,029
     Retained earnings                                                                       30,881          27,887
     Accumulated other comprehensive income                                                     650             701
                                                                                        -----------     -----------
         Total shareholders' equity                                                          47,706          44,617
                                                                                        -----------     -----------

         Total liabilities and shareholders' equity                                     $   664,001     $   666,996
                                                                                        ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)

                                                           Three months ended           Nine months ended
                                                              September 30,                September 30,
                                                         ----------------------       ----------------------
                                                           2001          2000           2001           2000
                                                         --------      --------       --------      --------
Interest income

     Interest and fees on loans                          $ 11,309      $ 13,024       $ 35,456      $ 36,848
     Interest on securities

         Taxable                                            1,310           934          3,814         2,508
         Tax-exempt                                            60           162            248           506
     Other interest income                                    163           141            460           332
                                                         --------      --------       --------      --------

         Total interest income                             12,842        14,261         39,978        40,194
                                                         --------      --------       --------      --------

Interest expense

     Deposits                                               5,132         6,503         17,293        17,646
     Borrowings                                             1,235           990          3,580         2,908
     Subordinated debentures                                  199           292            680           846
                                                         --------      --------       --------      --------

         Total interest expense                             6,566         7,785         21,553        21,400
                                                         --------      --------       --------      --------

NET INTEREST INCOME                                         6,276         6,476         18,425        18,794
Provision for loan losses                                     825         2,500          1,900         4,375
                                                         --------      --------       --------      --------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES         5,451         3,976         16,525        14,419
                                                         --------      --------       --------      --------

Other income

     Service fees                                             456           491          1,389         1,474
     Gain on sales of securities                                0            61            513           110
     Net gain on sale of branches                             501             0            501           292
     Fee income generated by mortgage subsidiary              987         1,121          4,602         1,121
     Other operating income                                   495           174            813         1,223
                                                         --------      --------       --------      --------

         Total other income                                 2,439         1,847          7,818         4,220
                                                         --------      --------       --------      --------

Other expenses

     Salaries, commissions, and related benefits            2,588         2,858          9,616         6,335
     Occupancy and equipment                                  804           708          2,501         2,212
     Other                                                  2,350         2,022          6,425         5,770
                                                         --------      --------       --------      --------

         Total other expenses                               5,742         5,588         18,542        14,317
                                                         --------      --------       --------      --------

INCOME BEFORE PROVISION FOR INCOME TAXES                    2,148           235          5,801         4,322
Provision for income taxes                                    261           (94)           700           581
                                                         --------      --------       --------      --------

NET INCOME                                               $  1,887      $    329       $  5,101      $  3,741
                                                         ========      ========       ========      ========

Basic earnings per common share                          $   0.27      $   0.05       $   0.73      $   0.54
                                                         ========      ========       ========      ========

Diluted earnings per common share                        $   0.27      $   0.05       $   0.73      $   0.53
                                                         ========      ========       ========      ========

Dividends declared per common share                      $   0.10      $   0.14       $   0.30      $   0.24
                                                         ========      ========       ========      ========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                 Three months ended            Nine months ended
                                                    September 30,                 September 30,
                                              -----------------------       -----------------------
                                                2001           2000           2001           2000
                                              --------       --------       --------       --------
Balance - beginning of period                 $ 45,912       $ 43,268       $ 44,617       $ 40,820

Net income for period                            1,887            329          5,101          3,741
Net unrealized gain (loss) on securities
  available for sale                               699            270            (51)           454
                                              --------       --------       --------       --------
     Total comprehensive income                  2,586            599          5,050          4,195

Dividends declared                                (702)          (999)        (2,107)        (1,655)

Issuance of common stock                             0             87            239            289

Common stock retired                               (90)          (114)           (93)          (808)
                                              --------       --------       --------       --------

Balance - end of period                       $ 47,706       $ 42,841       $ 47,706       $ 42,841
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

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                  (Unaudited)

                                                                                                   Nine Months ended
                                                                                                      September 30,
                                                                                                -----------------------
                                                                                                  2001           2000
                                                                                                --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES

     Net income                                                                                 $  5,101       $  3,741
     Adjustments to reconcile net income to
       net cash provided by operating activities
         Depreciation and amortization                                                             2,230          1,761
         Provision for loan losses                                                                 1,900          4,375
         Gain on sales of securities                                                                (513)          (110)
         (Gain) loss on sale of premises and equipment                                                62           (271)
         Net gain on sale of branches                                                               (501)          (292)
         Change in other assets                                                                   (1,544)        (2,593)
         Change in other liabilities                                                                (479)           682
                                                                                                --------       --------
              Net cash provided by operating activities                                            6,256          7,293
                                                                                                --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES

     Net (increase) decrease  in interest-bearing deposits in other financial institutions        (2,662)           679
     Purchase of securities available for sale                                                   (66,069)       (26,027)
     Proceeds from sales of securities available for sale                                         37,651         23,576
     Proceeds from maturities, calls or paydowns of securities available for sale                 18,821          1,221
     Net decrease (increase) in loans                                                             21,527        (73,823)
     Purchase of premises and equipment                                                           (2,227)        (1,203)
     Proceeds from sale of premises and equipment                                                    177            815
     Net cash paid for sale of branches                                                          (10,728)        (4,540)
     Net cash received for net liabilities assumed in acquisition of branches                          0         14,169
                                                                                                --------       --------
         Net cash used in investing activities                                                    (3,510)       (65,133)
                                                                                                --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                         (11,726)        54,023
     Net increase (decrease) in federal funds purchased                                           (1,800)        65,000
     Proceeds from borrowings                                                                     20,000        (57,285)
     Payment on borrowings                                                                          (362)           289
     Proceeds from issuance of common stock                                                          239           (808)
     Retirement of common stock                                                                      (93)             0
     Payment of cash dividends                                                                    (2,107)          (987)
                                                                                                --------       --------
         Net cash provided by financing activities                                                 4,151         60,232
                                                                                                --------       --------

Net change in cash and cash equivalents                                                            6,897          2,392

Cash and cash equivalents at beginning of period                                                  20,829         26,160
                                                                                                --------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                      $ 27,726       $ 28,552
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

                       NORTH COUNTRY FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)

                                                                      Nine months ended
                                                                         September 30,
                                                                    --------------------
                                                                     2001           2000
                                                                    -------      -------
Supplemental disclosures of cash flow information

     Cash paid for:
         Interest                                                   $21,750      $19,819
         Income taxes                                                 1,195        2,025

     Transfers of foreclosures from loans to other real estate        1,899            0

     Assets and liabilities acquired in branch acquisitions:

         Premises and equipment, net                                      0          194
         Core deposit intangibles and goodwill                            0          954
         Other Assets                                                     0          219
         Deposits                                                         0       15,149
         Other liabilities                                                0          387

     Assets and liabilities divested in branch sales:

         Loans                                                            8            8
         Premises and equipment, net                                    466           31
         Deposits                                                    11,683        4,858
         Other liabilities                                               34           13


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.       BASIS OF PRESENTATION

         The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000.

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

2.       FUTURE ACCOUNTING CHANGES

         In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Pre-acquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 is not anticipated to have a material impact on the consolidated financial statements as of the date of adoption.

3.       EARNINGS PER SHARE

         The factors used in the earnings per share computation follow.

         (In thousands, except per share data)

                                                             Three Months Ended      Nine Months Ended
                                                                September 30,           September 30,
                                                             ------------------      ------------------
                                                              2001        2000        2001        2000
                                                             ------      ------      ------      ------
Basic earnings per common share:

  Net income                                                 $1,887      $  329      $5,101      $3,741
  Weighted average common shares outstanding                  7,021       6,965       7,019       6,980
                                                             ------      ------      ------      ------

    Basic earnings per common share                          $ 0.27      $ 0.05      $ 0.73      $ 0.54
                                                             ======      ======      ======      ======
Diluted earnings per common share:
  Net income                                                 $1,887      $  329      $5,101      $3,741

  Weighted average common shares outstanding
    for basic earnings per common share                       7,021       6,965       7,019       6,980
  Add:  Dilutive effect of assumed exercises
    of stock options                                              3          10           3          17
  Add:  Dilutive effect of directors' deferred stock
    Compensation                                                  1          57           1          57
                                                             ------      ------      ------      ------
    Average shares and dilutive potential common shares       7,025       7,032       7,023       7,054
                                                             ------      ------      ------      ------

       Diluted earnings per common share                     $ 0.27      $ 0.05      $ 0.73      $ 0.53
                                                             ======      ======      ======      ======

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.       INVESTMENT SECURITIES

         The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2001 and December 31, 2000 are as follows (in thousands):

                                          September 30, 2001         December 31, 2000
                                        -----------------------   ------------------------
                                        Amortized    Estimated    Amortized     Estimated
                                          Cost       Fair Value     Cost        Fair Value
                                         -------      -------      -------      -------
U.S. Treasury securities and
  obligations of U.S. Government
  agencies and corporations              $ 4,226      $ 3,941      $10,946      $10,882
Obligations of states and political
  subdivisions                            10,403       10,721       14,754       15,542
Corporate securities                       7,556        7,896        4,553        4,740
Mortgage-related securities               60,116       60,606       40,752       40,902
                                         -------      -------      -------      -------

  Total investment securities
    available for sale                   $82,301      $83,164      $71,005      $72,066
                                         =======      =======      =======      =======


5.       ALLOWANCE FOR LOAN LOSSES

         Activity in the allowance for loan losses for the nine months ended September 30, 2001 and 2000, are summarized as follows (in thousands):

                                  September 30,  September 30,
                                      2001          2000
                                      ----          ----
Balance at beginning of period      $ 9,454       $ 6,863
Charge-offs                          (2,416)       (2,827)
Recoveries                              710           100
Provision for loan losses             1,900         4,375
                                    -------       -------

Balance at end of period            $ 9,648       $ 8,511
                                    =======       =======

         Information regarding impaired loans follows (in thousands):

                                          As of and        As of and
                                         for the nine     for the year
                                         months ended         ended
                                         September 30,     December 31,
                                            2001              2000
                                            ----              ----
Average investment in impaired loans      $17,575           $22,650
Balance of impaired loans                  16,530            19,514

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.       BORROWINGS

         Borrowings consist of the following at September 30, 2001 and December 31, 2000 (in thousands):

                                                                 September 30,  December 31,
                                                                     2001          2000
                                                                     ----          ----
Federal Home Loan Bank advances at rates ranging from 4.35%
to 7.59% with maturities from less than one year to ten years      $87,190       $67,488

Farmers Home Administration, $2,000,000 fixed rate note
maturing August 24, 2024, interest payable at 1%                     1,683         1,747
                                                                   -------       -------

                                                                   $88,873       $69,235
                                                                   =======       =======

         The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans, U.S. Government and agency securities, and Federal Home Loan Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2001. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.

7.       CURRENT EVENTS

         On August 3, 2001, North Country Bank and Trust, the primary subsidiary of the Registrant, entered into an agreement with Standard Federal Bank and Michigan National Bank, subsidiaries of ABN AMRO North America, Inc. to purchase six of their bank branches located in northern lower Michigan. According to the agreement, five of the branches to be purchased are currently operated by Standard Federal Bank in Charlevoix, Gaylord, Houghton Lake, Petoskey, and Rogers City. The sixth operates as a Michigan National Bank branch in Traverse City. The Bank will acquire approximately $90 million in deposits as a result of the transaction. The transaction, which is subject to regulatory approval is expected to be complete in either the fourth quarter of 2001 or the first quarter of 2002.

         On July 13, 2001, the Bank sold the deposits and certain assets of the St. Ignace and Mackinac Island branches to Central Savings Bank. Deposits of $11,683,000, other liabilities of $34,000, and assets of $474,000 were divested in the transaction that resulted in a net gain on sale of $501,000.

         In July 2001, the Bank entered into an agreement to sell the deposits of approximately $11 million and $270,000 of certain assets of the Curtis and Naubinway branches to State Savings Bank. The transaction is expected to be complete during the fourth quarter of 2001.

         The Bank opened a new branch in Ishpeming, in Michigan's Upper Peninsula, in September of this year.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its subsidiaries through the third quarter of 2001. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities that will have such effect if implemented.

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

FINANCIAL HIGHLIGHTS:

Year-to-date consolidated net income was $5.10 million through September 30, 2001 compared to $3.74 million for the same period in 2000. Diluted earnings per share were $0.73 for the nine months ended September 30, 2001 compared to $0.53 for the same period in 2000. The provision for loss losses decreased on a year-to-date basis from $4.37 million for the nine months ended September 30, 2000 to $1.9 million for the nine months ended September 30, 2001. The loan portfolio experienced decline through the third quarter of 2001, decreasing $24.5 million from December 31, 2000 to September 30, 2001. Deposits have decreased $23.4 million since December 31, 2000 while borrowings have increased $19.6 million during that same time period.

FINANCIAL CONDITION:

Cash and Cash Equivalents: Cash and cash equivalents increased $6.9 million through the third quarter of 2001. The increase was primarily attributed to an increase in cash and due from banks of $4.7 million and an increase in federal funds sold position of $2.2 million at September 30, 2001. Excess monies are invested in federal funds until opportunities in the Bank's loan and investment portfolios arise.

Investment Securities: Available for sale securities increased $11.1 million or 15.4% from December 31, 2000 to September 30, 2001 with the balance on September 30, 2001 totaling $83.2 million. Investment securities are maintained at levels needed to manage interest rate risk and liquidity through diversification of the balance sheet.

Loans: Through the third quarter of 2001, loan balances decreased by $24.5 million or 2.1%. While a decrease in the loan level is not typical for the Registrant, this was a planned strategy to allow management's attention to be focused on nonperforming loan issues. Considering the seasonality issues experienced in the Registrant's market area, coupled with the events of September 11th and the overall economic conditions, management does not anticipate any significant loan growth in the fourth quarter of 2001. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage the loan portfolio, accordingly, management intends to continue to maintain loans at a high level while maintaining adequate liquidity. As shown in the table below, the composition of the loan portfolio between December 31, 2000 and September 30, 2001 shows that commercial leases, and commercial, financial, agricultural loans increased by 9.9%, while government leases, commercial and residential real estate, construction and consumer loans decreased by 17.8%.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Following is a summary of the loan mix at September 30, 2001 and December 31, 2000 (in thousands):

                                            September 30,     % of     December 31,       % of
                                               2001           Total       2000           Total
                                               ----           -----       ----           -----
Loans:
Commercial real estate                       $ 80,380          15.5%    $ 90,635          16.7%
Commercial, financial, and agricultural       230,807          44.6      217,786          40.2
Leases:
    Commercial                                 54,580          10.6       41,962           7.7
    Governmental                               38,088           7.4       55,205          10.2
1-4 family residential real estate             98,656          19.1      113,834          21.0
Consumer                                       10,359           2.0       13,059           2.4
Construction                                    4,323           0.8        9,208           1.8
                                             --------         -----     --------         -----

                                             $517,193         100.0%    $541,689         100.0%
                                             ========         =====     ========         =====


Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. At September 30, 2001 and December 31, 2000, the allowance for loan losses remained relatively unchanged at 1.9% and 1.7% of total loans outstanding, respectively.

Management analyzes the allowance for loan losses in detail on a monthly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding remained stable and were 0.45% and 0.61% for the nine months ended September 30, 2001 and 2000, respectively. The provision for loan losses was decreased $2.5 million or 56.8% from $4.4 million for the nine months ended September 30, 2000 to $1.9 million for the nine months ended September 30, 2001. The provision for loan losses was increased during 2000 in anticipation of potential charge-offs of nonperforming loans.

The table presented below shows the balance of non-performing loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - as of September 30, 2001 and December 31, 2000 (in thousands):

                                                     September 30,      December 31,
                                                         2001               2000
                                                         ----               ----
Non-accrual loans                                      $   954            $10,547
Loans 90 days or more past due and still accruing        8,446              3,117

Non-accrual loans decreased $9.6 million or 91% from December 31, 2000 to September 30, 2001 while loans 90 days or more past due and still accruing increased by $5.3 million or 171% for that same time period. The substantial decrease in the nonaccrual loans from December 31, 2000 to September 30, 2001 is largely attributable to the full collection of one $6.9 million commercial loan in March 2001. Additionally, do to performance in accordance with its contractual terms, one $2.4 million loan was reinstated to accrual status beginning January 2001. As of September 30, 2001, loans to thirteen commercial borrowers represented $7.3 million of the loans 90 days or more past due and still accruing, with the remaining $1.1 million representing loans to twenty-eight consumer mortgage borrowers. Four commercial loans totaling $6.8 million represented 81% of loans over 90 days past due as of September 30, 2001 and are being closely monitored by management to reduce the likelihood of any potential loss. The weakened economy has had an impact on the repayment ability of the Bank's borrowers and management remains in regular contact with, working with them to bring these loans current. Management continues to monitor the situation on both the non-accrual and non-performing loans and has taken various actions to reduce their level. The ratio of non-performing loans to total gross loans has decreased from 2.52% at December 31, 2000 to 1.82% at September 30, 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Deposits: Total deposits through the third quarter have decreased $23.4 million or 4.4%. The $23.4 million decrease consisted of $11.7 in non-interest bearing and interest-bearing deposit balances and the sale of $11.7 million in deposits to Central Savings Bank (see note 7 "Current Events" for more detail). Fluctuations of this type are not atypical and are experienced from time to time in the Bank's normal course of business.

Borrowings: In addition to deposits, the Registrant uses alternative funding sources to provide funds for lending activities and to grow the Bank's investment portfolio as described above. Alternative sources can be obtained at interest rates that are competitive with, or lower than, retail deposit rates and with minimal administrative costs. Year-to-date borrowings have increased $19.6 million or 28.4% from December 31, 2000. At September 30, 2001, $87.2 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis.

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

Shareholder's Equity: Total shareholder's equity increased $3.1 million from December 31, 2000 to September 30, 2001. The increase is comprised of net income of $5.1 million and issuance of common stock of $239,000 offset by a decrease in the net unrealized gain on securities of $51,000, common stock retired of $93,000, and dividends declared of $2.1 million.

RESULTS OF OPERATIONS:

Net Interest Income: Net interest income for the quarter ended September 30, 2001 decreased by $0.2 million or 3.09% compared to the same period one year ago. The net interest margin, on a fully taxable equivalent basis, for the quarter ended September 30, 2001 was 4.36%, compared to 4.71% for the same period of 2000. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Registrant's market. The Bank, along with its competitors, has experienced tighter interest margins as lending rates decrease at a faster pace than deposit and borrowing rates. With the decreasing interest rate environment and the decreased volume in loans and deposits, the Bank's net interest margin is narrowing. Although the net interest margin for the third quarter of 2001 increased 0.03% over the second quarter, from 4.33% to 4.36%, this increase is due to the timing impact of lowered deposit rates. Interest income from loans represented 88.1% of total interest income for the third quarter of 2001 compared to 91.3% for the same period of 2000. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Net interest income for the nine months ended September 30, 2001 decreased by $0.4 million or 1.96% compared to the same period in 2000. The net interest margin, on a fully taxable equivalent basis for the nine months ended September 30, 2001, decreased from 4.80% for the same period in 2000 to 4.29%, for the same reasons mentioned in the preceding paragraph. Interest income from loans represented 88.7% of total interest income through the third quarter of 2001 compared to 91.7% for the same period of 2000.

Provision for Loan Losses: The allowance for loan losses is maintained at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $1.7 million and $2.5 million for the quarter ended and nine-month period ended September 30, 2001, respectively. The provision for loan losses was increased during the previous year in anticipation of potential charge-offs of certain loans that were included in nonperforming assets, for September 30, 2000.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


Other Income: Other income increased by $592,000 for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000. The increase was primarily due to a gain on the sale of branches for $501,000 and $321,000 in other operating income, for the quarter ended September 30, 2001. The increases were offset by decreases of $134,000 in fees generated by the Registrant's mortgage subsidiary, $61,000 in gains on sale of securities, and $35,000 in service fee income, compared to the third quarter of 2000.

Other income increased by $3.6 million for the nine months ended September 30, 2001 compared to the same period one year ago. The increase was primarily due to $3.4 million in fee income generated by the Registrant's mortgage subsidiary through the nine months ended September 30, 2001, in addition to increased gains on the sale of securities of $403,000 and $209,000 gain on sale of branches, for the nine months ended September 30, 2001, compared to the same period last year. These increases were partially offset by a decrease in other operating income of $410,000 between the two nine month periods ended September 30.

Other Expenses: Other expenses increased $154,000 for the quarter ended September 30, 2001 compared to the same period of 2000. Occupancy expense increased by $96,000 or 13.56% and other non-interest expense increased by $328,000 or 16.22% for the third quarter of 2001 compared to the same period in 2000. Salaries, commissions, and related benefits decreased by $270,000 during the third quarter of 2001 compared to the third quarter of 2000.

Other expenses increased $4.2 million or 29.51% for the nine months ended September 30, 2001 compared to the same period of 2000. Salaries, commissions, and related benefits increased by $3.3 million through the third quarter of 2001 compared to the same period in 2000. This change consist of increases in commission expense of $2.6 million, paid to the Registrant's mortgage subsidiary, and $657,000 increase in salaries and benefits. Occupancy expense increased by $289,000 or 13.1% and other noninterest expense increased by $655,000 or 11.3% through the third quarter of 2001 compared to the same period in 2000.

Federal Income Tax: The provisions (credit) for income tax were 12% and (40%) of pretax income for the quarters ended September 30, 2001 and September 30, 2000, respectively. For the nine months ended September 30, 2001, the provision for income taxes was 12% of income compared to 13.45% for the same period in 2000. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases and investments.

INTEREST RATE RISK:

Management actively manages the Registrant's interest rate risk. In relatively low interest rate environments which have been experienced during the past several years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance these tendencies would otherwise create. Commercial and real estate loans are written at variable rates, or if necessary, fixed rates for relatively short terms. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods.

As of September 30, 2001, the Registrant had a cumulative liability repricing gap position of $5.7 million within the one-year timeframe. This position suggests that if the market interest rates increase or decrease in the next twelve months, there would be minimal impact on the Registrant's net interest income. Management believes that it is properly positioned to manage significant changes in rates without severely altering operating results.

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

                                                                    Tier I          Tier I              Total
                                                                  Capital to      Capital to         Capital to
                                                                    Average      Risk Weighted      Risk Weighted
                                                                    Assets          Assets             Assets
                                                                    ------          ------             ------
     Regulatory minimum                                              4.0%            4.0%                8.0%

     The Registrant
     September 30, 2001                                              7.9%            10.7%              12.0%
     December 31, 2000                                               7.6%            10.0%              11.2%

The capital levels include adjustment for the Capital, or Trust Preferred Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities that can be included in Tier I capital to 25% of total Tier I capital. As of September 30, 2001, all of the $12,450,000 of Capital Securities qualified for Tier I capital of the Registrant.

                      NORTH COUNTRY FINANCIAL CORPORATION

                          PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)       Exhibit 3.1. Amended and Restated By Laws

(b) There were no reports filed on Form 8-K during the quarter ended September 30, 2001

                       NORTH COUNTRY FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NORTH COUNTRY FINANCIAL CORPORATION
                                                       (Registrant)



11/13/01                      /s/ Ronald G. Ford
--------                      --------------------------------------------------
Date                          RONALD G. FORD,
                              CHAIRMAN AND CEO



11/13/01                      /s/ Sherry L. Littlejohn
--------                      --------------------------------------------------
Date                          SHERRY L. LITTLEJOHN,
                              PRESIDENT AND CHIEF OPERATING OFFICER
                              (Principal Financial & Chief Accounting Officer)