Form 10-K
period 2001-12-31
NORTH COUNTRY FINANCIAL CORP
filed 2002-03-29
CIK 36506

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

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

               1010 Noteware Drive, Traverse City, Michigan 49686
               (Address of principal executive offices) (Zip Code)

       Registrant's telephone number, including area code: (231) 933-6045

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                         Preferred Share Purchase Rights
                                (Title of Class)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes _X_ No ____

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. | |

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $7.12 as of March 1, 2002, was $45.1 million. As of March 1, 2002, there were outstanding 7,019,152 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Corporation's 2001 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held April 16, 2002 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:  BUSINESS

North Country Financial Corporation (the "Registrant" or "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. The Registrant owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust (the "Bank"). The Registrant also owns eight non-bank subsidiaries: First Manistique Agency, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a relending company for nonprofit organizations; North Country Financial Group, a corporation which provides tax-exempt lease/purchase financing to municipalities; North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities; NCB Real Estate Company, which owns several properties used by the Bank; North Country Mortgage Company LLC and American Financial Mortgage Corporation, entities engaged in the business of mortgage lending and brokering; and North Country Employee Leasing Company, a company that leases employees to North Country Bank and Trust. The Bank represents the principal asset of the Registrant. The Registrant and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities along with other permitted activities closely related to banking.

The Registrant became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, on April 1, 1976, when it acquired First Northern Bank and Trust ("First Northern"). On May 1, 1986, Manistique Lakes Bank merged with First Northern. The Registrant acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Registrant until September 30, 1995, when it was merged into First Northern. First Northern acquired Newberry State Bank on December 8, 1994, in exchange for cash. On September 15, 1995, First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank, in exchange for cash. The Registrant acquired all of the outstanding stock of South Range State Bank ("South Range") on January 31, 1996, in exchange for cash and notes. On August 12, 1996, First Northern and South Range changed their names to North Country Bank and Trust and North Country Bank, respectively. On February 4, 1997, the Registrant acquired all of the outstanding stock of UP Financial Inc., the parent holding company of First National Bank of Ontonagon ("Ontonagon"). Ontonagon was merged into North Country Bank. North Country Bank was operated as a separate banking subsidiary of the Registrant until March 10, 1998, when it was merged into North Country Bank and Trust. On June 25, 1999, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Kaleva and Mancelona branches of Huntington National Bank in exchange for cash. On July 23, 1999, North Country Bank and Trust sold the fixed assets and deposits of the Rudyard and Cedarville branches to Central Savings Bank in exchange for cash. On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash. On July 13, 2001, North Country

Bank and Trust sold the fixed assets and deposits of the St. Ignace and Mackinaw Island branches to Central Savings Bank in exchange for cash. On November 9, 2001, North Country Bank and Trust sold the fixed assets and deposits of the Curtis and Naubinway branches to State Savings Central Savings Bank in exchange for cash.

The Bank has 17 branch offices located in the Upper Peninsula of Michigan and ten branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Grand Traverse, Otsego, Wexford, Manistee, Antrim, Leelanau, Emmet, Schoolcraft, Menominee, Delta, Dickinson, Houghton, Baraga, Ontonagon, Marquette, Luce, Alger, Chippewa and Charlevoix counties. The Bank provides drive-in convenience at 20 branch locations and has automatic teller machines operating at 14 locations. The Bank has no foreign offices.

The Corporation is headquartered in Traverse City, Michigan. The executive offices and mailing address of the Corporation are located at 1011 Noteware Drive, Traverse City, Michigan 49686.

FORWARD-LOOKING STATEMENTS

The discussions in this Report on Form 10-K and the documents incorporated herein by reference, which are not statements of historical fact (including statements in the future tense and those which include terms such as "believe," "will," "expect," and "anticipate") contain forward-looking statements that involve risks and uncertainties. The Corporation's actual future results could materially differ from those discussed. Factors that might cause actual results to differ from the results discussed in forward-looking statements include, but are not limited to:

     o General economic conditions, either nationally or the state in which the Corporation does business;

     o Legislation or regulatory changes which adversely affect the businesses in which the Corporation is engaged;

     o Changes in the interest rate environment which increase or decrease interest rate margins;

     o Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

     o Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as actions taken by particular competitors;

     o    Changes in consumer spending, borrowing and savings habits;

     o    Technological changes;

     o Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

     o The Corporation's ability to increase market share and control expenses;

     o    The effect of compliance with legislation or regulatory changes;

     o    The effect of changes in accounting policies and practices;

     o The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and

     o The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.


All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

OPERATIONS

     The principal business the Corporation is engaged in, through the Bank, is in the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing. Funds for the Bank's operation are also provided through borrowings from the Federal Home Loan Bank
(FHLB) system, proceeds from the sale of loans and mortgage-backed and other securities, funds from repayment of outstanding loans and earnings from operations. Earnings depend primarily upon the difference between (i) revenues from loan, investments and other interest-bearing assets and (ii) expenses incurred in payment of interest on deposit accounts and borrowings, and general operating expenses.


GENERAL DEVELOPMENTS

The principal source of revenue for the Registrant is interest and fees on loans and investment income. The sources of income for the three most recent years are as follows (in thousands):

                                     2001               2000             1999
                                     ----               ----             ----

 Interest and fees on loans       $44,778            $50,063          $40,457
 Investment income                  5,392              4,105            1,670
 Other interest income                500                515              422
 Noninterest income                 9,892              6,853            3,538



COMPETITION

Banking is in a highly competitive business. The Bank competes for loans and deposits with other banks, savings and loan associations, credit unions, mortgage bankers, and investment firms in the scope and type of services offered, pricing of loans, interest rates paid on deposits, and number and location of branches, among other things. The Bank also faces competition for investors' funds from mutual funds and corporate and government securities.

The Bank competes for loans principally through interest rates and loan fees, the range and quality of the services it provides and the locations of its branches. The Bank also utilizes its ability to sell loans in the secondary market. In addition, the Bank actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts and other services. To successfully compete management has developed a sales and service culture, stresses and rewards quality customer service, and designs products to meet the needs of the customer.

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

EMPLOYEES

As of March 1, 2002, the Corporation and its subsidiaries employed, in the aggregate, 189 employees equating to 163.85 full-time equivalents. The Corporation places a high priority on staff development including extensive sales, product and technical training. New employees are selected on the basis of customer sales and service abilities and technical skills. None of the Corporation's employees are covered by a collective bargaining agreement with the `Corporation and management believes that its relationship with its employees is satisfactory.

BUSINESS

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. Historically, the Bank has predominantly sold its conforming residential mortgage loans in the secondary market. The Bank also finances commercial and governmental leases throughout the country. Leases are originated by the Registrant's subsidiary, North Country Financial Group, and unrelated entities. The Bank reviews the credit quality of each lease before entering into a financing agreement.

The Bank supports the service industry, with its hospitality and related businesses as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank's market areas is affected by summer and winter tourism activities.

The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hotel and tourism industry. This concentration represents $97.7 million or

24.3% of the commercial loan portfolio. No material portions of the Bank's deposits have been received from a single person, industry, group, or geographical location.

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

The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit in denominations of $100,000 or more in the local and regional market area and has established guidelines for the total funding to be provided by these deposits. The Bank also uses brokered deposits to attract certificates of deposits in denominations of $100,000 or more.

The Bank uses federal funds purchased from correspondent banks to respond to deposit fluctuations and temporary loan demands.

As of December 31, 2001, the Bank had no material risks relative to foreign sources. See the "Interest Rate Risk" and "Foreign Exchange Risk" sections in Management's Discussion and Analysis of Financial Condition and Results of Operation for details on the Registrant's foreign account activity.

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

Federal banking regulatory agencies established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations. The Federal Reserve Board has not advised the Corporation of any specific minimum Tier 1 capital leverage ratio applicable to it.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. At December 31, 2001 and 2000, the most recent notification from the Federal Reserve categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the Bank's category. The Bank's risk-based capital and leverage ratios meet or exceed the defined minimum requirements, and the Bank has been deemed well capitalized as of December 31, 2001 and 2000.

Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions. Banks are permitted to create interstate branching networks in states that do not "opt out" of interstate branching.

In 1999, Congress enacted the Gramm-Leach-Bliley Act (the "Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial service organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.

Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Corporation has determined no to become certified as a financial holding company at this time. The Corporation may reconsider this determination in the future.

MONETARY POLICY

The earnings and business of the Corporation and the Bank depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank to obtain its deposits and other borrowings, and the interest rates received, by the Bank on loans extended to its customers and on securities held in the Bank's portfolio, comprises the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, and accordingly, its earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession and unemployment, and also the monetary policies of the Federal Reserve Board. The Federal Reserve Board implements national monetary policies designed to curb inflation, combat recession, and promote growth through, among other means, its open-market dealings in US government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, through adjustments to the discount rate applicable to borrowings by banks that are members of the Federal Reserve System, and by adjusting the Federal Funds Rate, the rate charges the interbank market for purchase of excess reserve balances. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted with certainty.

SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Obligations, and Shareholders' Equity; Interest Rates and Interest Differential

The key components of net interest income, the average daily balance sheet for each year - including the components of earning assets and supporting obligations - the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report, and is incorporated herein by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Registrant's 2001 Annual Report, and is incorporated herein by reference.

     II. Investment Portfolio

     A. Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (in thousands):

                                                2001        2000         1999
                                                ----        ----         ----
U.S. Treasury and federal agencies            $3,128     $10,882       $9,392
State and political subdivisions               5,418      15,542       16,210
Corporate securities                           8,571       4,740        3,008
Mortgage-related securities                   44,768      40,902       14,733
                                              ------      ------       ------
TOTAL                                        $61,885     $72,066      $43,343
                                              ======      ======       ======


     B. Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2001 (fully taxable equivalent, in thousands):

                                       1 Year or Less     1-5 Years       5-10 Years      Over 10 Years
                                       --------------     ---------       ----------      -------------
U.S. Treasury and federal agencies                                                               $3,128
State and political subdivisions                  $55          $250           $1,040              4,073
Corporate securities                                          1,987              498              6,086
Mortgage-related securities                                                                      44,768

Weighted average yield (1)                       8.33%         7.86%            9.65%              6.54%


     (1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

     III. Loan Portfolio

     A. Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (in thousands):

                                2001              2000        1999        1998        1997
                                ----              ----        ----        ----        ----
Commercial, financial and
agricultural                     $314,853     $308,421    $258,592    $219,027    $181,683
Real estate - construction          4,027        9,208      12,539      11,923      10,940
Real estate - mortgage             93,574      113,834     107,750      97,415      95,543
Consumer                            9,516       13,059      17,051      23,160      26,795
Leases                             82,442       97,167      70,689      60,195      57,558
                                 --------     --------    --------    --------    --------
TOTAL                            $504,412     $541,689    $466,621    $411,720    $372,519
                                 ========     ========    ========    ========    ========

Included in loan totals for December 31, 2001, 2000, and 1999 are $6.4 million, $6.6 million, and $6.5 of loans to Canadian obligators.

To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2001, based on scheduled principal repayments (in thousands). The amounts due after one year are classified according to the sensitivity to changes in interest rates.

                                   Commercial,
                                 Financial and     Real Estate     Real Estate
                                  Agricultural     Construction      Mortgage    Consumer      Leases
                                 --------------    -------------   -----------   --------      ------

In one year or less                    $61,202           $3,436         $1,232     $2,099     $23,138
After one year but within five
years:
  Variable interest rates              131,060               --            622        238       1,343
  Fixed interest rates                  44,544               --          9,818      6,690      29,104
After five years:
  Variable interest rates               49,358               --         38,746         33         314
  Fixed interest rates                  28,689              591         43,156        456      28,543
                                      --------           ------        -------     ------     -------
TOTAL                                 $314,853           $4,027        $93,574     $9,516     $82,442
                                      ========           ======        =======     ======     =======

     C. Risk Elements

The following table presents a summary of non-performing assets and problem loans as of December 31 (in thousands):

                                   2001        2000       1999         1998       1997
                                   ----        ----       ----         ----       ----
Nonaccrual loans                 $4,015     $10,547        $95       $2,174     $1,956

Interest income that would
have been recorded for
nonaccrual loans
under original
terms                             1,597         413          3          207         93

Interest income recorded
during period for
nonaccrual loans                  1,521         143         --           --         --

                                          2001     2000    1999    1998     1997
                                        ------   ------   -----   -----   ------
Accruing loans                           9,131    3,117   2,452   1,238      698
past due 90 days or more
Restructured loans not included above   16,151    3,654    --      --       --


There were no Canadian loans included in nonaccrual category as of December 31, 2001.

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

                                                2001       2000       1999       1998       1997
                                              -------    -------    -------    -------    -------
Balance of allowance for loan
  losses at beginning of period               $ 9,454    $ 6,863    $ 6,112    $ 5,600    $ 4,591

Loans charged off:
Commercial, financial and agricultural          2,385      1,284        405        406        351
Real estate -- construction                        --         --         --         --         --
Real estate -- mortgage                           320        328         74         31         37
Consumer                                          253        263        329        368        413
Leases                                             --      1,553         --         --         --
                                              -------    -------    -------    -------    -------
TOTAL LOANS CHARGED OFF                         2,958      3,428        808        805        801
                                              -------    -------    -------    -------    -------

Recoveries of loans previously charged off:
Commercial, financial and agricultural            640         66          9         47          2
Real estate -- construction                        --         --         --         --         --
Real estate -- mortgage                            20          9         10         --          7
Consumer                                           88         69         83         70         77
Leases                                             --         --         --         --         27
                                              -------    -------    -------    -------    -------
TOTAL RECOVERIES                                  748        144        102        117        113
                                              -------    -------    -------    -------    -------
Net loans charged off                           2,210      3,284        706        688        688
Provisions charged to expense                   3,200      5,875      1,457      1,200      2,398
Allowance from acquisitions                        --         --         --         --        299
                                              -------    -------    -------    -------    -------
BALANCE AT END OF PERIOD                      $10,444    $ 9,454    $ 6,863    $ 6,112    $ 5,600
                                              =======    =======    =======    =======    =======

Ratio of net charge-offs during period
  to average loans outstanding                    0.4%       0.7%       0.2%       0.2%       0.2%

     B.   Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table (in thousands). The percentages shown represent the percent of each loan category to total loans.

                                               2001                2000            1999            1998            1997
                                         ----------------   ---------------- ---------------   -------------  ---------------
                                          Amount      %      Amount     %    Amount      %     Amount    %    Amount      %
                                         -------    -----   -------   ------ ------    -----   ------  -----  ------    -----
Commercial, financial and agricultural   $ 7,099    62.4%    $3,407    56.9% $2,443    55.4%  $1,789   53.2%  $2,873    48.8%
Real estate - construction                  --       0.8%      --       1.7%    114     2.7%      65    2.9%    --       2.9%
Real estate - mortgage                     1,191    18.6%       136    21.0%    835    23.1%     622   23.7%      99    25.6%
Consumer                                     152     1.9%       371     2.4%    326     3.7%     299    5.6%     416     7.2%
Leases                                     1,228    16.3%     1,507    18.0%  1,049    15.1%     880   14.6%     350    15.5%
Unallocated                                  774     N/A      4,033    N/A    2,096    N/A     2,507   N/A     1,862    N/A
                                         -------   -----     ------   -----  ------   -----   ------  -----   ------   -----
TOTAL                                    $10,444     100%    $9,454     100% $6,863     100%  $6,112    100%  $5,600     100%
                                         =======   =====     ======   =====  ======   =====   ======  =====   ======   =====


     V.   Deposits

At December 31, 2001, $3.7 million of total deposits are from Canadian customers.

The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 2001 (in thousands):

3 months or less                                        $20,051
Over 3 months through 6 months                            7,408
Over 6 months through 12 months                           4,231
Over 12 months                                           30,661
                                                        -------
Total                                                   $62,351
                                                        =======

     VI.  Return on Equity and Assets

Selected financial data of the Registrant is contained in the Corporation's 2001 Annual Report and is incorporated herein by reference.

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

Registrant follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Registrant had the following fixed and variable rate commitments outstanding at December 31 (in thousands):

                                       2001                 2000
                                ------------------   ------------------
                                 Fixed    Variable    Fixed    Variable
                                -------   --------   -------   --------
Outstanding letters of credit      --      $13,967      --     $14,601
Unused lines of credit          $12,554     75,442   $12,225    73,491
Loan commitments outstanding     21,298      8,687     6,585    33,074

Fixed rates on unused lines of credit and loan commitments ranged from 4.25% to 18% at December 31, 2001.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items.


ITEM 2: PROPERTIES

The Registrant's headquarters are located at 1011 Noteware Drive, Traverse City, Michigan 49686. The headquarters location is owned by the Registrant and not subject to any mortgage.

The Bank conducts business from 27 offices at locations described below in Grand Traverse, Otsego, Wexford, Manistee, Antrim, Leelanau, Emmet, Schoolcraft, Menominee, Delta, Dickinson, Hougton, Baraga, Ontonagon, Marquette, Luce, Alger, Chippewa and Charlevoix counties. The Corporation continually reviews the possibility of applying for additional branch locations, depending on management's assessment of market and economic conditions, the availability of locations, and the proximity of branches of competing institutions. The following table lists each of the Bank's offices.


      Traverse City                           Traverse City
      3530 North Country Drive                333 East State Street
      Traverse City, MI 49684                 Traverse City, MI 49684
      Grand Traverse County                   Grand Traverse County

      Gaylord                                 Cadillac
      145 North Otsego Avenue                 220 South Mitchell Street
      Gaylord, MI 49735                       Cadillac, MI 49601
      Otsego County                           Wexford County

      Kaleva                                  Mancelona
      14429 Wouski Avenue                     625 North Williams Street
      Kaleva, MI 49645                        Mancelona, MI 49659
      Manistee County                         Antrim Country

      Glen Arbor                              Alanson
      6545 Western                            6230 River Street
      Glen Arbor, MI 49636                    Alanson, MI 49706
      Leelanau County                         Emmet County

      Petoskey                                Manistique
      3890 Charlevoix Avenue                  130 South Cedar Street
      Petoskey, MI 49770                      Manistique, MI 49854
      Emmet County                            Schoolcraft County

      Menominee                               Stephenson
      1111 10th Street                        245 Menominee Street
      Menominee, MI 49858                     Stephenson, MI 49887
      Menominee County                        Menominee County

      Escanaba                                Iron Mountain
      837 North Lincoln Road                  1890 South Stephenson Avenue
      Escanaba, MI 49829                      Iron Mountain, MI 49801
      Delta County                            Dickinson County

      South Range                             Ripley
      47 Trimountain Avenue                   106 Royce Road
      South Range, MI 49963                   Franklin Township, MI 49930
      Houghton County                         Houghton County

      Calumet                                 L'anse
      1175 Calumet Avenue                     117 US Highway 41
      Calumet, MI 49913                       L'anse, MI 49946
      Houghton County                         Baraga County

      Ontonagon                               Marquette Main
      601 River Street                        300 North McClellan Street
      Ontonagon, MI 49953                     Marquette, MI 49855
      Ontonagon County                        Marquette County

      Marquette Presque Isle                  Newberry Main
      1400 Presque Isle                       414 Newberry Avenue
      Marquette, MI 49855                     Newberry, MI 49868
      Marquette County                        Luce County

      Munising                                Ishpeming
      301 East Superior Street                1336 US 41 West
      Munising, MI 49862                      Ishpeming, MI 49849
      Alger County                            Marquette County

      Boyne City                              Sault Main
      128 Water Street                        138 Ridge Street
      Boyne City, MI 49712                    Sault Ste. Marie, MI 49783
      Charlevoix County                       Chippewa County

      Sault Cascade
      4250 I-75 Business Spur
      Sault Ste. Marie, MI 49783
      Chippewa County

All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 27 branch locations, 9 are leased and 18 are owned.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2001 to a vote of the Registrant's stockholders.


                                     PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

Market information pertaining to the Registrant's common stock is contained under the caption "Market Information" in the Registrant's 2001 Annual Report, and is incorporated herein by reference.

The number of common shareholders of the Registrant is contained under the caption "Market Summary" on page 2 in the Registrant's 2001 Annual Report, and is incorporated herein by reference.

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

The cash dividends declared, by quarter for 2001 and 2000, are included in the Corporation's 2001 Annual Report under the caption "Comparative Highlights" and is incorporated herein by reference.

ITEM 6: SELECTED FINANCIAL DATA

Selected financial data of the Registrant is contained in the Corporation's 2001 Annual Report and is incorporated herein by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management's Discussion and Analysis in the Corporation's 2001 Annual Report to Shareholders.

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

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Corporation's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Corporation assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity and asset quality.

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2001 (in thousands):

                     Principal/Notional Amount Maturing in:

                                                                                                                 Fair Value
                                       2002       2003       2004       2005       2006    Thereafter   Total     12/31/01
                                     --------   --------   --------   --------   --------  ----------  --------  ----------
Rate Sensitive Assets
Fixed interest rate securities       $ 11,845   $ 12,670   $  6,267   $  1,583   $  2,511   $ 27,009   $ 61,885   $ 61,885
  Average interest rate                  6.06       6.07       6.46       8.15       8.12       6.50       6.42

Fixed interest rate loans              50,834     25,634     24,678     12,955     20,619     48,574    183,294    185,380
  Average interest rate                  7.59       8.80       8.49       8.59       8.42       7.51       7.92

Variable interest rate loans           81,665     43,098     35,317     35,150     33,800     92,088    321,118    321,118
  Average interest rate                  6.20       5.96       6.18       5.89       5.76       7.66       6.51

Other assets                           12,218                                                  4,375     16,593     16,593
  Average interest rate                  1.70                                                   6.81       2.13

Total rate sensitive assets          $156,562   $ 81,402   $ 66,262   $ 49,688   $ 56,930   $172,046   $582,890   $584,976


Rate Sensitive Obligations
Savings, money market and
interest-bearing demand              $247,864                                                          $247,864   $247,864
  Average interest rate                  1.92                                                              1.92

Time deposits                         148,704   $ 19,002   $ 16,550   $  2,749   $     99   $  1,214    188,318    192,412
  Average interest rate                  5.13       5.56       6.38       5.02       5.60       3.98       5.33

Fixed interest rate borrowings            734        788      1,987        881      2,810      1,349      8,549      7,886
  Average interest rate                  7.01       6.96       6.88       6.73       7.04       1.00       6.01

                                                                                                                    Fair Value
                                     2002       2003       2004       2005       2006       Thereafter   Total       12/31/01
Variable interest rate- borrowings                                                            80,000     80,000       85,740
  Average interest rate                                                                         5.42       5.42

Subordinated debentures                                                                       12,450     12,450       12,450
  Average interest rates                                                                        4.53       4.53

Total rate sensitive obligations     $397,302   $ 19,790   $ 18,537   $  3,630   $  2,909   $ 95,013   $537,181     $546,352


There have been no material changes in the Corporation's annual net maturity levels of interest-earning assets and interest-bearing obligations as well as the net fair value of those assets and liabilities from December 31, 2000 to December 31, 2001.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of variables, including: the growth, composition and levels of loans, deposits, and other earning assets and interest-bearing obligations, and economic and competitive conditions; potential changes in lending, investing and deposit strategies; customer preferences; and other factors.


ITEM 8: FINANCIAL STATEMENTS

Incorporated by reference to the Registrant's Consolidated Financial Statements for the years ended December 31, 2001, 2000 and 1999 in the Corporation's 2001 Annual Report to Shareholders.


ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

None.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The information set forth under the caption "Election of Directors" of the Registrant's definitive Proxy Statement dated March 12, 2002, is hereby incorporated by reference.

The following are the executive officers of the Corporation. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

Name                             Age           Position
----                             ---           --------
Ronald G. Ford                   54            Chairman and Chief Executive Officer
Sherry L. Littlejohn             42            President and Chief Operating Officer
Gary W. Klein                    53            Executive Vice President and Chief Financial Officer


ITEM 11: EXECUTIVE COMPENSATION

Information relating to compensation of the Registrant's executive officers and directors is contained under the captions "Remuneration of Directors" and "Executive Compensation," in the Registrant's definitive Proxy Statement dated March 12, 2002, and is incorporated herein by reference.


ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information relating to security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Common Stock" in the Registrant's definitive Proxy Statement dated March 12, 2002, and is incorporated herein by reference.


ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is contained under the caption "Indebtedness of and Transactions With Management" in the Registrant's definitive Proxy Statement dated March 12, 2002, and is incorporated herein by reference.

                                     PART IV

ITEM 14 - EXHIBITS, FINANCIAL STATEMENTS, SCHEDULES, AND REPORTS ON FORM 8-K

     (a)  Financial Statements.

     1.   The following documents are filed as part of Item 8 of this report:

          Independent Auditor's Report
          Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Income for the years ended December 31,
           2001, 2000, and 1999
          Consolidated Statements of Changes in Shareholders' Equity for the
           years ended December 31, 2001, 2000, and 1999
          Consolidated Statements of Cash Flows for the years ended December 31,
           2001, 2000, and 1999
          Notes to Consolidated Financial Statements

     2. Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

     3.   The following exhibits are filed as part of this report:

Reference is made to the exhibit index that follows the signature page of this report.

The Registrant will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Registrant without charge upon written request of Gary Klein, 1011 Noteware Drive, Traverse City, Michigan 49688.

     (b)  Reports on Form 8-K

During the fourth quarter of 2001, the Registrant did not filed a Current Report on Form 8-K.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 25, 2002.



NORTH COUNTRY FINANCIAL CORPORATION


/s/ Ronald G. Ford
------------------------------------
Ronald G. Ford
Chairman and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 25, 2002, by the following persons on behalf of the Registrant and in the capacities indicated. Each director of the Registrant, whose signature appears below, hereby appoints Ronald G. Ford, Sherry L. Littlejohn and Michael C. Henricksen, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Registrant, and to file with the Commission any and all Amendments to this Report on Form 10-K.

                 Signature
/s/ Ronald G. Ford
--------------------------------------------
Ronald G. Ford - Director, Chairman
and Chief Executive Officer
(Principal Executive Officer)

/s/ Sherry L. Littlejohn                                  /s/ Wesley W. Hoffman
--------------------------------------------              ---------------------------------------
Sherry L. Littlejohn - President,                         Wesley W. Hoffman - Director
Chief Operating Officer and Treasurer

/s/ Gary W. Klein                                         /s/ John D. Lindroth
--------------------------------------------              ---------------------------------------
Gary W. Klein - Chief Financial Officer                   John D. Lindroth - Director
(Principal Financial and Accounting Officer)

/s/ Dennis Bittner
--------------------------------------------              ---------------------------------------
Dennis Bittner - Director                                 Steve Madigan - Director


--------------------------------------------              ---------------------------------------
Bernard A. Bouschor - Director                            John P. Miller - Director

/s/ Stanley J. Gerou II                                   /s/ Spencer Shunk
--------------------------------------------              ---------------------------------------
Stanley J. Gerou II - Director                            Spencer Shunk - Director


--------------------------------------------              ---------------------------------------
Michael C. Henricksen - Director                          Glen Tolksdorf - Director

                                  EXHIBIT INDEX

Number            Exhibit
------            -------
3.1            Articles of Incorporation, as amended, incorporated herein by reference to exhibit 3.1 of the Registrant's Quarterly Report on
               Form 10-Q for the quarter ended September 30, 1999.

3.2            Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

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

10.7 Amended and Restated Employment Agreement dated December 21, 2001 between the Registrant and Ronald G. Ford.

10.8           Consulting Agreement dated September 15, 1999 between the
               Registrant and Ronald G. Ford, incorporated herein by reference to exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.9 Amended and Restated Consulting Agreement dated December 21, 2001 between the Registrant and Ronald G. Ford.

10.10          Employment Agreement dated September 30, 2000 between the
               Registrant and Sherry L. Littlejohn, incorporated herein by reference to exhibit 10 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.11          North Country Financial Corporation Supplemental Executive
               Retirement Plan, incorporated herein by reference to exhibit 10.6 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

13 2001 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21             Subsidiaries of the Registrant.

23             Consent of Independent Public Accountants.