Form 10-Q
period 2002-03-31
NORTH COUNTRY FINANCIAL CORP
filed 2002-05-13
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from       to

                         Commission file number: 0-20167

                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

              MICHIGAN                                38-2062816
   (State or other jurisdiction of        (I.R.S. Employer Identification No.)
    incorporation or organization)

1011 NOTEWARE  DRIVE, TRAVERSE CITY, MI                 49686
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code:  (231) 933-6045


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes   X       No


As of April 30, 2002, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                    March 31, 2002 (Unaudited) and December 31, 2001.................................        1

                  Condensed Consolidated Statements of Income -- Three
                    Months Ended March 31, 2002 (Unaudited) and
                    March 31, 2001 (Unaudited).......................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity -- Three Months Ended March 31, 2002
                    (Unaudited) and March 31, 2001 (Unaudited).......................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2002 (Unaudited) and
                    March 31, 2001 (Unaudited).......................................................      4-5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-8


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................     9-13


PART II.      OTHER INFORMATION


     Item 6.      Exhibits and Reports on Form 8-K...................................................       14

     SIGNATURES   ...................................................................................       15




                      NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                                          March 31,    December 31,
                                                                                            2002           2001
                                                                                            ----           ----
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    18,285     $    25,163
     Federal funds sold                                                                       9,484          11,584
                                                                                        -----------     -----------
         Total cash and cash equivalents                                                     27,769          36,747

     Interest-bearing deposits in other financial institutions                                  640             634
     Securities available for sale                                                           62,859          61,885
     Federal Home Loan Bank stock                                                             4,375           4,375

     Total loans                                                                            497,489         504,412
         Allowance for loan losses                                                           (9,812)        (10,444)
                                                                                        ------------    -----------
     Net loans                                                                              487,677         493,968

     Premises and equipment                                                                  18,522          18,637
     Other assets                                                                            21,549          20,383
                                                                                        -----------     -----------

         Total assets                                                                   $   623,391     $   636,629
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits
         Noninterest-bearing                                                            $    40,346     $    46,342
         Interest-bearing                                                                   429,866         436,182
                                                                                        -----------     -----------
              Total deposits                                                                470,212         482,524

     Borrowings                                                                              88,549          88,549
     Accrued expenses and other liabilities                                                   4,564           5,217
                                                                                        -----------     -----------
         Total liabilities                                                                  563,325         576,290
                                                                                        -----------     -----------

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450          12,450
                                                                                        -----------     -----------

Shareholders' equity
     Preferred stock, no par value, 500,000 shares authorized, no shares outstanding Common stock, no par value, 18,000,000 shares authorized,
       7,019,152 issued and outstanding at
       March 31, 2002 and December 31, 2001                                                  16,175          16,175
     Retained earnings                                                                       31,855          31,554
     Accumulated other comprehensive income                                                    (414)            160
                                                                                        ------------    -----------
         Total shareholders' equity                                                          47,616          47,889
                                                                                        -----------     -----------

         Total liabilities and shareholders' equity                                     $   623,391     $   636,629
                                                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.
                                                                              1.

                      NORTH COUNTRY FINANCIAL CORPORATION
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                                                            Three Months ended
                                                                                        ---------March 31,---------
                                                                                            2002           2001
                                                                                            ----           ----
Interest income
     Interest and fees on loans
         Taxable                                                                        $     8,109     $    11,391
         Tax-exempt                                                                             556             923
     Interest on securities
         Taxable                                                                                959           1,299
         Tax-exempt                                                                              68             120
     Other interest income                                                                       49             171
                                                                                        -----------     -----------
         Total interest income                                                                9,741          13,904
                                                                                        -----------     -----------

Interest expense
     Deposits                                                                                 3,265           6,441
     Borrowings                                                                               1,262           1,104
     Subordinated debentures                                                                    139             266
                                                                                        -----------     -----------

         Total interest expense                                                               4,666           7,811
                                                                                        -----------     -----------

NET INTEREST INCOME                                                                           5,075           6,093
Provision for loan losses                                                                        50             800
                                                                                        -----------     -----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                                           5,025           5,293
                                                                                        -----------     -----------

Other income
     Service fees                                                                               401             456
     Gain on sales of securities                                                                 66             455
     Other loan and lease income                                                                263           1,599
     Other operating income                                                                     266             (24)
                                                                                        -----------     -----------

         Total other income                                                                     996           2,486
                                                                                        -----------     -----------

Other expenses
     Salaries, commissions, and related benefits                                              2,000           3,128
     Occupancy and equipment                                                                    815             850
     Other                                                                                    1,996           1,995
                                                                                        -----------     -----------

         Total other expenses                                                                 4,811           5,973
                                                                                        -----------     -----------

INCOME BEFORE PROVISION FOR INCOME TAXES                                                      1,210           1,806
Provision for income taxes                                                                      207             220
                                                                                        -----------     -----------

NET INCOME                                                                              $     1,003     $     1,586
                                                                                        ===========     ===========

Basic earnings per common share                                                         $      0.14     $      0.23
                                                                                        ===========     ===========

Diluted earnings per common share                                                       $      0.14     $      0.23
                                                                                        ===========     ===========

Dividends declared per common share                                                     $      0.10     $      0.10
                                                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                            Three Months ended
                                                                                        ---------March 31,---------
                                                                                            2002            2001
                                                                                            ----            ----
Balance -- beginning of period                                                          $    47,889     $    44,617

Net income for period                                                                         1,003           1,586
Net unrealized  (loss) gain on securities
  available for sale                                                                           (574)            450
                                                                                        -----------     -----------
     Total comprehensive income                                                                 429           2,036

Dividends declared                                                                             (702)           (703)

Issuance of common stock                                                                          0             236

Common stock retired                                                                              0              (3)
                                                                                        -----------     -----------
Balance -- end of period                                                                $    47,616     $    46,183
                                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                            Three Months ended
                                                                                        ---------March 31,---------
                                                                                            2002            2001
                                                                                            ----            ----
CASH FLOWS FROM OPERATING ACTIVITIES
     Net income                                                                         $     1,003     $     1,586
     Adjustments to reconcile net income to
       net cash provided by (used in) operating activities
         Depreciation and amortization                                                          457             614
         Provision for loan losses                                                               50             800
         Gain on sales of securities                                                            (66)           (455)
         Loss on sale of premises and equipment                                                   1              29
         Change in other assets                                                              (1,166)           (596)
         Change in other liabilities                                                           (358)            678
                                                                                        -----------     -----------
              Net cash provided by (used in) operating activities                               (79)          2,656
                                                                                        -----------     -----------

CASH FLOWS FROM INVESTING ACTIVITIES
     Net increase in interest-bearing deposits in other financial institutions                   (6)              0
     Purchase of securities available for sale                                              (16,061)        (34,167)
     Proceeds from sales of securities available for sale                                    11,949          28,356
     Proceeds from maturities, calls or paydowns of securities available for sale             2,256           7,721
     Net decrease in loans                                                                    6,241           5,291
     Purchase of premises and equipment                                                        (295)           (312)
     Proceeds from sale of premises and equipment                                                31               0
                                                                                        -----------     -----------
         Net cash provided by investing activities                                            4,115           6,889
                                                                                        -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES
     Net decrease in deposits                                                               (12,312)        (19,521)
     Net decrease in federal funds purchased                                                      0          (1,800)
     Proceeds from borrowings                                                                     0          20,000
     Proceeds from issuance of common stock                                                       0             236
     Retirement of common stock                                                                   0              (3)
     Payment of cash dividends                                                                 (702)           (703)
                                                                                        -----------     -----------
         Net cash used in financing activities                                              (13,014)         (1,791)
                                                                                        -----------     -----------

Net change in cash and cash equivalents                                                      (8,978)          7,754

Cash and cash equivalents at beginning of period                                             36,747          20,829
                                                                                        -----------     -----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD                                              $    27,769     $    28,583
                                                                                        ===========     ===========

     See accompanying notes to condensed consolidated financial statements.
                                                                            4.

                      NORTH COUNTRY FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Three Months ended
                                                                                        ---------March 31,---------
                                                                                            2002            2001
                                                                                            ----            ----
Supplemental disclosures of cash flow information

     Cash paid for:
         Interest                                                                       $     4,617     $     7,054
         Income taxes                                                                            40              50

     Transfers of foreclosures from loans to other real estate                                  560             761



     See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the Registrant) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.   ACCOUNTING CHANGE

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations" and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principal Board (APB) Opinion No. 16, "Business Combinations", and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002 did not have a material impact on the consolidated financial statements as of the date of adoption.


3.   EARNINGS PER SHARE

     The factors used in the earnings per share computation follow.

         (In thousands, except per share data)

                                                                                                  Three Months
                                                                                                 Ended March 31,
                                                                                               2002         2001
                                                                                               ----         ----
       Basic earnings per common share:
         Net income                                                                          $  1,003     $   1,586
         Weighted average common shares outstanding                                             7,019         7,012
                                                                                             --------     ---------
           Basic earnings per common share                                                   $   0.14     $    0.23
                                                                                             ========     =========
       Diluted earnings per common share:
         Net income                                                                          $  1,003     $   1,586

         Weighted average common shares outstanding
           for basic earnings per common share                                                  7,019         7,012
         Add:  Dilutive effect of assumed exercises
           of stock options                                                                         2             2
         Add:  Dilutive effect of directors' deferred stock
           Compensation                                                                             1             1
                                                                                             --------     ---------
           Average shares and dilutive potential common shares                                  7,022         7,015
                                                                                             --------     ---------
              Diluted earnings per common share                                              $   0.14     $    0.23
                                                                                             ========     =========


                      NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2002 and December 31, 2001 are as follows (in thousands):


                                            ----------March 31, 2002---------     --------December 31, 2001--------
                                                Amortized          Estimated         Amortized          Estimated
                                                  Cost            Fair Value           Cost            Fair Value
                                            ---------------    --------------     --------------    ---------------
       U.S. Treasury securities and
         obligations of U.S. Government
         agencies and corporations          $         3,401    $        2,978     $        3,350    $         3,128
       Obligations of states and political
         subdivisions                                 5,233             5,361              5,288              5,418
       Corporate securities                           8,225             8,454              8,063              8,571
       Mortgage-related securities                   46,626            46,066             44,941             44,768
                                            ---------------    --------------     --------------    ---------------

         Total investment securities
           available for sale               $        63,485    $       62,859     $       61,642    $        61,885
                                            ===============    ==============     ==============    ===============


5.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the three months ended March 31, 2002 and 2001, are summarized as follows (in thousands):

                                                                                        March 31,       March 31,
                                                                                          2002            2001
                                                                                          ----            ----
       Balance at beginning of period                                                 $    10,444       $     9,454
       Charge-offs                                                                           (746)           (1,108)
       Recoveries                                                                              64                71
       Provision for loan losses                                                               50               800
                                                                                      -----------       -----------

                                                                                      $     9,812       $     9,217
                                                                                      ===========       ===========

     Information regarding impaired loans follows (in thousands):

                                                                                        As of and         As of and
                                                                                      for the three     for the year
                                                                                      months ended         ended
                                                                                        March 31,       December 31,
                                                                                          2002              2001
                                                                                          ----              ----
       Average investment in impaired loans                                           $    24,243       $    23,154
       Balance of impaired loans                                                           22,962            25,524




                      NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



6.   BORROWINGS

     Borrowings consist of the following at March 31, 2002 and December 31, 2001 (in thousands):

                                                                                          March 31,     December 31,
                                                                                            2002           2001
                                                                                            ----           ----
       Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
         maturities from less than one year to ten years                                $    86,867     $    86,867

       Farmers Home Administration, $2,000,000 fixed rate note
         payable maturing August 24, 2024, interest payable at 1%                             1,682           1,682
                                                                                        -----------     -----------

                                                                                        $    88,549     $    88,549
                                                                                        ===========     ===========

     The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans, U.S. Government and agency securities, and Federal Home Loan Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2002. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.


7.   CURRENT EVENTS

     Mr. Ronald Ford, Chairman and Chief Executive Officer of North Country Financial Corporation, announced his intention to retire on April 30, 2002. Immediate and prior to the Annual Shareholders Meeting held on April 16, 2002, the Board of Directors elected Ms. Sherry Littlejohn, current President and Chief Operating Officer as the new Chief Executive Officer. Mr. Ford will continue as the Chairman of the Board for the Corporation

                      NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its wholly-owned subsidiaries through the first quarter of 2002. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.


FORWARD-LOOKING STATEMENTS:

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project" or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements, include, but are not limited to:

         - General economic conditions, either nationally or the state in which the Corporation does business;
         - Legislation or regulatory changes which adversely affect the business in which the Corporation is engaged;
         - Changes in the interest rate environment which increase or decrease interest rate margins;
         - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;
         - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;
         -       Changes in consumer spending, borrowing and saving habits;
         -       Technological changes;
         - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;
         - The Corporation's ability to increase market share and control expenses;
         - The effect of compliance with legislation or regulatory changes;
         -       The effect of changes in accounting policies and practices;
         - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and
         - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 2, as well as those discussed elsewhere in the Report.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.

                    NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



FINANCIAL HIGHLIGHTS:

Year-to-date consolidated net income was $1 million through March 31, 2002 compared to $1.6 million for the same period in 2001. Diluted earnings per share were $0.14 for the three months ended March 31, 2002 compared to $0.23 for the same period in 2001. The provision for loss losses decreased on a year-to-date basis from $800,000 for the three months ended March 31, 2001 to $50,000 for the three months ended March 31, 2002. The loan portfolio experienced a nominal decline during the first quarter of 2002, decreasing $6.9 million from December 31, 2001 to March 31, 2002. Deposits have decreased $12.3 million since December 31, 2001 while borrowings have remained unchanged during that same time period.



FINANCIAL CONDITION:

Cash and Cash Equivalents: Cash and cash equivalents decreased $9 million or 24.4% through the first quarter of 2002. The decrease was attributed to decreases in cash and due from banks of $6.9 million and federal funds sold of $2.1 million at March 31, 2002 compared to cash and due from bank of $25.1 million and fed funds sold of $11.6 million at December 31, 2001. Cash and cash equivalents decreased primarily as a result of the decrease in deposits. Excess monies are invested in federal funds until opportunities in the Bank's loan and investment portfolios arise.

Investment Securities: Available for sale securities remained relatively stable from December 31, 2001 to March 31, 2002 with the balance on March 31, 2002 totaling $62.9 million. Investment securities are maintained at a level in which interest rate risk is managed through diversification of the balance sheet.

Loans: Through the first quarter of 2002, loan balances decreased by $6.9 million or 1.3%. The loan to deposit ratio increased from 102.4 to 103.7 from December 31, 2001 to March 31, 2002. The decrease in the loan level can be attributed to the overall economic conditions and the seasonality issues experienced in the Registrant's market area, and management's efforts to reduce nonperforming loans. Management anticipates loan growth to resume in the second quarter of 2002. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage the loan portfolio, accordingly, management intends to continue to maintain loans at a high level while maintaining adequate liquidity. As shown in the table below, the overall loan mix remains relatively constant with a decline in 1-4 family residential real estate loans and a slight decline in commercial real estate loans from December 31, 2001 to March 31, 2002
..

                    NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Following is a summary of the loan mix at March 31, 2002 and December 31, 2001 (in thousands):

                                                         March 31,       % of          December 31,      % of
                                                           2002          Total             2001          Total
                                                           ----          -----             ----          -----
     Loans:
     Commercial real estate                            $     74,311        14.9%      $     77,892        15.4%
     Commercial, financial, and agricultural                241,402        48.5            236,961        47.0
     Leases:
         Commercial                                          48,643         9.8             45,195         9.0
         Governmental                                        34,219         6.9             37,247         7.4
     1-4 family residential real estate                      87,027        17.5             93,574        18.6
     Consumer                                                 8,979         1.8              9,516         1.9
     Construction                                             2,908         0.6              4,027         0.8
                                                       ------------     -------       ------------     -------

                                                       $    497,489       100.0%      $    504,412       100.0%
                                                       ============     =======       ============     =======


Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. At March 31, 2002 and December 31, 2001, the allowance for loan losses was equal to 2% of total loans outstanding.

Management analyzes the allowance for loan losses in detail on a quarterly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding were 0.14% and 0.19% for the three months ended March 31, 2002 and 2001, respectively. Net charge-offs for the quarter ended March 31, 2002 decreased $355,000 from the same period in 2001. The provision for loan losses was $50,000 for the quarter ended March 31, 2002 compared to $800,000 for the same period in 2001.

The table presented below shows the balance of non-performing loans -- which include nonaccrual loans and loans 90 or more days past due and still accruing -- as of March 31, 2002 and December 31, 2001 (in thousands):


                                                                                        March 31,     December 31,
                                                                                          2002            2001
                                                                                          ----            ----
     Nonaccrual loans                                                                 $     3,714       $     4,015
     Loans 90 days or more past due and still accruing                                      4,393             6,101

Nonaccrual loans have deceased $301,000 from December 31, 2001 to March 31, 2002 and loans 90 days or more past due and still accruing have decreased by $1.7 million during that same time period. The decrease in the nonaccrual loans from December 31, 2001 to March 31, 2002 is directly related to the transfer of one commercial loan, for $310,000, from loans 90 days past due and still accruing to the nonaccrual category, net payment of $51,000 on two residential loans, and the transfer of approximately $560,000 in residential loans from nonaccrual loans to the real estate owned category. The decrease in loans 90 days or more past due and still accruing is attributed to primarily to a $2 million commercial loan, which was brought current during the quarter. Management continues to monitor the situation on the non-performing loans and has taken various actions to reduce the level of non-performing loans. Non-performing loans to total gross loans were 1.6% and 2.1% at March 31, 2002 and December 31, 2001, respectively.

                    NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS


Deposits: Total deposits through the first quarter have decreased $12.3 million or 2.5%. The decrease consisted of both noninterest-bearing and interest-bearing deposit balances generated through the Bank's branch network. The decrease is attributable to lower interest rates paid for deposits, seasonality issues experienced in the Bank's market area, as well as overall economic conditions.

Borrowings: In addition to deposits, the Registrant uses alternative funding sources to provide funds for lending activities and to grow the Bank's investment portfolio as described above. At March 31, 2002, $86.9 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. Alternative sources of funding can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs.

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

Shareholder's Equity: Total shareholder's equity decreased $273,000 from December 31, 2001 to March 31, 2002. The decrease is comprised of net income of $1 million offset by net unrealized loss on securities of $574,000, and dividends declared of $702,000.


RESULTS OF OPERATIONS:

Net Interest Income: Net interest income, before provisions for loan loss, decreased by $1 million or 16.7% for the quarter ended March 31, 2002, compared to the same period in 2001. The decrease in net interest income is a result of decreased loan and deposit volume and declining interest rates during the past twelve months. The net interest margin, on a fully taxable equivalent basis, for the quarter ended March 31, 2002 was 3.77%, compared to 4.23% for the same period of 2001. The net interest margin has been impacted by the current economic conditions as well as the competitive nature of the Registrant's market. As interest rates decreased, the Registrant was not able to decrease its cost of funds rate at the same rate as its lending rates were decreasing; causing its margins to narrow. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Provision for Loan Losses: The allowance for loan losses is maintained at a level adequate to cover losses inherent in the portfolio. The Registrant records a provision for loan losses necessary to maintain the allowance at that level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $750,000 for the quarter ended March 31, 2002 compared to the same period in 2001. This is due primarily to decreases in net charge-offs, decreases in the overall loan portfolio, and decreases in non-performing loans as previously discussed.

                    NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS



Other Income: Other income decreased by $1.5 million for the quarter ended March 31, 2002 compared to the same period in 2001. This decrease was primarily due to a reduction of other loan and lease income of $1.3 million brought about by the closing of one of the Registrant's mortgage subsidiaries in August 2001 and decrease in loan demand. Other changes in other income between the two quarters includes a decrease of $389,000 in gain on sale of securities offset by an increase of $290,000 in other operating income for the quarter ended March 31, 2002 as compared to the quarter ended, March 31, 2001.


Other Expenses: Other expenses decreased $1.2 million for the quarter ended March 31, 2002 compared to the same period of 2001. Salaries, commissions, and related benefits decreased by $1.1 million during the first quarter of 2002 compared to the first quarter of 2001. This decrease is primarily due to reduced commission expense resulting from the closing of one of the Registrant's mortgage subsidiaries in August 2001. Occupancy expense and other expense remained relatively unchanged for the first quarter of 2002 compared to the same period in 2001.

Federal Income Tax: The provision for income taxes was 17.1% of pretax income for the quarter ended March 31, 2002 compared to a provision for income taxes of 12.2% for the quarter ended March 31, 2001. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. The effective tax rate has increased, as tax-exempt income has become a smaller percentage of total interest income.


INTEREST RATE RISK:

The Corporation's primary market risk exposure is interest rate risk which management actively manages. The Corporation has no market risk sensitive instruments held for trading purposes. In relatively low interest rate environments which have been experienced during the past several years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Commercial and real estate loans are written at variable rates or, if necessary, fixed rates for relatively short terms. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods.

As of March 31, 2002, the Registrant had a cumulative asset repricing gap position of $45.8 million within the one-year timeframe. This position suggests that the Registrant should benefit from a rise in interest rates in the next twelve months, however if rates fall, net income could decline. Management believes that it is properly positioned against significant changes in rates without severely altering operating results.

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

                                                                    Tier I          Tier I              Total
                                                                  Capital to      Capital to         Capital to
                                                                    Average      Risk Weighted      Risk Weighted
                                                                    Assets          Assets             Assets
                                                                    ------          ------             ------
     Regulatory minimum                                              4.0%             4.0%               8.0%

     The Registrant
         March 31, 2002                                              8.7%            11.1%              12.4%
         December 31, 2001                                           8.4%            11.1%              12.3%


The capital levels include adjustment for the Capital, or Trust Preferred, Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities that can be included in Tier I capital to 25% of total Tier I capital. As of March 31, 2002, all of the $12,450,000 of Capital Securities were available as Tier I capital of the Registrant. As previously noted, the Capital Securities will be used to support the Registrant's current capital position allowing for future growth.

                      NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      Exhibit

         10.1 Chairman Agreement dated April 12, 2002, between the Company and Ronald G. Ford.


(b) There were no reports filed on Form 8-K during the quarter ended March 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  NORTH COUNTRY FINANCIAL CORPORATION
                                  -----------------------------------
                                              (Registrant)



5/10/02                             /s/ Sherry L. Littlejohn
---------                           -------------------------------------
Date                                SHERRY L. LITTLEJOHN,
                                    PRESIDENT, CHIEF EXECUTIVE OFFICER



5/10/02                             /s/ Gary W. Klein
---------                           -----------------------------
Date                                GARY W. KLEIN,
                                    EVP/CHIEF ACCOUNTING OFFICER