Form 10-Q
period 2002-06-30
NORTH COUNTRY FINANCIAL CORP
filed 2002-08-14
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002
                                                 -------------

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

                           Yes   X    No
                              ------    ------


As of July 31, 2002, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    PAGE No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2002 (Unaudited) and December 31, 2001....................................        1

                  Condensed Consolidated Statements of Income - (Loss)
                    and Six Months Ended June 30, 2002 (Unaudited) and
                    June 30, 2001 (Unaudited)........................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Six Months Ended June 30, 2002
                    (Unaudited) and June 30, 2001 (Unaudited)........................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2002 (Unaudited) and
                    June 30, 2001 (Unaudited)........................................................      4-5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-8


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................     9-13


PART II.      OTHER INFORMATION


     Item 4.  Submission of Matters to a Vote of Security Holders....................................       14


     Item 6.  Exhibits and Reports on Form 8-K.......................................................       14

     SIGNATURES   ...................................................................................       15


                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)


                                                                               June 30,    December 31,
                                                                                 2002         2001
                                                                                 ----         ----
                                                                               (Unaudited)
ASSETS
     Cash and due from banks                                                   $  21,975    $  25,163
     Federal funds sold                                                           11,859       11,584
                                                                               ---------    ---------
         Cash and cash equivalents                                                33,834       36,747

     Interest-bearing deposits in other financial institutions                         0          634

     Securities available for sale                                                60,126       61,885
     Federal Home Loan Bank stock                                                  4,375        4,375

     Total loans                                                                 493,692      504,412
         Allowance for loan losses                                               (13,578)     (10,444)
                                                                               ---------    ---------
     Net loans                                                                   480,114      493,968
     Premises and equipment                                                       18,174       18,637
     Other assets                                                                 23,191       20,383
                                                                               ---------    ---------

         Total assets                                                          $ 619,814    $ 636,629
                                                                               =========    =========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Non-interest-bearing                                                  $  42,138    $  46,342
         Interest-bearing                                                        425,307      436,182
                                                                               ---------    ---------
              Total deposits                                                     467,445      482,524
     Borrowings                                                                   88,236       88,549
     Accrued expenses and other liabilities                                        5,250        5,217
                                                                               ---------    ---------
         Total liabilities                                                       560,931      576,290
                                                                               ---------    ---------

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                    12,450       12,450
                                                                               ---------    ---------

     Shareholders' equity:
         Preferred stock, no par value, 500,000 shares authorized, no shares outstanding
         Common stock, no par value, 18,000,000 shares authorized,
         7,019,152 shares issued and outstanding                                  16,175       16,175
         Retained earnings                                                        29,695       31,554
         Accumulated other comprehensive income                                      563          160
                                                                               ---------    ---------
              Total shareholders' equity                                          46,433       47,889
                                                                               ---------    ---------

         Total liabilities and shareholders' equity                            $ 619,814    $ 636,629
                                                                               =========    =========


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


                                                       Three Months Ended       Six Months Ended
                                                        ----June 30,----        ----June 30,----
                                                        2002        2001        2002        2001
                                                        ----        ----        ----        ----
Interest income:
     Interest and fees on loans:
         Taxable                                      $  7,999    $ 10,805    $ 16,069    $ 22,154
         Tax-exempt                                        618         974       1,174       1,897
     Interest on securities:
         Taxable                                           970       1,205       1,929       2,504
         Tax-exempt                                         64          68         132         188
     Other interest income                                  29         126          78         297
                                                      --------    --------    --------    --------
         Total interest income                           9,680      13,178      19,382      27,040
                                                      --------    --------    --------    --------

Interest expense:
     Deposits                                            3,156       5,720       6,421      12,161
     Borrowings                                          1,286       1,241       2,548       2,345
     Subordinated debentures                               137         215         276         481
                                                      --------    --------    --------    --------
         Total interest expense                          4,579       7,176       9,245      14,987
                                                      --------    --------    --------    --------

Net interest income                                      5,101       6,002      10,137      12,053
Provision for loan losses                                4,000         275       4,050       1,075
                                                      --------    --------    --------    --------
Net interest income after provision for loan losses      1,101       5,727       6,087      10,978
                                                      --------    --------    --------    --------

Other income:
     Service fees                                          468         477         869         933
     Gain on sale of securities                            356          58         422         513
     Other loan and lease income                           377       2,431         640       4,030
     Other                                                 383         (19)        688          (1)
                                                      --------    --------    --------    --------
         Total other income                              1,584       2,947       2,619       5,475
                                                      --------    --------    --------    --------

Other expenses:
     Salaries, commissions, and related benefits         1,882       3,900       3,882       7,028
     Occupancy and equipment                               726         847       1,541       1,697
     Other                                               2,206       2,080       4,202       4,075
                                                      --------    --------    --------    --------
         Total other expenses                            4,814       6,827       9,625      12,800
                                                      --------    --------    --------    --------

Income (loss) before provision (credit) for
  income taxes                                          (2,129)      1,847        (919)      3,653
Provision (credit) for income taxes                     (1,022)        219        (815)        439
                                                      --------    --------    --------    --------
Net income (loss)                                     $ (1,107)   $  1,628    $   (104)   $  3,214
                                                      ========    ========    ========    ========

Earnings (loss) per common share:
     Basic                                            $  (0.15)   $   0.23    $  (0.01)   $   0.46
                                                      ========    ========    ========    ========
     Diluted                                          $  (0.15)   $   0.23    $  (0.01)   $   0.46
                                                      ========    ========    ========    ========

Dividends declared per common share                   $   0.15    $   0.10    $   0.25    $   0.20
                                                      ========    ========    ========    ========



     See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)


                                             Three Months Ended      Six Months Ended
                                              ----June 30,----       ----June 30,----
                                              2002        2001       2002        2001
                                              ----        ----       ----        ----
Balance, beginning of period               $ 47,616    $ 46,183    $ 47,889    $ 44,617

Net income (loss) for period                 (1,107)      1,628        (104)      3,214
Net unrealized gain (loss) on securities
  available for sale                            977      (1,200)        403        (750)
                                           --------    --------    --------    --------
     Total comprehensive income (loss)         (130)        428         299       2,464

Dividends declared                           (1,053)       (702)     (1,755)     (1,405)
Issuance of common stock                          0           3           0         239
Common stock retired                              0           0           0          (3)
                                           --------    --------    --------    --------

Balance, end of period                     $ 46,433    $ 45,912    $ 46,433    $ 45,912
                                           ========    ========    ========    ========




     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


                                                                                                  Six Months Ended
                                                                                                  ----June 30,----
                                                                                                  2002        2001
                                                                                                  ----        ----
Increase (decrease) in cash and cash equivalents:
     Cash flows from operating activities:
         Net income (loss)                                                                      $   (104)   $  3,214
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
              Provision for loan losses                                                            4,050       1,075
              Depreciation and amortization                                                          917       1,182
              Gain on sales of securities                                                           (422)       (513)
              Loss on sale of premises, equipment, and other real estate                             139          25
              Change in other assets                                                               1,350         (10)
              Change in other liabilities                                                           (526)       (863)
                                                                                                --------    --------
     Net cash provided by operating activities                                                     5,404       4,110
                                                                                                --------    --------

     Cash flows from investing activities:
         Net (increase) decrease in interest-bearing deposits in other financial institutions        634        (662)
         Purchase of securities available for sale                                               (48,158)    (35,057)
         Proceeds from sales of securities available for sale                                     46,548      33,629
         Proceeds from maturities of securities available for sale                                 4,408      12,971
         Net decrease in loans                                                                     4,373       9,031
         Capital expenditures                                                                       (335)     (1,959)
         Proceeds from sale of premises, equipment, and other real estate                          1,009         177
                                                                                                --------    --------
     Net cash provided by investing activities                                                     8,479      18,130
                                                                                                --------    --------

     Cash flows from financing activities:
         Net decrease in deposits                                                                (15,079)    (17,051)
         Net decrease in federal funds purchased                                                       0      (1,800)
         Proceeds from borrowings                                                                      0      20,000
         Principal payments on borrowings                                                           (313)       (298)
         Proceeds from issuance of common stock                                                        0         239
         Retirement of common stock                                                                    0          (3)
         Dividends paid                                                                           (1,404)     (1,405)
                                                                                                --------    --------
     Net cash used in financing activities                                                       (16,796)       (318)
                                                                                                --------    --------

Net increase (decrease) in cash and cash equivalents                                              (2,913)     21,922
Cash and cash equivalents at beginning of period                                                  36,747      20,829
                                                                                                --------    --------

Cash and cash equivalents at end of period                                                      $ 33,834    $ 42,751
                                                                                                ========    ========

                       NORTH COUNTRY FINANCIAL CORPORATION

                             (Dollars in thousands)
                                   (Unaudited)


                                                                   Six Months Ended
                                                                   ----June 30,---
                                                                   2002       2001
                                                                   ----       ----
Supplemental cash flow information:
  Cash paid for:
    Interest                                                      $ 9,541   $15,448
    Income taxes                                                      550       805

  Noncash investing activities - Transfers of foreclosures from
    loans to other real estate                                      5,431     1,255







See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Registrant") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.   CHANGE IN ACCOUNTING

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements as of the date of adoption.

3.   EARNINGS (LOSS) PER SHARE

     The factors used in the earnings (loss) per common share computation follow.

                                                             Three Months          Six Months
                                                            Ended June 30,       Ended June 30,
                                                            2002      2001       2002      2001
                                                            ----      ----       ----      ----
                                                           (In thousands, except per share data)
Basic earnings (loss) per common share:
  Net income (loss)                                       $(1,107)   $ 1,628   $  (104)   $ 3,214
                                                          =======    =======   =======    =======
  Weighted average common shares outstanding                7,019      7,012     7,019      7,021
                                                          =======    =======   =======    =======

    Basic earnings (loss) per common share                $ (0.15)   $  0.23   $ (0.01)   $  0.46
                                                          =======    =======   =======    =======
Diluted earnings (loss) per common share:
  Net income (loss)                                       $(1,107)   $ 1,628   $  (104)   $ 3,214
                                                          =======    =======   =======    =======

  Weighted average common shares outstanding
    for basic earnings (loss) per common share              7,019      7,012     7,019      7,012
  Add:  Dilutive effect of assumed exercise
    of stock options                                            3          2         3          2
  Add:  Dilutive effect of directors' deferred stock
    compensation                                                0          1         0          1
                                                          -------    -------   -------    -------
    Average shares and dilutive potential common shares     7,022      7,015     7,022      7,015
                                                          =======    =======   =======    =======

       Diluted earnings (loss) per common share           $ (0.15)   $  0.23   $ (0.01)   $  0.46
                                                          =======    =======   =======    =======

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2002 and December 31, 2001, are as follows (in thousands):

                                            -----------June 30, 2002---------     --------December 31, 2001--------
                                                Amortized         Estimated         Amortized          Estimated
                                                  Cost           Fair Value           Cost            Fair Value
                                                  ----           ----------           ----            ----------
       U.S. Treasury securities and
         obligations of U.S. government
         agencies and corporations          $         3,454    $        3,450     $        3,350    $         3,128
       Obligations of states and political
         subdivisions                                 5,232             5,555              5,288              5,418
       Corporate securities                           7,590             7,596              8,063              8,571
       Mortgage-related securities                   42,997            43,525             44,941             44,768
                                            ---------------    --------------     --------------    ---------------
         Total investment securities
           available for sale               $        59,273    $       60,126     $       61,642    $        61,885
                                            ===============    ==============     ==============    ===============

5.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the six months ended June 30, 2002 and 2001, is summarized as follows (in thousands):


                                 June 30,    June 30,
                                   2002        2001
                                   ----        ----
Balance at beginning of period   $ 10,444    $  9,454
Charge-offs                        (1,115)     (1,774)
Recoveries                            199         642
Provision for loan losses           4,050       1,075
                                 --------    --------

Balance at end of period         $ 13,578    $  9,397
                                 ========    ========

     Information regarding impaired loans follows (in thousands):

                                       As of and       As of and
                                      for the Six    for the Year
                                     Months Ended        Ended
                                       June 30,       December 31,
                                         2002            2001
                                         ----            ----
Average investment in impaired loans    $25,798        $23,154
Balance of impaired loans                28,907         25,524


                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)



6.   BORROWINGS

     Borrowings consist of the following at June 30, 2002 and December 31, 2001 (in thousands):

                                                                           June 30,  December 31,
                                                                             2002       2001
                                                                             ----       ----
Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
  maturities from less than one year to ten years                           $86,554    $86,867

Farmers Home Administration, $2,000,000 fixed rate note payable,
  maturing August 24, 2024, interest payable at 1%                            1,682      1,682
                                                                            -------    -------

                                                                            $88,236    $88,549
                                                                            =======    =======

     The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Registrant's residential mortgage loans, U.S. government and agency securities, and Federal Home Loan Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2002. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS



The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Registrant and its subsidiaries through the second quarter of 2002. The discussion should be read in conjunction with those statements and their accompanying notes.

The Registrant is not aware of any market or institutional trends, events, or circumstances that will have or are reasonably likely to have a material effect on liquidity, capital resources, or results of operations except as discussed herein. Also, the Registrant is not aware of any current recommendations by regulatory authorities which will have such effect if implemented.

FORWARD-LOOKING STATEMENTS:

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Registrant intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies and expectations of the Registrant, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Registrant's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:
         - General economic conditions, either nationally or the state in which the Corporation does business;
         - Legislation or regulatory changes which affect the business in which the Corporation is engaged;
         - Changes in the interest rate environment which increase or decrease interest rate margins;
         - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;
         - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;
         -        Changes in consumer spending, borrowing, and saving habits;
         -        Technological changes;
         - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;
         - The Corporation's ability to increase market share and control expenses;
         - The effect of compliance with legislation or regulatory changes;
         -        The effect of changes in accounting policies and practices;
         - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and
         - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 2, as well as those discussed elsewhere in the Report.
These risks and uncertainties should be considered in evaluating forward-looking statements and undue reliance should not be placed on such statements. Further information concerning the Registrant and its business, including additional factors that could materially affect the Registrant's financial results, is included in the Registrant's filings with the Securities and Exchange Commission.

FINANCIAL HIGHLIGHTS:

Year-to-date the consolidated the net loss was $104,000 through June 30, 2002 compared to net income of $3.21 million for the same period in 2001. Diluted loss per share was $0.01 for the six months ended June 30, 2002 compared to earnings of $0.46 for the same period in 2001. The provision for loan losses increased on a year-to-date basis from $1.08 million for the six months ended June 30, 2001 to $4.05 million for the six months ended June 30, 2002. Total assets declined $16.8 million from December 31, 2001 to June 30, 2002. The loan portfolio experienced declines through the second quarter of 2002, decreasing $10.7 million from December 31, 2001 to June 30, 2002. Deposits have decreased $15.1 million since December 31, 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


FINANCIAL CONDITION:

Cash and Cash Equivalents: Cash and cash equivalents decreased $2.9 million through the second quarter of 2002.

Investment Securities: Available-for-sale securities decreased $1.8 million, or 2.8%, from December 31, 2001 to June 30, 2002, with the balance on June 30, 2002 totaling $60.1 million. Investment securities are maintained at levels needed to manage interest rate risk and liquidity through diversification of the balance sheet.

Loans: Through the second quarter of 2002, loan balances decreased by $10.7 million or 2.1%. While a decrease in the loan level is not typical for the Registrant, this was a planned strategy to allow management's attention to be focused on nonperforming loan issues; considering the overall economic conditions and the seasonality issues experienced in the Registrant's market area, the first half of the year was identified as the most appropriate time to slow the growth. Management believes loans provide the most attractive earning asset yield available to the Registrant and that trained personnel and controls are in place to successfully manage the loan portfolio. As shown in the table below, the decrease in the loan portfolio between December 31, 2001 and June 30, 2002, resulted mainly from declines in commercial real estate and residential real estate loans.

Following is a summary of the loan mix at June 30, 2002 and December 31, 2001 (in thousands):

                                          June 30,      % of      December 31,   % of
                                            2002        Total         2001       Total
                                            ----        -----         ----       -----
Commercial real estate                    $ 73,216       14.8      $ 77,892       15.4
Commercial, financial, and agricultural    233,268       47.3       236,961       46.9
Leases:
    Commercial                              56,217       11.4        45,195        9.0
    Governmental                            37,062        7.5        37,247        7.4
1-4 family residential real estate          84,269       17.1        93,574       18.6
Consumer                                     7,543        1.5         9,516        1.9
Construction                                 2,117        0.4         4,027        0.8
                                          --------      -----      --------      -----
    Total loans                           $493,692      100.0      $504,412      100.0
                                          ========      =====      ========      =====



Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At June 30, 2002, the allowance for loan losses increased to 2.75% of total loans outstanding from 2.07% at December 31, 2001.

Management analyzes the allowance for loan losses in detail on a quarterly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding remained stable and were 0.19% and 0.21% for the six months ended June 30, 2002 and 2001, respectively. Net charge-offs for the six-month period ended June 30, 2002 were $916,000 compared to $1.1 million for the same period in 2001. The provision for loan losses was increased $3 million from $1 million for the six months ended June 30, 2001 to $4 million for the six months ended June 30, 2002.

The table presented below shows the balance of nonperforming loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - at June 30, 2002 and December 31, 2001 (in thousands):


                                                   June 30,  December 31,
                                                     2002       2001
                                                     ----       ----
Nonaccrual loans                                    $4,151     $4,015
Loans 90 days or more past due and still accruing    4,869      6,101

Ratio - Nonperforming loans to gross loans             1.8%       2.0%

                      NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The increase in the provision was deemed necessary due to the continued impact the national and Michigan economies have had on the Registrant's loan customers. Even though total nonperforming loans have decreased $1.1 million since December 31, 2001, management has determined that the level of risk associated with these nonperforming loans and the overall loan portfolio has increased. The slowdown in the economy has been particularly hard on the hotel and tourism industries which comprise 19.3% of the Registrant's loan portfolio. Additional allocations of the allowance to these customers was also a factor in the increase in the allowance.

Deposits: Total deposits through the second quarter have decreased $15.1 million, or 3.1%. The decrease consisted of both non-interest-bearing and interest-bearing deposit balances throughout the Bank's branch network. The Registrant experiences seasonal decreases in deposits normally during the first six months of the year, however, this decrease was also a result of management's decision to reduce the level of the loan portfolio, therefore, reducing the need for deposits.

Borrowings: In addition to deposits, the Registrant uses alternative funding sources to provide funds for lending activities and to support the Bank's investment portfolio. Alternative sources can be obtained at interest rates which are competitive with, or lower than, retail deposit rates and with minimal administrative costs. Borrowings have remained relatively stable from December 31, 2001 to June 30, 2002. At June 30, 2002, $86.5 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis.

Guaranteed Preferred Beneficial Interests in the Corporation's Subordinated
Debentures: In 1999, the Registrant completed a private offering of Capital, or Trust Preferred, securities in the amount of $12,450,000. Under regulatory guidelines, guaranteed preferred beneficial interests in the Corporation's subordinated debentures are eligible as regulatory capital, as defined subject to certain limitations.

Shareholders' Equity: Total shareholders' equity decreased $1.5 million from December 31, 2001 to June 30, 2002. The decrease is comprised of a net loss of $104,000, combined with dividends declared of $1.8 million, offset by an increase in the net unrealized gain on securities of $403,000.

RESULTS OF OPERATIONS:

Net Interest Income: Net interest income before provision for loan losses for the quarter ended June 30, 2002, decreased by $901,000, or 15%, compared to the same period one year ago. The decrease in loan and deposit volume during the past twelve months, combined with decreases in interest rates, have resulted in the decline in net interest income. Net interest income before provision for loan losses for the six months ended June 30, 2002, decreased by $1.9 million, or 15.9%, compared to the same period in 2001. For both periods, the total interest income and the yield on total earning assets are strongly influenced by lending activities.

Provision for Loan Losses: The Registrant records a provision for loan losses necessary to maintain the allowance at a level adequate to cover losses inherent in the portfolio after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses increased by $3.7 million and $3.0 million for the quarter ended and six-month period ended June 30, 2002, respectively. The provision for loan losses was increased during the current year in anticipation of potential charge-offs of certain loans that were included in nonperforming assets as of June 30, 2002.

                      NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

Other Income: Other income decreased by $1.4 million for the quarter ended June 30, 2002, compared to the quarter ended June 30, 2001. The decrease was primarily due to a reduction of $2.1 million in fee income generated by the Registrant's mortgage subsidiary for the quarter ended June 30, 2002. The mortgage subsidiary ceased operations during the third quarter of 2001. The decrease was partially offset by an increase of $400,000 in other operating income and an increase in gain on sale of securities of $300,000 between the two quarters.

Other income decreased by $2.9 million for the six months ended June 30, 2002, compared to the same period one year ago. The decrease was primarily due to a reduction of $3.4 million in fee income generated by the Registrant's mortgage subsidiary offset by an increase in other operating income of $698,000 for the six months ended June 30, 2002, compared to the same period last year.

Other Expenses: Other expenses decreased $2.0 million for the quarter ended June 30, 2002, compared to the same period of 2001. Salaries, commissions, and related benefits decreased by $2.0 million during the second quarter of 2002 compared to the second quarter of 2001. This decrease is mainly due to commission expense of $1.9 million paid by the mortgage subsidiary in 2001 which was not incurred in 2002 as described above.

Other expenses decreased $3.2 million for the six months ended June 30, 2002, compared to the same period of 2001. Salaries, commissions, and related benefits decreased by $3.1 million through the second quarter of 2002 compared to the same period in 2001. This decrease was due to commission expense of $3.2 million paid in 2001, as mentioned above.

Federal Income Tax: The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. In addition, prior to 2000, the corporation provided for additional taxes on open issues. These issues were resolved in 2001 with no negative tax impact. Therefore, the additional provisions for these issues were reversed in 2001 resulting in 2001 provision for income taxes below historical and current routes.

INTEREST RATE RISK:

The Corporation's primary market risk exposure is interest rate risk which management actively manages. The Corporation has no market risk sensitive instruments held for trading purposes. In relatively low interest rate environments which have been experienced during the past several years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short-term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Commercial and real estate loans are written at variable rates or, if necessary, fixed rates for relatively short terms. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods.

As of June 30, 2002, the Registrant had a cumulative asset repricing gap position of $93.8 million within the one-year time frame. This position suggests that if the market interest rates increase in the next twelve months, the Registrant has the potential to earn more net interest income. Conversely, if market interest rates decline in the next twelve months, the Registrant has the potential to earn less net interest income. Management believes that it is properly positioned against significant changes in rates without severely altering operating results.

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



                         Tier I       Tier I          Total
                       Capital to    Capital to     Capital to
                         Average   Risk-Weighted   Risk-Weighted
                         Assets       Assets          Assets
                         ------       ------          ------
Regulatory minimum        4.0%          4.0%           8.0%

The Registrant
    June 30, 2002         8.4%         10.8%          12.0%
    December 31, 2001     8.4%         11.1%          12.4%

The capital levels include adjustment for the Capital, or Trust Preferred, Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of June 30, 2002, all of the $12,450,000 of Capital Securities were available as Tier I capital of the Registrant.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant's shareholders was held on April 16, 2002. The purpose of the meeting was to elect directors, each for a three-year term.

The following directors were elected for terms expiring in 2005:

         Ronald G. Ford
         Michael C. Henricksen
         John P. Miller

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)      There are no exhibits filed as part of this report.

(b) Form 8-K announcing Ms. Sherry Littlejohn's election as CEO was filed during the quarter ended June 30, 2002.

                      NORTH COUNTRY FINANCIAL CORPORATION

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         NORTH COUNTRY FINANCIAL CORPORATION
                                         -----------------------------------
                                                     (Registrant)



 8/12/02                            /s/ Ronald G. Ford
---------                           -------------------------------------
Date                                RONALD G. FORD,
                                    CHAIRMAN



 8/12/02                            /s/ Sherry L. Littlejohn
---------                           ---------------------------------------
Date                                SHERRY L. LITTLEJOHN,
                                    CHIEF EXECUTIVE OFFICER AND TREASURER

                           CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of North Country Financial Corporation (the "Company") on Form 10-Q for the period ending June 30, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Sherry L. Littlejohn, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

                (1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

                (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/ Sherry L. Littlejohn
------------------------------
Sherry L. Littlejohn
Chief Executive Officer
August 14, 2002