Form 10-Q
period 2002-09-30
NORTH COUNTRY FINANCIAL CORP
filed 2002-11-15
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

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

                                    Yes    X       No
                                       ---------     ---------


Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes            No    X
                                       ---------     ---------


As of October 31, 2002, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2002 (Unaudited) and December 31, 2001...............................        1

                  Condensed Consolidated Statements of Income (Loss) - Three
                    and Nine Months Ended September 30, 2002 (Unaudited) and
                    September 30, 2001 (Unaudited)...................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Nine Months Ended September 30, 2002
                    (Unaudited) and September 30, 2001 (Unaudited)...................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2002 (Unaudited) and
                    September 30, 2001 (Unaudited)...................................................      4-5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-8


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................     9-14


     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       15


     Item 4.      Controls and Procedures............................................................       16


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       17


     Item 6.      Exhibits and Reports on Form 8-K...................................................       17


     SIGNATURE    ...................................................................................       18


     CERTIFICATION ..................................................................................       19

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

                                                                                        September 30,  December 31,
                                                                                            2002           2001
                                                                                            ----           ----
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    22,352     $    25,163
     Federal funds sold                                                                       3,509          11,584
                                                                                        -----------     -----------
         Cash and cash equivalents                                                           25,861          36,747

     Interest-bearing deposits in other financial institutions                                    0             634

     Securities available for sale                                                           85,331          61,885
     Federal Home Loan Bank stock                                                             4,375           4,375

     Total loans                                                                            463,899         504,412
         Allowance for loan losses                                                          (15,672)        (10,444)
                                                                                        -----------     -----------
     Net loans                                                                              448,227         493,968
     Premises and equipment                                                                  17,755          18,637
     Other assets                                                                            27,279          20,383
                                                                                        -----------     -----------

         Total assets                                                                   $   608,828     $   636,629
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Non-interest-bearing                                                           $    47,631     $    46,342
         Interest-bearing                                                                   415,686         436,182
                                                                                        -----------     -----------
              Total deposits                                                                463,317         482,524
     Borrowings                                                                              88,236          88,549
     Other liabilities                                                                        4,942           5,217
                                                                                        -----------     -----------
         Total liabilities                                                                  556,495         576,290
                                                                                        -----------     -----------

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450          12,450
                                                                                        -----------     -----------

     Shareholders' equity:
         Preferred stock, no par value, 500,000 shares authorized, no shares outstanding
         Common stock, no par value, 18,000,000 shares authorized,
         7,019,152 shares issued and outstanding                                             16,175          16,175
         Retained earnings                                                                   22,738          31,554
         Accumulated other comprehensive income                                                 970             160
                                                                                        -----------     -----------
              Total shareholders' equity                                                     39,883          47,889
                                                                                        -----------     -----------

         Total liabilities and shareholders' equity                                     $   608,828     $   636,629
                                                                                        ===========     ===========



     See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)



                                                                Three Months Ended          Nine Months Ended
                                                                   September 30,              September 30,
                                                              ----------------------     ---------------------
                                                                 2002         2001         2002         2001
                                                                 ----         ----         ----         ----
Interest income:
     Interest and fees on loans:
         Taxable                                               $  7,130      $10,402     $ 23,199      $32,556
         Tax-exempt                                                 561          862        1,735        2,759
     Interest on securities:
         Taxable                                                    852        1,310        2,781        3,814
         Tax-exempt                                                  68           60          200          248
     Other interest income                                           66          163          144          460
                                                               --------      -------     --------      -------

         Total interest income                                    8,677       12,797       28,059       39,837
                                                               --------      -------     --------      -------

Interest expense:
     Deposits                                                     3,105        5,132        9,526       17,293
     Borrowings                                                   1,283        1,235        3,831        3,580
     Subordinated debentures                                        138          199          414          680
                                                               --------      -------     --------      -------

         Total interest expense                                   4,526        6,566       13,771       21,553
                                                               --------      -------     --------      -------

Net interest income                                               4,151        6,231       14,288       18,284
Provision for loan losses                                        10,691          825       14,741        1,900
                                                               --------      -------     --------      -------

Net interest income (loss) after provision for loan losses       (6,540)       5,406         (453)      16,384
                                                               --------      -------     --------      -------


Other income:
     Service fees                                                   526          456        1,395        1,389
     Gain on sale of securities                                     247            0          669          513
     Net gain on sale of branches                                     0          501            0          501
     Other loan and lease income                                    238        1,283          878        5,313
     Other                                                          137          361          964          497
                                                               --------      -------     --------      -------

         Total other income                                       1,148        2,601        3,906        8,213
                                                               --------      -------     --------      -------

Other expenses:
     Salaries, commissions, and related benefits                  1,796        2,588        5,678        9,616
     Occupancy and equipment                                        770          804        2,311        2,501
     Other                                                        3,047        2,467        7,388        6,679
                                                               --------      -------     --------      -------

         Total other expenses                                     5,613        5,859       15,377       18,796
                                                               --------      -------     --------      -------

Income (loss) before provision (credit) for
  income taxes                                                  (11,005)       2,148      (11,924)       5,801
Provision (credit) for income taxes                              (4,048)         261       (4,863)         700
                                                               --------      -------     --------      -------

Net income (loss)                                              $ (6,957)     $ 1,887     $ (7,061)     $ 5,101
                                                               ========      =======     ========      =======

Earnings (loss) per common share:
     Basic                                                     $  (0.99)     $  0.27     $  (1.01)     $  0.73
                                                               ========      =======     ========      =======

     Diluted                                                   $  (0.99)     $  0.27     $  (1.01)     $  0.73
                                                               ========      =======     ========      =======

Dividends declared per common share                            $   0.00      $  0.10     $   0.25      $  0.30
                                                               ========      =======     ========      =======





     See accompanying notes to condensed consolidated financial statements.

                      NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

                                               Three Months Ended           Nine Months Ended
                                                  September 30,                September 30,

                                               2002          2001          2002          2001
                                             --------      --------      --------      --------
Balance, beginning of period                 $ 46,433      $ 45,912      $ 47,889      $ 44,617


Net income (loss) for period                   (6,957)        1,887        (7,061)        5,101
Net unrealized gain (loss) on securities
  available for sale                              407           699           810           (51)
                                             --------      --------      --------      --------
     Total comprehensive income (loss)         (6,550)        2,586        (6,251)        5,050

Dividends declared                                  0          (702)       (1,755)       (2,107)
Issuance of common stock                            0             0             0           239
Common stock retired                                0           (90)            0           (93)
                                             --------      --------      --------      --------

Balance, end of period                       $ 39,883      $ 47,706      $ 39,883      $ 47,706
                                             ========      ========      ========      ========


























     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                      September 30,
                                                                                                    2002            2001
                                                                                                  ---------      --------
Increase (decrease) in cash and cash equivalents:

     Cash flows from operating activities:
         Net income (loss)                                                                        $  (7,061)     $  5,101
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
              Provision for loan losses                                                              14,741         1,900
              Depreciation and amortization                                                           1,510         2,230
              Gain on sales of securities                                                              (669)         (513)
              Loss on sale of premises, equipment, and other real estate                                520            62
              Net gain on sale of branches                                                                0          (501)
              Change in other assets                                                                 (4,532)       (1,544)
              Change in other liabilities                                                              (275)         (479)
                                                                                                  ---------      --------
     Net cash provided by operating activities                                                        4,234         6,256
                                                                                                  ---------      --------

     Cash flows from investing activities:
         Net (increase) decrease in interest-bearing deposits in other financial institutions           634        (2,662)
         Purchase of securities available for sale                                                 (110,582)      (66,069)
         Proceeds from sales of securities available for sale                                        81,280        37,651
         Proceeds from maturities of securities available for sale                                    7,635        18,821
         Net decrease in loans                                                                       25,818        21,527
         Capital expenditures                                                                          (933)       (2,227)
         Proceeds from sale of premises, equipment, and other real estate                             2,303           177
         Net cash paid for sale of branches                                                               0       (10,728)
                                                                                                  ---------      --------
     Net cash provided by (used in) investing activities                                              6,155        (3,510)
                                                                                                  ---------      --------

     Cash flows from financing activities:
         Net decrease in deposits                                                                   (19,207)      (11,726)
         Net decrease in federal funds purchased                                                          0        (1,800)
         Proceeds from borrowings                                                                         0        20,000
         Principal payments on borrowings                                                              (313)         (362)
         Proceeds from issuance of common stock                                                           0           239
         Retirement of common stock                                                                       0           (93)
         Dividends paid                                                                              (1,755)       (2,107)
                                                                                                  ---------      --------
     Net cash provided by (used in) financing activities                                            (21,275)        4,151
                                                                                                  ---------      --------

Net increase (decrease) in cash and cash equivalents                                                (10,886)        6,897
Cash and cash equivalents at beginning of period                                                     36,747        20,829
                                                                                                  ---------      --------

Cash and cash equivalents at end of period                                                        $  25,861      $ 27,726
                                                                                                  =========      ========

                      NORTH COUNTRY FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                Nine Months Ended
                                                                                  September 30,
                                                                                2002         2001
                                                                                ----         ----

Supplemental cash flow information:

     Cash paid for:
         Interest                                                               $13,872    $19,819
         Income taxes                                                               550      1,195

     Noncash investing and financing activities:
         Transfers of foreclosures from loans to other real estate                5,181      1,899
         Assets and liabilities divested in branch sales:
              Loans                                                                   0          8
              Premises and equipment, net                                             0        466
              Deposits                                                                0     11,683
              Other liabilities                                                       0         34




     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



The financial statements in this Form 10-Q have not been reviewed by an independent public accountant. The Corporation's independent public accountant resigned on November 11, 2002. The Corporation's Audit Committee is in the process of finding a new independent public accountant. Upon engagement of a new independent public accountant, the financial statements in this Form 10-Q will be reviewed and an amended Form 10-Q/A will be filed.

1.   BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2002, are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2001.

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

2.   CHANGE IN ACCOUNTING

     In June 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 supersedes Accounting Principles Board (APB) Opinion No. 16, "Business Combinations," and SFAS No. 38, "Accounting for Preacquisition Contingencies of Purchased Enterprises." SFAS No. 141 requires the use of the purchase method of accounting for business combinations initiated after June 30, 2001. SFAS No. 142 supersedes APB Opinion No. 17, "Intangible Assets." SFAS No. 142 addresses how intangible assets acquired outside of a business combination should be accounted for upon acquisition and how goodwill and other intangible assets should be accounted for after they have been initially recognized. SFAS No. 142 eliminates the amortization for goodwill and other intangible assets with indefinite lives. Other intangible assets with a finite life will be amortized over their useful life. Goodwill and other intangible assets with indefinite useful lives shall be tested for impairment annually or more frequently if events or changes in circumstances indicate that the asset may be impaired. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. The Corporation's adoption of SFAS No. 142 on January 1, 2002, did not have a material impact on the consolidated financial statements as of the date of adoption. The elimination of goodwill amortization will result in a reduction of amortization expense of approximately $290,000 for the year ended December 31, 2002, compared to 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   EARNINGS (LOSS) PER SHARE

     The factors used in the earnings (loss) per common share computation follow.

                                                                       Three Months              Nine Months
                                                                   Ended September 30,         Ended September 30,
                                                                     2002         2001         2002        2001
                                                                     ----         ----         ----        ----
                                                                       (In thousands, except per share data)
       Basic earnings (loss) per common share:
         Net income (loss)                                        $  (6,957)    $  1,887     $ (7,061)    $   5,101
                                                                  =========     ========     ========     =========
         Weighted average common shares outstanding                   7,019        7,021        7,019         7,019
                                                                  =========     ========     ========     =========

           Basic earnings (loss) per common share                 $   (0.99)    $   0.27     $  (1.01)    $    0.73
                                                                  =========     ========     ========     =========
       Diluted earnings (loss) per common share:
         Net income (loss)                                        $  (6,957)    $  1,887     $ (7,061)    $   5,101
                                                                  =========     ========     ========     =========

         Weighted average common shares outstanding
           for basic earnings (loss) per common share                 7,019        7,021        7,019         7,019
         Add:  Dilutive effect of assumed exercise
           of stock options                                               2            3            3             3
         Add:  Dilutive effect of directors' deferred stock
           compensation                                                   0            1            0             1
                                                                  ---------     --------     --------     ---------
           Average shares and dilutive potential common shares        7,021        7,025        7,022         7,023
                                                                  =========     ========     ========     =========

              Diluted earnings (loss) per common share            $   (0.99)    $   0.27     $  (1.01)    $    0.73
                                                                  =========     ========     ========     =========

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2002 and December 31, 2001, are as follows (in thousands):

                                                  September 30, 2002           December 31, 2001
                                                Amortized     Estimated     Amortized     Estimated
                                                  Cost       Fair Value       Cost       Fair Value
                                                  ----       ----------       ----       ----------
       U.S. Treasury securities and
         obligations of U.S. government
         agencies and corporations              $       0    $        0     $   3,350    $     3,128
       Obligations of states and political
         subdivisions                               5,172         5,752         5,288          5,418
       Corporate securities                        10,591        11,225         8,063          8,571
       Mortgage-related securities                 68,096        68,354        44,941         44,768
                                                ---------    ----------     ---------    -----------

         Total investment securities
           available for sale                   $  83,859    $   85,331     $  61,642    $    61,885
                                                =========    ==========     =========    ===========

A significant portion of the investment securities are pledged to secure borrowings from the Federal Home Loan Bank.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the nine months ended September 30, 2002 and 2001, is summarized as follows (in thousands):

                                                 September 30,   September 30,
                                                     2002            2001
                                                     ----            ----

       Balance at beginning of period            $    10,444       $     9,454
       Charge-offs                                    (9,746)           (2,445)
       Recoveries                                        233               739
       Provision for loan losses                      14,741             1,900
                                                 -----------       -----------

       Balance at end of period                  $    15,672       $     9,648
                                                 ===========       ===========

     Information regarding impaired loans follows (in thousands):

                                                    As of and       As of and
                                                  for the Nine    for the Year
                                                  Months Ended        Ended
                                                  September 30,   December 31,
                                                      2002            2001
                                                      ----            ----

       Average investment in impaired loans       $    28,132       $    23,154
       Balance of impaired loans                       30,060            25,524

6.   BORROWINGS

     Borrowings consist of the following at September 30, 2002 and December 31, 2001 (in thousands):

                                                       September 30,   December 31,
                                                          2002           2001
                                                          ----           ----

       Federal Home Loan Bank advances at rates
       ranging from 4.35% to 7.59% with maturities
       from less than one year to ten years            $      86,554   $    86,867

       Farmers Home Administration, fixed rate
       note payable, maturing August 24, 2024,
       interest payable at 1%                                  1,682         1,682
                                                       -------------   -----------
                                                       $      88,236   $    88,549
                                                       =============   ===========

     The Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Corporation's residential mortgage loans, U.S. government and agency securities, and Federal Home Loan Bank stock. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2002. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS




The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Corporation and its subsidiaries through the third quarter of 2002. The discussion should be read in conjunction with those statements and their accompanying notes.

The Corporation's subsidiary, North Country Bank & Trust ("Bank"), is currently undergoing a regularly scheduled examination by its regulators. Following this examination, it is anticipated that the Corporation will be subject to an increased level of regulatory supervision and restrictions which could affect the results of operations, liquidity, future growth, and capital resources. Special attention should be paid to the discussion herein on credit quality, liquidity, and regulatory matters.

The Corporation has determined that a possible affiliation with a larger banking organization would benefit the long-term future of the Corporation. Management is evaluating the options of such an affiliation; however, no affiliation agreement presently exists with any specific organization.

FORWARD-LOOKING STATEMENTS:

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies or expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

         - General economic conditions, either nationally or in the state in which the Corporation does business;

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

         -  The ability of borrowers to repay loans;

         -  The effects on liquidity of unusual decreases in deposits;

         -  Changes in consumer spending, borrowing, and saving habits;

         -  Technological changes;

         - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

         -  Hiring and retaining qualified management personnel;

         - The Corporation's ability to increase market share and control expenses;

         -  The effect of compliance with legislation or regulatory changes;

         -  The effect of changes in accounting policies and practices;

         - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and

         - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 2, as well as those discussed elsewhere in this Report.


These risks and uncertainties should be considered in evaluating forward-looking statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission.

FINANCIAL HIGHLIGHTS:

Year-to-date consolidated net loss was $7.1 million through September 30, 2002, compared to net income of $5.1 million for the same period in 2001. Diluted loss per share was $1.01 for the nine months ended September 30, 2002, compared to earnings of $0.73 for the same period in 2001. The provision for loan losses increased on a year-to-date basis from $1.9 million for the nine months ended September 30, 2001 to $14.7 million for the nine months ended September 30, 2002. Total assets declined $27.8 million from December 31, 2001 to September 30, 2002. The loan portfolio continued to experience declines through the third quarter of 2002, decreasing $40.5 million from December 31, 2001 to September 30, 2002. Deposits have decreased $19.2 million since December 31, 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


FINANCIAL CONDITION:

Cash and Cash Equivalents: Cash and cash equivalents decreased $10.9 million through the third quarter of 2002. This was due to a reduced need for liquidity and management's decision to invest available cash in securities.

Investment Securities: Available-for-sale securities increased $23.4 million, or 37.9%, from December 31, 2001 to September 30, 2002, with the balance on September 30, 2002 totaling $85.3 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2002, a significant portion of the investment portfolio was pledged to secure borrowings. The increase in investment securities is attributable to funds available from the reductions in the loan portfolio and cash and cash equivalents, offset by the reduction in the deposits.

Loans: Through the third quarter of 2002, loan balances decreased by $40.5 million or 8.0%. As planned, the Bank continues to decrease certain segments of its loan portfolio through tightened underwriting and credit practices and controls. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, controls are in place to more effectively manage the risk in the loan portfolio. As shown in the table below, the decrease in the loan portfolio between December 31, 2001 and September 30, 2002, resulted mainly from declines in commercial, commercial real estate, and residential real estate loans.

Following is a summary of the loan mix at September 30, 2002 and December 31, 2001 (in thousands):

                                                       September 30,     % of          December 31,      % of
                                                           2002          Total             2001          Total
                                                           ----          -----             ----          -----
     Commercial real estate                            $     67,439        14.5       $     77,892        15.4
     Commercial, financial, and agricultural                218,738        47.2            236,961        46.9
     Leases:
         Commercial                                          54,088        11.7             45,195         9.0
         Governmental                                        33,021         7.1             37,247         7.4
     1-4 family residential real estate                      81,233        17.5             93,574        18.6
     Consumer                                                 6,777         1.5              9,516         1.9
     Construction                                             2,603         0.5              4,027         0.8
                                                       ------------     -------       ------------     -------

         Total loans                                   $    463,899       100.0       $    504,412       100.0
                                                       ============     =======       ============     =======

Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At September 30, 2002, the allowance for loan losses increased to 3.38% of total loans outstanding from 2.07% at December 31, 2001.

Management analyzes the allowance for loan losses in detail on a quarterly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding increased to 2.05% from 0.33% for the nine months ended September 30, 2002 and 2001, respectively. Net charge-offs for the nine-month period ended September 30, 2002, were $9,513,000 compared to $1,706,000 for the same period in 2001. The provision for loan losses was increased $12.8 million from $1.9 million for the nine months ended September 30, 2001 to $14.7 million for the nine months ended September 30, 2002.

The table presented below shows the balance of nonperforming loans - which include nonaccrual loans and loans 90 or more days past due and still accruing - at September 30, 2002 and December 31, 2001 (in thousands):

                                                             September 30,   December 31,
                                                                 2002            2001
                                                                 ----            ----
     Nonaccrual loans                                         $    20,450    $      4,015
     Loans 90 days or more past due and still accruing              1,250           6,101

     Ratio - Nonperforming loans to gross loans                       4.7%           2.0%

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



Total nonperforming loans have increased $11.6 million since December 31, 2001, after the net charge-offs of $9.5 million which have been recognized through September 30, 2002. The weakness in the overall economy has persisted longer than originally anticipated. As a result, consumer confidence, and spending, has continued to drop. This, coupled with the events of September 11, 2001, has continued to have a negative effect on the hotel and tourism industry. In response to this trend, management increased the percentage applied to classified loans in this industry and has also been aggressive in charging off potential shortfalls in related collateral value.

During the current quarter, the Corporation began to recognize deterioration in other segments of its commercial loan portfolio, as well as the real estate portfolio. To some extent, these downgrades can be attributed to the impact of the drop in tourism on the local economy. However, a general slowdown in the commercial and construction segments has also contributed to the increase in charge-offs and the required allowance for loan losses as of September 30, 2002.

During the current quarter the ongoing review of loan documentation, collateral, and the risk ratings assigned to loans was performed internally and by the Bank's regulators. This resulted in a significant portion of the loans charged-off and the related increase in the allowance. Additional monitoring reports were implemented in an effort to detect problems earlier.

As a result of the increased level of internally classified assets, the Corporation has tightened its underwriting standards for all types of loans, strengthened collection and workout procedures, and enhanced the monitoring of collateral value. Additional staffing was added to the collection and loan underwriting departments. The Corporation hired an attorney to handle nonperforming assets. Executive Administrator positions have now been established for the Upper and Lower Peninsula branches. Their primary function will be to work with the lenders in the branches to assist lenders and customers with effective handling and proper structuring of the credits. All lenders report to these executives and will be responsible for adherence to the Corporation's loan policy and underwriting standards.

As a result of these changes, in addition to controlling the growth of the Corporation, management believes that credit problems will be identified earlier when there may be more opportunities for a favorable resolution.

Deposits: Total deposits through the third quarter have decreased $19.2 million, or 4.0%. The decrease occurred in interest-bearing deposit balances throughout the Bank's branch network. This decrease was particularly due to management's decision to reduce the level of the loan portfolio. Also, the Bank underwent a Bank-wide consumer demand deposit account merger and implemented the Generation Gold product.

Borrowings: In addition to deposits, the Corporation uses alternative funding sources to provide funds for lending activities and to support the Bank's investment portfolio. Alternative sources can be obtained at interest rates which are competitive with retail deposit rates and with minimal administrative costs. Borrowings have remained relatively stable from December 31, 2001 to September 30, 2002. At September 30, 2002, $86.5 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and investment securities pledged.

Guaranteed Preferred Beneficial Interests in the Corporation's Subordinated
Debentures: In 1999, the Corporation completed a private offering of Capital, or Trust Preferred, securities in the amount of $12,450,000. Under regulatory guidelines, guaranteed preferred beneficial interests in the Corporation's subordinated debentures are eligible as regulatory capital, as defined, subject to certain limitations. Due to the present financial condition in the current quarter, the Board of Directors adopted a resolution to apply for the deferment of interest payments on the Trust Preferred securities.

Shareholders' Equity: Total shareholders' equity decreased $8.0 million from December 31, 2001 to September 30, 2002. The decrease is comprised of a net loss of $7.1 million, combined with dividends declared of $1.8 million, offset by an increase in the net unrealized gain on securities of $810,000.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


RESULTS OF OPERATIONS:

Net Interest Income: Net interest income before provision for loan losses for the quarter ended September 30, 2002, decreased by $2.1 million, or 33.4%, compared to the same period one year ago. The decrease in loan and deposit volume during the past twelve months, combined with decreases in interest rates, have resulted in the decline in net interest income. Net interest income before provision for loan losses for the nine months ended September 30, 2002, decreased by $4.0 million, or 21.9%, compared to the same period in 2001. For both periods, the total interest income and the yield on total earning assets were strongly influenced by lending activities.

Provision for Loan Losses: The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses increased by $9.9 million and $12.8 million for the quarter ended and nine-month period ended September 30, 2002, respectively, when compared to the same period in 2001. The provision for loan losses was increased during the current year due to increased charge-offs and factors discussed above relative to the increase in the allowance for loan losses.

Other Income: Other income decreased by $1.4 million for the quarter ended September 30, 2002, compared to the quarter ended September 30, 2001. The decrease was primarily due to a reduction of $1.0 million in fee income generated by the Corporation's mortgage subsidiary for the quarter ended September 30, 2002, and a $500,000 gain on sale of branches recorded in 2001. The mortgage subsidiary ceased operations during the third quarter of 2001.

Other income decreased by $4.3 million for the nine months ended September 30, 2002, compared to the same period one year ago. The decrease was primarily due to a reduction of $4.4 million in fee income generated by the Corporation's mortgage subsidiary.

Other Expenses: Other expenses decreased $246,000 for the quarter ended September 30, 2002, compared to the same period of 2001. Salaries, commissions, and related benefits decreased by $792,000 during the third quarter of 2002 compared to the third quarter of 2001. The decrease in salaries, commissions, and related benefits was primarily due to $579,000 in commissions paid by the mortgage subsidiary in 2001, with none in 2002 due to the ceasing of operations of the subsidiary during the third quarter of 2001. This decrease was offset by an increase in other expenses of $546,000 during the third quarter of 2002.

Other expenses decreased $3.4 million for the nine months ended September 30, 2002, compared to the same period of 2001. Salaries, commissions, and related benefits decreased by $3.9 million through the third quarter of 2002 compared to the same period in 2001. This decrease was due to commission expense of $3.4 million paid by the Corporation's mortgage subsidiary in 2001, which was not incurred in 2002 as described above.

Federal Income Tax: The current net loss for the quarter and nine month periods ending September 30, 2002, created a credit for income taxes. The losses generated for tax purposes will be carried back and offset against prior taxable income. The difference between the effective tax rate and the federal corporate income tax rate of 34% is primarily due to tax-exempt interest earned on loans, leases, and investments. In addition, prior to 2000, the corporation provided for additional taxes on open issues. These issues were resolved in 2001 with no negative tax impact. Therefore, the additional provisions for these issues were reversed in 2001 resulting in 2001 provision for income taxes below historical and current rates.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



LIQUIDITY:

During the first week in November 2002, and in conjunction with the announcement of the third quarter results and negative publicity, the Corporation experienced an unexpected decrease in deposits particularly from local government entities. It is anticipated that further deposit decreases may occur. The Corporation, as of November 7, 2002, still had approximately $32 million of municipal deposits. The Corporation's capital remains well above the regulatory minimum levels (as shown below).

To address possible liquidity issues, the Corporation is revising its liquidity plan to provide both short-term and long-term strategies. The Corporation's ability to increase its borrowings from the Federal Home Loan Bank and its correspondent banks, is minimal. Therefore, short-term liquidity sources include the sale of unencumbered investment securities available-for-sale, sale of assets, and generating new deposits via the Internet CD network.

From a long-term perspective, the liquidity plan will include strategies to increase core deposits in the Corporation's local markets, the sale of segments of the commercial loan and lease portfolio to strategic buyers, and possible sale and closure of the smaller operating locations.

The liquidity plan is intended to be designed to address potential short-term liquidity demands. Some of the short-term aspects of the liquidity plan could result in negative impacts on the Corporation's earnings.

REGULATORY MATTERS:

It is the policy of the Corporation to maintain capital at a level consistent with both safe and sound operations and proper leverage to generate an appropriate return on shareholders' equity. The capital ratios of the Corporation exceed the regulatory minimum guidelines. The table below shows a summary of the Corporation's capital position in comparison to regulatory requirements.

                                      Tier I          Tier I              Total
                                    Capital to      Capital to         Capital to
                                      Average      Risk-Weighted      Risk-Weighted
                                      Assets          Assets             Assets

     Regulatory minimum                4.0%             4.0%               8.0%

     The Corporation
         September 30, 2002            7.1%             9.4%              11.0%
         December 31, 2001             8.4%            11.1%              12.4%

The capital levels include adjustment for the Capital, or Trust Preferred, Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of September 30, 2002, $10,994,000 of the $12,450,000 of Capital Securities were available as Tier I capital of the Corporation.

In addition to the generally applicable regulatory capital requirements set forth above, since January, 2002, the Bank has been required by Federal and State regulatory authorities to maintain its Tier 1 capital at a level equal to or exceeding 6.5% of the Bank's total assets, and if such level is less than 6.5% at June 30 or December 31 of any year while the requirement is in effect, to submit to such regulatory authorities within 30 days thereafter a plan for augmentation of the Bank's capital accounts to restore such ratio to 6.5%. At June 30 and September 30, 2002, the Bank was in compliance with this requirement. At the same time, the Federal and State regulatory authorities required the Bank to take various other steps, among other things, to improve asset quality, to reduce certain loan concentrations, and to improve loan documentation, credit underwriting, and loan and lease loss provision procedures.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



The Corporation was recently examined by the Federal Reserve Bank of Chicago ("FRB") and the Bank is undergoing a regularly-scheduled examination by the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Services ("OFIS").

Since October 2001, the FDIC has required the Bank to provide 30 days' prior written notice of the addition or replacement of any member of its board of directors, and of the employment or change in responsibilities of any senior executive officer. In addition, since the same time, the Bank has been required to obtain the prior approval of the FDIC to enter into certain forms of compensation, severance, or indemnification agreements with any director, officer, employee or controlling shareholder of the Bank or the Corporation, or certain other persons participating in the affairs of the Bank or the Corporation, or to make any payment under such an agreement to any such person.

In connection with the current examination of the Bank by the FDIC and the OFIS, certain recommendations have been made to the Bank by OFIS. These recommendations have been verbally communicated to the Bank. The OFIS' recommendations are:

         - The Bank should limit interest rates offered by it to no more than 75 basis points over market rates for new deposits.

         - Prior approval should be obtained from OFIS for any asset sales in excess of $10 million.

         - Prior approval should be obtained from OFIS for any addition or replacement of any senior executive officer or director.

         - The Bank should declare and pay dividends only with prior approval of OFIS.

         - The Bank should furnish certain expanded financial information to OFIS on a more frequent basis.

In addition to the OFIS recommendations, the FRB in a letter dated November 8, 2002, requested that the Corporation take the following actions only with the prior approval of the FRB:

         -        Declare or pay dividends on the Corporation's stock.

         -        Redeem shares of the Corporation's stock.

         -        Increase borrowings or incur debt.

In addition, the FRB (i) recommended that the Corporation review its debt service requirements on its outstanding trust preferred securities and preserve its funds to increase its financial flexibility, and (ii) requested cash flow projections from the Corporation through December, 2003.

The Board of Directors of the Corporation or the Bank have adopted resolutions providing for prior regulatory approval of the declaration or payment of any dividend by the Bank or the Corporation, and suspension of payments by the Corporation in connection with its trust preferred securities.

The trust preferred subordinated debenture agreement allows for the suspension of payments for up to 20 quarters. Therefore, the suspension of the interest payments does not violate the agreement. However, while interest payments are suspended, no dividends can be paid on the Corporation's common stock.

In addition, the Corporation's Board of Directors has suspended the payment of fees to the directors.

Management is working to comply with the above recommendations of the Federal and State regulatory authorities.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK:

The Corporation has market risk exposure relative to interest rate risk, which management actively manages. The Corporation has no market risk sensitive instruments held for trading purposes. In relatively low interest rate environments which have been experienced during the past several years, borrowers have generally tried to extend the maturities and repricing periods on their loans and place deposits in demand or very short-term accounts. Management has taken various actions to offset the imbalance which those tendencies would otherwise create. Commercial and real estate loans are written at variable rates or, if necessary, fixed rates for relatively short terms. Management can also manage interest rate risk with the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods.

As of September 30, 2002, the Corporation had a cumulative asset repricing gap position of $23.5 million within the one-year time frame. This position suggests that if the market interest rates increase in the next twelve months, the Corporation has the potential to earn more net interest income. Conversely, if market interest rates decline in the next twelve months, the Corporation has the potential to earn less net interest income. Management believes that it is reasonably positioned against significant changes in rates without severely altering operating results.

As of December 31, 2001, the Corporation had a cumulative liability sensitivity GAP position of $8.6 million within the one-year timeframe. The Corporation's cumulative liability sensitive GAP at December 31, 2001, suggested that if market interest rates were to increase in the 12 months following December 31, 2001, the Corporation had the potential to earn less net interest income. Conversely, if market interest rates were to continue to decrease in the 12 months following December 31, 2001, the December 31, 2001 GAP position suggested the Corporation's net interest income would increase.

A limitation of the traditional GAP analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the GAP analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity. Considering the limitations of the GAP analysis, and based on the results of other interest rate risk management tools used by the Corporation, management believes the Corporation is properly positioned against significant changes in interest rates without significantly altering operating results.

                       NORTH COUNTRY FINANCIAL CORPORATION
                        ITEM 4. CONTROLS AND PROCEDURES

As of November 8, 2002, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective as of November 8, 2002. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to November 8, 2002.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

In the normal course of business, the Corporation is involved in various legal proceedings. In the opinion of management, any liability resulting from such proceedings would not have a material adverse effect on the consolidated financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits:

     Exhibit 3.1 - Articles of Incorporation, as amended, incorporated herein by reference to exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

     Exhibit 3.2 - Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     The President and Chief Executive Officer of the Corporation, who also serves as the chief financial officer, is not filing with this Form 10-Q the certification required by 18 U.S.C. Section 1350 because she is not in a position to certify that the report fully complies with the requirements of section 13(a) of the Securities Exchange Act of 1934 as the financial statements contained in the report have not been reviewed by an independent public accountant as required by applicable rules. The financial statements in this report have not yet been reviewed by an independent public accountant because the Corporation's independent public accountant resigned on November 11, 2002, and while the Corporation is in the process of finding a new independent public accountant, one has not yet been retained.

(b) There was only one Form 8-K filed during the quarter ended September 30, 2002. Form 8-K dated August 28, 2002 announced the change in the Registrant's certifying accountant from Wipfli Ullrich Bertelson LLP to Rehmann Robson.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           NORTH COUNTRY FINANCIAL CORPORATION
                           -----------------------------------
                                      (Registrant)

11/13/02               By: /s/ Sherry L. Littlejohn
---------                  -------------------------------------
Date                       SHERRY L. LITTLEJOHN,
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                             (principal executive and financial officer)

                       NORTH COUNTRY FINANCIAL CORPORATION
                                  CERTIFICATION

I, Sherry L. Littlejohn, President and Chief Executive Officer, certify that:

1. I have reviewed this quarterly report on Form 10Q of North Country Financial Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


11/13/02                   /s/ Sherry L. Littlejohn
---------                  -----------------------------------------------------
Date                       SHERRY L. LITTLEJOHN,
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (chief executive officer and chief financial officer)