Form 10-Q/A
period 2002-09-30
NORTH COUNTRY FINANCIAL CORP
filed 2003-01-09
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q/A


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the transition period from < > to < >

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

                                    Yes   X       No
                                       -------      --------


Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes           No   X
                                       -------      --------


As of October 31, 2002, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX


PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2002 (Unaudited) and December 31, 2001...............................        1

                  Condensed Consolidated Statements of Income (Loss) - Three
                    and Nine Months Ended September 30, 2002 (Unaudited) and
                    September 30, 2001 (Unaudited)...................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Nine Months Ended September 30, 2002
                    (Unaudited) and September 30, 2001 (Unaudited)...................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2002 (Unaudited) and
                    September 30, 2001 (Unaudited)...................................................      4-5

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................      6-9


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................    10-17


     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       18


     Item 4.      Controls and Procedures............................................................       19


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       20


     Item 6.      Exhibits and Reports on Form 8-K...................................................       20


     SIGNATURE    ...................................................................................       21


     CERTIFICATION ..................................................................................       22

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in thousands)

--------------------------------------------------------------------------------


                                                                                        September 30,  December 31,
                                                                                            2002           2001
                                                                                            ----           ----
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    22,352     $    25,163
     Federal funds sold                                                                       3,509          11,584
                                                                                        -----------     -----------
         Cash and cash equivalents                                                           25,861          36,747

     Interest-bearing deposits in other financial institutions                                    0             634

     Securities available for sale                                                           85,331          61,885
     Federal Home Loan Bank stock                                                             4,375           4,375

     Total loans                                                                            463,899         504,412
         Allowance for loan losses                                                          (17,982)        (10,444)
                                                                                        -----------     -----------
     Net loans                                                                              445,917         493,968
     Premises and equipment                                                                  17,755          18,637
     Other assets                                                                            28,064          20,383
                                                                                        -----------     -----------

         Total assets                                                                   $   607,303     $   636,629
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
         Non-interest-bearing                                                           $    47,631     $    46,342
         Interest-bearing                                                                   415,686         436,182
                                                                                        -----------     -----------
              Total deposits                                                                463,317         482,524
     Borrowings                                                                              88,236          88,549
     Other liabilities                                                                        4,942           5,217
                                                                                        -----------     -----------
         Total liabilities                                                                  556,495         576,290
                                                                                        -----------     -----------

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450          12,450
                                                                                        -----------     -----------

     Shareholders' equity:
         Preferred stock, no par value, 500,000 shares authorized, no shares outstanding
         Common stock, no par value, 18,000,000 shares authorized,
         7,019,152 shares issued and outstanding                                             16,175          16,175
         Retained earnings                                                                   21,213          31,554
         Accumulated other comprehensive income                                                 970             160
                                                                                        -----------     -----------
              Total shareholders' equity                                                     38,358          47,889
                                                                                        -----------     -----------

         Total liabilities and shareholders' equity                                     $   607,303     $   636,629
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

                       NORTH COUNTRY FINANCIAL CORPORATION
               CONDENSED CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                  (Dollars in thousands, except per share data)
                                   (Unaudited)


----------------------------------------------------------------------------------------------
                                                    Three Months Ended     Nine Months Ended
                                                   ----September 30,---   ----September 30,---
                                                     2002        2001        2002       2001
                                                     ----        ----        ----       ----
Interest income:
     Interest and fees on loans:
         Taxable                                   $  7,130    $ 10,402   $ 23,199    $ 32,556
         Tax-exempt                                     561         862      1,735       2,759
     Interest on securities:
         Taxable                                        852       1,310      2,781       3,814
         Tax-exempt                                      68          60        200         248
     Other interest income                               66         163        144         460
                                                   --------    --------   --------    --------

         Total interest income                        8,677      12,797     28,059      39,837
                                                   --------    --------   --------    --------
Interest expense:
     Deposits                                         3,105       5,132      9,526      17,293
     Borrowings                                       1,283       1,235      3,831       3,580
     Subordinated debentures                            138         199        414         680
                                                   --------    --------   --------    --------

         Total interest expense                       4,526       6,566     13,771      21,553
                                                   --------    --------   --------    --------
Net interest income                                   4,151       6,231     14,288      18,284
Provision for loan losses                            13,001         825     17,051       1,900
                                                   --------    --------   --------    --------
Net interest income (loss) after provision for
     loan losses                                     (8,850)      5,406     (2,763)     16,384
                                                   --------    --------   --------    --------
Other income:
     Service fees                                       526         456      1,395       1,389
     Gain on sale of securities                         247           0        669         513
     Net gain on sale of branches                         0         501          0         501
     Other loan and lease income                        238       1,283        878       5,313
     Other                                              137         361        964         497
                                                   --------    --------   --------    --------

         Total other income                           1,148       2,601      3,906       8,213
                                                   --------    --------   --------    --------
Other expenses:
     Salaries, commissions, and related benefits      1,796       2,588      5,678       9,616
     Occupancy and equipment                            770         804      2,311       2,501
     Other                                            3,047       2,467      7,388       6,679
                                                   --------    --------   --------    --------

         Total other expenses                         5,613       5,859     15,377      18,796
                                                   --------    --------   --------    --------
Income (loss) before provision (credit) for
  income taxes                                      (13,315)      2,148    (14,234)      5,801
Provision (credit) for income taxes                  (4,833)        261     (5,648)        700
                                                   --------    --------   --------    --------

Net income (loss)                                  $ (8,482)   $  1,887   $ (8,586)   $  5,101
                                                   ========    ========   ========    ========

Earnings (loss) per common share:
     Basic                                         $  (1.20)   $   0.27   $  (1.22)   $   0.73
                                                   ========    ========   ========    ========
     Diluted                                       $  (1.20)   $   0.27   $  (1.22)   $   0.73
                                                   ========    ========   ========    ========

Dividends declared per common share                $   0.00    $   0.10   $   0.25    $   0.30
                                                   ========    ========   ========    ========

--------------------------------------------------------------------------------

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in thousands)
                                   (Unaudited)

---------------------------------------------------------------------------------------
                                            Three Months Ended      Nine Months Ended
                                           ---September 30,----    ---September 30,----
                                             2002        2001        2002        2001
                                             ----        ----        ----        ----
Balance, beginning of period               $ 46,433    $ 45,912    $ 47,889    $ 44,617

Net income (loss) for period                 (8,482)      1,887      (8,586)      5,101
Net unrealized gain (loss) on securities
  available for sale                            407         699         810         (51)
                                           --------    --------    --------    --------
     Total comprehensive income (loss)       (8,075)      2,586      (7,776)      5,050

Dividends declared                                0        (702)     (1,755)     (2,107)
Issuance of common stock                          0           0           0         239
Common stock retired                              0         (90)          0         (93)
                                           --------    --------    --------    --------

Balance, end of period                     $ 38,358    $ 47,706    $ 38,358    $ 47,706
                                           ========    ========    ========    ========


--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)


-------------------------------------------------------------------------------------------------
                                                                              Nine Months Ended
                                                                            ----September 30,----
                                                                               2002        2001
                                                                               ----        ----
Increase (decrease) in cash and cash equivalents:

     Cash flows from operating activities:
         Net income (loss)                                                  $  (8,586)   $   5,101
         Adjustments to reconcile net income (loss) to
           net cash provided by operating activities:
              Provision for loan losses                                        17,051        1,900
              Depreciation and amortization                                     1,510        2,230
              Gain on sales of securities                                        (669)        (513)
              Loss on sale of premises, equipment, and other real estate          520           62
              Net gain on sale of branches                                          0         (501)
              Change in other assets                                           (5,317)      (1,544)
              Change in other liabilities                                        (275)        (479)
                                                                            ---------    ---------
     Net cash provided by operating activities                                  4,234        6,256
                                                                            ---------    ---------

     Cash flows from investing activities:
         Net (increase) decrease in interest-bearing deposits in other
           financial institutions                                                 634       (2,662)
         Purchase of securities available for sale                           (110,582)     (66,069)
         Proceeds from sales of securities available for sale                  81,280       37,651
         Proceeds from maturities of securities available for sale              7,635       18,821
         Net decrease in loans                                                 25,818       21,527
         Capital expenditures                                                    (933)      (2,227)
         Proceeds from sale of premises, equipment, and other real estate       2,303          177
         Net cash paid for sale of branches                                         0      (10,728)
                                                                            ---------    ---------
     Net cash provided by (used in) investing activities                        6,155       (3,510)
                                                                            ---------    ---------

     Cash flows from financing activities:
         Net decrease in deposits                                             (19,207)     (11,726)
         Net decrease in federal funds purchased                                    0       (1,800)
         Proceeds from borrowings                                                   0       20,000
         Principal payments on borrowings                                        (313)        (362)
         Proceeds from issuance of common stock                                     0          239
         Retirement of common stock                                                 0          (93)
         Dividends paid                                                        (1,755)      (2,107)
                                                                            ---------    ---------
     Net cash provided by (used in) financing activities                      (21,275)       4,151
                                                                            ---------    ---------

Net increase (decrease) in cash and cash equivalents                          (10,886)       6,897
Cash and cash equivalents at beginning of period                               36,747       20,829
                                                                            ---------    ---------

Cash and cash equivalents at end of period                                  $  25,861    $  27,726
                                                                            =========    =========







--------------------------------------------------------------------------------
     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
                             (Dollars in thousands)
                                   (Unaudited)


---------------------------------------------------------------------------------
                                                                Nine Months Ended
                                                                --September 30,--
                                                                  2002      2001
                                                                  ----      ----
Supplemental cash flow information:

Cash paid for:
    Interest                                                    $13,872   $21,750
    Income taxes                                                    550     1,195

Noncash investing and financing activities:
    Transfers of foreclosures from loans to other real estate     5,181     1,899
    Assets and liabilities divested in branch sales:
         Loans                                                        0         8
         Premises and equipment, net                                  0       466
         Deposits                                                     0    11,683
         Other liabilities                                            0        34






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

3.   QUARTERLY FINANCIAL RESTATEMENT

     As a result of additional loan file reviews conducted in the fourth quarter, including those of the regulators and third party consultants, management determined an additional provision for loan losses should be provided for in the quarter ended September 30, 2002. The September 30, 2002, Form 10-Q has been amended on this Form 10-Q/A to reflect an additional provision for loan losses of $2,310,000, net of taxes of $785,000, for an increase in the net loss of $1,525,000 from the previously reported financial statements.





--------------------------------------------------------------------------------

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

4.   EARNINGS (LOSS) PER SHARE

     The factors used in the earnings (loss) per common share computation follow.


                                                            Three Months         Nine Months
                                                         Ended September 30,   Ended September 30,
                                                           2002       2001      2002       2001
                                                           ----       ----      ----       ----
                                                           (In thousands, except per share data)
Basic earnings (loss) per common share:
  Net income (loss)                                       $(8,482)   $ 1,887   $(8,586)   $ 5,101
                                                          =======    =======   =======    =======
  Weighted average common shares outstanding                7,019      7,021     7,019      7,019
                                                          =======    =======   =======    =======

    Basic earnings (loss) per common share                $ (1.20)   $  0.27   $ (1.22)   $  0.73
                                                          =======    =======   =======    =======
Diluted earnings (loss) per common share:
  Net income (loss)                                       $(8,482)   $ 1,887   $(8,586)   $ 5,101
                                                          =======    =======   =======    =======

  Weighted average common shares outstanding
    for basic earnings (loss) per common share              7,019      7,021     7,019      7,019
  Add:  Dilutive effect of assumed exercise
    of stock options                                            2          3         3          3
  Add:  Dilutive effect of directors' deferred stock
    compensation                                                0          1         0          1
                                                          -------    -------   -------    -------
    Average shares and dilutive potential common shares     7,021      7,025     7,022      7,023
                                                          =======    =======   =======    =======

       Diluted earnings (loss) per common share           $ (1.20)   $  0.27   $ (1.22)   $  0.73
                                                          =======    =======   =======    =======

5.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2002 and December 31, 2001, are as follows (in thousands):


                                        ---September 30, 2002---       ---December 31, 2001-----
                                         Amortized    Estimated         Amortized     Estimated
                                           Cost       Fair Value          Cost        Fair Value
                                           ----       ----------          ----        ----------
U.S. Treasury securities and
  obligations of U.S. government
  agencies and corporations               $     0       $     0          $ 3,350       $ 3,128
Obligations of states and political
  subdivisions                              5,172         5,752            5,288         5,418
Corporate securities                       10,591        11,225            8,063         8,571
Mortgage-related securities                68,096        68,354           44,941        44,768
                                          -------       -------          -------       -------

  Total investment securities
    available for sale                    $83,859       $85,331          $61,642       $61,885
                                          =======       =======          =======       =======

     The amortized cost and estimated fair value of investment securities pledged to Treasury, Tax and Loan and borrowings were $53,390,000 and $53,816,000 at September 30, 2002, respectively.




--------------------------------------------------------------------------------

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

6.   ALLOWANCE FOR LOAN LOSSES

     Activity in the allowance for loan losses for the nine months ended September 30, 2002 and 2001, is summarized as follows (in thousands):


                                      September 30,   September 30,
                                          2002            2001
                                          ----            ----
       Balance at beginning of period   $ 10,444        $  9,454
       Charge-offs                        (9,746)         (2,445)
       Recoveries                            233             739
       Provision for loan losses          17,051           1,900
                                        --------        --------

       Balance at end of period         $ 17,982        $  9,648
                                        ========        ========

     The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired under current accounting standards. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. Management has determined that commercial, financial, and agricultural loans and commercial real estate loans that have a nonaccrual status or have had their terms restructured meet this definition. Large groups of homogeneous loans, such as mortgage and consumer loans and leases, are collectively evaluated for impairment. Specific allowances for impaired loans are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent. Interest income on impaired loans is recognized on the cash basis.

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




--------------------------------------------------------------------------------

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

--------------------------------------------------------------------------------

7.   BORROWINGS

     Borrowings consist of the following at September 30, 2002 and December 31, 2001 (in thousands):

                                                                                        September 30,   December 31,
                                                                                            2002           2001
                                                                                            ----           ----
       Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
         maturities from less than one year to ten years                                $    86,554     $    86,867

       Farmers Home Administration, fixed rate note payable, maturing
         August 24, 2024, interest payable at 1%                                              1,682           1,682
                                                                                        -----------     -----------

                                                                                        $    88,236     $    88,549
                                                                                        ===========     ===========

     As of September 30, 2002, the Federal Home Loan Bank borrowings are collateralized by a blanket collateral agreement on the Corporation's residential mortgage loans of $49,864,000; U.S. government and agency securities with an estimated fair value of $52,779,000; and Federal Home Loan Bank stock of $4,375,000. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2002. Borrowings other than Federal Home Loan Bank advances are not subject to prepayment penalties.







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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

FINANCIAL OVERVIEW:

Year-to-date consolidated net loss was $8.6 million through September 30, 2002, compared to net income of $5.1 million for the same period in 2001. Diluted loss per share was $1.22 for the nine months ended September 30, 2002, compared to earnings of $0.73 for the same period in 2001. The provision for loan losses increased on a year-to-date basis from $1.9 million for the nine months ended September 30, 2001 to $17.1 million for the nine months ended September 30, 2002. Total assets declined $29.3 million from December 31, 2001 to September 30, 2002. The loan portfolio continued to experience declines through the third quarter of 2002, decreasing $40.5 million from December 31, 2001 to September 30, 2002. Deposits have decreased $19.2 million since December 31, 2001.

FINANCIAL CONDITION:

Cash and Cash Equivalents: Cash and cash equivalents decreased $10.9 million through the third quarter of 2002. This was due to a reduced need for liquidity and management's decision to invest available cash in securities.

Investment Securities: Available-for-sale securities increased $23.4 million, or 37.9%, from December 31, 2001 to September 30, 2002, with the balance on September 30, 2002 totaling $85.3 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2002, $53.4 million of the investment securities were pledged. The increase in investment securities is attributable to funds available from the reductions in the loan portfolio and cash and cash equivalents, offset by the reduction in the deposits.

Loans: Through the third quarter of 2002, loan balances decreased by $40.5 million or 8.0%. As planned, the Bank continues to decrease certain segments of its loan portfolio through tightened underwriting and credit practices and controls. The particular industry segments that have decreased are gaming and forestry, as well as loans to governmental entities. The Corporation is attempting to reduce the level of loans to the hotel and tourism industry. Historically this has been an area of growth in the loan portfolio, however, as a result of curtailing new credit relationships in this industry, the overall loan balances outstanding remained unchanged in the third quarter. It is expected that the outstanding loan balances will further reduce in the near term as management continues to tighten credit policies and reduce exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, controls are in place to more effectively manage the risk in the loan portfolio. As shown in the table below, the decrease in the loan portfolio between December 31, 2001 and September 30, 2002, resulted mainly from declines in commercial, commercial real estate, and residential real estate loans.

Following is a summary of the loan mix at September 30, 2002 and December 31, 2001 (in thousands):


                                              September 30,     % of       December 31,      % of
                                                  2002          Total          2001          Total
                                                  ----          -----          ----          -----
   Commercial real estate                       $ 67,439         14.5        $ 77,892         15.4
   Commercial, financial, and agricultural       218,738         47.2         236,961         46.9
   Leases:
       Commercial                                 54,088         11.7          45,195          9.0
       Governmental                               33,021          7.1          37,247          7.4
   1-4 family residential real estate             81,233         17.5          93,574         18.6
   Consumer                                        6,777          1.5           9,516          1.9
   Construction                                    2,603          0.5           4,027          0.8
                                                --------        -----        --------        -----

       Total loans                              $463,899        100.0        $504,412        100.0
                                                ========        =====        ========        =====

Credit Quality: The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At September 30, 2002, the allowance for loan losses increased to 3.88% of total loans outstanding from 2.07% at December 31, 2001.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Management analyzes the allowance for loan losses in detail on a quarterly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding increased to 2.05% from 0.33% for the nine months ended September 30, 2002 and 2001, respectively. Net charge-offs for the nine-month period ended September 30, 2002, were $9,513,000 compared to $1,706,000 for the same period in 2001. The provision for loan losses was increased $15.2 million from $1.9 million for the nine months ended September 30, 2001 to $17.1 million for the nine months ended September 30, 2002.

Following is the allocation of the allowance for loan losses as of September 30, 2002 and December 31, 2001 (in thousands):

                                             September 30,    December 31,
                                                 2002             2001
                                                 ----             ----
       Commercial loans and leases           $    14,511       $     8,327
       Real estate and mortgages                   2,072             1,191
       Consumer                                      248               152
       Unallocated                                 1,151               774
                                             -----------       -----------

       Total                                 $    17,982       $    10,444
                                             ===========       ===========

The following ratios assist management in the determination of the Corporation's credit quality:

                                                    September 30,   December 31,
                                                        2002            2001
                                                        ----            ----
    Allowance to total loans                             3.9%            2.1%
    Net charge-offs to average outstanding loans         2.0%            0.5%
    Nonperforming loans to gross loans                   4.7%            2.0%

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

During the current quarter the ongoing review of loan documentation, collateral, and the risk ratings assigned to loans was performed internally and by the Bank's regulators. This review resulted in a substantial increase in internally classified assets. Included in the classified assets were $17.5 million in loans to current and former directors, officers, and employees of the Bank and their related entities. Management is currently addressing both those classified assets and the Bank's credit underwriting procedures for loans to directors, officers, employees, and their related entities, in order to take appropriate action.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

As a result of the increased level of internally classified assets, the Corporation has tightened its underwriting standards for all types of loans, strengthened collection and workout procedures, and enhanced the monitoring of collateral value. Additional staffing and external resources were added to the collection and loan underwriting process. Executive Administrator positions have now been established for the Upper and Lower Peninsula branches. Their primary function will be to work with the lenders in the branches to assist lenders and customers with effective handling and proper structuring of the credits. All lenders report to these executives and will be responsible for adherence to the Corporation's loan policy and underwriting standards.

As a result of these changes, in addition to controlling the growth of the Corporation, management believes that credit problems will be identified earlier when there may be more opportunities for a favorable resolution.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the balance sheet. The following table represents the activity in other real estate (in thousands):


         Balance at January 1, 2001                          $  908
         Other real estate transferred from loans             4,413
         Other real estate purchased                            763
         Other real estate sold                              (1,873)
                                                             ------

         Balance at December 31, 2001                         4,211
         Other real estate transferred from loans             5,181
         Write downs of other real estate                      (299)
         Other real estate sold                              (2,439)
                                                             -------

         Balance at September 30, 2002                       $6,654
                                                              =====

During the first nine months of 2002, the Corporation received real estate in lieu of loan payments of $5.2 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reductions in the fair value result in a write-down of other real estate. In the first nine months of 2002, the Corporation recorded write-downs of $299,000. Additional write-downs on other real estate may be recorded based on future re-evaluations of current realizable fair values.

Other Assets: Other assets increased $7.7 million through the third quarter of 2002. The significant items reflected in the increase are the increase in other real estate of $2.4 million and the increase in the federal tax asset of $5.0 million. The majority of the federal tax asset relates to the tax benefit arising from the loss generated in the current year. The tax benefit of the loss is anticipated to be realized by utilizing loss carrybacks.

Deposits: Total deposits through the third quarter have decreased $19.2 million, or 4.0%. The decrease occurred in interest-bearing deposit balances throughout the Bank's branch network. This decrease was particularly due to management's decision to reduce the level of the loan portfolio. Also, the Bank underwent a Bank-wide consumer demand deposit account merger and implemented the Generation Gold product, which raised service charges on these accounts due to the increased customer benefits from this product, resulting in a reduction of consumer deposits.

Borrowings: In addition to deposits, the Corporation uses alternative funding sources to provide funds for lending activities and to support the Bank's investment portfolio. Alternative sources can be obtained at interest rates which are competitive with retail deposit rates and with minimal administrative costs. Borrowings have remained relatively stable from December 31, 2001 to September 30, 2002. At September 30, 2002, $86.5 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment on investment securities.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Guaranteed Preferred Beneficial Interests in the Corporation's Subordinated
Debentures: In 1999, the Corporation completed a private offering of Capital, or Trust Preferred, securities in the amount of $12,450,000. Under regulatory guidelines, guaranteed preferred beneficial interests in the Corporation's subordinated debentures are eligible as regulatory capital, as defined, subject to certain limitations. Due to the present financial condition in the current quarter, the Board of Directors adopted a resolution to apply for the deferment of interest payments on the Trust Preferred securities. The trust document allows for a deferral of interest payments for up to 20 quarters and it is expected that interest will not be paid until the Board of Directors believes it is prudent.

Shareholders' Equity: Total shareholders' equity decreased $9.5 million from December 31, 2001 to September 30, 2002. The decrease is comprised of a net loss of $8.6 million, combined with dividends declared of $1.8 million, offset by an increase in the net unrealized gain on securities of $810,000. The Board of Directors does not anticipate declaring any dividends in the near future.

RESULTS OF OPERATIONS:

Net Interest Income: Net interest income before provision for loan losses for the quarter ended September 30, 2002, decreased by $2.1 million, or 33.4%, compared to the same period one year ago. The decrease in loan volume offset by the decrease in deposit volume during the past twelve months, combined with decreases in interest rates, have resulted in the decline in net interest income. The Corporation is asset sensitive, so assets will reprice more quickly than liabilities and, therefore, in a falling rate environment net interest income is negatively impacted. Net interest income before provision for loan losses for the nine months ended September 30, 2002, decreased by $4.0 million, or 21.9%, compared to the same period in 2001.

The prime interest rate declined .50% subsequent to September 30, 2002. The decline in interest rates will adversely impact interest margin. The Corporation had $263 million of variable rate loans and short term investments whose contractual interest rate declined .50% when the prime rate declined. The Corporation had approximately $200 million of variable rate deposits at September 30, 2002. The interest rate on these deposits can be changed at management's discretion. In consideration of a liquidity management strategy, the Corporation has chosen to make de minimus changes to these deposit rates.

Provision for Loan Losses: The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses increased by $12.2 million and $15.2 million for the quarter ended and nine-month period ended September 30, 2002, respectively, when compared to the same periods in 2001. The provision for loan losses was increased during the current year due to increased charge-offs and factors discussed above relative to the increase in the allowance for loan losses. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. Additional provisions for loan losses are possible.

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

LIQUIDITY:

Cash and cash equivalents have decreased $10.9 million for the nine months ended September 30, 2002. This decrease is primarily a result of the decrease in customer deposits of $19.2 million offset by the net decrease in investment securities and loans of $4.2 million. Management anticipates the decrease in deposits to continue for the near future, primarily as a result of the facts discussed below. Management also anticipates that loans will continue to decrease for the near future due to the tightening of credit underwriting standards and the transition to new lenders. This decrease in loans is anticipated to offset the cash outflow caused by the deposit decrease. The Corporation's liquidity plan is discussed below.

During the first week in November 2002, and in conjunction with the announcement of the third quarter results and negative publicity, the Corporation experienced an unexpected decrease in deposits particularly from local government entities. It is anticipated that further deposit decreases may occur. The Corporation, as of November 7, 2002, still had approximately $32 million of municipal deposits. The Corporation's capital remains above the regulatory minimum levels (as shown below).

The Corporation previously had lines of credit with two correspondent banks which have been discontinued. The Corporation currently operates without secured or unsecured lines of credit from correspondent banks.

The Corporation is in the process of applying to the Federal Reserve Bank for a secured line of credit collateralized by loans receivable.

To address possible liquidity issues, the Corporation is revising its liquidity plan to provide both short-term and long-term strategies. The Corporation's ability to increase its borrowings from the Federal Home Loan Bank and its correspondent banks, is minimal. Therefore, short-term liquidity sources include the sale of unencumbered investment securities available-for-sale, sale of assets, and generating new deposits via the Internet CD network. In addition, the trust preferred subordinated debenture agreement allows for the suspension of payments for up to 20 quarters.

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

                                 Tier I          Tier I              Total
                               Capital to      Capital to         Capital to
                                 Average      Risk-Weighted      Risk-Weighted
                                 Assets          Assets             Assets
                                 ------          ------             ------
     Regulatory minimum           4.0%            4.0%                8.0%

     The Corporation
         September 30, 2002       6.8%            9.0%               10.7%
         December 31, 2001        8.4%            11.1%              12.3%

The capital levels include adjustment for the Capital, or Trust Preferred, Securities issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of cumulative preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of September 30, 2002, $10,486,000 of the $12,450,000 of Capital Securities were available as Tier I capital of the Corporation.

In addition to the generally applicable regulatory capital requirements set forth above, since January 2002, the Bank has been required by Federal and State regulatory authorities to maintain its Tier 1 capital at a level equal to or exceeding 6.5% of the Bank's total assets, and if such level is less than 6.5% at June 30 or December 31 of any year while the requirement is in effect, to submit to such regulatory authorities within 30 days thereafter a plan for augmentation of the Bank's capital accounts to restore such ratio to 6.5%. At June 30 and September 30, 2002, the Bank was in compliance with this requirement. At the same time, the Federal and State regulatory authorities required the Bank to take various other steps, among other things, to improve asset quality, to reduce certain loan concentrations, and to improve loan documentation, credit underwriting, and loan and lease loss provision procedures.

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

Management is working to comply with the above recommendations of the Federal and State regulatory authorities. Upon completion of the current examination process it is possible that additional restrictions could be placed on the Corporation and the Bank by the regulators. The FDIC assesses deposit insurance premiums based on various considerations. As a result of the Bank's current status it is likely that the Bank's assessment will increase in 2003, though the amount of the increase is unknown.

SUBSEQUENT EVENTS:

Subsequent to the release of the quarterly results and discussions with NASDAQ regarding potential de-listing of the Corporation's stock, the traded value of the Corporation's stock decreased significantly. The traded value of the Corporation's stock is a key component of the analysis of the impairment of goodwill. The decline in the market value of the Corporation's stock in the fourth quarter resulted in the impairment of the entire balance of goodwill of $3,647,000. This impairment charge will be recognized in the fourth quarter of 2002.

As discussed in the liquidity section above, the Corporation experienced an unexpected decrease in deposits in the fourth quarter. In applying purchase accounting to prior acquisitions, the Corporation had recorded a core deposit premium asset. Maintaining deposit balances is a key component in computing impairment. Due to the decrease in deposits, management expects to record an impairment adjustment on the core deposit premium of approximately $114,000 in the fourth quarter of 2002.

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

     Exhibit 3.2 Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

     Exhibit 99.1  Certification Pursuant to 18 U.S.C. Section 1350.

(b) There was only one Form 8-K filed during the quarter ended September 30, 2002. Form 8-K dated August 28, 2002 announced the change in the Registrant's certifying accountant from Wipfli Ullrich Bertelson LLP to Rehmann Robson.

     The following Form 8-K filings occurred during the fourth quarter of 2002. They are being disclosed here due to events and circumstances which necessitated the filing of this amended Form 10-Q:

     - Form 8-K dated November 11, 2002, announced the resignation of Rehmann Robson as the Registrant's certifying accountant.
     - Form 8-K dated December 16, 2002, announced the appointment of Plante & Moran as the Registrant's certifying accountant.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                NORTH COUNTRY FINANCIAL CORPORATION
                                -----------------------------------
                                              (Registrant)



1/9/03                          By:  /s/Sherry L. Littlejohn
---------                         -------------------------------------------
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

1. I have reviewed this quarterly report on Form 10-Q of North Country Financial Corporation;

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


1/9/03                     /s/Sherry L. Littlejohn
---------                  -----------------------------------------------------
Date                       SHERRY L. LITTLEJOHN,
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (chief executive officer and chief financial officer)

                                 EXHIBIT INDEX



EXHIBIT NO.     DESCRIPTION

EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002