Form 10-K
period 2002-12-31
NORTH COUNTRY FINANCIAL CORP
filed 2003-04-15
CIK 36506

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from         to
                                              -------    --------

                         Commission file number 0-20167

                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)


                  MICHIGAN                            38-2062816
      (State of other jurisdiction of              (I.R.S. Employer
       incorporation or organization)             Identification No.)

               130 South Cedar Street, Manistique, Michigan 49854
               (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (800) 200-7032

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

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act). Yes      No  X
                                       ---     ---

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $8.00 as of June 30, 2002, was $52.2 million. As of March 14, 2003, there were outstanding 7,019,152 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Corporation's 2002 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held May 22, 2003 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1:  BUSINESS

North Country Financial Corporation (the "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. The Corporation owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust (the "Bank"). The Corporation also owns eight non-bank subsidiaries: First Manistique Agency, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a relending company for nonprofit organizations; North Country Financial Group, a broker of loans and leases including tax-exempt lease/purchase financing to municipalities; North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities; NCB Real Estate Company, which owns several properties used by the Bank; North Country Mortgage Company LLC, an entity engaged in the business of mortgage lending and brokering; and North Country Employee Leasing Company, a company that leases employees to North Country Bank and Trust. The Bank represents the principal asset of the Corporation. The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities along with other permitted activities closely related to banking.

The Corporation became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, on April 1, 1976, when it acquired First Northern Bank and Trust ("First Northern"). On May 1, 1986, Manistique Lakes Bank merged with First Northern. The Corporation acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Corporation until September 30, 1995, when it was merged into First Northern. First Northern acquired Newberry State Bank on December 8, 1994, in exchange for cash. On September 15, 1995, First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank, in exchange for cash. The Corporation acquired all of the outstanding stock of South Range State Bank ("South Range") on January 31, 1996, in exchange for cash and notes. On August 12, 1996, First Northern and South Range changed their names to North Country Bank and Trust and North Country Bank, respectively. On February 4, 1997, the Corporation acquired all of the outstanding stock of UP Financial Inc., the parent holding company of First National Bank of Ontonagon ("Ontonagon"). Ontonagon was merged into North Country Bank. North Country Bank was operated as a separate banking subsidiary of the Corporation until March 10, 1998, when it was merged into North Country Bank and Trust. On June 25, 1999, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Kaleva and Mancelona branches of Huntington National Bank in exchange for cash. On July 23, 1999, North Country Bank and Trust sold the fixed assets and deposits of the Rudyard and Cedarville branches to Central Savings Bank in exchange for cash.

On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash. On July 13, 2001, North Country Bank and Trust sold the fixed assets and deposits of the St. Ignace and Mackinaw Island branches to Central Savings Bank in exchange for cash. On November 9, 2001, North Country Bank and Trust sold the fixed assets and deposits of the Curtis and Naubinway branches to State Savings Bank in exchange for cash. On November 22, 2002, North Country Bank and Trust sold the fixed assets and deposits of the Menominee branch to Stephenson National Bank and Trust in exchange for cash.

The Bank has 16 branch offices located in the Upper Peninsula of Michigan and 10 branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Grand Traverse, Otsego, Wexford, Manistee, Antrim, Leelanau, Emmet, Schoolcraft, Menominee, Delta, Dickinson, Houghton, Baraga, Ontonagon, Marquette, Luce, Alger, Chippewa and Charlevoix counties. The Bank provides drive-in convenience at 19 branch locations and has automated teller machines operating at 13 locations. The Bank has no foreign offices.

The Corporation is headquartered in Manistique, Michigan. The executive offices and mailing address of the Corporation are located at 130 South Cedar Street, Manistique, Michigan 49854.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995, and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies or expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

   o General economic conditions, either nationally or in the state(s) in which the Corporation does business;

   o Legislation or regulatory changes which affect the business in which the Corporation is engaged;

   o Changes in the interest rate environment which increase or decrease interest rate margins;

   o Restrictions and requirements imposed on the Corporation and the Bank by formal action against them by bank regulatory agencies;

   o Failure or inability of the Bank to comply with the terms of the Cease and Desist Order applicable to it;

   o Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

   o Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;

   o   The ability of borrowers to repay loans;

   o   The effects on liquidity of unusual decreases in deposits;

   o   Changes in consumer spending, borrowing, and saving habits;

   o   Technological changes;

   o Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

   o Difficulties in hiring and retaining qualified management and banking personnel;

   o   The Corporation's ability to increase market share and control expenses;

   o   The effect of compliance with legislation or regulatory changes;

   o   The effect of changes in accounting policies and practices;

   o Changes required to attain and maintain regulatory capital levels required by bank regulatory agencies, and the extent to which additional capital is available at a feasible cost;

   o The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and

   o The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 7, as well as those discussed elsewhere in this Report and the documents incorporated herein by reference.

These risks and uncertainties should be considered in evaluating forward-looking statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission ("SEC"). All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

OPERATIONS

The principal business the Corporation is engaged in, through the Bank, is the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing. Funds for the Bank's operation are also provided by Internet deposits and through borrowings from the Federal Home Loan Bank ("FHLB") system, proceeds from the sale of loans and mortgage-backed and other securities, funds from repayment of outstanding loans and earnings from operations. Earnings depend primarily upon the difference between (i) revenues from loans, investments, and other interest-bearing assets and (ii) expenses incurred in payment of interest on deposit accounts and borrowings, maintaining an adequate allowance for loan losses, and general operating expenses.

GENERAL DEVELOPMENTS

The principal source of revenue for the Corporation is interest and fees on loans and investment income. The sources of income for the three most recent years are as follows (in thousands):

                                                          2002         2001         2000
                                                        --------     --------     --------
     Interest and fees on loans                         $ 31,871     $ 44,583     $ 49,880
     Investment income                                     3,626        5,052        3,768
     Other interest income                                   472          840          852
     Noninterest income                                    5,258       10,436        7,001

COMPETITION

Banking is a highly competitive business. The Bank competes for loans and deposits with other banks, savings and loan associations, credit unions, mortgage bankers, and investment firms in the scope and type of services offered, pricing of loans, interest rates paid on deposits, and number and location of branches, among other things. The Bank also faces competition for investors' funds from mutual funds and corporate and government securities.

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

EMPLOYEES

As of March 14, 2003, the Corporation and its subsidiaries employed, in the aggregate, 142 employees equating to 138 full-time equivalents. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation and management believes that its relationship with its employees is satisfactory.

BUSINESS

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. Historically, the Bank has predominantly sold its conforming residential mortgage loans in the secondary market. The Bank has also financed commercial and governmental leases throughout the country. Leases were originated by the Corporation's subsidiary, North Country Financial Group, and unrelated entities. In March 2003, the Corporation made a decision to cease the operations of North Country Financial Group. This was done in order to refocus the Corporation's lending efforts to loans in its immediate market area; decrease the size of certain segments of the loan portfolio; and diversify the loan portfolio. The Corporation may pursue new lease opportunities through unrelated entities, where the credit quality and rate of return on the transactions fit its strategies. The Bank reviews the credit quality of each lease before entering into a financing agreement. The Bank accounts for these transactions as loans.

The Bank supports the service industry, with its hospitality and related businesses as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank's market areas is affected by summer and winter tourism activities.

The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represented $86.8 million or 32.1% of the commercial loan portfolio at December 31, 2002. No material portions of the Bank's deposits have been received from a single person, industry, group, or geographical location.

The Bank is a member of the FHLB. The FHLB provides an additional source of liquidity and long-term funds. Membership in the FHLB has provided access to attractive rate advances as well as advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit and demand deposit accounts in its local branching network and through the Internet CD network. The Bank also utilizes brokered deposits to fund liquidity requirements.

The Bank has a secondary borrowing line of credit available to respond to deposit fluctuations and temporary loan demands. This line is available to the Bank on a collateralized basis.

As of December 31, 2002, the Bank had no material risks relative to foreign sources. See the "Interest Rate Risk" and "Foreign Exchange Risk" sections in Management's Discussion and Analysis of Financial Condition and Results of Operation for details on the Corporation's foreign account activity.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank's capital expenditures, earnings, or competitive position.

SUPERVISION AND REGULATION

As a registered bank holding company, the Corporation is subject to regulation and examination by the Board of Governors of the Federal Reserve System (Federal Reserve Board) under the Bank Holding Company Act, as amended (BHCA). The Bank is subject to regulation and examination by the Michigan Office of Financial and Insurance Services (OFIS) and the Federal Deposit Insurance Corporation (FDIC).

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

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total risk-based capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. As of December 31, 2002, the Corporation and the Bank are undercapitalized. Information pertaining to the Corporation's capital plan is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2002 Annual Report, and is incorporated here by reference.

Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions.

In 1999, Congress enacted the Gramm-Leach-Bliley Act (the "Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial service organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose. Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Corporation has determined not to request certification as a financial holding company at this time. The Corporation may reconsider this determination in the future.

In October 2001, the Bank was notified by the FDIC that it is a "troubled institution" within the meaning of FDIC regulations. As a troubled institution, the Bank is required to notify the FDIC 30 days prior to the addition or replacement of a Board member and the employment or changes in responsibilities of a senior executive officer.

In September, 2002, a regularly-scheduled safety and soundness examination of the Bank was conducted by its principal regulators, the OFIS and the FDIC. Following the completion of the regularly scheduled safety and soundness examination of the Bank by the FDIC and the OFIS, and the Bank's receipt of the related Joint Report of Examination ("Report"), the FDIC and the OFIS, with the consent of the Bank, on March 26, 2003, entered a formal Cease and Desist Order (the "Order") under Federal and state banking laws.

Additional information pertaining to the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2002 Annual Report, and is incorporated here by reference.

MONETARY POLICY

The earnings and business of the Corporation and the Bank depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank to obtain its deposits and other borrowings, and the interest rates received, by the Bank on loans extended to its customers and on securities held in the Bank's portfolio, comprises the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, and accordingly, its earnings and growth will be subject to the influence of economic conditions generally, both domestic and foreign, including inflation, recession and unemployment, and also the monetary policies of the Federal Reserve Board. The Federal Reserve Board implements national monetary policies designed to curb inflation, combat recession, and promote growth through, among other means, its open-market dealings in US government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, through adjustments to the discount rate applicable to borrowings by banks that are members of the Federal Reserve System, and by adjusting the Federal Funds Rate, the rate charged in the interbank market for purchase of excess reserve balances. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted with certainty.

SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Obligations, and Shareholders' Equity; Interest Rates and Interest Differential

The key components of net interest income, the daily average balance sheet for each year - including the components of earning assets and supporting obligations - the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2002 Annual Report, and is incorporated here by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2002 Annual Report, and is incorporated here by reference.

II.      Investment Portfolio

      A. Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (in thousands):

                                                   2002         2001         2000
                                                 --------     --------     --------
U.S. Treasury and federal agencies               $      0     $  3,128     $ 10,882
State and political subdivisions                    5,632        5,418       15,542
Corporate securities                               11,264        8,571        4,740
Mortgage-related securities                        51,059       44,768       40,902
                                                 --------     --------     --------
TOTAL                                            $ 67,955     $ 61,885     $ 72,066
                                                 ========     ========     ========

      B. Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2002 (fully taxable equivalent, in thousands):

                                          1 Year or Less         1-5 Years         5-10 Years        Over 10 Years
                                          --------------         ---------         ----------        -------------
State and political subdivisions                     $55              $976               $463               $4,138
Corporate securities                                   0             2,070                498                8,696
Mortgage-related securities                            0                 0                  0               51,059
Weighted average yield (1)                          7.97%             7.84%              9.11%                5.27%

----------
     (1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio

     A. Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (in thousands):

                                         2002         2001         2000         1999         1998
                                       --------     --------     --------     --------     --------
Commercial real estate                 $ 61,556     $ 77,892     $ 90,635     $ 79,000     $ 82,207
Commercial, financial and
agricultural                            290,371      319,403      314,953      250,281      197,015
1-4 family residential real estate       74,366       93,574      113,834      107,750       97,415
Consumer                                  5,706        9,516       13,059       17,051       23,160
Construction                              3,044        4,027        9,208       12,539       11,923
                                       --------     --------     --------     --------     --------
TOTAL                                  $435,043     $504,412     $541,689     $466,621     $411,720
                                       ========     ========     ========     ========     ========

Included in loan totals for December 31, 2002, 2001, and 2000 are $4.1 million, $6.4 million, and $6.6 million of loans to Canadian obligors.

To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2002, based on scheduled principal repayments (in thousands).

                                                           Commercial,        1-4 Family
                                      Commercial Real     Financial and    Residential Real
                                           Estate         Agricultural          Estate        Consumer   Construction
                                      ----------------    -------------    ----------------   --------   ------------
In one year or less                            $18,318          $39,123              $1,948       $814         $2,462
After one year but within
five years:
  Variable interest rates                        3,512          113,929               7,612          0              0
  Fixed interest rates                          33,057           50,941               7,580      4,892            582
After five years:
  Variable interest rates                        2,704           51,666              17,739          0              0
  Fixed interest rates                           3,965           34,712              39,487          0              0
                                      ----------------    -------------    ----------------   --------   ------------
TOTAL                                          $61,556         $290,371             $74,366     $5,706         $3,044
                                      ================    =============    ================   ========   ============

     C. Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (in thousands):

                                     2002         2001         2000         1999         1998
                                   --------     --------     --------     --------     --------
Nonaccrual loans                   $ 26,814     $  4,015     $ 10,547     $     95     $  2,174
Interest income that would
have been recorded for
nonaccrual loans
under original
terms                                 1,653        1,597        1,478            3          207

Interest income recorded
during period for
nonaccrual loans                      1,120        1,521        1,125            0            0

Accruing loans
past due 90 days or
more                                    401        4,878        3,117        2,452        1,238

Restructured loans not
included above                       11,155       16,151        3,654            0            0

Canadian loans totaling $650,000 were included in the nonaccrual category as of December 31, 2002.

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (in thousands):

                                     2002          2001          2000          1999          1998
                                   --------      --------      --------      --------      --------
Balance of allowance for
loan losses at beginning
of period                          $ 10,444      $  9,454      $  6,863      $  6,112      $  5,600

Loans charged off:
Commercial, financial
and agricultural                     11,925         2,385         2,837           405           406
Real estate - construction                0             0             0             0             0
Real estate - mortgage                  504           320           328            74            31
Consumer                                141           253           263           329           368
                                   --------      --------      --------      --------      --------
Total loans charged off              12,570         2,958         3,428           808           805
                                   --------      --------      --------      --------      --------

Recoveries of loans
previously charged off:
Commercial, financial
and agricultural                        314           640            66             9            47
Real estate - construction                0             0             0             0             0
Real estate - mortgage                    3            20             9            10             0
Consumer                                 59            88            69            83            70
                                   --------      --------      --------      --------      --------
Total recoveries                        376           748           144           102           117
                                   --------      --------      --------      --------      --------

Net loans charged off                12,194         2,210         3,284           706           688
Provisions charged to
expense                              26,658         3,200         5,875         1,457         1,200
                                   --------      --------      --------      --------      --------
Balance at end of period           $ 24,908      $ 10,444      $  9,454      $  6,863      $  6,112
                                   ========      ========      ========      ========      ========

Ratio of net charge-offs
during period to average
loans outstanding                       2.6%          0.5%          0.7%          0.2%          0.2%

     B. Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table (in thousands). The percentages shown represent the percent of each loan category to total loans.

                             2002               2001              2000               1999               1998
                       ----------------   ----------------   ----------------   ----------------   ----------------
                        Amount     %       Amount     %       Amount     %       Amount     %       Amount     %
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
Commercial,
financial and
agricultural           $ 22,703    80.9%  $  9,136    78.7%  $  4,914    74.9%  $  3,492    70.5%  $  2,669    67.8%
Real estate -
construction                  0     0.7%         0     0.8%         0     1.7%       114     2.7%        65     2.9%
Real estate -
mortgage                  2,110    17.1%     1,191    18.6%       136    21.0%       835    23.1%       622    23.7%
Consumer                     95     1.3%       152     1.9%       371     2.4%       326     3.7%       299     5.6%
Unallocated                   0     N/A        774     N/A      4,033     N/A      2,096     N/A      2,507     N/A
                       --------  ------   --------  ------   --------  ------   --------  ------   --------  ------
TOTAL                  $ 24,908     100%  $ 10,444     100%  $  9,454     100%  $  6,863     100%  $  6,112     100%
                       ========  ======   ========  ======   ========  ======   ========  ======   ========  ======

V. Deposits

At December 31, 2002, $2.9 million of total deposits are from Canadian customers.

The following table presents the maturities of certificates of deposits and other time deposits of $100,000 or more as of December 31, 2002 (in thousands):

         3 months or less                       $  7,516
         Over 3 months through 6 months            4,742
         Over 6 months through 12 months          14,285
         Over 12 months                           10,843
                                                --------
         Total                                  $ 37,386
                                                ========

VI. Return on Equity and Assets

Selected financial data of the Corporation is contained in the Corporation's 2002 Annual Report, under the caption "Selected Financial Data," and is incorporated here by reference.

See Item 6 of this Form 10-K, "Selected Financial Data"

VII. Financial Instruments with Off-Balance Sheet Risk

The Corporation is a party to financial instruments with off-balance sheet risk in the normal course of business to meet financial needs of its customers. These financial instruments include commitments to make loans, unused lines of credit, and standby letters of credit. The Corporation's exposure to credit loss in the event of nonperformance by the other party to the financial instrument is represented by the contractual amount of those instruments. The Corporation follows the same credit policy to make such commitments as it uses for on-balance-sheet items.

The Corporation had the following fixed and variable rate commitments outstanding at December 31 (in thousands):

                                                   2002                2001
                                             -----------------   -----------------
                                              Fixed   Variable    Fixed   Variable
                                             -------  --------   -------  --------
         Outstanding letters of credit          $127   $13,161        $0   $13,967
         Unused lines of credit               10,484    61,690    12,554    75,442
         Loan commitments outstanding          1,480       942    21,298     8,687

Fixed rates on unused lines of credit and loan commitments ranged from 5.75% to 18.00% at December 31, 2002.

Since many commitments to make loans expire without being used, the amount does not necessarily represent future cash commitments. Collateral obtained upon exercise of the commitment is determined using management's credit evaluation of the borrower and may include real estate, vehicles, business assets, deposits, and other items.

ITEM 2: PROPERTIES

The Corporation's headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.

The Bank conducts business from 26 offices at locations described below in Grand Traverse, Otsego, Wexford, Manistee, Antrim, Leelanau, Emmet, Schoolcraft, Menominee, Delta, Dickinson, Houghton, Baraga, Ontonagon, Marquette, Luce, Alger, Chippewa and Charlevoix counties. The following table lists each of the Bank's offices.

        Traverse City                            Traverse City
        3530 North Country Drive                 333 East State Street
        Traverse City, MI 49684                  Traverse City, MI 49684
        Grand Traverse County                    Grand Traverse County

        Gaylord                                  Cadillac
        145 North Otsego Avenue                  218 South Mitchell Street
        Gaylord, MI 49735                        Cadillac, MI 49601
        Otsego County                            Wexford County

        Kaleva                                   Mancelona
        14429 Wouski Avenue                      625 North Williams Street
        Kaleva, MI 49645                         Mancelona, MI 49659
        Manistee County                          Antrim Country

        Glen Arbor                               Alanson
        6545 Western                             6230 River Street
        Glen Arbor, MI 49636                     Alanson, MI 49706
        Leelanau County                          Emmet County

        Petoskey                                 Manistique
        3890 Charlevoix Avenue                   130 South Cedar Street
        Petoskey, MI 49770                       Manistique, MI 49854
        Emmet County                             Schoolcraft County

        Escanaba                                 Stephenson
        837 North Lincoln Road                   245 Menominee Street
        Escanaba, MI 49829                       Stephenson, MI 49887
        Delta County                             Menominee County

        South Range                              Iron Mountain
        47 Trimountain Avenue                    1890 South Stephenson Avenue
        South Range, MI 49963                    Iron Mountain, MI 49801
        Houghton County                          Dickinson County

        Calumet                                  Ripley
        56730 Calumet Avenue, Suite L            106 Royce Road
        Calumet, MI 49913                        Hancock, MI 49930
        Houghton County                          Houghton County

        Ontonagon                                L'anse
        601 River Street                         117 US Highway 41
        Ontonagon, MI 49953                      L'anse, MI 49946
        Ontonagon County                         Baraga County

        Marquette Presque Isle                   Marquette Main
        1400 Presque Isle                        300 North McClellan Street
        Marquette, MI 49855                      Marquette, MI 49855
        Marquette County                         Marquette County

        Munising                                 Newberry Main
        301 East Superior Street                 414 Newberry Avenue
        Munising, MI 49862                       Newberry, MI 49868
        Alger County                             Luce County

        Boyne City                               Ishpeming
        128 Water Street                         1334 US 41 West
        Boyne City, MI 49712                     Ishpeming, MI 49849
        Charlevoix County                        Marquette County

        Sault Cascade                            Sault Main
        4250 I-75 Business Spur                  138 Ridge Street
        Sault Ste. Marie, MI 49783               Sault Ste. Marie, MI 49783
        Chippewa County                          Chippewa County


All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 26 branch locations, 9 are leased and 17 are owned.

The Corporation leases space at 1860 Blake Street, Denver, Colorado 80202 and 805A Main, Blue Springs, Missouri 64015.

The Corporation owns office buildings in Newberry, Manistique, and Traverse City, Michigan, which had been utilized for administrative office space. These buildings are listed for sale.

ITEM 3: LEGAL PROCEEDINGS

As the date hereof, except for the Order referred to below, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Corporation or any of its subsidiaries is a party or of which any of its properties is the subject. Information pertaining to the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2002 Annual Report, and is incorporated here by reference.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2002 to a vote of the Corporation's stockholders.

EXECUTIVE OFFICERS OF THE CORPORATION

The sole executive officer of the Corporation is listed below. The executive officer serves at the pleasure of the Board of Directors and is appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.

   Name                         Age      Position
   ----                         ---      --------
   Sherry L. Littlejohn         42       President and Chief Executive Officer (May 2002 to Present)
                                         President and Chief Operating Officer (1999 to May 2002)
                                         Executive Vice President and Chief Operating Officer (1998)

                                         The positions and responsibilities noted above were held at both the Corporation and the Bank.

                                     PART II

ITEM 5: MARKET FOR CORPORATION'S COMMON STOCK AND RELATED STOCK HOLDER MATTERS

Market information pertaining to the Corporation's common stock is contained under the caption "Market Information" in the Corporation's 2002 Annual Report, and is incorporated herein by reference.

The Corporation had 1,867 shareholders of record as of January 31, 2003.

The holders of the Corporation's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends had been paid on a quarterly basis until the fourth quarter in 2002. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation's principal source of funds for cash dividends is the dividends paid by the subsidiary Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. In the fourth quarter of 2002, the Corporation suspended payment of a dividend and the Corporation's and Bank's Boards of Directors adopted resolutions providing for prior regulatory approval of the declaration or payment of any dividend by the Corporation or the Bank. Further, the Order prohibits the Bank from declaring or paying dividends without the prior written consent of the OFIS and FDIC.

The cash dividends declared, by quarter for 2002 and 2001, are included in the Corporation's 2002 Annual Report under the caption "Comparative Highlights" and are incorporated here by reference.

ITEM 6: SELECTED FINANCIAL DATA

Selected financial data of the Corporation is contained in the Corporation's 2002 Annual Report, under the caption "Selected Financial Data," and is incorporated here by reference.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2002 Annual Report to Shareholders.

ITEM 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2002 Annual Report to Shareholders.

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Corporation's Consolidated Financial Statements for the years ended December 31, 2002, 2001 and 2000 in the Corporation's 2002 Annual Report to Shareholders.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS AND FINANCIAL DISCLOSURE

A change in the Corporation's independent public accountants occurred during 2002. The change has been reported on Form 8-Ks filed during 2002.

On August 28, 2002, Wipfli Ullrich Bertelson LLP ("Wipfli") resigned as the independent auditor of the Corporation's financial statements for the year ending December 31, 2002. The reason for the decision to resign was solely the Corporation's desire to outsource internal audit, regulatory compliance, and financial reporting services to Wipfli, which would preclude Wipfli from serving as the Corporation's independent auditor.

Wipfli's report on the Corporation's financial statements for the year ended December 31, 2001, and prior thereto, did not contain any adverse opinion nor disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

During the Corporation's two most recent fiscal years, and for the interim periods following December 31, 2001, through the date of Wipfli's resignation, there had been no disagreements with Wipfli on any matter of accounting principles or practices, financial statement disclosures, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Wipfli, would have caused Wipfli to make a reference to the subject matter of the disagreements in connection with its reports.

The Corporation provided Wipfli with a copy of the Form 8-K disclosure and Wipfli furnished a letter addressed to the SEC stating Wipfli agreed with the foregoing statements. A copy of Wipfli's letter to the SEC was filed as Exhibit
16.1 to the report on Form 8-K dated August 28, 2002.

The firm of Rehmann Robson of Saginaw, Michigan, had initially been engaged to perform the audit of the Corporation's financial statements for the fiscal year ending December 31, 2002.

On November 11, 2002, Rehmann Robson resigned as the independent auditor of the Corporation's financial statements for the year ending December 31, 2002.

Rehmann Robson did not audit any year-end financial statements included on Form 10-K nor review any quarterly reports of the Corporation on Form 10-Q.

The Corporation provided Rehmann Robson with a copy of the disclosure regarding Rehmann Robson and Rehmann Robson furnished a letter addressed to the SEC stating Rehmann Robson agrees with the foregoing statements regarding Rehmann Robson. A copy of Rehmann Robson's letter to the SEC was filed as Exhibit 16.1 to the report on Form 8-K dated November 11, 2002.

As noted on Form 8-K dated December 16, 2002, the firm of Plante & Moran, PLLC of Grand Rapids, Michigan, was engaged to perform an audit of the Corporation's financial statements for the year ending December 31, 2002.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The information set forth under the captions "Information About Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive Proxy Statement for its May 29, 2003, Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the SEC prior to the meeting date, is incorporated here by reference.

ITEM 11: EXECUTIVE COMPENSATION

Information relating to compensation of the Corporation's executive officers and directors is contained under the captions "Remuneration of Directors" and "Executive Compensation," in the Corporation's Proxy Statement and is incorporated here by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Common Stock" in the Corporation's Proxy Statement and is incorporated here by reference.

The following table provides information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                                              Number of
                                                                                               securities
                                                                                           remaining available
                                         Number of securities to    Weighted average      for future issuance
                                         be issued upon exercise    exercise price of         - excluding
                                         of outstanding options,   outstanding options,   securities reflected
        Plan category                      warrants and rights     warrants and rights        in column (a)
        -------------------------------  -----------------------   --------------------   --------------------
                                                   (a)                     (b)                    (c)
          Equity compensation
           plans approved by
           security holders                       772,397                 $14.11                135,573

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is contained under the caption "Indebtedness of and Transactions With Management" in the Corporation's Proxy Statement and is incorporated here by reference.

                                     PART IV

ITEM 14 - CONTROLS AND PROCEDURES

As of April 8, 2003, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective as of April 8, 2003. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to April 8, 2003

ITEM 15 - EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements.

         1.  The following documents are filed as part of Item 8 of this report:

             Independent Auditor's Reports
             Consolidated Balance Sheets as of December 31, 2002 and 2001 Consolidated Statements of Income for the years ended December 31, 2002, 2001, and 2000
             Consolidated Statements of Changes in Shareholders' Equity for the
               years ended December 31, 2002, 2001, and 2000
             Consolidated Statements of Cash Flows for the years ended December
               31, 2002, 2001, and 2000
             Notes to Consolidated Financial Statements

         2.  Schedules to the consolidated financial statements required by
             Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

         3.  The following exhibits are filed as part of this report:

     Reference is made to the exhibit index that follows the signature and certification pages of this report.

     The Corporation will furnish a copy of any exhibits listed on the Exhibit Index to any shareholder of the Corporation without charge upon written request of the Shareholders' Relations Department, North Country Financial Corporation, 130 South Cedar Street, Manistique, Michigan 49854.

     (b) Reports on Form 8-K

The following Form 8-K filings occurred subsequent to the third quarter of 2002:

o Form 8-K dated November 11, 2002, announced the resignation of Rehmann Robson as the Corporation's certifying accountant.

o Form 8-K dated December 16, 2002, announced the appointment of Plante & Moran, PLLC as the Corporation's certifying accountant.

o Form 8-K dated April 5, 2003, disclosure of the Order to Cease and Desist entered by the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services, with the consent of the Bank.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 14, 2003.

NORTH COUNTRY FINANCIAL CORPORATION

/s/ Sherry L. Littlejohn
-----------------------------------------------------
Sherry L. Littlejohn
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 14, 2003, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Sherry L. Littlejohn and John D. Lindroth, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

         Signature

/s/ Sherry Littlejohn
--------------------------------------
Sherry Littlejohn - President
Chief Executive Officer, and Director
(principal executive, financial, and accounting officer)


/s/ Dennis Bittner                        /s/ Bernard A. Bouschor
---------------------------------         --------------------------------------
Dennis Bittner - Director                 Bernard A. Bouschor - Director


/s/ Stanley J. Gerou II                   /s/ John D. Lindroth
---------------------------------         --------------------------------------
Stanley J. Gerou II - Director            John D. Lindroth - Director


/s/ Steve Madigan                         /s/ Spencer Shunk
---------------------------------         --------------------------------------
Steve Madigan - Director                  Spencer Shunk - Director

                       NORTH COUNTRY FINANCIAL CORPORATION
                                  CERTIFICATION

I, Sherry L. Littlejohn, certify that:

1. I have reviewed this annual report on Form 10-K of North Country Financial Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


4/14/03            /s/Sherry L. Littlejohn
---------          ------------------------------------------------------
Date               SHERRY L. LITTLEJOHN,
                   PRESIDENT AND CHIEF EXECUTIVE OFFICER
                   (principal executive officer and principal financial officer)

                                  EXHIBIT INDEX

Number            Exhibit
------            -------
3.1               Articles of Incorporation, as amended, incorporated herein by reference to exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

3.2 Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Corporation's Quarterly Report on Form
                  10-Q for the quarter ended September 30, 2001.

4.1               Rights Agreement dated as of June 21, 2000 between the
                  Corporation and Registrar and Transfer Company, as Rights
                  Agent, which includes as Exhibit A the attachment to the Certificate of Amendment, as Exhibit B the Form of Right
                  Certificate, and as Exhibit C the Summary of Rights to Purchase Preferred Shares, incorporated herein by reference to exhibit 4 of the Corporation's Current Report on Form 8-K filed on July 31, 2000.

4.2 Certain borrowings and guaranteed preferred beneficial interests in the Corporation's subordinated debentures are described in Notes 12 and 17 of the Corporation's Notes to Consolidated Financial Statements. The Corporation agrees to furnish to the Commission, upon request, copies of any instruments defining the rights of holders of any such securities.

10.1 Stock Option Plan, incorporated by reference to the Corporation's definitive proxy statement for its annual meeting of shareholders held April 21, 1994.

10.2              Deferred Compensation, Deferred Stock, and Current Stock
                  Purchase Plan for Nonemployee Directors, incorporated herein by reference to exhibit 10.2 of the Corporation's Annual
                  Report on Form 10-K for the fiscal year ended December 31, 1999.

10.3 North Country Financial Corporation Stock Compensation Plan, incorporated herein by reference to exhibit 10.3 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.4              North Country Financial Corporation 1997 Directors' Stock
                  Option Plan, incorporated herein by reference to exhibit 10.4 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

10.5 North Country Financial Corporation 2000 Stock Incentive Plan, incorporated herein by reference to exhibit 10.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000.

10.6              Employment Agreement dated July 3, 2000 between the
                  Corporation and Ronald G. Ford, incorporated herein by reference to exhibit 10 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended June 30, 2000.

10.7              Amended and Restated Employment Agreement dated December 21,
                  2001 between the Corporation and Ronald G. Ford, incorporated herein by reference to Exhibit 10.7 of the Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2001.

10.8              Consulting Agreement dated September 15, 1999 between the
                  Corporation and Ronald G. Ford, incorporated herein by reference to exhibit 10.1 of the Corporation's Quarterly
                  Report on Form 10-Q for the quarter ended September 30, 1999.

10.9              Amended and Restated Consulting Agreement dated December 21,
                  2001 between the Corporation and Ronald G. Ford, incorporated herein by reference to Exhibit 10.9 of the Corporation's
                  Annual Report on Form 10-K for the fiscal year ended December
                  31, 2001.

10.10             Employment Agreement dated September 30, 2000 between the
                  Corporation and Sherry L. Littlejohn, incorporated herein by reference to exhibit 10 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2000.

10.11             North Country Financial Corporation Supplemental Executive
                  Retirement Plan, incorporated herein by reference to exhibit
                  10.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

10.12             Consulting Agreement effective January 15, 2003, between the
                  Bank and W. Fitzgerald Consulting, LLC.

10.13             Chairman Agreement dated April 12, 2002, between the
                  Corporation and Ronald G. Ford, incorporated herein by reference to Exhibit 10.1 of the Corporation's Quarterly
                  Report on Form 10-Q for the quarter ended March 31, 2002.

13 2002 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

21                Subsidiaries of the Corporation.

23                Consent of Independent Public Accountants.

99.1              Certification Pursuant to 18 U.S.C. Section 1350.

99.2              Order to Cease and Desist entered by the Federal Deposit
                  Insurance Corporation and the Michigan Office of Financial and
                  Insurance Services with the consent of the Bank, incorporated herein by reference to exhibit 99.1 of the Corporation's
                  Current Report on Form 8-K filed April 11, 2003.