Form 10-Q
period 2003-03-31
NORTH COUNTRY FINANCIAL CORP
filed 2003-05-15
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003
                                                 --------------

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


                                    Yes   X       No
                                       -------        -------

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).


                                    Yes           No     X
                                       -------        -------


As of April 30, 2003, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  March 31, 2003 (Unaudited) and December 31, 2002...................................        1

                  Condensed Consolidated Statements of Operations - Three
                    Months Ended March 31, 2003 (Unaudited) and
                    March 31, 2002 (Unaudited).......................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three Months Ended March 31, 2003
                    (Unaudited) and March 31, 2002 (Unaudited).......................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Three Months Ended March 31, 2003 (Unaudited) and
                    March 31, 2002 (Unaudited).......................................................        4

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................        5


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       12


     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       23


     Item 4.      Controls and Procedures............................................................       26


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       27


     Item 6.      Exhibits and Reports on Form 8-K...................................................       27


     SIGNATURE    ...................................................................................       28


     CERTIFICATION ..................................................................................       29


                      NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)



                                                                                          March 31,    December 31,
                                                                                            2003           2002
                                                                                            ----           ----
                                                                                         (Unaudited)
ASSETS
     Cash and due from banks                                                            $    13,138     $    17,542
     Federal funds sold                                                                      35,700          26,250
                                                                                        -----------     -----------
         Cash and cash equivalents                                                           48,838          43,792

     Interest-bearing deposits in other financial institutions                                2,016           2,010
     Securities available for sale                                                           62,391          67,955
     Federal Home Loan Bank stock                                                             4,375           4,375

     Total loans                                                                            391,568         435,043
         Allowance for loan losses                                                          (23,332)        (24,908)
                                                                                        -----------     -----------
     Net loans                                                                              368,236         410,135

     Premises and equipment                                                                  15,145          15,592
     Other real estate held for sale                                                          5,483           5,409
     Other assets                                                                            15,284          16,038
                                                                                        -----------     -----------

         Total assets                                                                   $   521,768     $   565,306
                                                                                        ===========     ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
         Non-interest-bearing deposits                                                  $    33,921     $    40,797
         Interest-bearing deposits                                                          361,322         396,697
                                                                                        -----------     -----------
              Total deposits                                                                395,243         437,494

     Borrowings                                                                              87,815          87,815
     Other liabilities                                                                        7,364           7,044

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                               12,450          12,450

     Shareholders' equity:
         Preferred stock - No par value:
           Authorized 500,000 shares, no shares outstanding Common stock - No par value:
           Authorized - 18,000,000 shares
           Issued and outstanding - 7,019,152                                                16,175          16,175
         Retained earnings                                                                    1,581           3,086
         Accumulated other comprehensive income                                               1,140           1,242
                                                                                        -----------     -----------
              Total shareholders' equity                                                     18,896          20,503
                                                                                        -----------     -----------

         Total liabilities and shareholders' equity                                     $   521,768     $   565,306
                                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)


                                                                                            Three Months Ended
                                                                                        ---------March 31,---------
                                                                                            2003           2002
                                                                                            ----           ----
Interest income:
     Interest and fees on loans:
         Taxable                                                                        $     5,641     $     8,070
         Tax-exempt                                                                             422             556
     Interest on securities:
         Taxable                                                                                692             959
         Tax-exempt                                                                              66              68
     Other interest income                                                                      152              69
                                                                                        -----------     -----------
         Total interest income                                                                6,973           9,722
                                                                                        -----------     -----------


Interest expense:
     Deposits                                                                                 2,545           3,265
     Borrowings                                                                               1,199           1,262
     Subordinated debentures                                                                    122             139
                                                                                        -----------     -----------
         Total interest expense                                                               3,866           4,666
                                                                                        -----------     -----------

Net interest income                                                                           3,107           5,056
Provision for loan losses                                                                         0              50
                                                                                        -----------     -----------
Net interest income after provision for loan losses                                           3,107           5,006
                                                                                        -----------     -----------

Other income:
     Service fees                                                                               430             401
     Net security gains (losses)                                                                (23)             66
     Other loan and lease income                                                                 27             263
     Net gains on sale of loans                                                                  55             184
     Other operating income                                                                     413             157
                                                                                        -----------     -----------
         Total other income                                                                     902           1,071
                                                                                        -----------     -----------

Other expenses:
     Salaries, commissions, and related benefits                                              1,677           2,000
     Furniture and equipment expense                                                            366             361
     Occupancy expense                                                                          399             454
     Data processing                                                                            407             610
     Accounting, legal, and consulting fees                                                     830             304
     Loan and deposit expense                                                                   574             282
     Telephone                                                                                  333             260
     Loss (gain) on sale of premises, equipment, and other real estate                          (19)             56
     Advertising expense                                                                         49             122
     Other                                                                                      578             418
                                                                                        -----------     -----------
         Total other expenses                                                                 5,194           4,867
                                                                                        -----------     -----------

Income (loss) before provision for  income taxes                                             (1,185)          1,210
Provision for income taxes                                                                      320             207
                                                                                        -----------     -----------

Net income (loss)                                                                       $    (1,505)    $     1,003
                                                                                        ===========     ===========

Earnings (loss) per common share:
     Basic                                                                              $     (0.21)    $      0.14
                                                                                        ===========     ===========
     Diluted                                                                            $     (0.21)    $      0.14
                                                                                        ===========     ===========
Dividends declared per common share                                                     $      0.00     $      0.10
                                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)



                                                                                            Three Months Ended
                                                                                        ---------March 31,---------
                                                                                            2003            2002
                                                                                            ----            ----

Balance, beginning of period                                                            $    20,503     $    47,889

Net income (loss) for period                                                                 (1,505)          1,003
Net unrealized loss on securities
  available for sale                                                                           (102)           (574)
                                                                                        -----------     -----------
     Total comprehensive income (loss)                                                       (1,607)            429

Dividends declared                                                                                0            (702)
                                                                                        -----------     -----------

Balance, end of period                                                                  $    18,896     $    47,616
                                                                                        ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                        ---------March 31,---------
                                                                                            2003            2002
                                                                                            ----            ----
Increase (decrease) in cash and cash equivalents:

     Cash flows from operating activities:
         Net income (loss)                                                              $    (1,505)    $     1,003
         Adjustments to reconcile net income (loss) to
           net cash provided by (used in) operating activities:
              Depreciation and amortization                                                     578             402
              Provision for loan losses                                                           0              50
              (Gain) loss on sales of securities                                                 23             (66)
              (Gain) loss on sale of premises, equipment, and other real estate                 (19)             56
              Change in other assets                                                            836          (1,166)
              Change in other liabilities                                                       320            (358)
                                                                                        -----------     -----------
     Net cash provided by (used in) operating activities                                        233             (79)
                                                                                        -----------     -----------

     Cash flows from investing activities:
         Net increase in interest-bearing deposits in other financial institutions               (6)             (6)
         Purchase of securities available for sale                                                0         (16,061)
         Proceeds from sales of securities available for sale                                 2,978          11,949
         Proceeds from maturities, calls, or paydowns of securities available for sale        2,267           2,256
         Net decrease in loans                                                               39,768           6,241
         Purchase of premises equipment                                                         (19)           (295)
         Proceeds from sale of premises, equipment, and other real estate                     2,076              31
                                                                                        -----------     -----------
     Net cash provided by investing activities                                               47,064           4,115
                                                                                        -----------     -----------

     Cash flows from financing activities:
         Net decrease in deposits                                                           (42,251)        (12,312)
         Payment of cash dividends                                                                0            (702)
                                                                                        -----------     -----------
     Net cash used in financing activities                                                  (42,251)        (13,014)
                                                                                        -----------     -----------

Net change in cash and cash equivalents                                                       5,046          (8,978)
Cash and cash equivalents at beginning of period                                             43,792          36,747
                                                                                        -----------     -----------

Cash and cash equivalents at end of period                                              $    48,838     $    27,769
                                                                                        ===========     ===========


Supplemental cash flow information:

Cash paid (refunded) for:
     Interest                                                                           $     4,140     $     4,617
     Income taxes                                                                              (500)             40

Transfers of foreclosures from loans to other real estate                                     1,810             560



     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)




1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Allowance for Loan Losses

     The allowance for loan losses includes specific allowances related to commercial loans, which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

     The Corporation continues to maintain a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. The allowance does not include the effects of expected losses related to future events or future changes in economic conditions. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

     In management's opinion, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio as of the balance sheet date.

     Stock Option Plans

     The Corporation sponsors three stock option plans. One plan was approved during 2000 and applies to officers, employees, and nonemployee directors. A total of 500,000 shares were made available for grant under this plan. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 600,000 shares were made available for grant under these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the three months ended March 31, 2003:

                                                                                                    March 31,
                                                                                                      2003
                                                                                                      ----

     Dividend yield                                                                                   0.00%
     Risk-free interest rate                                                                          1.25%
     Weighted average expected life (years)                                                            7.0
     Expected volatility                                                                             29.85%


     The weighted average fair value of options granted as of their grant date, using the assumptions shown above, was computed at $.75 per share for options granted in 2003. There were no options granted in 2002.

     The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the three months ended March 31, 2003 and the year ended December 31, 2002 (dollars in thousands, except per share data) as follows:

                                                                                     March 31,      December 31,
                                                                                        2003            2002
                                                                                        ----            ----
         Net loss:

           As reported                                                              $     (1,505)    $     (26,713)
           Total stock-based compensation expense
             determined under fair value-based method,
             net of tax                                                                      (14)              (94)
                                                                                    ------------     -------------

           Pro forma                                                                $     (1,519)    $     (26,807)
                                                                                    ============     =============

         Loss per share - Basic:

           As reported                                                              $      (0.21)    $       (3.81)
                                                                                    ============     =============

           Pro forma                                                                $      (0.22)    $       (3.82)
                                                                                    ============     =============

         Loss per share - Diluted:

           As reported                                                              $      (0.21)   $        (3.81)
                                                                                    ============    ==============

           Pro forma                                                                $      (0.22)   $        (3.82)
                                                                                    ============    ==============


2.   RECENT ACCOUNTING PRONOUNCEMENT

     In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The Corporation has not voluntarily changed to the fair value-based method of accounting for stock-based employee compensation.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based upon the weighted average number of shares outstanding. The following shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2003 and 2002 (in thousands, except per share data):

                                                                                                 Three Months
                                                                                                Ended March 31,
                                                                                                ---------------
                                                                                               2003         2002
                                                                                               ----         ----

       Basic earnings (loss) per common share:
         Net income (loss)                                                                   $ (1,505)    $   1,003
                                                                                             ========     =========
         Weighted average common shares outstanding                                             7,019         7,019
                                                                                             ========     =========

           Basic earnings (loss) per common share                                            $  (0.21)    $    0.14
                                                                                             ========     =========
       Diluted earnings (loss) per common share:
         Net income (loss)                                                                   $ (1,505)    $   1,003
                                                                                             ========     =========

         Weighted average common shares outstanding
           for basic earnings (loss) per common share                                           7,019         7,019
         Add:  Dilutive effect of assumed exercise
           of stock options                                                                         0             2
         Add:  Dilutive effect of directors' deferred stock
           compensation                                                                             0             1
                                                                                             --------     ---------
           Average shares and dilutive potential common shares                                  7,019         7,022
                                                                                             ========     =========

              Diluted earnings (loss) per common share                                       $  (0.21)    $    0.14
                                                                                             ========     =========


4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2003 and December 31, 2002, are as follows (in thousands):

                                                ----------March 31, 2003---------     --------December 31, 2002--------
                                                    Amortized          Estimated         Amortized          Estimated
                                                      Cost            Fair Value           Cost            Fair Value

       Obligations of states and political
         subdivisions                           $         5,112    $        5,570     $        5,172    $         5,632
       Corporate securities                               7,594             8,337             10,593             11,264
       Mortgage-related securities                       47,958            48,484             50,355             51,059
                                                ---------------    --------------     --------------    ---------------

         Total securities available for sale    $        60,664    $       62,391     $       66,120    $        67,955
                                                ===============    ==============     ==============    ===============


     The amortized cost and estimated fair value of investment securities pledged to treasury deposits and borrowings were $48,951,000 and $49,836,000, respectively, at March 31, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   LOANS

     The composition of loans at March 31, 2003 and December 31, 2002 (dollars in thousands) is as follows:


                                                                                          March 31,    December 31,
                                                                                            2003           2002
                                                                                            ----           ----

       Commercial real estate                                                           $    51,867     $    61,556
       Commercial, financial, and agricultural                                              264,907         290,371
       One- to four-family residential real estate                                           68,223          74,366
       Consumer                                                                               4,854           5,706
       Construction                                                                           1,717           3,044
                                                                                        ------------    -----------

         Total loans                                                                    $   391,568     $   435,043
                                                                                        ============    ===========


     An analysis of the allowance for loan losses for the three months ended March 31, 2003, and 2002 (dollars in thousands) is as follows:

                                                                                        March 31,       March 31,
                                                                                          2003            2002
                                                                                          ----            ----

       Balance at beginning of period                                                 $    24,908    $       10,444
       Provision for loan losses                                                                0                50
       Recoveries on loans                                                                    137                64
       Loans charged off                                                                   (1,713)             (746)
                                                                                      -----------    --------------

         Balance at end of period                                                     $     23,332   $        9,812
                                                                                      ============   ==============


     The aggregate amount of nonperforming residential and consumer loans was approximately $2,132,000 and $2,212,000 at March 31, 2003 and December 31, 2002, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the three months ended March 31, 2003 and 2002. The nonperforming commercial loans are reflected in the information regarding impaired loans.

     Information regarding impaired loans as of March 31, 2003 and December 31, 2002 (dollars in thousands) is as follows:

                                                                                          March 31,    December 31,
                                                                                             2003           2002
                                                                                             ----           ----

       Total impaired loans                                                         $      47,922    $       51,602
       Impaired loans with a valuation allowance                                           46,659            51,331
       Impaired loans on nonaccrual                                                        37,230            23,992
       Valuation allowance related to impaired loans                                       10,207             6,739


     The average investment in impaired loans was approximately $49,763,000 and $25,073,000 for the three-months ended March 31, 2003 and the year ended December 31, 2002, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



5.   LOANS (CONTINUED)

     The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands).

                                                                                          March 31,    December 31,
                                                                                             2003           2002
                                                                                             ----           ----

       Loans outstanding beginning of period                                        $      10,987         $  16,625
       New loans                                                                              137             1,622
       Net activity on revolving lines of credit                                               12                23
       Repayment                                                                             (545)             (991)
       Decrease related to retired executive officers and directors                            -0-           (6,292)
                                                                                    -------------    --------------

         Loans outstanding end of period                                            $      10,591    $       10,987
                                                                                    =============    ==============


     Two related-party loans had balances of approximately $6,471,000 and $3,001,000 at March 31, 2003 and $6,608,000 and $3,025,000 at December 31,
     2002. Loans to related-parties of approximately $8,863,000 and $9,182,000 were classified substandard at March 31, 2003 and December 31, 2002, respectively.

6.   BORROWINGS

     Borrowings consist of the following at March 31, 2003 and December 31, 2002 (in thousands):

                                                                                          March 31,     December 31,
                                                                                            2003           2002
                                                                                            ----           ----
       Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
         maturities from less than one year to ten years                                $    86,198     $    86,198

       Farmers Home Administration, fixed rate note payable, maturing August
         24, 2024, interest payable at 1%                                                     1,617           1,617
                                                                                        -----------     -----------

                                                                                        $    87,815     $    87,815
                                                                                        ===========     ===========


     As of March 31, 2003, the Federal Home Loan Bank borrowings are collateralized by a specific collateral agreement on the Corporation's residential mortgage loans of $48,808,000; U.S. government and agency securities with an estimated fair value of $48,788,000; an interest-bearing deposit in the amount of $2,000,000; and Federal Home Loan Bank stock of $4,375,000. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2003. The Farmers Home Administration borrowing is collateralized by loans totaling $1,173,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and guaranteed by the Corporation.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)



7.   STOCK OPTION PLANS

     A summary of stock option transactions for the three months ended March 31, 2003 and the year ended December 31, 2002, is as follows:

                                                                                              Number of Shares
                                                                                              ----------------

                                                                                          March 31,    December 31,
                                                                                             2003           2002
                                                                                             ----           ----

       Outstanding shares at beginning of year                                            772,397           894,797
       Granted during the period                                                           50,000                 0
       Expired during the period                                                          (24,400)         (122,400)
                                                                                    -------------   ---------------

       Outstanding shares at end of period                                                797,997           772,397
                                                                                    =============    ==============

       Weighted average exercise price per share
         at end of period                                                           $       13.54    $        14.11
                                                                                    =============    ==============

       Shares available for grant at end of period                                         85,573           135,573
                                                                                    =============    ==============


     Options granted in 2003 were granted at a price of $2.95 per share. Under these plans, options expire ten years after the date of grant.

     Following is a summary of the options outstanding and exercisable at March 31, 2003:

                                                                             Weighted
                                                                             Average          Weighted
                                                                             Remaining         Average
          Exercise                                                          Contractual       Exercise
         Price Range                                        Number          Life-Years          Price
         -----------                                        ------          ----------          -----
            $2.95                                           50,000                9.83      $     2.95
            $4.26                                            5,400                 .88            4.26
        $7.80 - $12.00                                     329,800                5.83            9.23
       $15.00 - $20.33                                     412,797                4.87           18.37
                                                          --------         -----------      ----------

                                                           797,997                5.55      $    13.54
                                                          ========         ===========      ==========


8.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

     Financial Instruments With Off-Balance-Sheet Risk

     The Corporation is a party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. Those instruments involve, to varying degrees, elements of credit risk in excess of the amount recognized in the consolidated balance sheets.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

     The Corporation's exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments are as follows (dollars in thousands):

                                                                                        March 31,     December 31
                                                                                          2003           2002
                                                                                      ------------   -------------
       Commitments to extend credit:
         Fixed rate                                                                   $      7,287   $       7,980
         Variable rate                                                                      65,586          62,632
       Standby letters of credit - Variable rate                                            13,891          13,161
       Credit card commitments - Fixed rate                                                  3,896           4,111
                                                                                      ------------   -------------

                                                                                      $     90,660   $      87,884
                                                                                      ============   =============


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

     Concentration of Credit Risk

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $83.9 million, or 26.5%, of the commercial loan portfolio at March 31, 2003. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                           AND RESULTS OF OPERATIONS



The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Corporation and its subsidiaries through the first quarter of 2003. The discussion should be read in conjunction with those statements and their accompanying notes.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:
         - General economic conditions, either nationally or in the state(s) in which the Corporation does business;
         - Legislation or regulatory changes which affect the business in which the Corporation is engaged;
         - Changes in the interest rate environment which increase or decrease interest rate margins;
         - Restrictions and requirements imposed on the Corporation and the Bank by formal action against them by bank regulatory agencies;
         - Failure or inability of the Bank to comply with the terms of the Cease and Desist Order (the "Order") applicable to it;
         - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;
         - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;
         -    The ability of borrowers to repay loans;
         -    The effects on liquidity of unusual decreases in deposits;
         -    Changes in consumer spending, borrowing, and saving habits;
         -    Technological changes;
         - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;
         - Difficulties in hiring and retaining qualified management and banking personnel;
         - The Corporation's ability to increase market share and control expenses;
         -    The effect of compliance with legislation or regulatory changes;
         -    The effect of changes in accounting policies and practices;
         - The costs and effects of unanticipated litigation and of unexpected or adverse outcomes in such litigation; and
         - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 2, as well as those discussed elsewhere in this Report.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)


As discussed in the Capital and Regulatory section, the Corporation and the Bank are subject to minimum regulatory capital requirements. The Bank is also subject to minimum capital requirements of the Order. As of March 31, 2003, the capital of the Corporation and the Bank were below those requirements. If the Bank does not meet the minimum regulatory capital requirements, it could be subject to material adverse actions taken by bank regulators.

Management's near term strategies are expected to be centered around downsizing the Bank and returning the Corporation to profitability. This is expected to be accomplished by a combination of alternatives including: addressing the amount of nonperforming assets, the associated costs of servicing them, and a potential sale of these assets; controlling the Bank's growth; and a potential sale of certain branches. The sale of assets and certain branches may increase the Corporation's capital ratios. The Corporation's strategies for increasing its capital and that of the Bank are discussed further in the Capital and Regulatory section.

Upon completion of these near-term strategies, the Corporation's long-term strategy is expected to focus on profitable growth of loans and deposits in its core markets in Michigan.

FINANCIAL OVERVIEW

Year-to-date consolidated net loss was $1.5 million through March 31, 2003, compared to net income of $1.0 million for the same period in 2002. Basic loss per share was $0.21 for the three months ended March 31, 2003, compared to earnings of $0.14 for the same period in 2002. The provision for loan losses decreased by $50,000 for the three months ended March 31, 2003 as compared to the same period in 2002. Total assets declined $43.5 million from December 31, 2002 to March 31, 2003. The loan portfolio continued to experience declines through the first quarter of 2003, decreasing $43.5 million from December 31, 2002 to March 31, 2003. Deposits have decreased $42.3 million since December 31, 2002.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $5.0 million through the first quarter of 2003. This was due to an increased need to maintain liquidity. See further discussion of the change in cash in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $5.6 million, or 8.2%, from December 31, 2002 to March 31, 2003, with the balance on March 31, 2003, totaling $62.4 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2003, investment securities with an estimated fair value of $49.8 million were pledged.

LOANS

Through the first quarter of 2003, loan balances decreased by $43.5 million, or 10.0%. As planned, the Bank continues to decrease certain segments of its loan portfolio through tightened underwriting and credit practices and controls. The Corporation is attempting to reduce the level of loans to the hotel and tourism industry. Historically this has been an area of growth in the loan portfolio.
It is expected that the outstanding loan balances will further reduce in the near term as management continues to tighten credit policies and reduce exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, every segment of the loan portfolio declined in the first quarter of 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)


Following is a summary of the loan portfolio at March 31, 2003 and December 31, 2002 (dollars in thousands):

                                                         March 31,       % of          December 31,      % of
                                                           2003          Total             2002          Total
                                                           ----          -----             ----          -----
     Commercial real estate                            $     51,867       13.3        $     61,556        14.1
     Commercial, financial, and agricultural                264,907       67.7             290,371        66.8
     1-4 family residential real estate                      68,223       17.4              74,366        17.1
     Consumer                                                 4,854        1.2               5,706         1.3
     Construction                                             1,717        0.4               3,044         0.7
                                                       ------------     ------        ------------     -------

         Total loans                                   $    391,568      100.0        $    435,043       100.0
                                                       ============     ======        ============     =======


Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2003 and December 31, 2002 (dollars in thousands):

                                                        ----March 31, 2003----          --December 31, 2002--
                                                        Outstanding      % of           Outstanding      % of
                                                          Balance       Capital           Balance       Capital
                                                          -------       -------           -------       -------

     Hospitality and tourism                           $     83,911      444.1        $     86,802       423.4
     Gaming                                                  18,376       97.3              25,938       126.5
     Petroleum                                               11,313       59.9              14,180        69.2
     Forestry                                                 4,693       24.8               5,677        27.7


CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At March 31, 2003, the allowance for loan losses increased to 6.0% of total loans outstanding from 5.7% at December 31, 2002.

Management analyzes the allowance for loan losses in detail on a quarterly basis to ensure that the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding increased to 0.40% from 0.14% for the three months ended March 31, 2003 and 2002, respectively. Net charge-offs for the three-month period ended March 31, 2003, were $1,576,000 compared to $682,000 for the same period in 2002. The Corporation did not recognize a provision for loan losses for the three months ended March 31, 2003, a decrease of $50,000 when compared to the same period in 2002. There were no new significant problem loans or loan downgrades identified during the first quarter of 2003.

Following is the allocation of the allowance for loan losses as of March 31, 2003 and December 31, 2002 (in thousands):

                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                          ----            ----

       Commercial loans and leases                                                    $    20,954       $    22,514
       Real estate and mortgages                                                            2,065             2,250
       Consumer                                                                               103               144
       Unallocated                                                                            210               -0-
                                                                                      -----------       -----------

       Totals                                                                         $    23,332       $    24,908
                                                                                      ===========       ===========

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)



The following ratios assist management in the determination of the Corporation's credit quality:

                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                          ----            ----
     Allowance to total loans                                                              6.0%            5.7%
     Net charge-offs to average outstanding loans                                          1.5%            2.6%
     Nonperforming loans to gross loans                                                   10.1%            6.3%


The table presented below shows the balance of nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, at March 31, 2003 and December 31, 2002 (in thousands):

                                                                                        March 31,     December 31,
                                                                                          2003            2002
                                                                                          ----            ----
     Nonaccrual loans                                                                 $    38,376       $    26,814
     Loans 90 days or more past due and still accruing                                      1,024               401


Total nonperforming loans increased $12.2 million since December 31, 2002, after the net charge-offs of $1.6 million which have been recognized through March 31, 2003. The increase is primarily due to one loan customer. The weakness in the overall economy has persisted longer than originally anticipated. As a result, consumer confidence and spending have continued to drop.

Management continues to address market issues impacting its loan customer base. Ratings for the commercial loan portfolio are continually reviewed and management closely monitors the commercial loan portfolio to timely identify nonperforming loans.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet. The following table represents the activity in other real estate (in thousands):

         Balance at January 1, 2002                                    $4,211
         Other real estate transferred from loans                       4,705
         Other real estate transferred from premises                    1,226
         Write-downs of other real estate                              (2,418)
         Other real estate sold                                        (2,315)
                                                                       ------

         Balance at December 31, 2002                                   5,409
         Other real estate transferred from loans                       1,810
         Other real estate sold                                        (1,736)
                                                                       ------

         Balance at March 31, 2003                                     $5,483
                                                                       ======


During the first three months of 2003, the Corporation received real estate in lieu of loan payments of $1.8 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reductions in the fair value result in a write-down of other real estate. Write-downs on other real estate may be recorded based on future reevaluations of current realizable fair values.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)



DEPOSITS

The Corporation continued to experience a substantial reduction in deposits in the first quarter of 2003. Total deposits decreased by $42.3 million, or 9.7%, in the first quarter of 2003. Due to the reduction in the loan portfolio, management was able to reduce its reliance on brokered and noncore certificates of deposits over $100,000. Brokered deposits decreased by $10 million during the first quarter of 2003 to $45 million at March 31, 2003, while certificates of deposit over $100,000 decreased by $8.2 million during the first quarter of 2003 to $27.4 million at March 31, 2003. The Corporation's other deposit categories decreased by $24.1 million in the first quarter of 2003.

Due to the high cost of brokered and Internet deposits, management is introducing a new deposit product to its local markets during 2003. The plan is to increase core deposits sufficiently to reduce the dependence on brokered and Internet deposits.

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings have remained the same from December 31, 2002 to March 31, 2003, at $87.8 million of which $86.2 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis (FHLB). The FHLB borrowings carry fixed interest rates and stated maturities ranging through 2011. Fixed rate borrowings totaling $80 million are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Based on the Corporation's available collateral, management does not anticipate increasing the FHLB borrowings in the near future.

GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S SUBORDINATED DEBENTURES

In 1999, the Corporation completed a private offering of capital, or trust preferred, securities in the amount of $12,450,000. Under regulatory guidelines, guaranteed preferred beneficial interests in the Corporation's subordinated debentures are eligible as regulatory capital, as defined, subject to certain limitations. Due to the present financial condition in the current quarter, the Board of Directors adopted a resolution to apply for the deferment of interest payments on the Trust Preferred securities. The trust document allows for a deferral of interest payments for up to 20 quarters. Management has deferred the quarterly payments beginning with the November 14, 2002, payment and it is expected that interest will continue to be deferred until the Board of Directors believes it is prudent to resume payments.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $1.6 million from December 31, 2002 to March 31, 2003. The decrease is comprised of a net loss of $1.5 million and a decrease in the net unrealized gain on securities of $102,000. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors to include satisfaction of requirements in the Order.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended March 31, 2003, decreased by $1.9 million, or 38.6% compared to the same period one year ago. The decrease in loan volume offset by the decrease in deposit volume during the past twelve months, combined with increases in nonaccrual loans, and a continued decline in prevailing market rates, have resulted in the decline in net interest income. Loan and deposit balances and margins have declined for the past six quarters. If the decline in deposits continues and if that decline continues to be funded with a decline in loans as anticipated by management, then management anticipates margins will continue to decline in both dollars and as a percent of assets.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)


PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $50,000 for the quarter ended March 31, 2003, compared to the same period in 2002. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. Additional provisions for loan losses are possible.

OTHER INCOME

Other income decreased by $169,000 for the quarter ended March 31, 2003, compared to the quarter ended March 31, 2002. In spite of the decline in deposits, service charge revenue increased $29,000 due to the implementation of new service charges during the second quarter of 2002. The decreases in loan and lease income are the result of a $85,000 decline in mortgage subsidiary fee income and a $150,000 decline in leasing subsidiary fee income. The decline in mortgage subsidiary activity also caused net gains on the sale of loans to decline by $133,000.


OTHER EXPENSES

Other expenses increased $327,000 for the quarter ended March 31, 2003, compared to the same period of 2002. Salaries, commissions, and related benefits decreased by $323,000 during the first quarter of 2003 compared to the first quarter of 2002. This decrease was offset by an increase in professional services expenses of $526,000 during the first quarter of 2003 and an increase in loan collection expense of $265,000. The Corporation is taking action to reduce its reliance on external (and more costly) collection resources.

FEDERAL INCOME TAXES

The income tax provision of $320,000 is the result of an addition to the valuation allowance provided against the deferred tax asset. This provision increases the valuation allowance to $7.3 million at March 31, 2003, from $7 million at December 31, 2002. The Corporation's current year net losses are currently anticipated to more likely than not expire prior to their utilization; therefore, no tax credit is being recorded in anticipation of a future tax benefit from the use of loss carryovers.

LIQUIDITY

As a result of the Corporation's 2002 annual and first quarter 2003 results, sources of liquidity, such as lines of credit from correspondent banks, borrowings from the Federal Home Loan Bank, and the issuance of stock, which were historically available, are currently not short-term sources of liquidity.

The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2003 are discussed below.

During the first quarter of 2003, the Corporation increased cash and cash equivalents by $5.0 million. As shown on the Corporation's condensed consolidated statement of cash flows, despite the net loss of $1.5 million in the first quarter of 2003, the Corporation was able to generate $233,000 of cash from operations, due to the noncash expenses such as the depreciation and amortization of $578,000 and the change in other assets and liabilities. Other significant factors impacting cash flow were the $39.8 million of cash received from the decrease in loans and $5.2 million in proceeds from sales and maturities of securities. These cash inflows were partially offset by the $42.3 million of cash used due to the decrease in deposits.

It is anticipated that during the remainder of 2003, cash generated from decreases in certain segments of the loan portfolio will be reinvested in securities and local market loans, and deposits generated locally will replace a portion of the Internet and brokered deposits.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)



As of March 31, 2003, the Corporation has suspended two quarterly payments of interest on its subordinated debentures that fund quarterly distributions on the trust preferred securities issued by its trust subsidiary, North Country Capital Trust. The debenture agreement allows for suspension of payments for up to 20 quarterly payments.

The Corporation's liquidity plan for 2003 includes strategies to increase core deposits in the Corporation's local markets. New products and advertising commenced in 2003, with a goal of increasing core deposits to reduce the dependency on noncore deposits. The Corporation's liquidity plan for 2003 calls for augmenting local deposit growth efforts with Internet CD funding to the extent necessary. There is no assurance that Internet CDs will be available in adequate amounts or at economically feasible pricing.

The 2003 plan is expected to include the possible sale of certain segments of the loan portfolio to maintain certain loan to asset and loan to deposit ratios as well as to reduce the concentration of loans in particular industries, such as hospitality and gaming.

During the fourth quarter of 2002, the unsecured lines of credit the Corporation had with two correspondent banks were closed by those banks. In the first quarter of 2003, the Corporation established a secondary borrowing arrangement collateralized by loans.

CAPITAL AND REGULATORY

During the first quarter of 2003, capital decreased by $1.6 million, as a result of the net loss of $1.5 million and the decrease in the unrealized gain on securities available for sale of $102,000. This compares to a decrease in capital during the same period in the previous year of $273,000, resulting primarily from net income, changes in the unrealized gain on securities available for sale, and dividends declared for the first quarter in 2002.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2003, the Corporation, and as of December 31, 2002, the Corporation and the Bank, were undercapitalized. See discussions on the following pages of the regulatory requirements and the Corporation's plans for increasing its capital ratios.

Regulatory capital is not the same as shareholders' equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes. The Corporation's acquisition intangibles and a portion of the deferred tax asset are examples of such assets.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                                    Tier I          Tier I              Total
                                                                  Capital to      Capital to         Capital to
                                                                    Average      Risk-Weighted      Risk-Weighted
                                                                    Assets          Assets             Assets
                                                                  -----------    --------------    ---------------
     Regulatory minimum for capital adequacy purposes                4.0%            4.0%                8.0%

     The Corporation:
         March 31, 2003                                              3.8%            5.2%                8.4%
         December 31, 2002                                           3.8%            5.3%                8.3%

     The Bank:
         March 31, 2003                                              5.1%            7.0%                8.3%
         December 31, 2002                                           4.8%            6.6%                7.9%

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)



The capital levels include adjustment for the capital, or trust preferred securities, issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of March 31, 2003 and December 31, 2002, $5,128,000 and $5,706,000, respectively, of the $12,450,000 of capital securities were available as Tier I capital of the Corporation.

In September 2002, a regularly-scheduled safety and soundness examination of the Bank was conducted by its principal regulators, the Michigan Office of Financial and Insurance Services (OFIS) and the FDIC. During the course of that examination, the FDIC, the OFIS, and the Federal Reserve Bank of Chicago (FRB) requested that the Corporation and the Bank take certain actions, including suspending the payment of dividends and conserving the liquidity of the Corporation.

In response to the concerns expressed by the regulators, the Board of Directors of the Corporation and the Bank adopted resolutions providing for prior regulatory approval of the declaration or payment of any dividend by the Corporation or the Bank, and suspension of interest payments by the Corporation in connection with its trust preferred securities.

The agreements relating to the trust preferred securities allow for the suspension of payments for up to 20 quarters. Therefore, the suspension of the interest payments does not violate the agreement. However, while interest payments are suspended, no dividends can be paid on the Corporation's common stock, and certain other restrictions apply.

Following the completion of the regularly-scheduled safety and soundness examination of the Bank by the FDIC and the OFIS, and the Bank's receipt of the related Joint Report of Examination ("Report"), the FDIC and the OFIS, with the consent of the Bank, on March 26, 2003, entered a formal Cease and Desist Order (the "Order") under federal and state banking laws. The Order became effective on April 5, 2003, and will remain in effect until modified or terminated by action of the FDIC and the OFIS. The Order identifies deficiencies in the Bank's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Order also requires the Bank to maintain specified capital ratios during the life of the Order.

The Order further requires the Bank and its directors to take the following specific steps, again within time periods specified in the Order. For the calendar quarters ending March 31, 2003, and June 30, 2003, the Bank must have a ratio of Tier 1 capital to total assets ("Tier 1 Capital Ratio") equal to at least 6.4%. Commencing with the calendar quarter ending September 30, 2003, and for each calendar quarter thereafter, the Bank must have a Tier 1 Capital Ratio equal to at least 8.0%. If the Bank's Tier 1 Capital Ratio is below the required percentage for any such quarter, the Bank must take steps to bring its Tier 1 Capital Ratio to the required level within 60 days. The Order also requires the Bank to maintain its total risk-based capital ratio at 10.0% or greater for each calendar quarter ending after the effective date of the Order. If the Bank's total risk-based capital ratio for any such quarter is less than 10.0%, the Bank must take steps to bring its total risk-based capital ratio to the required level within 60 days.

As of March 31, 2003, the Bank's capital ratios do not meet the minimum requirements of the Order. Following is a summary of the strategies which management plans to enact in order to restore the Bank's capital to the levels required by the Order.

The Corporation plans to sell certain branches to reduce the size of the Bank. In conjunction with the sale of the branches, the Bank plans to sell a select portion of its loan portfolio. It is anticipated that the cash received from the sale of the loans will provide the necessary liquidity to fund the branch sales. The contemplated sales of the branches and loans will require prior regulatory approval, and may require approval by holders of the trust preferred securities.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)


The above sales are anticipated to be inadequate to reduce the overall size of the Bank, based on current capital levels, to achieve the required regulatory capital ratios. Therefore, the Corporation is anticipating additional capital will need to be raised to attain the 8% Tier 1 Capital Ratio.

The Corporation is exploring a possible capital infusion from an outside investor which might also include an opportunity for existing shareholders to participate. If no outside investor is found, the Corporation will consider other alternatives for raising additional capital. Among the options that the Corporation could consider would be a rights offering for existing shareholders.

It is likely that any new stock issuance could be at a price below the Corporation's current book value, resulting in a dilution of the existing shareholders' ownership interests.

Noncompliance with the minimum capital requirements of the Order may impact the ability of the Corporation and the Bank to remain as ongoing operating entities.

Recruiting firms are being utilized in an effort to attract additional skilled and experienced banking professionals to augment the senior management team, which will be able to address the regulatory issues facing the Corporation. By strengthening the infrastructure of the Corporation, management would be able to place more emphasis on addressing problem loans, financial matters, and moving forward with and enacting the daily strategies of the Corporation. In the future, this would decrease the dependence on outsourced services, which in turn would decrease expenses associated with these services. The expense reduction and improvement in the loan portfolio would be significant steps toward returning the Corporation to profitability, which would further improve the capital ratios.

The Order imposes specific prohibitions and limitations on the Bank and its directors regarding certain matters. Without the prior approval of the FDIC and the OFIS, the Bank may not (i) enter into any material transaction that is not in the ordinary course of business (including any material acquisition or disposition of assets), (ii) declare or pay any cash dividend, (iii) extend any credit, directly or indirectly, to any borrower obligated to the Bank on any credit which has been charged off or classified loss by bank examiners so long as such credit remains uncollected, or (iv) authorize any "golden parachute" payment to any person, within the meaning of the applicable FDIC regulation. In addition, the Bank is required to notify the FDIC and the OFIS in writing of any change in the Bank's directors or senior executive officers, and to obtain the prior approval of the OFIS of the addition of any person as a director or senior executive officer of the Bank. The Bank is also prohibited from permitting its Chairman and director, Ronald G. Ford, from negotiating or making any loan, overdraft, or extension of credit, serving as a member of the Bank's loan committee, or participating in credit underwriting, other than voting as a director on matters presented to the Board of Directors.

The Order requires the Bank and its directors to take specific steps, within time periods specified in the Order, to address the operational deficiencies, including certain violations of law and regulations, identified by the FDIC and the OFIS in the Order and the Report. Among other things, the Bank must establish, and submit to the FDIC and the OFIS for comment, written plans (i) to reduce the Bank's risk position with respect to certain classified loans identified in the Report or any subsequent Report of Examination during the life of the Order, (ii) to reduce identified concentrations of loans to one industry in excess of 100% of the Bank's Tier 1 capital, (iii) to reduce and collect delinquent loans, (iv) to eliminate the classified amounts of loans to directors, executive officers, principal shareholders of the Bank and their respective related interests, (v) to address the Bank's relationship of volatile liabilities to temporary investments, rate sensitivity objectives, and asset/liability management, (vi) setting forth the Bank's strategic plan, including financial goals and strategies to maintain adequate capital and liquidity, to reduce problem loans, and to attract and keep qualified management, (vii) covering the policies and procedures for review and approval of reimbursement of customer entertainment and business development expenses of the Bank's directors, officers and employees, (viii) for a realistic budget for calendar year 2003 and each subsequent year during the life of the Order, including strategies to improve the Bank's net interest margin, (ix) to reduce the Bank's portfolio of other real estate owned as a result of foreclosure or surrender of collateral for loans, and (x) to address procedures for the directors to monitor, and management to implement, the requirements of the Order.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)



Further actions the Bank must take within periods specified in the Order include correcting all deficiencies noted in the Report with respect to certain categories of loans, and all technical exceptions and all violations of law noted in the Report. The Bank's loan committee, which must include at least three outside directors who are independent of management and any principal shareholder, is required to meet at least monthly, and to act with respect to specified categories of loans and loan applications, including all such applications involving directors and executive officers of the Bank and their respective related interests. The Bank's Board of Directors is required to review and revise the Bank's written loan policy, to submit the revised policy to the FDIC and OFIS for review and comment, and to conduct an annual review of the policy. The Bank's Board of Directors is also required to review and revise the Bank's investment policy, and to submit the revised policy for comment to the FDIC and the OFIS. The Order mandates the Bank's Board of Directors (i) to adopt resolutions acknowledging the Bank's designation as a troubled institution by the FDIC, (ii) to review all agreements for the provision of goods and services between the Bank and any of its current or former directors, officers, or employees, and their respective related interests, and to determine whether such agreements remain in the best interest of the Bank, and (iii) to seek restitution from Ronald G. Ford of all amounts paid by the Bank pursuant to the Chairman Agreement entered into as of April 12, 2002, between Mr. Ford and the Corporation. The Order also requires the Bank to submit to the FDIC and the OFIS written reports regarding its progress under the Order, signed by each director of the Bank, every three months following the effective date of the Order.

If the Bank fails or is unable to timely comply with the Order, there could be material adverse effects on the Bank and the Corporation. Since the entry of the Order, the Corporation has determined that the Bank was not in compliance with the minimum capital ratios specified in the Order for the calendar quarter ended March 31, 2003. There can be no assurance that the Corporation can take steps in the time limits prescribed by the Order to restore the Bank's capital ratios to the required levels.

The Corporation and the Bank have been addressing the requirements of the Order as the Board of Directors and management believe it is in the best interests for the long-term financial health of the Corporation to address the issues promptly.

The Order requires development of a comprehensive strategic plan, financial plan, and profit plan. The development of these plans will provide the Board of Directors and management with a road map to strengthen the Corporation in many areas, reduce risk, improve liquidity, and return the Corporation to profitability. By implementing these strategic plans, improved policies and resolution of nonperforming assets, the Corporation believes it can more effectively serve its customers, grow in its markets, return to profitability, and increase shareholder value.

Addressing the requirements of the Order, carrying out the objectives of the strategic plan, and returning the Corporation to profitability will require the strengthening of the executive management team. The Corporation will be seeking to add management with experience in turnaround situations, loan portfolio, credit and problem loan administration, and financial management expertise commensurate with the issues the Corporation must address. The addition of management may increase expense in the short term. However, the additional management expertise is expected to help the Corporation resolve many of its issues more quickly, and improve customer service and financial performance.

The Board of Directors is further required to address the overall asset/liability management practices of the Bank, interest rate risk management, and liquidity management. Strengthening the Bank's policies, risk limits, and procedures in these areas should increase overall liquidity and consistency of income through interest rate cycles and reduce risk to capital.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITIONS
                     AND RESULTS OF OPERATIONS (Continued)



SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Bank has applied for closure of four of its twenty-six branch locations. If approved by the regulators, these locations will be closed September 7, 2003. Subsequent to the end of the quarter, the Bank sold the Newberry administrative office building.

                       NORTH COUNTRY FINANCIAL CORPORATION
      ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK


INTEREST RATE RISK

In general, the Corporation attempts to manage interest rate risk by investing in a variety of assets which afford it an opportunity to reprice assets and increase interest income at a rate equal to or greater than the interest expense associated with repricing liabilities.

Interest rate risk is the exposure of the Corporation to adverse movements in interest rates. The Corporation derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing obligations. The rates of interest the Corporation earns on its assets and owes on its obligations generally are established contractually for a period of time. Since market interest rates change over time, the Corporation is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excess levels of interest rate risk could pose a significant threat to the Corporation's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Corporation's safety and soundness.

Loans are the most significant earning asset. Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities. In addition the Corporation prices loans so it has an opportunity to reprice the loan within 12 to 36 months.

The Corporation also has $62.4 million of securities, of which $48.5 million are mortgage-backed securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

The Corporation offers deposit products with a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years.

Beyond general efforts to shorten the loan pricing periods and extend deposit maturities, management can manage interest rate risk by the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among other strategies. Also, the rate of interest rate changes can impact the actions taken since the speed of change affects borrowers and depositors differently.

Exposure to interest rate risk is reviewed on a regular basis. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect of interest rate changes on net interest income and to structure the composition of the balance sheet to minimize interest rate risk and at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include maturity and repricing analysis and interest rate sensitivity analysis.

The difference between repricing assets and liabilities for a specific period is referred to as the gap. An excess of repricable assets over liabilities is referred to as a positive gap. An excess of repricable liabilities over assets is referred to as a negative gap. The cumulative gap is the summation of the gap for all periods to the end of the period for which the cumulative gap is being measured.

Assets and liabilities scheduled to reprice are reported in the following time frames. Those instruments with a variable interest rate tied to an index and considered immediately repricable are reported in the 1- to 90-day time frame. The estimates of principal amortization and prepayments are assigned to the following time frames.

                       NORTH COUNTRY FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)



The following is the Corporation's repricing opportunities at March 31, 2003 (dollars in thousands):

                                                       1 - 90      91 - 365       2 - 5        Over 5
                                                        Days         Days         Years        Years       Total
                                                        ----         ----         -----        -----       -----

Interest-earning assets:
   Loans                                           $   208,028  $    62,336  $    68,221  $    52,983   $  391,568
   Securities                                            1,486        4,275       21,550       35,080       62,391
   Other                                                42,091           -0-          -0-          -0-      42,091
                                                   -----------  ------------ ------------ -----------   ----------

   Total interest-earning assets                       251,605       66,611       89,771       88,063      496,050
                                                   -----------  -----------  -----------  -----------   ----------

Interest-bearing obligations:
   Savings deposits                                    154,381           -0-          -0-          -0-     154,381
   Time deposits                                        38,246      120,082       47,840          773      206,941
   Borrowings                                              331          391        5,476       81,617       87,815
   Subordinated debentures                              12,450           -0-          -0-          -0-      12,450
                                                   -----------  ------------ ------------ -----------   ----------

   Total interest-bearing obligations                  205,408      120,473       53,316       82,390      461,587
                                                   -----------  -----------  -----------  -----------    ---------

Gap                                                $    46,197  $   (53,862) $    36,455  $     5,673   $   34,463
                                                   ===========  ===========  ===========  ===========   ==========

Cumulative gap                                     $    46,197  $    (7,665) $    28,790  $    34,463   $   34,463
                                                   ===========  ===========  ===========  ===========   ==========


The above analysis indicates that at March 31, 2003, the Corporation had a cumulative liability sensitivity gap position of $7.7 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could be reduced. Conversely, if market interest rates continue to decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

At December 31, 2002, the Corporation had a cumulative asset sensitivity gap position of $20.1 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn more net interest income. Conversely, if market interest rates continued to decrease over a twelve-month period, the December 31, 2002, gap position suggested the Corporation's net interest income would decrease.

The change in the gap position from December 31, 2002 to March 31, 2003, is a result of the decreases experienced in the loans and deposits with a greater dollar amount of the loan portfolio reductions in the one-year time frame than the deposit reductions. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

The borrowings in the gap analysis include FHLB advances as fixed-rate advances. A significant portion of these advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis.

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk and foreign exchange risk. The Corporation has no market risk sensitive instruments held for trading purposes. The Corporation has limited agricultural-related loan assets and therefore has minimal significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

                       NORTH COUNTRY FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)


Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Corporation's interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Corporation assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity, and asset quality.

In addition to changes in interest rates, the level of future net interest income is also dependent on a number of variables, including: the growth, composition and levels of loans, deposits, and other earning assets and interest-bearing obligations, and economic and competitive conditions; potential changes in lending, investing, and deposit strategies; customer preferences; and other factors.

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of March 31, 2003, the Corporation had excess Canadian assets of $4.6 million (or $3.1 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

OFF-BALANCE-SHEET RISK

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps or options. However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.

IMPACT OF INFLATION AND CHANGING PRICES

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities tends to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

                       NORTH COUNTRY FINANCIAL CORPORATION
                        ITEM 4. CONTROLS AND PROCEDURES


As of April 8, 2003, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective as of April 8, 2003. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to April 8, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As the date hereof, except for the Order referred to below, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Corporation or any of its subsidiaries is a party or of which any of its properties is the subject. Information pertaining to the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" on this Form 10-Q, and is incorporated here by reference.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

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

     Exhibit 99.1 Certification of Chief Executive Officer Pursuant to 18 U.S.C. Section 1350.

(b)  The following Form 8-K filings occurred subsequent to December 31, 2002:

     - Form 8-K dated April 5, 2003, disclosure of the Order to Cease and Desist entered by the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services, with the consent of the Bank.
     - Form 8-K dated April 21, 2003, disclosure of the employment of Mr. Robert Taylor as Executive Vice President - Chief Financial Officer.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              NORTH COUNTRY FINANCIAL CORPORATION
                              -----------------------------------
                                         (Registrant)



5/14/03                       By:  /s/ Sherry L. Littlejohn
---------                     ------------------------------------------------
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

3. Based on my knowledge, the financial statements and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations, and cash flows of the registrant as of and for the periods presented in this quarterly report;

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

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize, and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


5/14/03                    /s/Sherry L. Littlejohn
---------                  -------------------------------------------------
Date                       SHERRY L. LITTLEJOHN,
                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                           (principal executive and financial officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.        DESCRIPTION

 EX-99.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002