Form 10-Q
period 2003-06-30
NORTH COUNTRY FINANCIAL CORP
filed 2003-08-13
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

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

                                    Yes  X   No
                                        ---     ---


Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes      No  X
                                        ---     ---


As of July 31, 2003, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX

PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2003 (Unaudited) and December 31, 2002....................................        1

                  Condensed Consolidated Statements of Operations - Three
                    And Six Months Ended June 30, 2003 (Unaudited) and
                    June 30, 2002 (Unaudited)........................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Six Months Ended June 30, 2003
                    (Unaudited) and June 30, 2002 (Unaudited)........................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2003 (Unaudited) and
                    June 30, 2002 (Unaudited)........................................................        4

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................        5


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       14


     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       26


     Item 4.      Controls and Procedures............................................................       29


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       30


     Item 4.      Submission of Matters to a Vote of Security Holders................................       31


     Item 6.      Exhibits and Reports on Form 8-K...................................................       32


     SIGNATURES   ...................................................................................       33

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                        ----              ----
                                                                                     (Unaudited)
ASSETS
     Cash and due from banks                                                        $      11,035    $       17,542
     Federal funds sold                                                                    25,200            26,250
                                                                                    -------------    --------------
         Cash and cash equivalents                                                         36,235            43,792

     Interest-bearing deposits in other financial institutions                             11,837             2,010
     Securities available for sale                                                         55,071            67,955
     Federal Home Loan Bank stock                                                           4,433             4,375

     Total loans                                                                          358,398           435,043
         Allowance for loan losses                                                        (21,986)          (24,908)
                                                                                    -------------    --------------
     Net loans                                                                            336,412           410,135

     Premises and equipment                                                                14,545            15,592
     Other real estate held for sale                                                        4,781             5,409
     Other assets                                                                          12,624            16,038
                                                                                    -------------    --------------

         Total assets                                                               $     475,938    $      565,306
                                                                                    =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
         Non-interest-bearing deposits                                              $      30,707    $       40,797
         Interest-bearing deposits                                                        322,741           396,697
                                                                                    -------------    --------------
              Total deposits                                                              353,448           437,494

     Borrowings                                                                            87,483            87,815
     Other liabilities                                                                      6,218             7,044

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                             12,450            12,450

     Shareholders' equity:
         Preferred stock - No par value:
           Authorized 500,000 shares, no shares outstanding
         Common stock - No par value:
           Authorized - 18,000,000 shares
           Issued and outstanding - 7,019,152                                              16,175            16,175
         Retained earnings (deficit)                                                       (1,076)            3,086
         Accumulated other comprehensive income                                             1,240             1,242
                                                                                    -------------    --------------
              Total shareholders' equity                                                   16,339            20,503
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     475,938    $      565,306
                                                                                    =============    ==============


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                             2003           2002            2003           2002
                                                             ----           ----            ----           ----
Interest income:
     Interest and fees on loans:
         Taxable                                          $     5,071    $     7,999    $    10,712     $    16,069
         Tax-exempt                                               429            618            851           1,174
     Interest on securities:
         Taxable                                                  520            970          1,212           1,949
         Tax-exempt                                                66             64            132             132
     Other interest income                                        160             29            312              78
                                                          -----------    -----------    -----------     -----------
         Total interest income                                  6,246          9,680         13,219          19,402
                                                          -----------    -----------    -----------     -----------

Interest expense:
     Deposits                                                   2,133          3,156          4,678           6,421
     Borrowings                                                 1,213          1,286          2,412           2,548
     Subordinated debentures                                      123            137            245             276
                                                          -----------    -----------    -----------     -----------
         Total interest expense                                 3,469          4,579          7,335           9,245
                                                          -----------    -----------    -----------     -----------

Net interest income                                             2,777          5,101          5,884          10,157
Provision for loan losses                                           0          4,000              0           4,050
                                                          -----------    -----------    -----------     -----------
Net interest income after provision for loan losses             2,777          1,101          5,884           6,107
                                                          -----------    -----------    -----------     -----------

Other income:
     Service fees                                                 413            468            843             869
     Net security gains                                           214            356            191             422
     Other loan and lease income                                   11            377             38             640
     Net gains on sale of loans                                    51            135            106             319
     Other operating income                                       356            331            769             488
                                                          -----------    -----------    -----------     -----------
         Total other income                                     1,045          1,667          1,947           2,738
                                                          -----------    -----------    -----------     -----------

Other expenses:
     Salaries, commissions, and related benefits                1,356          1,882          3,033           3,882
     Furniture and equipment expense                              355            341            721             702
     Occupancy expense                                            351            385            750             839
     Data processing                                              380            606            787           1,216
     Accounting, legal, and consulting fees                       836            316          1,666             620
     Loan and deposit expense                                     334            155            908             437
     Telephone                                                    364            349            697             609
     Impairment loss on intangible assets                          60              0             60               0
     Impairment loss on other real estate held for sale           216             35            216              35
     Loss (gain) on sale of premises, equipment, and
     other real estate                                            (94)            48           (113)            104
     Advertising expense                                           95            194            144             316
     Amortization of acquisition intangible                       128            155            256             155
     Other                                                        739            431          1,189             849
                                                          -----------    -----------    -----------     -----------
         Total other expenses                                   5,120          4,897         10,314           9,764
                                                          -----------    -----------    -----------     -----------

Loss before provision (credit) for income taxes                (1,298)        (2,129)        (2,483)           (919)
Provision (credit) for income taxes                             1,359         (1,022)         1,679            (815)
                                                          -----------    -----------    -----------     -----------
Net loss                                                  $    (2,657)   $    (1,107)   $    (4,162)    $      (104)
                                                          ===========    ===========    ===========     ===========
Loss per common share:
     Basic                                                $    (0.38)    $     (0.15)   $     (0.59)    $     (0.01)
                                                          ==========     ===========    ===========     ===========
     Diluted                                              $    (0.38)    $     (0.15)   $     (0.59)    $     (0.01)
                                                          ==========     ===========    ===========     ===========
Dividends declared per common share                       $     0.00     $      0.15    $      0.00     $      0.25
                                                          ==========     ===========    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended             Six Months Ended
                                                                   June 30,                      June 30,
                                                             2003           2002            2003            2002
                                                             ----           ----            ----            ----
Balance, beginning of period                              $    18,896    $    47,616    $    20,503     $    47,889

Net loss for period                                            (2,657)        (1,107)        (4,162)           (104)
Net unrealized gain (loss) on securities
  available for sale                                              100            977             (2)            403
                                                          -----------    -----------    -----------     -----------
     Total comprehensive income (loss)                         (2,557)          (130)        (4,164)            299

Dividends declared                                                  0         (1,053)             0          (1,755)
                                                          -----------    ------------   -----------     -----------

Balance, end of period                                    $    16,339    $    46,433    $    16,339     $    46,433
                                                          ===========     ==========    ===========     ===========


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                   June 30,
                                                                                          2003                2002
                                                                                          ----                ----
Increase (decrease) in cash and cash equivalents:

     Cash flows from operating activities:
         Net loss                                                                   $        (4,162)      $          (104)
         Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
              Depreciation and amortization                                                   1,455                   917
              Provision for loan losses                                                           0                 4,050
              Provision for impairment of intangible assets                                      60                     0
              Provision for impairment of other real estate held for sale                       216                    35
              Gain on sales of securities                                                      (191)                 (422)
              (Gain) loss on sale of premises, equipment, and other real estate                (113)                  104
              FHLB stock dividend                                                               (58)                    0
              Change in other assets                                                          3,306                 1,350
              Change in other liabilities                                                      (826)                 (526)
                                                                                    ---------------       ---------------
     Net cash provided by (used in) operating activities                                       (313)                5,404
                                                                                    ---------------       ---------------

     Cash flows from investing activities:
         Net (increase) decrease in interest-bearing deposits in other
         financial institutions                                                              (9,827)                  634
         Purchase of securities available for sale                                                0               (48,158)
         Proceeds from sales of securities available for sale                                 6,543                46,548
         Proceeds from maturities, calls, or paydowns of securities available
         for sale                                                                             6,131                 4,408
         Net decrease in loans                                                               71,858                 4,373
         Purchase of premises and equipment                                                     (30)                 (335)
         Proceeds from sale of premises, equipment, and other real estate                     2,459                 1,009
                                                                                    ---------------       ---------------
     Net cash provided by investing activities                                               77,134                 8,479
                                                                                    ---------------       ---------------

     Cash flows from financing activities:
         Net decrease in deposits                                                           (84,046)              (15,079)
         Principal payments on borrowings                                                      (332)                 (313)
         Payment of cash dividends                                                                0                (1,404)
                                                                                    ---------------       ---------------
     Net cash used in financing activities                                                  (84,378)              (16,796)
                                                                                    ---------------       ---------------

Net change in cash and cash equivalents                                                      (7,557)               (2,913)
Cash and cash equivalents at beginning of period                                             43,792                36,747
                                                                                    ---------------       ---------------

Cash and cash equivalents at end of period                                          $        36,235       $        33,834
                                                                                    ===============       ===============


Supplemental cash flow information:

Cash paid (refunded) for:
     Interest                                                                       $         7,854       $         9,451
     Income taxes                                                                              (500)                  550

Noncash investing activities - Transfers of foreclosures from loans to other
real estate                                                                                   1,865                 5,431

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates. Estimates that are particularly susceptible to significant change include the determination of the allowance for loan losses, impairment of intangible assets, impairment of other real estate held for sale, and income taxes.

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

     The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the six months ended June 30, 2003:

                                                                         June 30,
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

     The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the six months ended June 30, 2003 and the year ended December 31, 2002 (dollars in thousands, except per share data) as follows:

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                        ----              ----
         Net loss:

           As reported                                                              $     (4,162)    $     (26,713)
           Total stock-based compensation expense
             determined under fair value-based method,
             net of tax                                                                      (23)              (94)
                                                                                    ------------     -------------
           Pro forma                                                                $     (4,185)    $     (26,807)
                                                                                    ============     =============

         Loss per share - Basic:

           As reported                                                              $      (0.59)    $       (3.81)
                                                                                    ============     =============
           Pro forma                                                                $      (0.60)    $       (3.82)
                                                                                    ============     =============

         Loss per share - Diluted:

           As reported                                                              $      (0.59)   $        (3.81)
                                                                                    ============    ===============
           Pro forma                                                                $      (0.60)   $        (3.82)
                                                                                    ============    ==============

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


2.   RECENT ACCOUNTING PRONOUNCEMENTS

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

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" (FIN 46). The objective of this interpretation is to provide guidance on how to identify a variable interest entity and determine when the assets, liabilities, noncontrolling interests, and results of operations of a variable interest entity need to be included in a company's consolidated financial statements. A company that holds variable interests in an entity will need to consolidate the entity if the company's interest in the variable interest entity is such that the company will absorb a majority of the variable interest entity's losses and/or receive a majority of the entity's expected residual returns, if they occur. FIN 46 also requires additional disclosures by primary beneficiaries and other significant variable interest holders. The provisions of this interpretation are effective upon issuance. The requirements of FIN 46 did not have a material impact on the results of operations, financial position, or liquidity.

     In May 2003, FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of those instruments were previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The requirements of SFAS No. 150 did not have a material impact on the results of operations, financial position, or liquidity.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   LOSS PER SHARE

     Loss per share is based upon the weighted average number of shares outstanding. The following shows the computation of basic and diluted loss per share for the three months and six months ended June 30, 2003 and 2002 (in thousands, except per share data):


                                                             Three Months Ended               Six Months Ended
                                                                   June 30,                       June 30,
                                                              2003         2002             2003            2002
                                                              ----         ----             ----            ----

       Basic loss per common share:
         Net loss                                         $    (2,657)   $    (1,107)   $    (4,162)    $      (104)
                                                          ===========    ===========    ===========     ===========
         Weighted average common shares outstanding             7,019          7,019          7,019           7,019
                                                          ===========    ===========    ===========     ===========

           Basic loss per common share                    $     (0.38)   $     (0.15)   $     (.059)    $     (0.01)
                                                          ===========    ===========    ===========     ===========
       Diluted loss per common share:
         Net loss                                         $    (2,657)   $    (1,107)   $    (4,162)    $      (104)
                                                          ===========    ===========    ===========     ===========

         Weighted average common shares outstanding
           for basic loss per common share                      7,019          7,019          7,019           7,019
         Add:  Dilutive effect of assumed exercise
           of stock options                                         0              3              0               3
         Add:  Dilutive effect of directors' deferred
           stock compensation                                       0              0              0               0
                                                          -----------    -----------    -----------     -----------
           Average shares and dilutive potential
             common shares                                      7,019          7,022          7,019           7,022
                                                          ===========    ===========    ===========     ===========

              Diluted loss per common share               $     (0.38)   $     (0.15)   $    (0.59)     $     (0.01)
                                                          ===========    ===========    ==========      ===========

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2003 and December 31, 2002, are as follows (in thousands):

                                                                  June 30, 2003               December 31, 2002
                                                           Amortized      Estimated      Amortized      Estimated
                                                             Cost         Fair Value        Cost        Fair Value
                                                             ----         ----------        ----        ----------
       Obligations of states and political
         subdivisions                                     $     5,057    $     5,743    $     5,172     $     5,632
       Corporate securities                                     3,761          4,253         10,593          11,264
       Mortgage-related securities                             44,374         45,075         50,355          51,059
                                                          -----------    -----------    -----------     -----------

         Total securities available for sale              $    53,192    $    55,071    $    66,120     $    67,955
                                                          ===========    ===========    ===========     ===========

     The amortized cost and estimated fair value of investment securities pledged to treasury deposits and borrowings were $45,639,000 and $46,023,000 respectively, at June 30, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   LOANS

     The composition of loans at June 30, 2003 and December 31, 2002 (dollars in thousands) is as follows:


                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                        ----              ----
       Commercial real estate                                                       $      46,100    $       61,556
       Commercial, financial, and agricultural                                            243,834           290,371
       One- to four-family residential real estate                                         63,558            74,366
       Consumer                                                                             4,217             5,706
       Construction                                                                           689             3,044
                                                                                    -------------    --------------

         Total loans                                                                $     358,398    $      435,043
                                                                                    =============    ==============

     An analysis of the allowance for loan losses for the six months ended June, 2003, and 2002 (dollars in thousands) is as follows:

                                                                                      June 30,          June 30,
                                                                                        2003              2002
                                                                                        ----              ----
       Balance at beginning of period                                               $      24,908    $       10,444
       Provision for loan losses                                                                0             4,050
       Recoveries on loans                                                                  1,581               199
       Loans charged off                                                                   (4,503)           (1,115)
                                                                                    -------------    --------------

         Balance at end of period                                                   $      21,986    $       13,578
                                                                                    =============    ==============

     The aggregate amount of nonperforming residential and consumer loans was approximately $1,414,000 and $2,212,000 at June 30, 2003 and December 31, 2002, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the six months ended June 30, 2003 and 2002. The nonperforming commercial loans are reflected in the information regarding impaired loans.

     Information regarding impaired loans as of June 30, 2003 and December 31, 2002 (dollars in thousands) is as follows:

                                                                                      June 30,       December 31,
                                                                                        2003              2002
                                                                                        ----              ----
       Total impaired loans                                                         $      44,445    $       51,602
       Impaired loans with a valuation allowance                                           44,445            51,331
       Impaired loans on nonaccrual                                                        36,801            23,992
       Valuation allowance related to impaired loans                                        8,782             6,739

     The average investment in impaired loans was approximately $47,990,000 and $25,073,000 for the six-months ended June 30, 2003 and the year ended December 31, 2002, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   LOANS (CONTINUED)

     The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans for the six months ended June 30, 2003, and the year ended December 31, 2002, is summarized below (dollars in thousands).

                                                                                       June 30,            December 31,
                                                                                         2003                  2002
                                                                                         ----                  ----

         Loans outstanding beginning of period                                         $ 10,987              $ 16,625
         New loans                                                                          137                 1,622
         Net activity on revolving lines of credit                                           12                    23
         Repayment                                                                         (987)                 (991)
         Decrease related to retired executive officers and directors                      (186)               (6,292)
                                                                                       --------              --------

           Loans outstanding end of period                                             $  9,963              $ 10,987
                                                                                       ========              ========

     Two related-party loans had balances of approximately $6,335,000 and $2,979,000 at June 30, 2003 and $6,608,000 and $3,025,000 at December 31,
     2002. Loans to related-parties of approximately $8,477,000 and $9,182,000 were classified substandard at June 30, 2003 and December 31, 2002, respectively.

6.   BORROWINGS

     Borrowings consist of the following at June 30, 2003 and December 31, 2002 (in thousands):

                                                                                        June 30,        December 31,
                                                                                          2003              2002
                                                                                          ----              ----
         Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
           maturities from less than one year to ten years                               $85,866           $86,198

         Farmers Home Administration, fixed rate note payable, maturing August
           24, 2024, interest payable at 1%                                                1,617             1,617
                                                                                         -------           -------

                                                                                         $87,483           $87,815
                                                                                         =======           =======

     As of June 30, 2003, the Federal Home Loan Bank borrowings are collateralized by a specific collateral agreement on the Corporation's residential mortgage loans of $42,069,000; U.S. government and agency securities with an estimated fair value of $44,981,000; an interest-bearing deposit in the amount of $11,800,000; and Federal Home Loan Bank stock of $4,433,000. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2003. The Farmers Home Administration borrowing is collateralized by loans totaling $1,001,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and guaranteed by the Corporation.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


7.   STOCK OPTION PLANS

     A summary of stock option transactions for the six months ended June 30, 2003 and the year ended December 31, 2002, is as follows:

                                                                                              Number of Shares
                                                                                              ----------------
                                                                                      June 30,                December 31,
                                                                                        2003                      2002
                                                                                        ----                      ----
      Outstanding shares at beginning of year                                          772,397                   894,797
      Granted during the period                                                         50,000                         0
      Expired during the period                                                        (57,400)                 (122,400)
                                                                                      --------                  --------

      Outstanding shares at end of period                                              764,997                   772,397
                                                                                      ========                  ========
      Weighted average exercise price per share
        at end of period                                                              $  13.63                  $  14.11
                                                                                      ========                  ========

      Shares available for grant at end of period                                      101,573                   135,573
                                                                                      ========                  ========

     Options granted in 2003 were granted at a price of $2.95 per share. Under these plans, options expire ten years after the date of grant.

     Following is a summary of the options outstanding and exercisable at June 30, 2003:

                                                                              Weighted
                                                                              Average         Weighted
                                                                             Remaining         Average
          Exercise                                                          Contractual       Exercise
         Price Range                                        Number          Life-Years          Price
         -----------                                        ------          ----------          -----
            $2.95                                           33,000                 9.72      $     2.95
            $4.26                                            5,400                  .63            4.26
        $7.80 - $12.00                                     329,800                 5.98            9.23
       $15.00 - $20.33                                     396,797                 4.59           18.31
                                                        ----------           ----------      ----------

                                                           764,997                 5.38      $    13.63
                                                        ==========           ==========      ==========

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

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                        ----              ----
       Commitments to extend credit:
         Fixed rate                                                                 $       7,289    $        7,980
         Variable rate                                                                     65,604            62,632
       Standby letters of credit - Variable rate                                           13,939            13,161
       Credit card commitments - Fixed rate                                                 3,627             4,111
                                                                                    -------------    --------------

                                                                                    $      90,459    $       87,884
                                                                                    =============    ==============

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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

     Contingencies

     Recently, the Corporation was served with process in a class action initiated by a shareholder of the Corporation, alleging violations of the Federal securities laws and seeking, among other things, compensatory damages. The complaint also named as defendants certain former directors and senior executive officers of the Corporation. The Corporation is aware that another similar action has been filed by a former shareholder of the Corporation. In addition, a shareholder's derivative action has been filed against the Corporation and certain current and former directors of the Corporation. All of these proceedings are described in Part II, Item 1 - Legal Proceedings. Litigation of the types involved in these actions can be complex, time-consuming, and often protracted. The Corporation anticipates that it will incur substantial additional expense for legal and other professional fees as a result of the filing of these actions. At this early stage of the proceedings, the Corporation cannot accurately assess the impact which these proceedings will have on the Corporation. An ultimate determination of any of these actions adverse to the Corporation could have a material adverse effect on the Corporation's financial condition and operations.

     In addition, in the normal course of business, the Corporation is involved in various other legal proceedings. In the opinion of management, any liability resulting from such other legal proceedings would not be expected to have a material adverse effect on the consolidated financial statements.

     Concentration of Credit Risk

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $80.4 million, or 22.4%, of the commercial loan portfolio at June 30, 2003. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Corporation and its subsidiaries through the second quarter of 2003. The discussion should be read in conjunction with those statements and their accompanying notes.

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

     - The costs and effects of existing and future litigation and of adverse outcomes in such litigation; and

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


As discussed in the Capital and Regulatory section, the Corporation and the Bank are subject to minimum regulatory capital requirements. The Bank is also subject to minimum capital requirements of the Order. As of June 30, 2003, the capital of the Corporation and the Bank were below those requirements. If the Bank does not meet the minimum regulatory capital requirements, it could be subject to material adverse actions taken by bank regulators.

Management's near term strategies are expected to be centered around downsizing the Bank and returning the Corporation to profitability. This is expected to be accomplished by a combination of alternatives that may include: addressing the amount of nonperforming assets, the associated costs of servicing them, and a potential sale of these assets; controlling the Bank's growth; and a potential sale of certain branches. The sale of assets and certain branches may increase the Corporation's capital ratios. The Corporation's strategies for increasing its capital and that of the Bank are discussed further in the Capital and Regulatory section.

Upon completion of these near-term strategies, the Corporation's long-term strategy is expected to focus on profitable growth of loans and deposits in its core markets in Michigan.

FINANCIAL OVERVIEW

Year-to-date consolidated net loss was $4.2 million through June 30, 2003, compared to a net loss of $100,000 for the same period in 2002. Basic loss per share was $0.59 for the six months ended June 30, 2003, compared to a loss of $0.01 for the same period in 2002. The provision for loan losses was $0 for the six months ended June 30, 2003 as compared to $4.1 million in the same period in 2002. Total assets declined $89.4 million from December 31, 2002 to June 30, 2003. The loan portfolio continued to experience declines through the second quarter of 2003, decreasing $76.6 million from December 31, 2002 to June 30, 2003. Deposits have decreased $84.0 million since December 31, 2002.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $7.6 million through the second quarter of 2003. This was due to the employment of better cash management practices as well as the decline in deposits. See further discussion of the change in cash in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $12.9 million, or 19.0%, from December 31, 2002 to June 30, 2003, with the balance on June 30, 2003, totaling $55.1 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2003, investment securities with an estimated fair value of $46.0 million were pledged for purposes of securing Treasury Tax and Loan deposits and FHLB advances.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


LOANS

Through the second quarter of 2003, loan balances decreased by $76.6 million, or 17.6%. During the second quarter, loan balances decreased $33.2 million. This continued decrease was in all loan types and was expected. Management expects further reductions in loan balances in the near term as credit underwriting continues to be tightened and the Corporation continues to look to reduce the level of loans to the hotel and tourism industry. Future sales of loans and branch locations also may occur as the Corporation enacts strategies to address liquidity and capital needs. These sales could result in further decreases in the loan portfolio. Enhancements are, from time to time, made to the loan approval and exception reporting processes in order to provide for more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can more effectively manage the risk in the loan portfolio. Management has continued to restructure the lending staff and credit policies in an effort to meet the credit needs in its local market areas. These changes are being made to enable the Corporation to eventually grow the loan portfolio in its core markets as part of the long-term strategy to attain profitability.

Following is a summary of the loan portfolio at June 30, 2003 and December 31, 2002 (dollars in thousands):

                                                            June 30,          % of      December 31,        % of
                                                              2003            Total         2002            Total
                                                              ----            -----         ----            -----
     Commercial real estate                               $    46,100           12.9    $    61,556            14.1
     Commercial, financial, and agricultural                  243,834           68.0        290,371            66.8
     1-4 family residential real estate                        63,558           17.7         74,366            17.1
     Consumer                                                   4,217            1.2          5,706             1.3
     Construction                                                 689            0.2          3,044             0.7
                                                          -----------    -----------    -----------     -----------

         Total loans                                      $   358,398          100.0    $   435,043           100.0
                                                          ===========    ===========    ===========     ===========

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2003 and December 31, 2002 (dollars in thousands):

                                                                 June 30, 2003               December 31, 2002
                                                           Outstanding        % of        Outstanding       % of
                                                             Balance         Capital        Balance        Capital
                                                           -----------       -------      -----------      -------
     Hospitality and tourism                              $    80,363          486.3    $    86,802           423.4
     Gaming                                                    17,225          104.2         25,938           126.5
     Petroleum                                                  7,374           44.6         14,180            69.2
     Forestry                                                   3,759           22.7          5,677            27.7

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At June 30, 2003, the allowance for loan losses increased to 6.1% of total loans outstanding from 5.7% at December 31, 2002. The increase of the allowance as a percentage of total loans is due to the decrease in total loans from December 31, 2002 to June 30, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Management analyzes the allowance for loan losses in detail on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to gross loans outstanding increased to 0.82% from 0.19% for the six months ended June 30, 2003 and 2002, respectively. Net charge-offs for the six-month period ended June 30, 2003, were $2.9 million compared to $916,000 for the same period in 2002. Of the $2.9 million of net charge-offs in 2003, $1.1 million occurred in the second quarter. The amount of loans charged off in the second quarter was $2.8 million compared to $1.7 million in the first quarter. This increase is primarily the result of continued efforts to resolve problem credits identified in 2002. Also, as a result of the continued collection efforts, the Corporation realized recoveries on previously charged-off loans of $1.4 million in the second quarter compared to $137,000 in the first quarter. The Corporation will continue its aggressive efforts to collect on previously charged-off loans.

Based on management's analysis of the loan portfolio, the Corporation has not identified any new significant problem loans. As a result, the Corporation did not recognize a provision for loan losses for the six months ended June 30, 2003, a decrease of $4.1 million when compared to the same period in 2002.

Following is the allocation of the allowance for loan losses as of June 30, 2003 and December 31, 2002 (in thousands):

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                        ----              ----
       Commercial loans and leases                                                  $      19,148    $       22,514
       Real estate and mortgages                                                            1,834             2,250
       Consumer                                                                               178               144
       Unallocated                                                                            826               -0-
                                                                                    -------------    -------------

       Totals                                                                       $      21,986    $       24,908
                                                                                    =============    ==============

The following ratios assist management in the evaluation of the Corporation's credit quality:

                                                                                         June 30,        December 31,
                                                                                           2003              2002
                                                                                           ----              ----
     Allowance to total loans                                                               6.1%             5.7%
     Net charge-offs to average outstanding loans                                           1.5%             2.6%
     Nonperforming loans to gross loans                                                    11.1%             6.3%

The table presented below shows the balance of nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, at June 30, 2003 and December 31, 2002 (in thousands):

                                                                                      June 30,        December 31,
                                                                                        2003              2002
                                                                                        ----              ----
     Nonaccrual loans                                                               $      38,324    $       26,814
     Loans 90 days or more past due and still accruing                                      1,572               401

While nonperforming loans have increased $12.7 million since December 31, 2002, with an increase of $496,000 in the second quarter of 2003, management had identified these credits as substandard as of December 31, 2002, and had reserved for them accordingly.

Management continues to consider market issues impacting its loan customer base. Ratings for the commercial loan portfolio are continually reviewed and management closely monitors the commercial loan portfolio to timely identify nonperforming loans.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet. The following table represents the activity in other real estate (in thousands):

         Balance at January 1, 2002                                    $       4,211
         Other real estate transferred from loans                              4,705
         Other real estate transferred from premises                           1,226
         Write-downs of other real estate                                     (2,418)
         Other real estate sold                                               (2,315)
                                                                       -------------

         Balance at December 31, 2002                                          5,409
         Other real estate transferred from loans                              1,865
         Write-downs of other real estate                                       (216)
         Other real estate sold                                               (2,277)
                                                                       -------------

         Balance at June 30, 2003                                      $       4,781
                                                                       =============

During the first six months of 2003, the Corporation received real estate in lieu of loan payments of $1.9 million of which $55,000 occurred in the second quarter. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reductions in the fair value result in a write-down of other real estate. Write-downs on other real estate may be recorded based on future reevaluations of current realizable fair values.

DEPOSITS

The Corporation continued to experience a substantial reduction in deposits in the second quarter of 2003. Total deposits decreased by $84.0 million, or 19.2%, since December 31, 2002, including a decline of $41.8 million in the second quarter of 2003. Due to the reduction in the loan portfolio, management was able to reduce its reliance on brokered deposits. Brokered deposits decreased by $25.0 million through the second quarter of 2003 to $30.0 million at June 30, 2003, while certificates of deposit over $100,000 decreased by $10.2 million through the second quarter of 2003 to $25.4 million at June 30, 2003. The Corporation's other deposit categories decreased by $48.8 million through the second quarter of 2003. Core deposits decreased $83.2 million, which was partially offset by an increase in internet deposits of $27.7 million. Due to the high cost of brokered and Internet deposits, management introduced a new deposit product to its local markets during 2003.

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings have remained relatively stable from December 31, 2002 to June, 2003. At June 30, 2003, total borrowings were $87.5 million, of which $85.9 million were from the Federal Home Loan Bank of Indianapolis (FHLB). The FHLB borrowings carry fixed interest rates and stated maturities ranging through 2011. Fixed rate borrowings totaling $80 million are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management does not anticipate increasing the FHLB borrowings in the near future.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S SUBORDINATED DEBENTURES

In 1999, the Corporation completed a private offering of capital, or trust preferred, securities in the amount of $12,450,000. Under regulatory guidelines, guaranteed preferred beneficial interests in the Corporation's subordinated debentures are eligible as regulatory capital, as defined, subject to certain limitations. As of June 30, 2003, the Corporation has suspended three quarterly payments of interest on its subordinated debentures that fund quarterly distributions on the trust preferred securities issued by its trust subsidiary, North Country Capital Trust. The debenture agreement allows for suspension of payments for up to 20 quarterly payments. It is expected that distributions will continue to be deferred until the Board of Directors determines it is prudent to resume payments based upon returning to profitability and the capital needs of the Corporation and the Bank.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $4.2 million from December 31, 2002 to June 30, 2003. The decrease represents the net loss of $4.2 million for the six months ended June 30, 2003. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors, including satisfaction of requirements in the Order and receipt of approval by the Federal Reserve Bank of Chicago.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended June 30, 2003, decreased by $2.3 million, or 45.6% compared to the same period one year ago. Loans and total assets declined $135 million and $146 million, respectively, when compared to June 30, 2002, balances. The decrease in loan volume offset by the decrease in deposit volume during the past twelve months, combined with increases in nonaccrual loans, and a continued decline in prevailing market rates, have resulted in the decline in net interest income. Loan and deposit balances and margins have declined for the past seven quarters. If the decline in deposits continues and if that decline continues to be funded with a decline in loans as anticipated by management, then management anticipates margins will continue to decline in both dollars and as a percent of assets.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $4.1 million for the quarter ended June 30, 2003, compared to the same period in 2002. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. Additional provisions for loan losses are possible.

OTHER INCOME

Other income decreased by $622,000 for the quarter ended June 30, 2003, compared to the quarter ended June 30, 2002. Service charge revenue decreased $55,000 due to the decline in deposits. Loan and lease income decreased $366,000 as a result of a decline in mortgage subsidiary fee income and leasing subsidiary fee income, as well as a significant drop in new loan activity compared to the same period in 2002. Gain on sale of loans decreased $84,000 due to a lower volume of mortgage loans sold compared to the second quarter of 2002. A decrease of $142,000 in security gains also contributed to the decline in other income in comparison to the second quarter of 2002.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


OTHER EXPENSES

Other expenses increased $223,000 for the quarter ended June 30, 2003, compared to the same period of 2002. Salaries, commissions, and related benefits decreased by $526,000 during the second quarter of 2003 compared to the second quarter of 2002 due to fewer personnel. This decrease was offset by an increase in professional services expenses of $520,000 during the second quarter of 2003 and an increase in loan collection expense of $181,000. The increases in the costs of these outside services is due to changes in the Corporation's internal staff and the need to address the Order and other regulatory issues. The Corporation is taking action to reduce its reliance on external collection resources by recruiting qualified personnel who will be able to assume certain tasks currently being outsourced.

FEDERAL INCOME TAXES

The income tax provision of $1.7 million is the result of an addition to the valuation allowance provided against the deferred tax asset. This provision increases the valuation allowance to $8.7 million at June 30, 2003, from $7.0 million at December 31, 2002. The increase in the valuation allowance represents an alternative minimum tax credit carryforward that can only be realized if the Corporation generates taxable income. The Corporation's current year net loss carryover may expire prior to its utilization; therefore, no tax credit is being recorded in anticipation of a future tax benefit from the use of loss carryovers.

LIQUIDITY

As a result of the Corporation's 2002 annual and year-to-date 2003 results, sources of liquidity, such as lines of credit from correspondent banks, borrowings from the Federal Home Loan Bank, and the issuance of stock, which were historically available, are currently not short-term sources of liquidity.

The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2003, are discussed below.

Through the second quarter of 2003, the Corporation decreased cash and cash equivalents by $7.6 million. As shown on the Corporation's condensed consolidated statement of cash flows, despite the net loss of $4.2 million through the second quarter of 2003, the Corporation used only $313,000 of cash in operations, due to the noncash expenses such as the depreciation and amortization of $1.5 million and the change in other assets and liabilities. Other significant factors impacting cash flow were the $71.9 million of cash received from the decrease in loans and $12.7 million in proceeds from sales and maturities of securities. These cash inflows were offset by the $84.0 million of cash used due to the decrease in deposits.

It is anticipated that during the remainder of 2003, cash generated from decreases in certain segments of the loan portfolio will be reinvested in securities and local market loans to meet the collateral requirements of borrowings, and may also be used to fund further declines in deposits.

The Corporation's liquidity plan for 2003 includes strategies to increase core deposits in the Corporation's local markets. New products and advertising commenced in 2003, with a goal of increasing core deposits to reduce the dependency on noncore deposits, although efforts to generate local deposits have not been as effective as management anticipated. The Corporation's liquidity plan for 2003 calls for augmenting local deposit growth efforts with Internet CD funding, which increased $36.4 million during the second quarter. However, a substantial percent of these Internet CDs will mature in the fourth quarter of 2003, and there is no assurance that Internet CDs will be available in adequate amounts or at economically feasible pricing.

The 2003 plan includes the possible sale of certain segments of the loan portfolio to maintain certain loan to asset and loan to deposit ratios as well as to reduce the concentration of loans in particular industries, such as hospitality and gaming.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


During the fourth quarter of 2002, the unsecured lines of credit the Corporation had with two correspondent banks were closed by those banks. In the first quarter of 2003, the Corporation established a secondary borrowing arrangement collateralized by loans with the Federal Reserve Bank.

CAPITAL AND REGULATORY

Through the second quarter of 2003, capital decreased by $4.2 million as a result of the net loss of the Corporation. This compares to a decrease in capital during the same period in the previous year of $1.5 million resulting primarily from the net loss, changes in the unrealized gain on securities available for sale, and dividends declared.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2003, the Corporation, and as of December 31, 2002, the Corporation and the Bank, were undercapitalized. See discussions on the following pages of the regulatory requirements and the Corporation's plans for increasing its capital ratios.

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



Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                                    Tier I          Tier I              Total
                                                                  Capital to      Capital to         Capital to
                                                                    Average      Risk-Weighted      Risk-Weighted
                                                                    Assets          Assets             Assets
                                                                    ------          ------             ------
     Regulatory minimum for capital adequacy purposes                4.0%            4.0%                8.0%

     The Corporation:
         June 30, 2003                                               3.6%            5.0%                8.5%
         December 31, 2002                                           3.8%            5.3%                8.2%

     The Bank:
         June 30, 2003                                               5.2%            7.2%                8.5%
         December 31, 2002                                           4.8%            6.6%                7.9%


The capital levels include trust preferred securities, issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of June 30, 2003 and December 31, 2002, $4,451,000 and $5,706,000, respectively, of the $12,450,000 of trust preferred securities were available as Tier I capital of the Corporation.

In September 2002, a safety and soundness examination of the Bank was conducted by its principal regulators, the Michigan Office of Financial and Insurance Services (OFIS) and the FDIC. During the course of that examination, the FDIC, the OFIS, and the Federal Reserve Bank of Chicago (FRB) requested that the Corporation and the Bank take certain actions, including suspending the payment of dividends and conserving the liquidity of the Corporation.

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

The agreements relating to the trust preferred securities allow for the suspension of payments for up to 20 quarters. Therefore, the suspension of the interest payments does not violate the agreement. However, while interest on the Corporation's subordinated debentures that Fund the distribution on the trust preferred securities are suspended, no dividends can be paid on the Corporation's common stock, and certain other restrictions apply. These other restrictions include a prohibition on the sale of assets except in the ordinary course of business or in immaterial amounts.

Following the completion of the safety and soundness examination of the Bank by the FDIC and the OFIS, and the Bank's receipt of the related Joint Report of Examination ("Report"), the FDIC and the OFIS, with the consent of the Bank, on March 26, 2003, entered a formal Cease and Desist Order (the "Order") under federal and state banking laws. The Order became effective on April 5, 2003, and will remain in effect until modified or terminated by action of the FDIC and the OFIS. The Order identifies deficiencies in the Bank's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Order also requires the Bank to maintain specified capital ratios during the life of the Order.

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

As of June 30, 2003, the Bank's capital ratios do not meet the minimum requirements of the Order. Following is a summary of the strategies which management is considering in order to restore the Bank's capital to the levels required by the Order.

The Corporation may sell or close certain branches to reduce the size of the Bank. In conjunction with the possible sale of the branches, the Bank would sell a select portion of its loan portfolio. It is anticipated that the cash received from the sale of the loans would provide the necessary liquidity to fund the branch sales. Any sales of the branches and loans will require prior regulatory approval, and may require approval by holders of the trust preferred securities.

The potential branch and loan sales would not reduce the overall size of the Bank sufficiently, based on current capital levels, to achieve the required regulatory capital ratios. Therefore, the Corporation is anticipating additional capital will need to be raised to attain the 8% Tier 1 Capital Ratio.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


The Corporation has and continues to explore a possible capital infusion from outside investors which may also include an opportunity for existing shareholders to participate. In addition, the Board of Directors has pursued and expects to continue to pursue the sale of the Corporation to other financial institutions. If no outside investor is found or a sale does not materialize, the Corporation will consider other alternatives for raising additional capital. Among the options that the Corporation would consider is a rights offering for existing shareholders. It is possible that any new stock issuance could be at a price below the Corporation's current book value, resulting in a dilution of the existing shareholders' ownership interests.

Noncompliance with the minimum capital requirements of the Order may impact the ability of the Corporation and the Bank to remain as ongoing operating entities.

Recruiting firms have been utilized to attract additional skilled and experienced banking professionals who are assisting the senior management team in addressing the regulatory issues facing the Corporation. By strengthening the infrastructure of the Corporation, management can place more emphasis on addressing problem loans, financial matters, and moving forward with and implementing the daily strategies of the Corporation. In the future, this may decrease the dependence on outsourced services, which in turn should decrease expenses associated with these services. The expense reduction and improvement in the loan portfolio would be significant steps toward returning the Corporation to profitability, which in turn could further improve the capital ratios.

The Order imposes specific prohibitions and limitations on the Bank and its directors regarding certain matters. Without the prior approval of the FDIC and the OFIS, the Bank may not (i) enter into any material transaction that is not in the ordinary course of business (including any material acquisition or disposition of assets), (ii) declare or pay any cash dividend, (iii) extend any credit, directly or indirectly, to any borrower obligated to the Bank on any credit which has been charged off or classified loss by bank examiners so long as such credit remains uncollected, or (iv) authorize any "golden parachute" payment to any person, within the meaning of the applicable FDIC regulation. In addition, the Bank is required to notify the FDIC and the OFIS in writing of any change in the Bank's directors or senior executive officers, and to obtain the prior approval of the OFIS of the addition of any person as a director or senior executive officer of the Bank. The Bank is also prohibited from permitting its director and former Chairman, Ronald G. Ford, from negotiating or making any loan, overdraft, or extension of credit, serving as a member of the Bank's loan committee, or participating in credit underwriting, other than voting as a director on matters presented to the Board of Directors.

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

The Bank has complied with the requirements of the Order to develop policies and plans to address the operating deficiencies noted in the report.

If the Bank fails or is unable to timely comply with the Order, there could be material adverse effects on the Bank and the Corporation. Since the entry of the Order, the Corporation has determined that the Bank was not in compliance with the minimum capital ratios specified in the Order for the calendar quarter ended June 30, 2003. There can be no assurance that the Corporation can take steps in the time limits prescribed by the Order to restore the Bank's capital ratios to the required levels.

The Corporation and the Bank have been addressing the requirements of the Order as the Board of Directors and management believe it is in the best interests for the long-term financial health of the Corporation to address the issues promptly.

The Order requires development of a comprehensive strategic plan, financial plan, and profit plan. The development of these plans will provide the Board of Directors and management with a road map to strengthen the Corporation in many areas, reduce risk, and improve liquidity, all in an effort to return the Corporation to profitability. By implementing these strategic plans, improved policies and resolution of nonperforming assets, the Corporation believes it can more effectively serve its customers, grow in its markets, return to profitability, and increase shareholder value. Management and the Board of Directors are developing a strategic plan, financial plan, and profit plan that are intended to strengthen the operations of the Corporation and the Bank to return the Corporation to profitable and sound operations.

Addressing the requirements of the Order, carrying out the objectives of the strategic plan, and returning the Corporation to profitability will require the strengthening of the executive management team. The Board of Directors hired C. James Bess, President and Chief Executive Officer, effective July 28, 2003. Mr. Bess has 40 years of banking experience and has successfully led the turnaround of eight banks over the last 25 years.

The Corporation will be seeking to add additional management with experience in turnaround situations, loan portfolio, credit and problem loan administration, and financial management expertise commensurate with the issues the Corporation must address. The addition of management may increase expense in the short term. However, the additional management expertise is expected to help the Corporation resolve many of its issues more quickly, and improve customer service and financial performance.

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

OTHER MATTERS

Recently, the Corporation was served with process in a class action initiated by a shareholder of the Corporation, alleging violations of the Federal securities laws and seeking, among other things, compensatory damages. The complaint also named as defendants certain former directors and senior executive officers of the Corporation. The Corporation is aware that another similar action has been filed by a former shareholder of the Corporation. In addition, a shareholder's derivative action has been filed against the Corporation and certain current and former directors of the Corporation. All of these proceedings are described in
Part II, Item 1 - Legal Proceedings. Litigation of the types involved in these actions can be complex, time-consuming, and often protracted. The Corporation anticipates that it will incur substantial additional expense for legal and other professional fees as a result of the filing of these actions. At this early stage of the proceedings, the Corporation cannot accurately assess the impact which these proceedings will have on the Corporation. An ultimate determination of any of these actions adverse to the Corporation could have a material adverse effect on the Corporation's financial condition and operations.

SUBSEQUENT EVENTS

The Bank has received regulatory approval to close four branches with deposits totaling approximately $8 million effective September 5, 2003.

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

The Corporation has $55.1 million of securities, of which $45.1 million are mortgage-backed securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

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

The difference between repricing assets and liabilities for a specific period is referred to as the gap. An excess of repriceable assets over liabilities is referred to as a positive gap. An excess of repriceable liabilities over assets is referred to as a negative gap. The cumulative gap is the summation of the gap for all periods to the end of the period for which the cumulative gap is being measured.

Assets and liabilities scheduled to reprice are reported in the following time frames. Those instruments with a variable interest rate tied to an index and considered immediately repriceable are reported in the 1- to 90-day time frame. The estimates of principal amortization and prepayments are assigned to the following time frames.

                       NORTH COUNTRY FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)


The following is the Corporation's repricing opportunities at June 30, 2003 (dollars in thousands):

                                                           1 - 90         91 - 365          2 - 5           Over 5
                                                            Days            Days            Years           Years            Total
                                                            ----            ----            -----           -----            -----
Interest-earning assets:
   Loans                                                 $ 192,493       $  56,358        $  62,245       $  47,302        $ 358,398
   Securities                                                3,896           8,877           32,750           9,548           55,071
   Other                                                    41,470             -0-              -0-             -0-           41,470
                                                         ---------       ---------        ---------       ---------        ---------

   Total interest-earning assets                           237,859          65,235           94,995          56,850          454,939
                                                         ---------       ---------        ---------       ---------        ---------

Interest-bearing obligations:
   Savings deposits                                        105,113             -0-              -0-             -0-          105,113
   Time deposits                                            28,452         137,136           51,261             779          217,628
   Borrowings                                                  -0-             881           15,459          71,143           87,483
   Subordinated debentures                                  12,450             -0-              -0-             -0-           12,450
                                                         ---------       ---------        ---------       ---------        ---------

   Total interest-bearing obligations                      146,015         138,017           66,720          71,922          422,674
                                                         ---------       ---------        ---------       ---------        ---------

Gap                                                      $  91,844       $ (72,782)       $  28,275       $ (15,072)       $  32,265
                                                         =========       =========        =========       =========        =========

Cumulative gap                                           $  91,844       $  19,062        $  47,337       $  32,265        $  32,265
                                                         =========       =========        =========       =========        =========

The above analysis indicates that at June 30, 2003, the Corporation had a cumulative asset sensitivity gap position of $19.1 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could increase. Conversely, if market interest rates continue to decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would decrease.

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

The change in the gap position from December 31, 2002 to June 30, 2003, is a result of the decreases experienced in the loans and deposits with a greater dollar amount of the loan portfolio reductions in the one-year time frame than the deposit reductions. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of June 30, 2003, the Corporation had excess Canadian assets of $2.7 million (or $2.0 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES


As of June 30, 2003, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2003. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls since March 31, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

As of the date hereof, except for the Order and the three lawsuits referred to below, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Corporation or any of its subsidiaries is a party or of which any of its properties is the subject. Information pertaining to the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" on this Form 10-Q, and is incorporated here by reference.

In an action styled Lanctot v. Littlejohn, et al., filed in the U.S. District Court for the Western District of Michigan on June 13, 2003, a shareholder of the Corporation has brought a class action against the Corporation and its former chief executive officers, Ronald G. Ford and Sherry L. Littlejohn, for alleged violations of Federal securities laws. The Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 of the SEC issued under the Exchange Act, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Complaint also alleges violations of
Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the Federal Deposit Insurance Corporation ("FDIC") Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages, and costs and attorney's fees.

In an action styled Rosen v. North Country Financial Corporation, et al., filed in the U.S. District Court for the Western District of Michigan on June 23, 2003, a former shareholder of the Corporation has brought a class action against the Corporation and its former chief executive officers, Ronald G. Ford and Sherry L. Littlejohn, for alleged violations of Federal securities laws. The Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Exchange Act and Rule 10b-5, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Complaint also alleges violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages, and costs and attorney's fees.

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (continued)


In an action styled Virginia M. Damon Trust v. North Country Financial Corporation, Nominal Defendant, and Dennis Bittner, Bernard A. Bouschor, Ronald
G. Ford, Sherry L. Littlejohn, Stanley J. Gerou II, John D. Lindroth, Stephen Madigan, Spencer Shunk, Michael Henrickson, Glen Tolksdorf, and Wesley Hoffman, filed in the U.S. District Court for the Western District of Michigan on July 1, 2003, a shareholder of the Corporation has brought a shareholder's derivative action under Section 27 of the Exchange Act against the Corporation and certain of its current and former directors and senior executive officers. The Complaint, which demands a jury trial, is brought on behalf of the Corporation against the individual defendants. It alleges that the individual defendants have caused loss and damage to the Corporation through breaches of their fiduciary duties of oversight and supervision by failing (i) to adequately safeguard the assets of the Corporation, (ii) to ensure that adequate administrative, operating, and internal controls were in place and implemented,
(iii) to ensure that the Corporation was operated in accordance with legally-prescribed procedures, and (iv) to oversee the audit process to ensure that the Corporation's assets were properly accounted for and preserved. The Complaint further alleges that the individual defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements in the proxy statement mailed to shareholders in connection with the annual meeting of the Corporation held May 29, 2000, and the adoption by the shareholders at that meeting of the Corporation's 2000 Stock Incentive Plan. The Complaint also alleges that Mr. Ford and Ms. Littlejohn, through a series of compensation arrangements, stock options, and employment agreements obtained by them through improper means resulting from the offices they held with the Corporation, received excessive compensation, to the injury of the Corporation. Among other things, the Complaint is based upon allegations of material misstatements or omissions in filings made by the Corporation with the SEC, and deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks (i) rescission of the approval of the 2000 Stock Incentive Plan and return of all stock and options granted thereunder, (ii) a declaration that the individual defendants breached their fiduciary duty to the Corporation, (iii) an order to the individual defendants to account to the Corporation for all losses and/or damages by reason of the acts and omissions alleged, (iv) an order to each of the individual defendants to remit to the Corporation all salaries and other compensation received for periods during which they breached their fiduciary duties, (v) compensatory damages in favor of the Corporation, (vi) injunctive relief, and (vii) interest, costs, and attorney's and expert's fees.

Litigation of the types in the three actions described above can be complex, time-consuming, and often protracted. The Corporation anticipates that it will incur substantial additional expense for legal and other professional fees as a result of the filing of these actions. At this early stage of the proceedings, the Corporation cannot accurately assess the impact which these proceedings will have on the Corporation. An ultimate determination of any of these actions adverse to the Corporation could have a material adverse effect on the Corporation's financial condition and operations.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant's shareholders was held on May 29, 2003. The purpose of the meeting was to elect directors, each for a three-year term expiring in 2006. The number of shares voted is presented in the table below.

                                     FOR                           WITHHELD
Dennis Bittner                     2,593,465                       1,253,266
Bernard A. Bouschor                2,467,017                       1,379,714

                                                                             31.

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (continued)


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

   Exhibit 10.1 Agreement dated August 1, 2003 between North Country Financial Corporation and C. James Bess.

   Exhibit 31.1   Rule 13a-14(a) Certification of Chief Executive Officer.

   Exhibit 31.2   Rule 13a-14(a) Certification of Chief Financial Officer.

   Exhibit 32.1   Section 1350 Certification of Chief Executive Officer.

   Exhibit 32.2   Section 1350 Certification of Chief Financial Officer.

(b) The following Form 8-K filings were made during the quarter for which this report is filed:

     - Form 8-K dated April 5, 2003, disclosure of the Order to Cease and Desist entered by the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services, with the consent of the Bank.

     - Form 8-K dated April 21, 2003, disclosure of the employment of Mr. Robert Taylor as Executive Vice President - Chief Financial Officer.

     - Form 8-K dated May 12, 2003, disclosure of the resignation of Mr. Robert Taylor as Executive Vice President - Chief Financial Officer.

     - Form 8-K dated May 21, 2003, disclosure of the resignation of Ms. Sherry L. Littlejohn as President and Chief Executive Officer.

     -    Form 8-K dated May 29, 2003, disclosure of the following appointments:
          Mr. John D. Lindroth as Chairman and Interim Chief Executive Officer; Mr. Louis J. Hollow as President; Ms. Jani Blake as Chief Operating Officer; and Mr. William T. Fitzgerald as Chief Financial Officer.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTH COUNTRY FINANCIAL CORPORATION
                                       -----------------------------------
                                                   (Registrant)



8/11/03                                By: /s/ C. James Bess
---------                                ---------------------------------------
Date                                       C. JAMES BESS
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (principal executive officer)


                                       By: /s/ William T. Fitzgerald, Jr.
                                         ---------------------------------------
                                           WILLIAM T. FITZGERALD, JR.
                                           CHIEF FINANCIAL OFFICER
                                           (principal financial officer)

                               10-Q EXHIBIT INDEX

   EXHIBIT NO.                     DESCRIPTION

   Exhibit 3.1 Articles of Incorporation, as amended, incorporated herein by reference to exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

   Exhibit 3.2 Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

   Exhibit 10.1 Agreement dated August 1, 2003 between North Country Financial Corporation and C. James Bess.

   Exhibit 31.1   Rule 13a-14(a) Certification of Chief Executive Officer.

   Exhibit 31.2   Rule 13a-14(a) Certification of Chief Financial Officer.

   Exhibit 32.1   Section 1350 Certification of Chief Executive Officer.

   Exhibit 32.2   Section 1350 Certification of Chief Financial Officer.