Form 10-Q
period 2003-09-30
NORTH COUNTRY FINANCIAL CORP
filed 2003-11-13
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______

                         Commission file number: 0-20167

                       NORTH COUNTRY FINANCIAL CORPORATION
             (Exact name of registrant as specified in its charter)

               MICHIGAN                                  38-2062816
   (State or other jurisdiction of          (I.R.S. Employer Identification No.)
    incorporation or organization)

 130 SOUTH CEDAR STREET, MANISTIQUE, MI                    49854
(Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:  (906) 341-7125


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                  Yes   X    No
                                      -----     -----

Indicated by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                  Yes        No   X
                                      -----     -----

As of October 31, 2003, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX



PART 1.       FINANCIAL INFORMATION                                                                    Page No.
                                                                                                       --------
     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  September 30, 2003 (Unaudited) and December 31, 2002...............................        1

                  Condensed Consolidated Statements of Operations - Three
                    And Nine Months Ended September 30, 2003 (Unaudited) and
                    September 30, 2002 (Unaudited)...................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Nine Months Ended September 30, 2003
                    (Unaudited) and September 30, 2002 (Unaudited)...................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Nine Months Ended September 30, 2003 (Unaudited) and
                    September 30, 2002 (Unaudited)...................................................        4

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................        5


     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       14


     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       26


     Item 4.      Controls and Procedures............................................................       29


PART II.      OTHER INFORMATION

     Item 1.      Legal Proceedings..................................................................       30


     Item 6.      Exhibits and Reports on Form 8-K...................................................       32


     SIGNATURES   ...................................................................................       33

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    September 30,     December 31,
                                                                                        2003              2002
                                                                                        ----              ----
                                                                                     (Unaudited)
ASSETS
     Cash and due from banks                                                        $       8,476    $       17,542
     Federal funds sold                                                                    14,050            26,250
                                                                                    -------------    --------------
         Cash and cash equivalents                                                         22,526            43,792

     Interest-bearing deposits in other financial institutions                              3,350             2,010
     Securities available for sale                                                         91,439            67,955
     Federal Home Loan Bank stock                                                           4,488             4,375

     Total loans                                                                          325,647           435,043
         Allowance for loan losses                                                        (21,649)          (24,908)
                                                                                    -------------    --------------
     Net loans                                                                            303,998           410,135

     Premises and equipment                                                                14,038            15,592
     Other real estate held for sale                                                        4,370             5,409
     Other assets                                                                           9,516            16,038
                                                                                    -------------    --------------

         Total assets                                                               $     453,725    $      565,306
                                                                                    =============    ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
         Non-interest-bearing deposits                                              $      29,348    $       40,797
         Interest-bearing deposits                                                        305,462           396,697
                                                                                    -------------    --------------
              Total deposits                                                              334,810           437,494

     Borrowings                                                                            87,417            87,815
     Other liabilities                                                                      6,188             7,044

     Guaranteed preferred beneficial interests in the Corporation's
       subordinated debentures                                                             12,450            12,450

     Shareholders' equity:
         Preferred stock - No par value:
           Authorized 500,000 shares, no shares outstanding
         Common stock - No par value:
           Authorized - 18,000,000 shares
           Issued and outstanding - 7,019,152                                              16,175            16,175
         Retained earnings (deficit)                                                       (4,038)            3,086
         Accumulated other comprehensive income                                               723             1,242
                                                                                    -------------    --------------
              Total shareholders' equity                                                   12,860            20,503
                                                                                    -------------    --------------

         Total liabilities and shareholders' equity                                 $     453,725    $      565,306
                                                                                    =============    ==============


     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                                 Three Months Ended             Nine Months Ended
                                                                    September 30,                 September 30,
                                                                2003           2002            2003           2002
                                                                ----           ----            ----           ----
Interest income:
     Interest and fees on loans:
         Taxable                                             $     4,387    $     7,130    $    15,099     $    23,199
         Tax-exempt                                                  328            561          1,179           1,735
     Interest on securities:
         Taxable                                                     387            852          1,599           2,801
         Tax-exempt                                                   55             68            187             200
     Other interest income                                           161             66            473             144
                                                             -----------    -----------    -----------     -----------
         Total interest income                                     5,318          8,677         18,537          28,079
                                                             -----------    -----------    -----------     -----------

Interest expense:
     Deposits                                                      2,101          3,105          6,779           9,526
     Borrowings                                                    1,198          1,283          3,610           3,831
     Subordinated debentures                                         123            138            368             414
                                                             -----------    -----------    -----------     -----------
         Total interest expense                                    3,422          4,526         10,757          13,771
                                                             -----------    -----------    -----------     -----------

Net interest income                                                1,896          4,151          7,780          14,308
Provision for loan losses                                              0         13,001              0          17,051
                                                             -----------    -----------    -----------     -----------
Net interest income (loss) after provision for loan losses         1,896         (8,850)         7,780          (2,743)
                                                             -----------    -----------    -----------     -----------
Other income:
     Service fees                                                    362            526          1,205           1,395
     Net security gains                                               44            247            235             669
     Other loan and lease income                                      17            238             55             878
     Net gains on sale of loans                                       20            128            126             447
     Other operating income                                          109              9            878             497
                                                             -----------    -----------    -----------     -----------
         Total other income                                          552          1,148          2,499           3,886
                                                             -----------    -----------    -----------     -----------

Other expenses:
     Salaries, commissions, and related benefits                   1,442          1,796          4,475           5,678
     Furniture and equipment expense                                 337            353          1,058           1,055
     Occupancy expense                                               325            417          1,075           1,256
     Data processing                                                 370            319          1,157           1,535
     Accounting, legal, and consulting fees                          722            505          2,388           1,125
     Loan and deposit expense                                        560            537          1,468             974
     Telephone                                                       352            316          1,049             925
     Impairment loss on intangible assets                              0              0             60               0
     Impairment loss on other real estate held for sale                4              0            220              35
     Loss on sale of premises, equipment, and
     other real estate                                               305            416            192             520
     Advertising expense                                              29             80            173             396
     Amortization of acquisition intangible                          117            132            373             287
     Other                                                           197            742          1,386           1,591
                                                             -----------    -----------    -----------     -----------
         Total other expenses                                      4,760          5,613         15,074          15,377
                                                             -----------    -----------    -----------     -----------

Loss before provision (credit) for income taxes                   (2,312)       (13,315)        (4,795)        (14,234)
Provision (credit) for income taxes                                  650         (4,833)         2,329          (5,648)
                                                             -----------    -----------    -----------     -----------
Net loss                                                     $    (2,962)   $    (8,482)   $    (7,124)    $    (8,586)
                                                             ===========    ===========    ===========     ===========
Loss per common share:
     Basic                                                   $     (0.42)   $     (1.20)   $     (1.01)    $     (1.22)
                                                             ===========    ===========    ===========     ===========
     Diluted                                                 $     (0.42)   $     (1.20)   $     (1.01)    $     (1.22)
                                                             ===========    ===========    ===========     ===========
Dividends declared per common share                          $      0.00    $      0.00    $      0.00     $      0.25
                                                             ===========    ===========    ===========     ===========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended             Nine Months Ended
                                                                 September 30,                 September 30,
                                                             2003           2002            2003            2002
                                                             ----           ----            ----            ----
Balance, beginning of period                              $    16,339    $    46,433    $    20,503     $    47,889

Net loss for period                                            (2,962)        (8,482)        (7,124)         (8,586)
Net unrealized gain (loss) on securities
  available for sale                                             (517)           407           (519)            810
                                                          -----------    -----------    -----------     -----------
     Total comprehensive loss                                  (3,479)        (8,075)        (7,643)         (7,776)

Dividends declared                                                  0              0              0          (1,755)
                                                          -----------    -----------    -----------     -----------

Balance, end of period                                    $    12,860    $    38,358    $    12,860     $    38,358
                                                          ===========    ===========    ===========     ===========








     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                 Nine Months Ended
                                                                                   September 30,
                                                                                2003          2002
                                                                            -----------    -----------
Increase (decrease) in cash and cash equivalents:

     Cash flows from operating activities:
         Net loss                                                           $    (7,124)   $    (8,586)
         Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
              Provision for loan losses                                               0         17,051
              Depreciation and amortization                                       2,256          1,510
              Provision for impairment of intangible assets                          60             35
              Provision for impairment of other real estate held for sale           220              0
              Gain on sales of securities                                          (235)          (669)
              Loss on sale of premises, equipment, and other real estate            192            520
              FHLB stock dividend                                                  (113)             0
              Change in other assets                                              6,682         (5,352)
              Change in other liabilities                                          (856)          (275)
                                                                            -----------    -----------
     Net cash provided by operating activities                                    1,082          4,234
                                                                            -----------    -----------

     Cash flows from investing activities:
         Net (increase) decrease in interest-bearing deposits in other
          financial institutions                                                 (1,340)           634
         Purchase of securities available for sale                              (70,680)      (110,582)
         Proceeds from sales of securities available for sale                    35,308         81,280
         Proceeds from maturities, calls, or paydowns of securities
          available for sale                                                     10,246          7,635
         Net decrease in loans                                                  103,396         25,818
         Purchase of premises and equipment                                         (41)          (933)
         Proceeds from sale of premises, equipment, and other real estate         3,845          2,303
                                                                            -----------    -----------
     Net cash provided by investing activities                                   80,734          6,155
                                                                            -----------    -----------

     Cash flows from financing activities:
         Net decrease in deposits                                              (102,684)       (19,207)
         Principal payments on borrowings                                          (398)          (313)
         Payment of cash dividends                                                    0         (1,755)
                                                                            -----------    -----------
     Net cash used in financing activities                                     (103,082)       (21,275)
                                                                            -----------    -----------

Net change in cash and cash equivalents                                         (21,266)       (10,886)
Cash and cash equivalents at beginning of period                                 43,792         36,747
                                                                            -----------    -----------

Cash and cash equivalents at end of period                                  $    22,526    $    25,861
                                                                            ===========    ===========


Supplemental cash flow information:

Cash paid (refunded) for:
     Interest                                                               $    11,367    $    13,872
     Income taxes                                                                (3,203)           550

Noncash investing activities - Transfers of foreclosures from loans to
  other real estate                                                               2,741          5,181



     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2003, are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2002.

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

     Principles of Consolidation

     The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, North Country Bank and Trust (the "Bank"), North Country Financial Group, North Country Capital Trust, and other minor subsidiaries, after elimination of intercompany transactions and accounts.

     Allowance for Loan Losses

     The allowance for loan losses includes specific allowances related to commercial loans, which were judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     Stock Option Plans

     The Corporation sponsors three stock option plans. One plan was approved during 2000 and applies to officers, employees, and nonemployee directors. A total of 500,000 shares were made available for grant under this plan. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 600,000 shares were made available for grant under these plans. Options under all of the plans expire ten years after the grant date and are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

     The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the nine months ended September 30, 2003:

                                                                   September 30,
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

     The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the nine months ended September 30, 2003 and the year ended December 31, 2002 (dollars in thousands, except per share data) as follows:

                                                September 30,     December 31,
                                                    2003              2002
                                                    ----              ----
Net loss:

  As reported                                   $      (7,124)   $     (26,713)
  Total stock-based compensation expense
    determined under fair value-based method,
    net of tax                                            (35)             (94)
                                                -------------    -------------
  Pro forma                                     $      (7,159)   $     (26,807)
                                                =============    =============

Loss per share - Basic:

  As reported                                   $       (1.01)   $       (3.81)
                                                -------------    -------------
  Pro forma                                     $       (1.02)   $       (3.82)
                                                =============    =============

Loss per share - Diluted:

  As reported                                   $       (1.01)   $       (3.81)
                                                -------------    -------------
  Pro forma                                     $       (1.02)   $       (3.82)
                                                =============    =============

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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


3.   LOSS PER SHARE

     Loss per share is based upon the weighted average number of shares outstanding. The following shows the computation of basic and diluted loss per share for the three months and nine months ended September 30, 2003 and 2002 (in thousands, except per share data):


                                                             Three Months Ended             Nine Months Ended
                                                                September 30,                  September 30,
                                                             2003         2002             2003            2002
                                                             ----         ----             ----            ----
       Basic loss per common share:
         Net loss                                         $    (2,962)   $    (8,482)   $    (7,124)    $    (8,586)
                                                          ===========    ===========    ===========     ===========
         Weighted average common shares outstanding             7,019          7,019          7,019           7,019
                                                          ===========    ===========    ===========     ===========

           Basic loss per common share                    $     (0.42)   $     (1.20)   $     (1.01)    $     (1.22)
                                                          ===========    ===========    ===========     ===========
       Diluted loss per common share:
         Net loss                                         $    (2,962)   $    (8,482)   $    (7,124)    $    (8,586)
                                                          ===========    ===========    ===========     ===========

         Weighted average common shares outstanding
           for basic loss per common share                      7,019          7,019          7,019           7,019
         Add: Dilutive effect of assumed exercise
           of stock options                                         0              2              0               3
                                                          -----------    -----------    -----------     -----------
           Average shares and dilutive potential
             common shares                                      7,019          7,021          7,019           7,022
                                                          ===========    ===========    ===========     ===========

              Diluted loss per common share               $     (0.42)   $     (1.20)   $     (1.01)    $     (1.22)
                                                          ===========    ===========    ===========     ===========

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2003 and December 31, 2002, are as follows (in thousands):

                                                              September 30, 2003             December 31, 2002
                                                           Amortized       Estimated      Amortized      Estimated
                                                             Cost         Fair Value        Cost        Fair Value
                                                             ----         ----------        ----        ----------
       U.S. Government and agency securities              $    36,020    $    36,082    $         0     $         0
       Obligations of states and political
         subdivisions                                           3,772          4,032          5,172           5,632
       Corporate securities                                     1,765          1,943         10,593          11,264
       Mortgage-related securities                             49,159         49,382         50,355          51,059
                                                          -----------    -----------    -----------     -----------

         Total securities available for sale              $    90,716    $    91,439    $    66,120     $    67,955
                                                          ===========    ===========    ===========     ===========

     The amortized cost and estimated fair value of investment securities pledged to secure treasury deposits and borrowings were $60,092,000 and $60,381,000 respectively, at September 30, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   LOANS

     The composition of loans at September 30, 2003 and December 31, 2002 (dollars in thousands) is as follows:


                                                                                    September 30,     December 31,
                                                                                        2003             2002
                                                                                        ----             ----
       Commercial real estate                                                       $      41,242    $       61,556
       Commercial, financial, and agricultural                                            223,651           290,371
       One- to four-family residential real estate                                         56,545            74,366
       Consumer                                                                             3,638             5,706
       Construction                                                                           571             3,044
                                                                                    -------------    --------------

         Total loans                                                                $     325,647    $      435,043
                                                                                    =============    ==============

     An analysis of the allowance for loan losses for the nine months ended September, 2003, and 2002 (dollars in thousands) is as follows:

                                                                                    September 30,     September 30,
                                                                                        2003              2002
                                                                                        ----              ----
       Balance at beginning of period                                               $      24,908    $       10,444
       Provision for loan losses                                                                0            17,051
       Recoveries on loans                                                                  2,053               233
       Loans charged off                                                                   (5,312)           (9,746)
                                                                                    -------------    --------------

         Balance at end of period                                                   $      21,649    $       17,982
                                                                                    =============    ==============

     The aggregate amount of nonperforming residential and consumer loans was approximately $1,957,000 and $2,212,000 at September 30, 2003 and December 31, 2002, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the nine months ended September 30, 2003 and 2002. The nonperforming commercial loans are reflected in the information regarding impaired loans.

     The following information relates to the commercial loan portfolio as of September 30, 2003 and December 31, 2002 (dollars in thousands):

                                                                                     September 30,     December 31,
                                                                                         2003              2002
                                                                                         ----              ----
       Total impaired loans                                                          $     45,667      $     51,602
       Impaired loans with a valuation allowance                                           45,667            51,331
       Impaired loans on nonaccrual                                                        38,419            23,992
       Valuation allowance related to impaired loans                                        9,520             6,739

     The average investment in impaired loans was approximately $47,409,000 and $25,073,000 for the nine-months ended September 30, 2003 and the year ended December 31, 2002, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   LOANS (CONTINUED)

     The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans for the nine months ended September 30, 2003, and the year ended December 31, 2002, is summarized below (dollars in thousands).

                                                                                     September 30,    December 31,
                                                                                         2003             2002
                                                                                         ----             ----
       Loans outstanding beginning of period                                          $    10,987     $    16,625
       New loans                                                                              137           1,622
       Net activity on revolving lines of credit                                               12              23
       Repayment                                                                           (4,361)           (991)
       Decrease related to retired executive officers and directors                          (186)         (6,292)
                                                                                      -----------     -----------

         Loans outstanding end of period                                              $     6,589     $    10,987
                                                                                      ===========     ===========

     One related-party had loan balances of approximately $6,216,000 at September 30, 2003 and $6,608,000 at December 31, 2002. Loans to related-parties of approximately $5,380,000 and $9,182,000 were classified substandard at September 30, 2003 and December 31, 2002, respectively.

6.   BORROWINGS

     Borrowings consist of the following at September 30, 2003 and December 31, 2002 (in thousands):

                                                                                    September 30,     December 31,
                                                                                        2003              2002
                                                                                        ----              ----
       Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
         maturities from less than one year to ten years                            $   85,866        $    86,198

       Farmers Home Administration, fixed rate note payable,
         maturing August 24, 2024, interest payable at 1%                                1,551              1,617
                                                                                    ----------        -----------

                                                                                    $   87,417        $    87,815
                                                                                    ==========        ===========

     As of September 30, 2003, the Federal Home Loan Bank borrowings are collateralized by a specific collateral agreement on the Corporation's residential mortgage loans of $53,197,000; U.S. government and agency securities with an estimated fair value of $59,345,000; an interest-bearing deposit in the amount of $3,350,000; and Federal Home Loan Bank stock of $4,488,000. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2003. The Farmers Home Administration borrowing is collateralized by loans totaling $896,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and guaranteed by the Corporation.

                      NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)


7.   STOCK OPTION PLANS

     A summary of stock option transactions for the nine months ended September 30, 2003 and the year ended December 31, 2002, is as follows:

                                                                    Number of Shares
                                                                    ----------------

                                                             September 30,     December 31,
                                                                 2003              2002
                                                                 ----              ----
       Outstanding shares at beginning of year                     722,397           894,797
       Granted during the period                                    50,000                 0
       Expired during the period                                  (264,065)         (122,400)
                                                             -------------      ------------

       Outstanding shares at end of period                         558,332           772,397
                                                             =============      ============

       Weighted average exercise price per share
         at end of period                                    $       13.94      $      14.11
                                                             =============      ============

       Shares available for grant at end of period                 205,238           135,573
                                                             =============      ============

     Options granted in 2003 were granted at a price of $2.95 per share. These same options expired in 2003 as a result of the grantee's resignation.

     Following is a summary of the options outstanding and exercisable at September 30, 2003:

                                                              Weighted
                                                               Average        Weighted
                                                              Remaining        Average
          Exercise                                           Contractual      Exercise
         Price Range                         Number          Life-Years         Price
         -----------                         ------          ----------         -----
            $4.26                             5,400                 .38      $     4.26
        $7.80 - $12.00                      259,800                5.20            9.29
       $15.00 - $20.33                      293,132                4.22           18.25
                                           --------          ----------      ----------
                                            558,332                4.64      $    13.94
                                           ========          ==========      ==========

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

                                                                                    September 30,     December 31,
                                                                                        2003              2002
                                                                                        ----              ----
       Commitments to extend credit:
         Fixed rate                                                                 $       7,426    $        7,980
         Variable rate                                                                     66,835            62,632
       Standby letters of credit - Variable rate                                           13,724            13,161
       Credit card commitments - Fixed rate                                                 3,529             4,111
                                                                                    -------------    --------------

                                                                                    $      91,514    $       87,884
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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


8.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

     Contingencies

     The Corporation is a defendant in a consolidated putative class action initiated by shareholders of the Corporation, alleging violations of the Federal securities laws and seeking, among other things, compensatory damages. The original complaints also named as defendants a current and former director, each of whom was a senior executive officer of the Corporation. In addition, a shareholder's derivative action has been filed against the Corporation and certain current and former directors of the Corporation. All of these proceedings are described in Part II, Item 1 ---Legal Proceedings. Litigation of the types involved in these actions can be complex, time-consuming, and often protracted. The Corporation anticipates that it will incur substantial additional expense for legal and other professional fees as a result of the filing of these actions. At this early stage of the proceedings, the Corporation cannot accurately assess the impact which these proceedings will have on the Corporation. An ultimate determination of any of these actions adverse to the Corporation could have a material adverse effect on the Corporation's financial condition and operations.

     In addition, in the normal course of business, the Corporation is involved in various other legal proceedings. In the opinion of management, any liability resulting from such other legal proceedings would not be expected to have a material adverse effect on the consolidated financial statements.

     Concentration of Credit Risk

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $79.7 million, or 35.6% of the commercial loan portfolio at September 30, 2003. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS


The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Corporation and its subsidiaries through the third quarter of 2003. The discussion should be read in conjunction with those statements and their accompanying notes.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements, which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words "believe," "expect," "intend," "anticipate," "estimate," "project," or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

         - Impact of restrictions related to the trust preferred securities issued by the Corporation's subsidiary;
         -    Difficulties in raising capital on acceptable terms;
         -    Impact of continued operating losses:
         - Restrictions and requirements imposed on the Corporation and the Bank by formal action against them by bank regulatory agencies;
         - Failure or inability of the Bank to comply with the terms of the Cease and Desist Order (the "Order") applicable to it;
         - General economic conditions, either nationally or in the state(s) in which the Corporation does business;
         - Legislation or regulatory changes which affect the business in which the Corporation is engaged;
         - Changes in the interest rate environment which increase or decrease interest rate margins;
         - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;
         - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;
         -    The ability of borrowers to repay loans;
         -    The effects on liquidity of unusual decreases in deposits;
         -    Changes in consumer spending, borrowing, and saving habits;
         -    Technological changes;
         - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;
         - Difficulties in hiring and retaining qualified management and banking personnel;
         - The Corporation's ability to increase market share and control expenses;
         -    The effect of compliance with legislation or regulatory changes;
         -    The effect of changes in accounting policies and practices;
         - The costs and effects of existing and future litigation and of adverse outcomes in such litigation; and
         - The factors discussed in Item 1 in this Report and in the Management's Discussion and Analysis in Item 2, as well as those discussed elsewhere in this Report.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


As discussed in the Capital and Regulatory section, the Corporation and the Bank are subject to minimum regulatory capital requirements. The Bank is also subject to minimum capital requirements of the Order. As of September 30, 2003, the capital of the Corporation and the Bank were below those requirements. If the Bank does not meet the minimum regulatory capital requirements, it could be subject to material adverse actions taken by bank regulators.

Management's near term strategies are expected to be centered around downsizing the Bank and working to return the Corporation to profitability. This strategy includes a combination of alternatives that may include: addressing the amount of nonperforming assets, the associated costs of servicing them, and a potential sale of these assets; controlling the Bank's growth; and a potential sale of certain branches. The sale of assets and certain branches may increase the Corporation's capital ratios. The Corporation's strategies for increasing its capital and that of the Bank are discussed further in the Capital and Regulatory section.

Upon completion of these near-term strategies, the Corporation's long-term strategy is expected to focus on profitable growth of loans and deposits in its core markets in Michigan.

FINANCIAL OVERVIEW

Year-to-date consolidated net loss was $7.1 million through September 30, 2003, compared to a net loss of $8.6 million for the same period in 2002. Basic loss per share was $1.01 for the nine months ended September 30, 2003, compared to a loss of $1.22 for the same period in 2002. The provision for loan losses was $0 for the nine months ended September 30, 2003 as compared to $17.0 million in the same period in 2002. Total assets declined $111.6 million from December 31, 2002 to September 30, 2003. The loan portfolio continued to experience declines through the third quarter of 2003, decreasing $109.4 million from December 31, 2002 to September 30, 2003. Deposits have decreased $102.7 million since December 31, 2002.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $21.3 million through the third quarter of 2003. This was due to the employment of better cash management practices and investments in securities to improve yields. See further discussion of the change in cash in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities increased $23.5 million, or 34.6%, from December 31, 2002 to September 30, 2003, with the balance on September 30, 2003, totaling $91.4 million. As noted above, the funds for purchasing investments were provided through reduction of cash and cash equivalents. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2003, investment securities with an estimated fair value of $60.4 million were pledged for purposes of securing Treasury Tax and Loan deposits and FHLB advances.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


LOANS

Through the third quarter of 2003, loan portfolio balances decreased by $109.4 million, or 25.1%. During the third quarter, loan portfolio balances decreased $32.8 million. This continued decrease was in all loan types. Management expects further reductions in loan balances in the near term as credit underwriting continues to be tightened and the Corporation continues to pursue reducing the level of problem loans and loans to the hotel and tourism industry. Future sales of loans and branch locations may also occur as the Corporation enacts strategies to address liquidity and capital needs. These sales could result in further decreases in the loan portfolio. In order to better serve the needs of loan customers in the local markets, an experienced mortgage lender and commercial lender were hired in October 2003.

Management is in the process of obtaining bids and expects to sell the majority of the Bank's nonperforming loans and previously charged-off loans, without further loss to the Bank. The sale, if completed, would generate approximately $36 million in cash and would reduce otherwise anticipated legal and collection expenses. The sale is expected to be consummated prior to the year end 2003 and would be contingent upon a number of factors, including the required regulatory approval.

During the third quarter of 2003, a senior loan officer, with turnaround experience, and a loan administrator were added to the management team. Enhancements have been and are, from time to time, made to the loan approval and exception reporting processes in order to provide for more effective management of risk in the loan portfolio.

Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation. With changes to the credit policies, loan approval process, and exception reporting, management can more effectively manage the risk in the loan portfolio.

Following is a summary of the loan portfolio at September 30, 2003 and December 31, 2002 (dollars in thousands):

                                                          September 30,       % of       December 31,        % of
                                                              2003            Total         2002             Total
                                                              ----            -----         ----             -----
     Commercial real estate                               $    41,242           12.7    $    61,556            14.1
     Commercial, financial, and agricultural                  223,651           68.6        290,371            66.8
     1-4 family residential real estate                        56,651           17.4         74,366            17.1
     Consumer                                                   3,638            1.1          5,706             1.3
     Construction                                                 571            0.2          3,044             0.7
                                                          -----------       --------    -----------        --------

         Total loans                                      $   325,647          100.0    $   435,043           100.0
                                                          ===========       ========    ===========        ========

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2003 and December 31, 2002 (dollars in thousands):

                                                              September 30, 2003            December 31, 2002
                                                           Outstanding        % of       Outstanding        % of
                                                             Balance         Capital       Balance         Capital
                                                             -------         -------       -------         -------
     Hospitality and tourism                               $   79,680          619.6     $   86,802           423.4
     Gaming                                                    23,179          180.2         25,938           126.5
     Petroleum                                                  7,591           59.0         14,180            69.2
     Forestry                                                   2,463           19.2          5,677            27.7

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At September 30, 2003, the allowance for loan losses increased to 6.6% of total loans outstanding from 5.7% at December 31, 2002. The increase of the allowance as a percentage of total loans is due to the decrease in total loans from December 31, 2002 to September 30, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


Management analyzes the allowance for loan losses in detail on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding decreased to 1.3% from 2.0% for the nine months ended September 30, 2003 and 2002, respectively. Net charge-offs for the nine-month period ended September 30, 2003, were $3.3 million compared to $9.5 million for the same period in 2002. Of the $3.3 million of net charge-offs in 2003, $337,000 occurred in the third quarter. The amount of gross loans charged off in the third quarter was $809,000 compared to $2.8 million in the second quarter. As a result of the continued collection efforts, the Corporation realized recoveries on previously charged-off loans of $472,000 in the third quarter. The Corporation intends to continue its aggressive efforts to collect on previously charged-off loans.

Based on management's analysis of the loan portfolio at September 30, 2003, the Corporation did not recognize a provision for loan losses for the nine months ended September 30, 2003, a decrease of $17.0 million when compared to the same period in 2002.

During the third quarter of 2003, a comprehensive loan review was performed by an outside third party. The third party loan review concurred with management's assessment of the adequacy of the allowance for loan losses.

Following is the allocation of the allowance for loan losses as of September 30, 2003 and December 31, 2002 (in thousands):

                                                             September 30,     December 31,
                                                                 2003              2002
                                                                 ----              ----
       Commercial loans and leases                           $      19,223    $       22,703
       Real estate and mortgages                                     2,103             2,110
       Consumer                                                        145                95
       Unallocated                                                     178               -0-
                                                             -------------    --------------

       Totals                                                $      21,649    $       24,908
                                                             =============    ==============

The following ratios assist management in the evaluation of the Corporation's credit quality:

                                                                September 30,     December 31,
                                                                    2003              2002
                                                                    ----              ----
     Allowance to total loans                                           6.6%             5.7%
     Net charge-offs to average outstanding loans                       1.3%             2.6%
     Nonperforming loans to gross loans                                12.6%             6.3%


The table presented below shows the balance of nonperforming loans, which include nonaccrual loans and loans 90 or more days past due and still accruing, at September 30, 2003 and December 31, 2002 (in thousands):

                                                                September 30,     December 31,
                                                                    2003              2002
                                                                    ----              ----
     Nonaccrual loans                                           $      40,575    $       26,814
     Loans 90 days or more past due and still accruing                    428               401

Nonperforming loans have increased $13.8 million since December 31, 2002, including an increase of $1.1 million in the third quarter of 2003. Management had identified a majority of the $13.8 million as substandard as of December 31, 2002, and had reserved for them accordingly.

Management continues to consider market issues impacting its loan customer base. Risk ratings for the commercial loan portfolio are periodically reviewed and management closely monitors the commercial loan portfolio to timely identify nonperforming loans.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet. The following table represents the activity in other real estate (in thousands):

         Balance at January 1, 2002                                    $       4,211
         Other real estate transferred from loans                              4,705
         Other real estate transferred from premises                           1,226
         Write-downs of other real estate                                     (2,418)
         Other real estate sold                                               (2,315)
                                                                       -------------

         Balance at December 31, 2002                                          5,409
         Other real estate transferred from loans                              2,741
         Write-downs of other real estate                                       (220)
         Other real estate sold                                               (3,560)
                                                                       -------------

         Balance at September 30, 2003                                 $       4,370
                                                                       =============

During the first nine months of 2003, the Corporation received real estate in lieu of loan payments of $2.7 million of which $876,000 occurred in the third quarter. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reductions in the fair value result in a write-down of other real estate. Write-downs on other real estate may be recorded based on future reevaluations of current realizable fair values.

DEPOSITS

The Corporation continued to experience a substantial reduction in deposits in the third quarter of 2003. Total deposits decreased by $102.7 million, or 23.5%, since December 31, 2002, including a decline of $18.7 million in the third quarter of 2003. Due to the reduction in the loan portfolio, management was able to reduce its reliance on brokered deposits. Brokered deposits decreased by $25.0 million through the third quarter of 2003 to $30.0 million at September 30, 2003, while certificates of deposit over $100,000 decreased by $12.3 million through the third quarter of 2003 to $23.3 million at September 30, 2003. The Corporation's other deposit categories decreased by $65.4 million through the third quarter of 2003. Due to the cost of brokered and Internet deposits, management periodically reviews deposit products to remain competitive and increase core deposits.

In September 2003, the Bank closed four branches with deposits totaling $7 million. The expenses of closing these branches was recognized in the second and third quarter of 2003. The closing of the branches did not significantly affect deposit flows and will lead to reduced operating expense.

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings have remained relatively stable from December 31, 2002 to September, 2003. At September 30, 2003, total borrowings were $87.4 million, of which $85.9 million were from the Federal Home Loan Bank of Indianapolis (FHLB). The FHLB borrowings carry fixed interest rates and stated maturities ranging through 2011. Fixed rate borrowings totaling $80 million are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of certain investment securities.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


GUARANTEED PREFERRED BENEFICIAL INTERESTS IN THE CORPORATION'S SUBORDINATED DEBENTURES

In 1999, the Corporation completed a private offering of capital, or trust preferred, securities in the amount of $12,450,000. Under regulatory guidelines, guaranteed preferred beneficial interests in the Corporation's subordinated debentures are eligible as regulatory capital, as defined, subject to certain limitations. As of September 30, 2003, the Corporation has suspended four quarterly payments of interest on its subordinated debentures that fund quarterly distributions on the trust preferred securities issued by its trust subsidiary, North Country Capital Trust. The debenture agreement allows for suspension of payments for up to 20 quarterly payments. It is expected that distributions will continue to be deferred until the Board of Directors determines it is prudent to resume payments based upon returning to profitability, the capital requirements of the Corporation and the Bank.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $7.6 million from December 31, 2002 to September 30, 2003. The decrease represents the net loss of $7.1 million and a decrease in the net unrealized gain on securities of $519,000 for the nine months ended September 30, 2003. The declaration of dividends is contingent on a variety of factors, including satisfaction of requirements in the Order and receipt of approval by the Federal Reserve Bank of Chicago. The Board of Directors does not anticipate declaring any dividends in the near future.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended September 30, 2003, decreased by $2.3 million, or 54.3% compared to the same period one year ago. Loans and total assets declined $109.4 million and $111.6 million, respectively, when compared to September 30, 2002, balances. The decrease in loan volume offset by the decrease in deposit volume during the past twelve months, combined with increases in nonaccrual loans, and a continued decline in prevailing market rates, have resulted in the decline in net interest income. Loan and deposit balances and margins have declined for the past seven quarters. If the decline in deposits continues and if that decline continues to be funded with a decline in loans as anticipated by management, then management anticipates margins will continue to decline in both dollars and as a percent of assets.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. The provision for loan losses decreased by $13.0 million for the quarter ended September 30, 2003, compared to the same period in 2002. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. Additional provisions for loan losses are possible.

OTHER INCOME

Other income decreased by $596,000 for the quarter ended September 30, 2003, compared to the quarter ended September 30, 2002. Service charge revenue decreased $164,000 due to the decline in deposits. Loan and lease income decreased $221,000 as a result of a decline in mortgage subsidiary fee income and leasing subsidiary fee income, as well as a significant drop in new loan activity compared to the same period in 2002. Gain on sale of loans decreased $108,000 due to a lower volume of mortgage loans sold compared to the third quarter of 2002. A decrease of $203,000 in security gains also contributed to the decline in other income in comparison to the third quarter of 2002.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


OTHER EXPENSES

Other expenses decreased $853,000 for the quarter ended September 30, 2003, compared to the same period of 2002. Salaries, commissions, and related benefits decreased by $354,000 during the third quarter of 2003 compared to the third quarter of 2002 due to fewer personnel. This decrease was offset by an increase in professional services expenses of $217,000 during the third quarter of 2003 and an increase in loan collection expense of $41,000 The increases in the costs of these outside services is due to changes in the Corporation's internal staff and the need to address the Order, problem loans, and other regulatory issues.

During the third quarter of 2003, the executive management team and loan administration were strengthened. A chief executive officer with 25 years of bank turnaround experience was hired by the Board of Directors, and an executive vice president with bank regulatory experience was added to the executive management team. In addition, a senior lender with turnaround experience and a loan administration officer were hired to manage the loan portfolio, reduce nonperforming assets, and retain high quality loan customers. The addition of management may increase expense in the short term. However, the additional management expertise is expected to help the Corporation resolve many of its issues more quickly and improve customer service and financial performance.

The Corporation is taking action to reduce its reliance on external collection resources by recruiting qualified personnel who will be able to assume certain tasks currently being outsourced. Further, management is examining all areas of expenses for potential reduction. In the third quarter of 2003, the Bank closed four branches with deposits totaling approximately $7 million. The closure of these branches will not significantly affect deposits and will reduce operating expenses. Management is considering the closure of additional locations.

FEDERAL INCOME TAXES

The income tax provision of $2.3 million is the result of an addition to the valuation allowance provided against the deferred tax asset. This provision increases the valuation allowance to $9.3 million at September 30, 2003, from $7.0 million at December 31, 2002. The increase in the valuation allowance represents an alternative minimum tax credit carryforward that can only be realized if the Corporation generates taxable income. The Corporation's current year net loss carryover may expire prior to its utilization; therefore, no tax credit is being recorded in anticipation of a future tax benefit from the use of loss carryovers.

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

Through the first nine months of 2003, the Corporation decreased cash and cash equivalents by $21.3 million. As shown on the Corporation's condensed consolidated statement of cash flows, despite the net loss of $7.1 million through the third quarter of 2003, the Corporation provided $1.1 million of cash from operations, due to the noncash expenses such as the depreciation and amortization of $2.3 million and the change in other assets and liabilities. Other significant factors impacting cash flow were the $103.4 million of cash received from the decrease in loans and $45.6 million in proceeds from sales and maturities of securities. These cash inflows were offset by the $102.7 million of cash used due to the decrease in deposits and the net increase in investment securities of $23.5 million.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


The Corporation's liquidity plan for 2003 includes strategies to increase core deposits in the Corporation's local markets. New products and advertising commenced in 2003, with a goal of increasing core deposits to reduce the dependency on noncore deposits, although efforts to generate local deposits have not been as effective as management anticipated. The Corporation's liquidity plan for 2003 calls for augmenting local deposit growth efforts with Internet CDs. However, a substantial portion of these Internet CDs will mature in the fourth quarter of 2003, and there is no assurance that Internet CDs will be available in adequate amounts or at economically feasible pricing.

At the end of the third quarter, the Corporation had substantial liquidity to fund deposit withdrawals including federal funds sold, marketable securities, and borrowing capacity. Further, management has definitive plans to address the Internet CDs maturing in the fourth quarter of 2003.

The 2003 plan includes the possible sale of certain segments of the loan portfolio to maintain certain loan to asset and loan to deposit ratios as well as to reduce the concentration of loans in particular industries, such as hospitality and gaming.

During the fourth quarter of 2002, the unsecured lines of credit the Corporation had with two correspondent banks were closed by those banks. In the first quarter of 2003, the Corporation established with the Federal Reserve Bank a secondary borrowing arrangement collateralized by loans.

CAPITAL AND REGULATORY

Through the third quarter of 2003, capital decreased by $7.6 million as a result of the net loss of the Corporation. This compares to a decrease in capital during the same period in the previous year of $7.8 million resulting primarily from the net loss, changes in the unrealized gain on securities available for sale, and dividends declared.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2003, the Corporation, and as of December 31, 2002, the Corporation and the Bank, were undercapitalized. See discussions on the following pages of the regulatory requirements and the Corporation's plans for increasing its capital ratios.

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

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                                    Tier I          Tier I              Total
                                                                  Capital to      Capital to         Capital to
                                                                    Average      Risk-Weighted      Risk-Weighted
                                                                    Assets          Assets             Assets
                                                                    ------          ------             ------
     Regulatory minimum for capital adequacy purposes                4.0%            4.0%                8.0%

     The Corporation:
         September 30, 2003                                          3.0%            4.2%                8.3%
         December 31, 2002                                           3.8%            5.3%                8.2%

     The Bank:
         September 30, 2003                                          5.0%            7.0%                8.3%
         December 31, 2002                                           4.8%            6.6%                7.9%

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


As shown above, the Corporation did not meet the minimum regulatory capital requirements at September 30, 2003, and December 31, 2002. The Bank did not meet the minimum regulatory capital requirements on December 31, 2002. The Bank is also below minimum capital requirements imposed by the Order as of September 30, 2003,

The capital levels include trust preferred securities, issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of trust preferred securities which can be included in Tier I capital to 25% of total Tier I capital. As of September 30, 2003 and December 31, 2002, $3,506,000 and $5,706,000, respectively, of the $12,450,000 of trust preferred securities were available as Tier I capital of the Corporation.

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

The agreements relating to the trust preferred securities allow for the suspension of payments for up to 20 quarters. Therefore, the suspension of the interest payments does not violate the agreement. However, while interest on the Corporation's subordinated debentures that fund the distributions on the trust preferred securities are suspended, no dividends can be paid on the Corporation's common stock, and certain other restrictions apply. These other restrictions include a prohibition on the sale of assets except in the ordinary course of business or in immaterial amounts.

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

The Order further requires the Bank and its directors to take the following specific steps, again within time periods specified in the Order. For the calendar quarters ending March 31, 2003, and June 30, 2003, the Bank was required to have a ratio of Tier 1 capital to total assets ("Tier 1 Capital Ratio") equal to at least 6.4%. Commencing with the calendar quarter ending September 30, 2003, and for each calendar quarter thereafter, the Bank must have a Tier 1 Capital Ratio equal to at least 8.0%. If the Bank's Tier 1 Capital Ratio is below the required percentage for any such quarter, the Bank must take steps to bring its Tier 1 Capital Ratio to the required level within 60 days. The Order also requires the Bank to maintain its total risk-based capital ratio at 10.0% or greater for each calendar quarter ending after the effective date of the Order. If the Bank's total risk-based capital ratio for any such quarter is less than 10.0%, the Bank must take steps to bring its total risk-based capital ratio to the required level within 60 days.

As of September 30, 2003, the Bank's capital ratios do not meet the minimum requirements of the Order. Following is a summary of the strategies which management is considering in order to restore the Bank's capital to the levels required by the Order.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


The Corporation may sell or close certain branches to reduce the size of the Bank. In conjunction with the possible sale of the branches, the Bank would sell a select portion of its loan portfolio. It is anticipated that the cash received from the sale of the loans would provide the necessary liquidity to fund the branch sales. Any sales of the branches and loans will require prior regulatory approval, and may require approval by holders of the trust preferred securities. During the third quarter of 2003, the Bank closed four branches with deposits totaling approximately $7 million. The Bank has received regulatory approval to close two additional branches with deposits totaling approximately $4 million. A decision to close these branches will be part of an overall branch strategy.

The potential branch and loan sales is not expected to reduce the overall size of the Bank sufficiently, based on current capital levels, to achieve the required regulatory capital ratios. Therefore, the Corporation is anticipating additional capital will need to be raised to attain the 8% Tier 1 Capital Ratio.

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

Management has hired additional skilled and experienced banking professionals who are assisting the senior management team in addressing the regulatory issues facing the Corporation. By strengthening the infrastructure of the Corporation, management can place more emphasis on addressing problem loans, financial matters, and moving forward with and implementing the daily strategies of the Corporation. In the future, this may decrease the dependence on outsourced services, which in turn should decrease expenses associated with these services. The expense reduction and improvement in the loan portfolio would be significant steps toward returning the Corporation to profitability, which in turn could further improve the capital ratios.

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

The Bank believes it has complied with the requirements of the Order to develop policies and plans to address the operating deficiencies noted in the report.

If the Bank fails or is unable to timely comply with the Order, there could be material adverse effects on the Bank and the Corporation and it could impact their ability to remain as ongoing entities. Since the entry of the Order, the Corporation has determined that the Bank was not in compliance with the minimum capital ratios specified in the Order for the calendar quarter ended June 30, 2003. There can be no assurance that the Corporation can take steps in the time limits prescribed by the Order to restore the Bank's capital ratios to the required levels.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)


The Order requires development of a comprehensive strategic plan, financial plan, and profit plan. The development of these plans will provide the Board of Directors and management with a road map to strengthen the Corporation in many areas, reduce risk, and improve liquidity, all in an effort to return the Corporation to profitability. By implementing these strategic plans, improved policies and resolution of nonperforming assets, the Corporation believes it can more effectively serve its customers, grow in its markets, and work toward returning to profitability, and increasing shareholder value. Management and the Board of Directors are developing a strategic plan, financial plan, and profit plan that are intended to strengthen the operations of the Corporation and the Bank.

Addressing the requirements of the Order, carrying out the objectives of the strategic plan, and returning the Corporation to profitability requires the strengthening of the executive management team. The Board of Directors hired C. James Bess, President and Chief Executive Officer, effective July 28, 2003. Mr. Bess has 40 years of banking experience and has successfully led the turnaround of eight banks over the last 25 years. An executive vice president with bank regulatory experience, a senior lender with turnaround experience, and a loan administration officer have been hired.

The Corporation may add additional management with experience in turnaround situations, loan portfolio, credit and problem loan administration, and financial management expertise commensurate with the issues the Corporation must address. The addition of management may increase expense in the short term. However, the additional management expertise is expected to help the Corporation resolve many of its issues more quickly, and improve customer service and financial performance.

The Board of Directors is further required to address the overall asset/liability management practices of the Bank, interest rate risk management, and liquidity management. Strengthening the Bank's policies, risk limits, and procedures in these areas should increase overall liquidity and consistency of income through interest rate cycles and reduce risk to capital.

OTHER MATTERS

The Corporation is a defendant in a consolidated putative class action initiated by shareholders of the Corporation, alleging violations of the Federal securities laws and seeking, among other things, compensatory damages. The original complaints also named as defendants a current and former director, each of whom was a senior executive officer of the Corporation. In addition, a shareholder's derivative action has been filed against the Corporation and certain current and former directors of the Corporation. All of these proceedings are described in Part II, Item 1 -- Legal Proceedings. Litigation of the types involved in these actions can be complex, time-consuming, and often protracted. The Corporation anticipates that it will incur substantial additional expense for legal and other professional fees as a result of the filing of these actions. At this early stage of the proceedings, the Corporation cannot accurately assess the impact which these proceedings will have on the Corporation. An ultimate determination of any of these actions adverse to the Corporation could have a material adverse effect on the Corporation's financial condition and operations.

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

The Corporation has $91.4 million of securities, of which $49.4 million are mortgage-backed securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)


The following is the Corporation's repricing opportunities at September 30, 2003 (dollars in thousands):

                                                      1 - 90      91 - 365      2 - 5        Over 5
                                                       Days         Days        Years        Years        Total
                                                       ----         ----        -----        -----        -----
Interest-earning assets:
   Loans                                           $   170,824  $    51,503  $    53,116  $    50,204   $  325,647
   Securities                                                0       48,067       37,356       13,854       99,277
   Other                                                14,050            0            0            0       14,050
                                                   -----------  -----------  -----------  -----------   ----------

   Total interest-earning assets                       184,874       99,570       90,472       64,058      438,974
                                                   -----------  -----------  -----------  -----------   ----------

Interest-bearing obligations:
   Savings deposits                                     98,141            0            0            0       98,141
   Time deposits                                        60,318       90,873       55,364          766      207,321
   Borrowings                                                0        1,176       14,690       71,551       87,417
   Subordinated debentures                              12,450            0            0            0       12,450
                                                   -----------  -----------  -----------  -----------   ----------

   Total interest-bearing obligations                  170,909       92,049       70,054       72,317      405,329
                                                   -----------  -----------  -----------  -----------   ----------

Gap                                                $    13,965  $     7,521  $    20,418  $    (8,259)  $   33,645
                                                   ===========  ===========  ===========  ===========   ==========

Cumulative gap                                     $    13,965  $    21,486  $    41,904  $    33,645
                                                   ===========  ===========  ===========  ===========

The above analysis indicates that at September 30, 2003, the Corporation had a cumulative asset sensitivity gap position of $21.5 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could increase. Conversely, if market interest rates decrease over the next twelve months, the above gap position suggests the Corporation's net interest income would decrease.

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

The change in the gap position from December 31, 2002 to September 30, 2003, was not significant. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days.

The borrowings in the gap analysis include FHLB advances as fixed-rate advances. A significant portion of these advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of September 30, 2003, the Corporation had excess Canadian assets of $2.6 million (or $1.9 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES


As of September 30, 2003, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Corporation's disclosure controls and procedures were effective as of September 30, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

As of the date hereof, except for the Order, the two lawsuits, and the arbitration referred to below, there were no material pending legal proceedings, other than routine litigation incidental to the business of banking to which the Corporation or any of its subsidiaries is a party or of which any of its properties is the subject. Information pertaining to the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" on this Form 10-Q, and is incorporated here by reference.

In an action styled Lanctot v. Littlejohn, et al., filed in the U.S. District Court for the Western District of Michigan on June 13, 2003, a shareholder of the Corporation has brought a class action against the Corporation, its former chairman and chief executive officer and current director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws. The Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 of the Securities and Exchange Commission (the "SEC") issued under the Exchange Act, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Complaint also alleges violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the Federal Deposit Insurance Corporation ("FDIC") Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages, and costs and attorney's fees.

In an action styled Rosen v. North Country Financial Corporation, et al., filed in the U.S. District Court for the Western District of Michigan on June 23, 2003, a former shareholder of the Corporation has brought a class action against the Corporation, its former chairman and chief executive officer and current director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws. The Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Exchange Act and Rule 10b-5, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Complaint also alleges violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages, and costs and attorney's fees.

                      NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)


On September 2, 2003, pursuant to 15 U.S.C. ss. 78-u-4(a)(3)(B), Plaintiff Charles Lanctot filed a motion requesting the court to consolidate the two securities class action cases (Lanctot and Rosen) under the caption In re North Country Financial Corporation Securities Litigation, appoint him as "Lead Plaintiff" in the consolidated cases and approve the selection of his counsel as "Lead Plaintiff's Counsel." In an Order dated September 29, 2003, the court among other things consolidated the Lanctot and Rosen actions, designated John
F. Stevens and Charles D. Lanctot as "Lead Plaintiffs," and designated "Co-Lead Counsel" and "Liaison Counsel" for the class.

Prior to entry of the court's Order, Plaintiff Charles Lanctot and the Corporation, by their respective counsel, reached an agreement, confirmed in writing and entered by the court in the form of a stipulated order, that: (1) within 45 days of the court's entry of the order described above concerning appointment of Lead Plaintiff and Lead Plaintiff's Counsel, Lead Plaintiff shall file an Amended and Consolidated Class Action Complaint; and (2) within 45 days of the filing of the Amended and Consolidated Class Action Complaint, the Corporation shall file its first responsive pleading. At this juncture, the Corporation anticipates filing a motion to dismiss the consolidated securities class action lawsuit on the ground that Plaintiffs have not adequately plead that the Corporation, through its officers and directors, acted with the intent to defraud the investing public under the standard articulated in Helwig v. Vencor, Inc., 251 F.3d 540 (6th Cir. 2001), cert. dismissed, 536 U.S. 935, 122
S.Ct. 2616 (2002). During the pendency of a motion to dismiss, a stay of "all discovery and other proceedings" automatically will be imposed under 15 U.S.C. ss. 78u-4(b)(3)(B).

In an action styled Virginia M. Damon Trust v. North Country Financial Corporation, Nominal Defendant, and Dennis Bittner, Bernard A. Bouschor, Ronald
G. Ford, Sherry L. Littlejohn, Stanley J. Gerou II, John D. Lindroth, Stephen Madigan, Spencer Shunk, Michael Henrickson, Glen Tolksdorf, and Wesley Hoffman, filed in the U.S. District Court for the Western District of Michigan on July 1, 2003, a shareholder of the Corporation has brought a shareholder's derivative action under Section 27 of the Exchange Act against the Corporation and certain of its current and former directors and senior executive officers. The Complaint, which demands a jury trial, is brought on behalf of the Corporation against the individual defendants. It alleges that the individual defendants have caused loss and damage to the Corporation through breaches of their fiduciary duties of oversight and supervision by failing (i) adequately to safeguard the assets of the Corporation, (ii) to ensure that adequate administrative, operating, and internal controls were in place and implemented,
(iii) to ensure that the Corporation was operated in accordance with legally-prescribed procedures, and (iv) to oversee the audit process to ensure that the Corporation's assets were properly accounted for and preserved. The Complaint further alleges that the individual defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements in the proxy statement mailed to shareholders in connection with the annual meeting of the Corporation held May 29, 2000, and the adoption by the shareholders at that meeting of the Corporation's 2000 Stock Incentive Plan. The Complaint also alleges that Mr. Ford and Ms. Littlejohn, through a series of compensation arrangements, stock options, and employment agreements obtained by them through improper means resulting from the offices they held with the Corporation, received excessive compensation, to the injury of the Corporation. Among other things, the Complaint is based upon allegations of material misstatements or omissions in filings made by the Corporation with the SEC, and deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks (i) rescission of the approval of the 2000 Stock Incentive Plan and return of all stock and options granted under the Plan, (ii) a declaration that the individual defendants breached their fiduciary duty to the Corporation, (iii) an order to the individual defendants to account to the Corporation for all losses and/or damages by reason of the acts and omissions alleged, (iv) an order to each of the individual defendants to remit to the Corporation all salaries and other compensation received for periods during which they breached their fiduciary duties, (v) compensatory damages in favor of the Corporation, (vi) injunctive relief, and (vii) interest, costs, and attorney's and expert's fees. Plaintiffs and a number of the individual defendants, by their respective counsel, have negotiated extensions of time in which the individual defendants will file their respective first responsive pleadings.

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)


In the meantime, on September 18, 2003, the Corporation filed a motion to dismiss the Damon action because Plaintiff did not satisfy the mandatory precondition, under Section 493a of the Michigan Business Corporation Act ("MBCA"), M.C.L.ss. 450.1493a, for filing a shareholder derivative action that the shareholder must first have submitted a written demand that the Corporation pursue in its own right the claims asserted by the shareholder (the Plaintiff here). Plaintiff's counsel has proposed a schedule that would require Plaintiff to respond to the Corporation's motion to dismiss not later than December 26, 2003, with the reply briefs of the Corporation and the individual defendants due not more than 14 days after Plaintiff's response. It is anticipated that a final agreement as to the briefing schedule will be confirmed in writing and submitted for entry by the court in the form of a stipulated order.

By letter dated September 17, 2003, and expressly without prejudice to the argument that any such written demand is not required, Plaintiff's counsel purported to make a written demand that the Corporation pursue a number of indicated putative claims against: (1) present and former officers and directors of the Corporation who also are the individual defendants in the Damon action, and (2) the certified public accounting firm of Wipfli, Ullrich, Bertelson, LLP. The MBCA grants the Corporation ninety (90) days in which to respond to a proper written demand. At this juncture, it is not clear what effect, if any, the putative demand may have on the Damon action or the Corporation's motion to dismiss the action.

On November 10, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L.ss. 450.1495, requesting the court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the Plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation.

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

On September 16, 2003, Ronald G. Ford, the former chairman and chief executive officer and a current director of the Corporation, initiated an arbitration proceeding against the Corporation seeking monetary damages for alleged breach by the Corporation of his Amended and Restated Employment Agreement, Chairman Agreement, and Amended and Restated Consulting Agreement, each with the Corporation. The Corporation has denied the alleged breach and asserted a counterclaim to recover all amounts paid to Mr. Ford under the Chairman Agreement, as required by the Cease and Desist Order entered by the FDIC and the OFIS, in addition to other amounts. The proceeding is currently stayed by agreement of the parties. The Corporation intends to defend the arbitration.

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

     Exhibit 10.1 Agreement dated August 18, 2003 between North Country
                  Financial Corporation and Joseph E. Petterson.

     Exhibit 10.2 Agreement dated September 1, 2003 between North Country Bank and Trust and Jani Blake.

     Exhibit 10.3 Agreement dated September 3, 2003 between North Country
                  Financial Corporation and Kelly W. George.

     Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

     Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

     Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.

     Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

(b) The following Form 8-K filings were made during the quarter for which this report is filed:

     - Form 8-K dated July 28, 2003, disclosure of the employment of Mr. C. James Bess as President and Chief Executive Officer of the Corporation and the Bank.
     - Form 8-K dated August 18, 2003, disclosure of the employment of Mr. Joseph E. Petterson as Executive Vice President of the Corporation and the Bank.
     - Form 8-K dated September 3, 2003, disclosure of the employment of Mr. Kelly W. George as Senior Vice President/Chief Lending Officer of the Bank.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTH COUNTRY FINANCIAL CORPORATION
                                       -----------------------------------
                                                 (Registrant)



11/12/03                               By: /s/ C. JAMES BESS
--------                                   -------------------------------------
Date                                       C. JAMES BESS
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (principal executive officer)



                                       By: /s/ WILLIAM T. FITZGERALD, JR.
                                           -------------------------------------
                                           WILLIAM T. FITZGERALD, JR.
                                           CHIEF FINANCIAL OFFICER
                                           (principal financial officer)

                               10-Q EXHIBIT INDEX


EXHIBIT NO.             DESCRIPTION
-----------             -----------

Exhibit 3.1 Articles of Incorporation, as amended, incorporated herein by reference to exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit 3.2 Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit 10.1 Agreement dated August 18, 2003 between North Country Financial Corporation and Joseph E. Petterson.

Exhibit 10.2 Agreement dated September 1, 2003 between North Country Bank and Trust and Jani Blake.

Exhibit 10.3 Agreement dated September 3, 2003 between North Country Financial Corporation and Kelly W. George.

Exhibit 31.1      Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2      Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1      Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2      Section 1350 Certification of Chief Financial Officer.