Form 10-K
period 2003-12-31
NORTH COUNTRY FINANCIAL CORP
filed 2004-03-30
CIK 36506

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $2.20 as of June 30, 2003, was $15,442,134 million. As of March 14, 2004, there were outstanding 7,019,152 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference: Portions of the Corporation's 2003 Annual Report to Shareholders are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held May 18, 2004 are incorporated by reference into Part III of this Report.


--------------------------------------------------------------------------------

                                     PART I

ITEM 1.  BUSINESS

North Country Financial Corporation (the "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. The Corporation owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust (the "Bank"). The Corporation also owns four non-bank subsidiaries: First Manistique Agency, presently active, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a relending company for nonprofit organizations; North Country Financial Group, a broker of loans and leases including tax-exempt lease/purchase financing to municipalities, presently inactive, and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities. The Bank also has four non-bank subsidiaries: NCB Real Estate Company, which owns several properties used by the Bank; North Country Mortgage Company LLC, an entity engaged in the business of mortgage lending and brokering; and North Country Employee Leasing Company, a company that leases employees to North Country Bank and Trust. The Bank represents the principal asset of the Corporation. The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities along with other permitted activities closely related to banking.

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

On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash. On July 13, 2001, North Country Bank and Trust sold the fixed assets and deposits of the St. Ignace and Mackinaw Island branches to Central Savings Bank in exchange for cash. On November 9, 2001, North Country Bank and Trust sold the fixed assets and deposits of the Curtis and Naubinway branches to State Savings Bank in exchange for cash. On November 22, 2002, North Country Bank and Trust sold the fixed assets and deposits of the Menominee branch to Stephenson National Bank and Trust in exchange for cash. During 2003, the Bank closed branch locations at Glen Arbor, Ishpeming, L'Anse and Petoskey.

The Bank currently has 14 branch offices located in the Upper Peninsula of Michigan and 8 branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Alger, Antrim, Charlevoix, Chippewa, Delta, Dickinson, Emmet, Grand Traverse, Houghton, Luce, Manistee, Marquette, Menominee, Ontonagon, Otsego, Schoolcraft, and Wexford counties. The Bank provides drive-in convenience at 17 branch locations and has automated teller machines operating at 12 locations. The Bank has no foreign offices.

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

EMPLOYEES

As of February 29, 2004, the Corporation and its subsidiaries employed, in the aggregate, 120 employees equating to 117 full-time equivalents. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation and management believes that its relationship with its employees is satisfactory.

BUSINESS

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. Historically, the Bank has predominantly sold its conforming residential mortgage loans in the secondary market; however, during 2002 and 2003 residential loans have been retained. The Bank has financed commercial and governmental leases throughout the country. Leases were originated by the Corporation's subsidiary, North Country Financial Group, and unrelated entities. In March 2003, the Corporation made a decision to cease the operations of North Country Financial Group. This was done in order to refocus the Corporation's lending efforts to loans in its immediate market area; decrease the size of certain segments of the loan portfolio; and diversify the loan portfolio. The Corporation may pursue new lease opportunities through unrelated entities, where the credit quality and rate of return on the transactions fit its strategies. The Bank reviews the credit quality of each lease before entering into a financing agreement. The Bank accounts for these transactions as loans.

The Bank supports the service industry, with its hospitality and related businesses as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank's market areas is affected by summer and winter tourism activities.

The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represented $76.1 million or 31.3% of the commercial loan portfolio at December 31, 2003. No material portions of the Bank's deposits have been received from a single person, industry, group, or geographical location.

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

As of December 31, 2003, the Bank had no material risks relative to foreign sources. See the "Interest Rate Risk" and "Foreign Exchange Risk" sections in Management's Discussion and Analysis of Financial Condition and Results of Operation for details on the Corporation's foreign account activity.

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

Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require. In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. The Corporation does not presently have significant assets available for this purpose. In addition, there are numerous federal and state laws and regulations which regulate the activities of the Corporation, the Bank and the nonbank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.

Federal banking regulatory agencies established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier 1 capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier 1 capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory -- and possible additional discretionary -- actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier 1 capital ratio must meet or exceed 6%, the total risk-based capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. Information pertaining to the Corporation's capital plan is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2003 Annual Report, and is incorporated here by reference.

Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions.

In 1999, Congress enacted the Gramm-Leach-Bliley Act (the "Act"), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial service organizations. Among other things, the Act repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as "financial holding companies" to engage in a broad list of "financial activities," and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is "complementary" to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. The Act treats lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.
Under the Act, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Corporation does not qualify as a financial holding company at this time.

Additional information pertaining to Supervision and Regulation is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2003 Annual Report, and is incorporated here by reference.

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

SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Obligations, and Shareholders' Equity; Interest Rates and Interest Differential

The key components of net interest income, the daily average balance sheet for each year -- including the components of earning assets and supporting obligations -- the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2003 Annual Report, and is incorporated here by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2003 Annual Report, and is incorporated here by reference.

II.      Investment Portfolio

     A.  Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (in thousands):

                                          2003                        2002                          2001
                                        ------------------------------------------------------------------
U.S. Treasury and federal agencies      $36,225                      $   -0-                       $ 3,128
State and political subdivisions          4,105                        5,632                         5,418
Corporate securities                        708                       11,264                         8,571
Mortgage-related securities              43,736                       51,059                        44,768
                                        ------------------------------------------------------------------

TOTAL                                   $84,774                      $67,955                       $61,885
                                        ==================================================================

     B.  Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2003 (fully taxable equivalent, in thousands):

                                          1 Year or Less   1-5 Years    5-10 Years  Over 10 Years    TOTAL
                                          -----------------------------------------------------------------
U.S. Treasury and federal agencies             $  -0-       $36,225       $  -0-       $  -0-       $36,225
State and political subdivisions                   60           306          495        3,244         4,105
Corporate securities                              166           542          -0-          -0-           708
Mortgage-related securities                     2,645        41,091          -0-          -0-        43,736
                                          -----------------------------------------------------------------

TOTAL                                          $2,871       $78,164       $  495       $3,244       $84,774
                                          =================================================================

Weighted average yield (1)                      4.54%         3.19%        4.27%        4.47%         3.85%



(1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.     Loan Portfolio

     A.  Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (in thousands):



                                            2003              2002             2001             2000           1999
                                          ---------------------------------------------------------------------------
Commercial real estate                    $ 39,571          $ 61,556         $ 77,892         $ 90,635       $ 79,000
Commercial, financial and
agricultural                               203,393           290,371          319,403          314,953        250,281
1-4 family residential real estate          51,120            74,366           93,574          113,834        107,750
Consumer                                     3,195             5,706            9,516           13,059         17,051
Construction                                   567             3,044            4,027            9,208         12,539
                                          ---------------------------------------------------------------------------
TOTAL                                     $297,846          $435,043         $504,412         $541,689       $466,621
                                          ===========================================================================


Included in loan totals for December 31, 2003, 2001, and 2000 are $4.1 million, $6.4 million, and $6.6 million of loans to Canadian obligors.

To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

     B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2003, based on scheduled principal repayments (in thousands).

                                                           Commercial,      1-4 Family
                                         Commercial      Financial and      Residential
                                         Real Estate      Agricultural      Real Estate       Consumer       Construction
                                         --------------------------------------------------------------------------------
In one year or less                        $18,318           $39,123           $1,948            $814           $2,462
After one year but within five
years:
  Variable interest rates                    3,512           113,929            7,612               0                0
  Fixed interest rates                      33,057            50,941            7,580           4,892              582
After five years:
  Variable interest rates                    2,704            51,666           17,739               0                0
  Fixed interest rates                       3,965            34,712           39,487               0                0
                                           ---------------------------------------------------------------------------
TOTAL                                      $61,556          $290,371          $74,366          $5,706           $3,044
                                           ===========================================================================

     C.  Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (in thousands):


                                       2003               2002               2001               2000           1999
                                      ------------------------------------------------------------------------------
Nonaccrual loans                      $38,660            $26,814            $ 4,015            $10,547        $   95

Interest income that would
have been recorded for
nonaccrual loans
under original
terms                                   2,793              1,653              1,597              1,478             3

Interest income recorded
during period for
nonaccrual loans                        1,307              1,120              1,521              1,125             0

Accruing loans
past due 90 days or more                  241                401              4,878              3,117         2,452

Restructured loans not
included above                          7,181             11,155             16,151              3,654             0



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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (in thousands):


                                             2003              2002              2001             2000          1999
                                            -------------------------------------------------------------------------
Balance of allowance for loan
losses at beginning of period               $24,908           $10,444           $9,454           $6,863        $6,112

Loans charged off:

Commercial, financial and
agricultural                                  5,068            11,925            2,385            2,837           405

Real estate -- construction                     -0-               -0-              -0-              -0-           -0-

Real estate -- mortgage                       1,683               504              320              328            74

Consumer                                        205               141              253              263           329
                                            -------------------------------------------------------------------------
Total loans charged off                       6,956            12,570            2,958            3.428           808
                                            -------------------------------------------------------------------------

Recoveries of loans previously
charged off:
Commercial, financial and
agricultural                                  2,926               314              640               66             9

Real estate -- construction                     -0-               -0-              -0-              -0-           -0-

Real estate -- mortgage                         931                 3               20                9            10

Consumer                                        196                59               88               69            83
                                            -------------------------------------------------------------------------
Total recoveries                              4,053               376              748              144           102
                                            -------------------------------------------------------------------------

Net loans charged off                         2,903            12,194            2,210            3,284           706

Provisions charged to expense                   -0-            26,658            3,200            5,875         1,457
                                            -------------------------------------------------------------------------
Balance at end of period                    $22,005           $24,908          $10,444           $9,454        $6,863
                                            =========================================================================

Ratio of net charge-offs during
period to average loans
outstanding                                    .80%              1.6%             0.5%             0.7%          0.2%



     B.  Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table (in thousands). The percentages shown represent the percent of each loan category to total loans.

                             2003                    2002                    2001                   2000                   1999
                     ---------------------------------------------------------------------------------------------------------------
                      Amount       %          Amount       %          Amount       %         Amount       %         Amount       %
                     ---------------------------------------------------------------------------------------------------------------
Commercial,
financial and
agricultural         $11,222     73.0%       $22,703     80.9%       $ 9,136     78.7%       $4,914     74.9%       $3,492     70.5%

Real estate-
construction             -0-      0.2%          -0-       0.7%           -0-      0.8%          -0-      1.7%          114      2.7%

1-4 family
residential
real estate              280     17.2%        2,110      17.1%         1,191     18.6%          136     21.0%          835     23.1%

Consumer                 -0-      1.1%           95       1.3%           152      1.9%          371      2.4%          326      3.7%

Specific reserve
on loans sold
subsequent to
year end               7,425      8.5%          -0-                      -0-                    -0-                    -0-

                     ---------------------------------------------------------------------------------------------------------------
Unallocated            3,078      N/A            -0-      N/A            774      N/A         4,033      N/A         2,096      N/A
                     ---------------------------------------------------------------------------------------------------------------

TOTAL                $22,005      100%       $24,908      100%       $11,253      100%       $9,454      100%       $6,863      100%
                     ===============================================================================================================


V.   Deposits

Deposit information is contained in Note 11 of the Annual Report.

VI.  Return on Equity and Assets

Selected financial data of the Corporation is contained in the Corporation's 2003 Annual Report, under the caption "Selected Financial Data," and is incorporated here by reference.

See Item 6 of this Form 10-K, "Selected Financial Data"

VII. Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 22 of the Corporation's 2003 Annual Report and is hereby incorporated by reference.

ITEM 2.  PROPERTIES

The Corporation's headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.

The Bank conducts business from 22 offices at the following locations:


ALANSON                                  MANCELONA                              SAULT CASCADE
6230 River Street                        625 North Williams Street              4250 I-75 Business Spur
Alanson, MI 49706                        Mancelona, MI 49659                    Sault Ste. Marie, MI 49783
EMMET COUNTY                             ANTRIM COUNTRY                         CHIPPEWA COUNTY

BOYNE CITY                               MANISTIQUE                             SAULT MAIN
128 Water Street                         130 South Cedar Street                 138 Ridge Street
Boyne City, MI 49712                     Manistique, MI 49854                   Sault Ste. Marie, MI 49783
CHARLEVOIX COUNTY                        SCHOOLCRAFT COUNTY                     CHIPPEWA COUNTY

CADILLAC                                 MARQUETTE MAIN                         SOUTH RANGE
218 South Mitchell Street                300 North McClellan Street             47 Trimountain Avenue
Cadillac, MI 49601                       Marquette, MI 49855                    South Range, MI 49963
WEXFORD COUNTY                           MARQUETTE COUNTY                       HOUGHTON COUNTY

CALUMET                                  MARQUETTE PRESQUE ISLE                 STEPHENSON
56730 Calumet Avenue, Ste. L             1400 Presque Isle                      245 Menominee Street
Calumet, MI 49913                        Marquette, MI 49855                    Stephenson, MI 49887
HOUGHTON COUNTY                          MARQUETTE COUNTY                       MENOMINEE COUNTY

ESCANABA                                 MUNISING                               TRAVERSE CITY
837 North Lincoln Road                   301 East Superior Street               333 East State Street
Escanaba, MI 49829                       Munising, MI 49862                     Traverse City, MI 49684
DELTA COUNTY                             ALGER COUNTY                           GRAND TRAVERSE COUNTY

GAYLORD                                  NEWBERRY MAIN                          TRAVERSE CITY
145 North Otsego Avenue                  414 Newberry Avenue                    3530 North Country Drive
Gaylord, MI 49735                        Newberry, MI 49868                     Traverse City, MI 49684
OTSEGO COUNTY                            LUCE COUNTY                            GRAND TRAVERSE COUNTY

IRON MOUNTAIN                            ONTONAGON
1890 South Stephenson Avenue             601 River Street
Iron Mountain, MI 49801                  Ontonagon, MI 49953
DICKINSON COUNTY                         ONTONAGON COUNTY

KALEVA                                   RIPLEY
14429 Wouski Avenue                      106 Royce Road
Kaleva, MI 49645                         Hancock, MI 49930
MANISTEE COUNTY                          HOUGHTON COUNTY



All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 22 branch locations, 16 are owned and 6 are leased.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank are subject to the Order referred to below, and the litigation and arbitration described below. Information regarding the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital Adequacy" in the Corporation's 2003 Annual Report, and is incorporated here by reference. The litigation and arbitration that is not routine and incidental to the business of banking is described below.

In an action styled Lanctot v. Littlejohn, et al., filed in the U.S. District Court for the Western District of Michigan on June 13, 2003, a shareholder of the Corporation brought a class action against the Corporation, its former chairman and chief executive officer and current director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws.

In another action styled Rosen v. North Country Financial Corporation, et al., filed in the U.S. District Court for the Western District of Michigan on June 23, 2003, a former shareholder of the Corporation has brought a class action against the Corporation, its former chairman and chief executive officer and current director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws.

On September 2, 2003, pursuant to 15 U.S.C. ss. 78-u-4(a)(3)(B), plaintiff Charles Lanctot filed a motion requesting the Court to consolidate the two securities class action cases (Lanctot and Rosen) under the caption In re North Country Financial Corporation Securities Litigation, to appoint him as "Lead Plaintiff" in the consolidated cases, and to approve the selection of his counsel as "Lead Plaintiff's Counsel." In an Order dated September 29, 2003, the Court among other things consolidated the Lanctot and Rosen actions, designated Charles D. Lanctot and John F. Stevens as "Lead Plaintiffs," and designated "Co-Lead Counsel" and "Liaison Counsel" for the class.

On December 1, 2003, the plaintiffs filed their Corrected Consolidated Amended Class Action Complaint ("Amended Complaint"), which adds John F. Stevens as a plaintiff. The Amended Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 of the Securities and Exchange Commission (the "SEC") issued under the Exchange Act, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Amended Complaint also alleges violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Amended Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the Federal Deposit Insurance Corporation ("FDIC") Rules and Regulations, and the Michigan Banking Code of 1999. The Amended Complaint further alleges that the Corporation's acquisition of American Financial Mortgage, which had an "unusually large number of defaulted loans . . . which triggered the attention of banking regulators;" that a Cease and Desist Order, dated March 26, 2002, which is attached as Exhibit 1 to the Amended Complaint, demonstrates how defendants made "false statements" in public filings and other communications, and were required to take "corrective actions;" that various public filings were "false because the Company's operations resulted in an excessive level of adversely classified assets, delinquent loans, and nonaccrual loans as well as an inadequate level of capital protection for the kind and qualify of assets held;" that, "according to former employees, loans for Company insiders and their related entities were often approved regardless of the quality of the loan;" and, that the Corporation incorrectly attributed its performance to the World Trade Center disaster and other factors impacting tourism and hospitality businesses, instead of disclosing "insider loans," a "disproportionately high loan concentration" in the hospitality industry, and information about the Corporation's banking practices and loan loss reserves. The Amended Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages on a joint and several basis against all defendants, including the Corporation, plus interest and costs, including attorney's fees and expert's fees.

On January 23, 2004, the Corporation and the other defendants filed their Joint Motion to Dismiss the Corrected Consolidated Amended Class Action Complaint, principally based on the ground that plaintiffs have not adequately plead that the Corporation, through its officers and directors, acted with the intent to defraud the investing public under the standard articulated in Helwig v. Vencor, Inc., 251 F.3d 540 (6th Cir. 2001), cert. dismissed, 536 U.S. 935, 122 S.Ct.
2616 (2002). During the pendency of the motion to dismiss, a stay of "all discovery and other proceedings" automatically is imposed under 15 U.S.C.ss. 78u-4(b)(3)(B). Plaintiffs filed their Brief in Opposition to Defendants' Motion to Dismiss on March 8, 2004. Defendants filed a reply brief in support of their Motion to Dismiss on March 23, 2004. The Court has scheduled an oral argument on the Motion to Dismiss for March 30, 2004.

Shareholder's Derivative Litigation

In an action styled Virginia M. Damon Trust v. North Country Financial Corporation, Nominal Defendant, and Dennis Bittner, Bernard A. Bouschor, Ronald
G. Ford, Sherry L. Littlejohn, Stanley J. Gerou II, John D. Lindroth, Stephen Madigan, Spencer Shunk, Michael Henrickson, Glen Tolksdorf, and Wesley Hoffman, filed in the U.S. District Court for the Western District of Michigan on July 1, 2003, a shareholder of the Corporation has brought a shareholder's derivative action under Section 27 of the Exchange Act against the Corporation and certain of its current and former directors and senior executive officers. The Complaint, which demands a jury trial, is brought on behalf of the Corporation against the individual defendants. It alleges that the individual defendants have caused loss and damage to the Corporation through breaches of their fiduciary duties of oversight and supervision by failing (i) adequately to safeguard the assets of the Corporation, (ii) to ensure that adequate administrative, operating, and internal controls were in place and implemented,
(iii) to ensure that the Corporation was operated in accordance with legally-prescribed procedures, and (iv) to oversee the audit process to ensure that the Corporation's assets were properly accounted for and preserved. The Complaint further alleges that the individual defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements in the proxy statement mailed to shareholders in connection with the annual meeting of the Corporation held May 29, 2000, and the adoption by the shareholders at that meeting of the Corporation's 2000 Stock Incentive Plan. The Complaint also alleges that Mr. Ford and Ms. Littlejohn, through a series of compensation arrangements, stock options, and employment agreements obtained by them through improper means resulting from the offices they held with the Corporation, received excessive compensation, to the injury of the Corporation. Among other things, the Complaint is based upon allegations of material misstatements or omissions in filings made by the Corporation with the SEC, and deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks (i) rescission of the approval of the 2000 Stock Incentive Plan and return of all stock and options granted under the Plan, (ii) a declaration that the individual defendants breached their fiduciary duty to the Corporation, (iii) an order to the individual defendants to account to the Corporation for all losses and/or damages by reason of the acts and omissions alleged, (iv) an order to each of the individual defendants to remit to the Corporation all salaries and other compensation received for periods during which they breached their fiduciary duties, (v) compensatory damages in favor of the Corporation, (vi) injunctive relief, and (vii) interest, costs, and attorney's and expert's fees.

On September 18, 2003, the Corporation filed a motion to dismiss the Damon action because plaintiff did not satisfy the mandatory precondition, under
Section 493a of the Michigan Business Corporation Act ("MBCA"), M.C.L.ss. 450.1493a, for filing a shareholder derivative action that the shareholder must first have submitted a written demand that the Corporation pursue in its own right the claims asserted by the shareholder (the plaintiff here). Certain of the individual defendants in the Damon action filed their own motion to dismiss on November 25, 2003, in which motion the other individual defendants later joined. The plaintiff filed an Opposition to both motions to dismiss on January 9, 2004, and on January 30, 2004, the defendants filed reply briefs in support of their motions to dismiss.

By letter dated September 17, 2003, and expressly without prejudice to the argument that any such written demand is not required, plaintiff's counsel purported to make a written demand that the Corporation pursue a number of indicated putative claims against: (1) present and former officers and directors of the Corporation who also are the individual defendants in the Damon action, and (2) the certified public accounting firm of Wipfli, Ullrich, Bertelson, LLP. The MBCA grants the Corporation ninety (90) days in which to respond to a proper written demand. On November 11, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L.ss. 450.1495, requesting the Court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation. On January 9, 2004, the plaintiff filed a Supplemental Response to the Corporation's motion to dismiss, requesting that the Court appoint two persons other than the one nominated by the Corporation, to act as a disinterested person for such purpose. Following an in camera conference and telephone conference held by the Court, plaintiff is understood to have withdrawn its objection to the individual nominated by the Corporation in its motion to the Court for appointment as a disinterested person. The parties, through their respective counsel, are currently negotiating a stipulated form of order to be entered by the Court making the appointment of the disinterested person. It is anticipated that the disinterested person, once appointed, will complete his investigation of the claims made by the plaintiff and will make his good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation within 120 days of his appointment.

On March 22, the Court issued an Opinion and Order granting in part and denying in part the motions to dismiss in the Damon case. The Court dismissed the
Section 14(a) claim against all of the defendants as barred by the statute of limitations and, as further grounds, dismissed that claim as to those who were not directors at the time of the mailing of the proxy statement. The Court has permitted the plaintiff to proceed with its breach of fiduciary duty claims against the Directors on the grounds that the plaintiff cured its procedural failings by subsequently transmitting a demand letter as required by Section 493 of the MBCA. However, the Court has asked that by April 16, 2004, the parties submit additional briefs on the question of whether the Court should exercise "supplemental jurisdiction" over the state law breach of fiduciary duty claims or, by implication, whether these claims should be dismissed without prejudice for pursuit in an appropriate state court.

Employment Agreement Arbitration

On September 16, 2003, Ronald G. Ford, the former chairman and chief executive officer and a current director of the Corporation, initiated an arbitration proceeding with the American Arbitration Association against the Corporation seeking monetary damages for alleged breach by the Corporation of his Amended and Restated Employment Agreement, Chairman Agreement, and Amended and Restated Consulting Agreement, each with the Corporation. The Corporation has denied the alleged breach and asserted a counterclaim to recover all amounts paid to Mr. Ford under the Chairman Agreement, as required by the Cease and Desist Order entered by the FDIC and the OFIS, in addition to other amounts. On March 19, 2004, at the request of Mr. Ford, the American Arbitration Association reactivated the arbitration proceeding, and the parties are in the process of selecting an arbitrator. The Corporation intends to defend the arbitration.

Litigation of the types involved in the actions described above can be complex, time-consuming, and often protracted. The Corporation has incurred and anticipates that it will continue to incur substantial additional expense for legal and other professional fees as a result of the filing and defense of these actions. At this stage of the proceedings, the Corporation cannot accurately assess the impact which these proceedings will have on the Corporation. An ultimate determination of any of these actions adverse to the Corporation could have a material adverse effect on the Corporation's financial condition and operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted during the fourth quarter of fiscal 2003 to a vote of the Corporation's shareholders.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was elected.


Name                   Age     Position
----                   ---     --------
C. James Bess           66     President and Chief Executive Officer

Jani Blake              44     Executive Vice President and Chief Operating Officer

Kelly George            36     Senior Vice President and Chief Lending Officer

Joseph Petterson        57     Executive Vice President and Chief Financial Officer



                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information pertaining to the Corporation's common stock is contained under the caption "Market Information" in the Corporation's 2003 Annual Report, and is incorporated herein by reference.

The Corporation had 1,805 shareholders of record as of March 9, 2004.



The holders of the Corporation's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends had been paid on a quarterly basis until the fourth quarter in 2002. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. In the fourth quarter of 2002, the Corporation suspended payment of a dividend and the Corporation's and Bank's Boards of Directors adopted resolutions providing for prior regulatory approval of the declaration or payment of any dividend by the Corporation or the Bank. Further, the Order prohibits the Bank from declaring or paying dividends without the prior written consent of the OFIS and FDIC.

The cash dividends declared, by quarter for 2003 and 2002, are included in the Corporation's 2003 Annual Report under the caption "Comparative Highlights" and are incorporated here by reference.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is contained in the Corporation's 2003 Annual Report, under the caption "Selected Financial Data," and is incorporated here by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2003 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2003 Annual Report to Shareholders.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Corporation's Consolidated Financial Statements for the years ended December 31, 2003, 2002 and 2001 in the Corporation's 2003 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

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

The Corporation provided Rehmann Robson with a copy of the disclosure regarding Rehmann Robson and Rehmann Robson furnished a letter addressed to the SEC stating Rehmann Robson agreed with the foregoing statements regarding Rehmann Robson. A copy of Rehmann Robson's letter to the SEC was filed as Exhibit 16.1 to the report on Form 8-K dated November 11, 2002.

As noted on Form 8-K dated December 16, 2002, the firm of Plante & Moran, PLLC of Grand Rapids, Michigan, was engaged to perform an audit of the Corporation's financial statements for the year ending December 31, 2002. Subsequently, Plante & Moran, PLLC was engaged to also perform an audit on the Corporation's financial statements for the year ending December 31, 2003.

ITEM 9A.  CONTROLS AND PROCEDURES

As of December 13, 2003, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and Chief Financial Officer of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, and Chief Financial Officer concluded that the Corporation's disclosure controls and procedures were effective as of December 31, 2003. There have been no significant changes in the Corporation's internal controls or in other factors that could significantly affect internal controls subsequent to December 31, 2003.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The information set forth under the captions "Information About Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive Proxy Statement for its May 18, 2004, Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the SEC prior to the meeting date, is incorporated here by reference.

The Corporation has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Dennis Bittner, Stephen Madigan and Spencer Shunk. The Board of Directors has determined that it does not have a member of the Audit Committee that is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission. The Board of Directors of the Corporation believes that the Audit Committee members have the overall business acumen to participate as a member of the Audit Committee, based upon many years of direct business experience.

The Corporation has adopted a code of ethics that applies to all of the directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is filed as Exhibit 14 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to compensation of the Corporation's executive officers and directors is contained under the captions "Remuneration of Directors" and "Executive Compensation," in the Corporation's Proxy Statement and is incorporated here by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Common Stock" in the Corporation's Proxy Statement and is incorporated here by reference.

The following table provides information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION


                                                                               Number of securities
                                                                               remaining available for
                                                                               future issuance under
                         Number of securities to be    Weighted average        equity compensation
                         issued upon exercise of       exercise price of       plans (excluding
                         outstanding options,          outstanding options,    securities reflected in
Plan Category            warrants and rights           warrants and rights     column (a)
----------------------------------------------------------------------------------------------------------
                                     (a)                        (b)                       (c)
Equity compensation
plans approved by
security                                    549,732    $              13.94                      358,238

Equity compensation
plans not approved by
security holders                                -0-                     -0-                          -0-
                         --------------------------    --------------------    -------------------------

               Total                        549,732    $              13.94                      358,238
                         ==========================    ====================    =========================


ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is contained under the caption "Indebtedness of and Transactions With Management" in the Corporation's Proxy Statement and is incorporated here by reference.

                                     PART IV

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is contained under the caption "Principal Accountant Fees and Services" in the Corporation's Proxy Statement and is incorporated here by references.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) Financial Statements.

         1. The following documents are filed as part of Item 8 of this report:

              Independent Auditor's Reports
              Consolidated Balance Sheets as of December 31, 2003 and 2002 Consolidated Statements of Income for the years ended December 31,
                2003, 2002, and 2001
              Consolidated Statements of Changes in Shareholders' Equity for the
                years ended

                December 31, 2003, 2002, and 2001
              Consolidated Statements of Cash Flows for the years ended December
                31, 2003, 2002, and 2001
              Notes to Consolidated Financial Statements

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

     (b) Reports on Form 8-K

     Forms 8-K filed since 3rd quarter 10-Q Filing:

     - Form 8-K dated November 16, 2003 announced the signing of a letter of intent that included a non-binding offer by another entity to purchase all of the common stock of the Corporation. The Form 8-K further announced the withdrawal of the non-binding offer and subsequent voidance of the letter of intent on November 19, 2003.

     - Form 8-K dated February 17, 2004 announced the earnings for the year ended December 31, 2003.


     - Form 8-K dated February 17, 2004 announced the Corporation's entrance into a Definitive Agreement to sell two branch offices, located in Alanson, Michigan and Mancelona, Michigan.

     - Form 8-K/A dated February 17, 2004, amending the earnings results for the year ended December 31, 2003.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 24, 2004.

NORTH COUNTRY FINANCIAL CORPORATION

/s/ C. James Bess
-----------------------------------------------------
C. James Bess
President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 24, 2004, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints C. James Bess and John D. Lindroth, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

         Signature

/s/ C. James Bess                               /s/ Ernie R. Krueger
--------------------------------------          -------------------------------
C. James Bess -- President                      Vice President / Controller
Chief Executive Officer, and Director           (principal accounting officer)

/s/ Joseph E. Petterson
--------------------------------------
Joseph E. Petterson
Executive Vice President and Chief
Financial Officer
(chief financial officer)



/s/ Dennis Bittner                              /s/ Bernard A. Bouschor
--------------------------------------          -------------------------------
Dennis Bittner -- Director                      Bernard A. Bouschor -- Director


/s/ Stanley J. Gerou II                         /s/ Steve Madigan
--------------------------------------          -------------------------------
Stanley J. Gerou II -- Director                 Steve Madigan -- Director


/s/ John Lindroth                               /s/ Spence Shunk
--------------------------------------          -------------------------------
John Lindroth -- Director                        Spence Shunk -- Director

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

10.12    Consulting Agreement effective January 15, 2003, between the Bank and
         W. Fitzgerald Consulting, LLC., incorporated herein by reference to
         Exhibit 10.12 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

10.13 Chairman Agreement dated April 12, 2002, between the Corporation and Ronald G. Ford, incorporated herein by reference to Exhibit 10.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2002.

10.14    Employment agreement dated August 1, 2003, between the Corporation and
         C. James Bess, incorporated herein by reference to Exhibit 10.1 of the Corporation's 10-Q for the quarter ended June 30, 2003.

10.15 Employment agreement dated August 18, 2003 between the Corporation and Joseph E. Petterson, incorporated herein by reference to Exhibit 10.1 of the Corporation's 10-Q for the quarter ended September 30, 2003.

10.16 Employment agreement dated September 1, 2003 between the Corporation and Jani Blake, incorporated herein by reference to Exhibit 10.2 of the Corporation's 10-Q for the quarter ended September 30, 2003.

10.17 Employment agreement dated September 3, 2003 between the Corporation and Kelly W. George, incorporated herein by reference to Exhibit 10.3 of the Corporation's 10-Q for the quarter ended September 30, 2003.

13 2003 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing.

14       Conflict of Interest -- Code of Ethics

21       Subsidiaries of the Corporation.

23.1     Consent of Independent Public Accountants - Plante & Moran, PLLC

23.2     Consent of Independent Public Accountants - Wipfli Ulrich Bertelson LLP

31       Rule 13(a)-- 14 (a) Certification

32.1     Section 1350 Chief Executive Officer Certification

32.2     Section 1350 Chief Financial Officer Certification

99.1 Order to Cease and Desist entered by the Federal Deposit Insurance Corporation and the Michigan Office of Financial and Insurance Services with the consent of the Bank, incorporated herein by reference to exhibit 99.1 of the Corporation's Current Report on Form 8-K filed April 11, 2003.