Form 10-Q
period 2004-03-31
NORTH COUNTRY FINANCIAL CORP
filed 2004-05-17
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2004

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

                          Yes [ ] No [X]

As of April 30, 2004, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX

                                                                                                                         Page No.
                                                                                                                         --------
PART 1.         FINANCIAL INFORMATION

      Item 1.        Financial Statements

                     Condensed Consolidated Balance Sheets -
                     March 31, 2004 (Unaudited) and December 31, 2003..................................................      1

                     Condensed Consolidated Statements of Operations - Three
                       Months Ended March 31, 2004 (Unaudited) and
                       March 31, 2003 (Unaudited)......................................................................      2

                     Condensed Consolidated Statements of Changes in Shareholders'
                       Equity - Three Months Ended March 31, 2004
                       (Unaudited) and March 31, 2003 (Unaudited)......................................................      3

                     Condensed Consolidated Statements of Cash Flows -
                       Three Months Ended March 31, 2004 (Unaudited) and
                       March 31, 2003 (Unaudited)......................................................................      4

                     Notes to Condensed Consolidated Financial
                       Statements (Unaudited)..........................................................................      5

      Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................................     12

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk........................................     24

      Item 4.        Controls and Procedures...........................................................................     27

PART II.        OTHER INFORMATION

      Item 1.        Legal Proceedings.................................................................................     28

      Item 6.        Exhibits and Reports on Form 8-K..................................................................     31

      SIGNATURES     ..................................................................................................     32

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
                                                                               (Unaudited)
ASSETS
      Cash and due from banks                                                  $      5,421     $      7,433
      Federal funds sold                                                             40,698           15,600
                                                                               ------------     ------------
           Cash and cash equivalents                                                 46,119           23,033

      Interest-bearing deposits in other financial institutions                      12,695            6,048
      Securities available for sale                                                  65,305           84,774
      Federal Home Loan Bank stock                                                    4,601            4,544

      Total loans                                                                   255,021          297,846
           Allowance for loan losses                                                (12,730)         (22,005)
                                                                               ------------     ------------
      Net loans                                                                     242,291          275,841

      Premises and equipment                                                         13,222           13,747
      Other real estate held for sale                                                 3,861            4,356
      Other assets                                                                   12,335           10,196
                                                                               ------------     ------------

           Total assets                                                        $    400,429     $    422,539
                                                                               ============     ============

LIABILITIES AND SHAREHOLDERS' EQUITY
      Liabilities:
           Non-interest-bearing deposits                                       $     24,378     $     26,179
           Interest-bearing deposits                                                262,694          279,615
                                                                               ------------     ------------
                Total deposits                                                      287,072          305,794

      Borrowings                                                                     87,026           87,026
      Subordinated debentures                                                        12,450           12,450
      Other liabilities                                                               4,510            6,569
                                                                               ------------     ------------
           Total liabilities                                                        391,058          411,839

      Shareholders' equity:
           Preferred stock - No par value:
             Authorized 500,000 shares, no shares outstanding                           -0-              -0-
           Common stock - No par value:
             Authorized - 18,000,000 shares
             Issued and outstanding - 7,019,152                                      16,175           16,175
           Accumulated deficit                                                       (8,169)          (6,502)
           Accumulated other comprehensive income                                     1,365            1,027
                                                                               ------------     ------------

                Total shareholders' equity                                            9,371           10,700
                                                                               ------------     ------------

           Total liabilities and shareholders' equity                          $    400,429     $    422,539
                                                                               ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
Interest income:
      Interest and fees on loans:
           Taxable                                                             $      3,796     $      5,641
           Tax-exempt                                                                   319              422
      Interest on securities:
           Taxable                                                                      698              692
           Tax-exempt                                                                    43               66
      Other interest income                                                             120              152
                                                                               ------------     ------------
           Total interest income                                                      4,976            6,973
                                                                               ------------     ------------

Interest expense:
      Deposits                                                                        1,665            2,545
      Borrowings                                                                      1,181            1,199
      Subordinated debentures                                                           119              122
                                                                               ------------     ------------
           Total interest expense                                                     2,965            3,866
                                                                               ------------     ------------

Net interest income                                                                   2,011            3,107
Provision for loan losses                                                               -0-                0
                                                                               ------------     ------------
Net interest income after provision for loan losses                                   2,011            3,107
                                                                               ------------     ------------

Other income:
      Service fees                                                                      293              430
      Net security (losses)                                                             -0-              (23)
      Other loan and lease income                                                         5               27
      Net gains on sale of loans                                                         12               55
      Gain (loss) on sale of property and equipment                                      48              (58)
      Other operating income                                                            353              413
                                                                               ------------     ------------
           Total other income                                                           711              844
                                                                               ------------     ------------

Other expenses:
      Salaries, commissions, and related benefits                                     1,499            1,677
      Furniture and equipment expense                                                   258              366
      Occupancy expense                                                                 347              399
      Data processing                                                                   355              407
      Accounting, legal, and consulting fees                                            406              830
      Loan and deposit expense                                                          493              574
      Telephone                                                                         213              333
      Advertising expense                                                                17               49
      Other                                                                             801              501
                                                                               ------------     ------------
           Total other expenses                                                       4,389            5,136
                                                                               ------------     ------------

Loss before provision for  income taxes                                              (1,667)          (1,185)
Provision for income taxes                                                              -0-              320
                                                                               ------------     ------------

Net (loss)                                                                     $     (1,667)    $     (1,505)
                                                                               ============     ============

Loss per common share:
      Basic                                                                    $       (.24)    $       (.21)
                                                                               ============     ============
      Diluted                                                                  $       (.24)    $       (.21)
                                                                               ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                     Three Months Ended
                                                                                         March 31,
                                                                               -----------------------------
                                                                                   2004             2003
                                                                               ------------     ------------
Balance, beginning of period                                                   $     10,700     $     20,503

Net (loss) for period                                                                (1,667)          (1,505)
Net unrealized gain (loss) on securities
  available for sale                                                                    338             (102)
                                                                               ------------     ------------
      Total comprehensive (loss)                                                     (1,329)          (1,607)

Dividends declared                                                                      -0-              -0-
                                                                               ------------     ------------

Balance, end of period                                                         $      9,371     $     18,896
                                                                               ============     ============

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                    Three Months Ended
                                                                                                        March 31,
                                                                                              -----------------------------
                                                                                                  2004             2003
                                                                                              ------------     ------------
Increase (decrease) in cash and cash equivalents:

      Cash flows from operating activities:
           Net (loss)                                                                         $     (1,667)    $     (1,505)
           Adjustments to reconcile net income (loss) to
             net cash provided by (used in) operating activities:
                Depreciation and amortization                                                          456              578
                Provision for impairment of other real estate held for sale                             15              -0-
                Provision for impairment of bank premises and equipment                                193              -0-
                Loss on sales of securities                                                            -0-               23
                (Gain) loss on sale of premises, equipment, and other real estate                       24              (19)
                Change in other assets                                                              (2,199)             836
                Change in other liabilities                                                         (2,059)             320
                                                                                              ------------     ------------
      Net cash provided by (used in) operating activities                                           (5,237)             233
                                                                                              ------------     ------------

      Cash flows from investing activities:
           Net increase in interest-bearing deposits in other financial institutions                (6,647)              (6)
           Purchase of securities available for sale                                                (5,000)             -0-
           Purchase of Federal Home Loan Bank stock                                                    (57)             -0-
           Proceeds from sales of securities available for sale                                        -0-            2,978
           Proceeds from maturities, calls, or paydowns of securities available for sale            24,713            2,267
           Net decrease in loans                                                                    33,236           39,768
           Purchase of premises and equipment                                                          (19)             (19)
           Proceeds from sale of premises, equipment, and other real estate                            819            2,076
                                                                                              ------------     ------------
      Net cash provided by investing activities                                                     47,045           47,064
                                                                                              ------------     ------------

      Cash flows from financing activities:
           Net decrease in deposits                                                                (18,722)         (42,251)
                                                                                              ------------     ------------

           Net cash used in financing activities                                                   (18,722)         (42,251)
                                                                                              ------------     ------------

Net change in cash and cash equivalents                                                             23,086            5,046
Cash and cash equivalents at beginning of period                                                    23,033           43,792
                                                                                              ------------     ------------

Cash and cash equivalents at end of period                                                    $     46,119     $     48,838
                                                                                              ============     ============

Supplemental cash flow information:

Cash paid (refunded) for:
      Interest                                                                                $      2,973     $      4,140
      Income taxes                                                                                     -0-             (500)

Transfers of foreclosures from loans to other real estate held for sale                                314            1,810

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the three months ended March 31, 2003. There were no options granted in 2004.

                                                  March 31,
                                                    2003
                                                  ---------
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

      The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the three months ended March 31, 2004 and the year ended December 31, 2003 as follows (dollars in thousands, except per share data):

                                                                                 March 31,        March 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Net loss:

  As reported                                                                  $     (1,667)    $     (1,505)
  Total stock-based compensation expense
    determined under fair value-based method,
    net of tax                                                                          -0-              (14)
                                                                               ------------     ------------

  Pro forma                                                                    $     (1,667)    $     (1,519)
                                                                               ============     ============

Loss per share - Basic:

  As reported                                                                  $       (.24)    $       (.21)
                                                                               ============     ============

  Pro forma                                                                    $       (.24)    $       (.22)
                                                                               ============     ============

Loss per share - Diluted:

  As reported                                                                  $       (.24)    $       (.21)
                                                                               ============     ============

  Pro forma                                                                    $       (.24)    $       (.22)
                                                                               ============     ============

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

      The following shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2004 and 2003 (dollars in thousands, except per share data):

                                                                                        Three Months
                                                                                       Ended March 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Basic (loss) per common share:
   Net (loss)                                                                  $     (1,667)    $     (1,505)
                                                                               ============     ============
   Weighted average common shares outstanding                                         7,019            7,019
                                                                               ============     ============

     Basic (loss) per common share                                             $       (.24)    $       (.21)
                                                                               ============     ============

Diluted (loss) per common share:
   Net (loss)                                                                  $     (1,667)    $     (1,505)
                                                                               ============     ============

   Weighted average common shares outstanding
     for basic (loss) per common share                                                7,019            7,019
   Add:  Dilutive effect of assumed exercise
     of stock options                                                                   -0-              -0-
   Add:  Dilutive effect of directors' deferred stock
     compensation                                                                       -0-              -0-
                                                                               ------------     ------------
     Average shares and dilutive potential common shares                              7,019            7,019
                                                                               ============     ============

        Diluted (loss) per common share                                        $       (.24)    $       (.21)
                                                                               ============     ============

4.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2004 and December 31, 2003, are as follows (dollars in thousands):

                                                        March 31, 2004                 December 31, 2003
                                                 ----------------------------    ----------------------------
                                                  Amortized       Estimated        Amortized      Estimated
                                                     Cost         Fair Value         Cost         Fair Value
                                                 ------------    ------------    ------------    ------------
U S Agencies                                     $     21,021    $     21,241    $     36,017    $     36,225
Obligations of states and political
  subdivisions                                          3,772           4,212           3,772           4,105
Corporate securities                                      666             708             666             708
Mortgage-related securities                            38,481          39,144          43,292          43,736
                                                 ------------    ------------    ------------    ------------

   Total securities available for sale           $     63,940    $     65,305    $     83,747    $     84,774
                                                 ============    ============    ============    ============

      The amortized cost and estimated fair value of investment securities pledged to treasury deposits and borrowings were $50,315,000 and $50,502,000, respectively, at March 31, 2004.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    LOANS

      The composition of loans at March 31, 2004 and December 31, 2003 is as follows (dollars in thousands):

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Commercial real estate                                                         $     35,117     $     39,571
Commercial, financial, and agricultural                                             170,180          203,393
One- to four-family residential real estate                                          46,221           51,120
Consumer                                                                              2,867            3,195
Construction                                                                            636              567
                                                                               ------------     ------------

   Total loans                                                                 $    255,021     $    297,846
                                                                               ============     ============

      An analysis of the allowance for loan losses for the three months ended March 31, 2004, and 2003 (dollars in thousands) is as follows:

                                                                                 March 31,        March 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Balance at beginning of period                                                 $     22,005     $     24,908
Provision for loan losses                                                               -0-              -0-
Recoveries on loans                                                                     113              137
Loans charged off                                                                    (9,388)          (1,713)
                                                                               ------------     ------------

   Balance at end of period                                                    $     12,730     $     23,332
                                                                               ============     ============

      The allowance for loan losses was significantly impacted by loan charge offs in the first quarter of 2004. The Corporation completed the sale of $25.2 million of loans, primarily nonperforming, during the first quarter of 2004 which resulted in a previously allocated specific reserve on these loans being recognized as a charge off. This specific reserve charge off amounted to $7.4 million.

      The aggregate amount of nonperforming residential and consumer loans was approximately $523,000 and $2,047,000 at March 31, 2004 and December 31, 2003, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the three months ended March 31, 2004 and 2003. The nonperforming commercial loans are reflected in the information regarding impaired loans.

      Information regarding impaired loans as of March 31, 2004 and December 31, 2003 is as follows (dollars in thousands):

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Total impaired loans                                                           $     22,246     $     43,827
Impaired loans with a valuation allowance                                            14,478           39,993
Impaired loans on nonaccrual                                                         17,774           36,646
Valuation allowance related to impaired loans                                         3,069            7,648

      The average investment in impaired loans was approximately $33.0 million and $46.7 million for the three-months ended March 31, 2004 and the year ended December 31, 2003, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    LOANS (CONTINUED)

      The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below is as follows (dollars in thousands):

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Loans outstanding beginning of period                                          $      6,514     $     10,987
New loans                                                                               -0-              -0-
Net activity on revolving lines of credit                                               -0-           (4,480)
Repayment                                                                              (166)              98
Decrease related to retired executive officers and directors                            -0-              (91)
                                                                               ------------     ------------

   Loans outstanding end of period                                             $      6,348     $      6,514
                                                                               ============     ============

      There were no loans to related-parties classified substandard at March 31, 2004 and December 31, 2003, respectively.

6.    BORROWINGS

      Borrowings consist of the following at March 31, 2004 and December 31, 2003 (dollars in thousands):

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
        Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59%
           with maturities from less than one year to seven years              $     85,475     $     85,475

        Farmers Home Administration, fixed rate note payable, maturing August
           24, 2024, interest payable at 1%                                           1,551            1,551
                                                                               ------------     ------------

                                                                               $     87,026     $     87,026
                                                                               ============     ============

      The Federal Home Loan Bank borrowings are collateralized at March 31, 2004, by the following: a collateral agreement on the Corporation's one- to four-family residential real estate loans with a book value of approximately $37,156,000; commercial real estate leases with a book value of approximately $21,163,000; U.S. government agency and mortgage-backed securities with an amortized cost and estimated fair value of $48,480,543 and $49,281,240, respectively; an interest-bearing deposit in the amount of $12,695,491; and Federal Home Loan Bank stock owned by the Bank totaling $4,600,800. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2004.

      The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $711,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, an assignment of a demand deposit account in the amount of $987,000, and guaranteed by the Corporation.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    STOCK OPTION PLANS

      A summary of stock option transactions for the three months ended March 31, 2004 and the year ended December 31, 2003, is as follows:

                                                                                      Number of Shares
                                                                               -----------------------------
                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Outstanding shares at beginning of year                                             549,732          772,397
Granted during the period                                                               -0-           50,000
Expired during the period                                                            (5,400)        (272,665)
                                                                               ------------     ------------

Outstanding shares at end of period                                                 544,332          549,732
                                                                               ============     ============

Weighted average exercise price per share
  at end of period                                                             $      14.03     $      13.94
                                                                               ============     ============

Shares available for grant at end of period                                         363,638          358,238
                                                                               ============     ============

      Options granted in 2003 were granted at a price of $2.95 per share. These same options expired in 2003 as a result of the grantee's resignation. Under these plans, options expire ten years after the date of grant.

      Following is a summary of the options outstanding and exercisable at March 31, 2004:

                                  Weighted
                                  Average        Weighted
                                 Remaining        Average
   Exercise                     Contractual      Exercise
  Price Range       Number      Life-Years         Price
---------------  -----------   -------------   ------------
 $7.80 - $12.00      254,800            4.81   $       9.23
$15.00 - $20.33      289,532            3.76          18.25
                 -----------   -------------   ------------

                     544,332            4.25   $      14.03
                 ===========   =============   ============

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

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Commitments to extend credit:
   Fixed rate                                                                  $        887     $      3,870
   Variable rate                                                                      6,014           73,651
Standby letters of credit - Variable rate                                            14,557           14,498
Credit card commitments - Fixed rate                                                  3,355            3,381
                                                                               ------------     ------------

                                                                               $     24,813     $     95,400
                                                                               ============     ============

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

      Contingencies

      In the normal course of business, the Corporation is involved in various legal proceedings. For expanded discussion on the Corporation's legal proceedings, see Part II, Item 1, "Legal Proceedings" in this report.

      Concentration of Credit Risk

      The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $54.4 million, or 26.4%, of the commercial loan portfolio at March 31, 2004. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

The following discussion and analysis of financial condition and results of operations provides additional information to assess the condensed consolidated financial statements of the Corporation and its subsidiaries through the first quarter of 2004. The discussion should be read in conjunction with those statements and their accompanying notes.

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

      - Impact of restrictions related to the trust preferred securities issued by the Corporation's subsidiary;

      -     Liquidity of the parent company of the Corporation;

      -     Difficulties in raising capital on acceptable terms;

      -     Impact of continued operating losses;

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

      - The costs and effects of existing and future litigation and of adverse outcomes in such litigation.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report and Form 10-K for the year-ended December 31, 2003. Throughout this discussion, the term "Bank" refers to North Country Bank and Trust, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

In March 2003, the Bank entered into a formal Cease and Desist Order (the "Order") under Federal and State banking laws. As a result of this Order, the Bank initiated significant management and operational changes along with balance sheet strategies to comply with the Order. The Bank experienced substantial adverse publicity as a result of the public notice of this Order and from the reported financial condition of the Bank. This negative publicity resulted in substantial deposit runoff. The Bank also incurred an inordinate amount of legal and accounting fees, along with consulting costs during 2003 in its attempt to address the financial and operational deficiencies which led to the issuance of the Order. The Order is discussed in more detail in the Consolidated Notes to the Financial Statements and later in Management's Discussion.

Year-to-date consolidated net loss was $1.7 million through March 31, 2004, compared to net loss of $1.5 million for the same period in 2003. Basic loss per share was $.24 for the three months ended March 31, 2004, compared to a loss of $.21 for the same period in 2003. There was no provision for loan losses for the three months ended March 31, 2004 and March 31, 2003. Total assets declined $22.1 million from December 31, 2003 to March 31, 2004. The loan portfolio declined $42.8 million in the first quarter of 2004, from December 31, 2003 balances of $297.8 million. Deposits have declined $18.7 million since December 31, 2003.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $23.1 million through the first quarter of 2004. This was due to an increased need to maintain liquidity, the need to fund pending branch sales and deposit maturities. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $19.5 million, or 23.0%, from December 31, 2003 to March 31, 2004, with the balance on March 31, 2004, totaling $65.3 million. The decrease during the first quarter was due to a combination of maturities, calls and paydowns of agencies and mortgage related securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2004, investment securities with an estimated fair value of $50.3 million were pledged.

LOANS

Through the first quarter of 2004, loan balances decreased by $42.8 million, or 14.4% from December 31, 2003 balances of $297.8 million. As planned, the Bank continues to decrease certain segments of its loan portfolio through tightened underwriting and credit practices and controls. The Bank completed the sale of $25.2 million of loans on March 31, 2004. This sale was composed of primarily non-performing loans and resulted in a reduction in non-accrual loans of $17.5 million and a total reduction in non-performing loans of $18.5 million. This loan sale also reduced concentration exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, most segments of the loan portfolio

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

declined in the first quarter of 2004. Management intends to increase lending activities in its market and for mortgage, consumer and commercial loan products while concentrating on loan quality, industry concentration issues and competitive pricing.

Following is a summary of the loan portfolio at March 31, 2004 and December 31, 2003 (dollars in thousands):

                                                   March 31,      Percent of      December 31,     Percent of
                                                     2004            Total            2003            Total
                                                 ------------    ------------     ------------    ------------
Commercial real estate                           $     35,117            13.8%    $     39,571            13.3%
Commercial, financial, and agricultural               170,180            66.7          203,393            68.3
1-4 family residential real estate                     46,221            18.1           51,120            17.1
Consumer                                                2,867             1.1            3,195             1.1
Construction                                              636             0.3              567             0.2
                                                 ------------    ------------     ------------    ------------

Total loans                                      $    255,021           100.0%    $    297,846           100.0%
                                                 ============    ============     ============    ============

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2004 and December 31, 2003 (dollars in thousands):

                                      March 31, 2004                         December 31, 2003
                          --------------------------------------  --------------------------------------
                                       Percent of   Percent of                 Percent of   Percent of
                          Outstandint  Commercial  Shareholders'  Outstanding  Commercial  Shareholders'
                            Balance       Loans        Equity       Balance       Loans       Equity
                          -----------  ----------  -------------  -----------  ----------  -------------
Hospitality and tourism   $    54,418       26.4%         580.7%  $    76,131       31.3%         711.5%
Gaming                         20,746       10.1          221.4%       22,317        9.2          208.6%
Petroleum                       5,331        2.6           56.9%        8,770        3.6           82.0%
Forestry                        1,300        0.6           13.9%        1,911        0.8           17.9%
Other                         123,502       60.3         1317.9%      133,835       55.1         1250.8%
                          -----------  ---------   ------------   -----------  ---------   ------------
  Total Commercial Loans  $   205,297      100.0%                 $   242,964        100%
                          ===========  =========                  ===========  =========

Management has made considerable progress in reducing concentrations of hospitality and tourism loans, which reduced exposure to this economic segment and lowered overall loan portfolio risk. Management expects further reductions in concentrations of hospitality and tourism loans through a combination of new loans in other industries and paydowns and maturities of current portfolio loans in this sector.

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At March 31, 2004, the allowance for loan losses decreased to 4.99% of total loans outstanding from 7.39% at December 31, 2003.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding increased to 3.21% from 1.50% for the three months ended March 31, 2004 and 2003, respectively. Net charge-offs for the three-month period ended March 31, 2004 were $9,275,000 compared to $2,903,000 for the same period in 2003. Charge offs during the first quarter of 2004 include $7.4 million of charge offs incurred as a result of the sale of $25.2 million of primarily non-performing loans. The sale of these non-performing loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

recognize a provision for loan losses for the three months ended March 31, 2004, and March 31, 2003. There were no new significant problem loans or loan downgrades identified during the first quarter of 2004.

The table below shows period end balances of non-performing assets (dollars in thousands):

                                                  March 31,     December 31,
                                                    2004            2003
                                                ------------    ------------
NONPERFORMING ASSETS:
Nonaccrual Loans                                $     18,297    $     38,660
Loans past due 90 days or more                           736             241
Restructured Loans                                        48           7,181
                                                ------------    ------------
  Total nonperforming loans                           19,081          46,082
Other real estate owned                                3,861           4,356
                                                ------------    ------------
  Total nonperforming assets                    $     22,942    $     50,438
                                                ============    ============
Nonperforming loans as a % of loans                     7.48%          15.47%
                                                ------------    ------------
Nonperforming assets as a % of assets                   5.73%          11.94%
                                                ------------    ------------
RESERVE FOR LOAN LOSSES:
At period end                                   $     12,730    $     22,005
                                                ------------    ------------
As a % of loans                                         4.99%           7.39%
                                                ------------    ------------
As a % of nonperforming loans                          66.72%          47.75%
                                                ------------    ------------
As a % of nonaccrual loans                             69.57%          56.92%
                                                ============    ============

Following is the allocation of the allowance for loan losses as of March 31, 2004 and December 31, 2003 (dollars in thousands):

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Commercial financial and agricultural loans                                    $      6,120     $     11,222
One-to-four family residential real estate loans                                        143              280
Reserve allocation based upon historical loss rate                                    3,210              N/A
Specific reserve on loans sold in first quarter of 2004                                 -0-            7,425
Unallocated                                                                           6,467            3,078
                                                                               ------------     ------------
Totals                                                                         $     15,940     $     22,005
                                                                               ============     ============

The following ratios assist management in the determination of the Corporation's credit quality:

                                                                                 March 31,      December 31,
                                                                                   2004             2003
                                                                               ------------     ------------
Allowance to total loans                                                               4.99%            7.39%
Average loans, outstanding, for the quarter and year, respectively             $    288,548     $    361,144
Net charge-offs to average outstanding loans                                           3.21%            0.80%
Nonperforming loans to gross loans                                                     7.48%           15.47%

Total nonperforming loans decreased $27.0 million since December 31, 2003, after the net charge-offs of $9.3 million which have been recognized through March 31, 2004. Contributing to the significant reduction in non-performing loans was the sale of $25.2 million in loans of which $18.5 million were non-performing.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management intensified the review of the Corporation's loans, related collateral evaluations, and the overall lending process during 2003. The Corporation also utilized a loan review consultant, in 2003, to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2004.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the first quarter of 2004 (dollars in thousands):

Balance at December 31, 2003                                         $ 4,356
Other real estate transferred from loans                                 314
Other real estate sold/written down                                     (809)
                                                                     -------

Balance at March 31, 2004                                            $ 3,861
                                                                     =======

During the first three months of 2004, the Corporation received real estate in lieu of loan payments of $.314 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had a reduction in deposits in the first quarter of 2004. Total deposits decreased by $18.7 million, or 6.1%, in the first quarter of 2004. Due to the reduction in the loan portfolio, management was able over the last twelve months to reduce its reliance on brokered and noncore certificates of deposits over $100,000. Brokered deposits decreased by $20 million during the first quarter of 2004 to $10 million at March 31, 2004, while certificates of deposit over $100,000 showed a slight increase of $.3 million during the first quarter of 2004 to $18.9 million at March 31, 2004. The Corporation's other deposit categories increased by $1.0 million in the first quarter of 2004.

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings have remained the same from December 31, 2003 to March 31, 2004, at $87.0 million of which $85.5 million of the total borrowings were from the Federal Home Loan Bank of Indianapolis (FHLB). The FHLB borrowings carry fixed interest rates and stated maturities ranging through 2011. Fixed rate borrowings totaling $80 million are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management does not anticipate increasing the FHLB borrowings in the near future.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS(Continued)

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $1.3 million from December 31, 2003 to March 31, 2004. The decrease is comprised of a net loss of $1.7 million and an increase in the net unrealized gain on securities of $338,000. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors to include satisfaction of requirements in the Order.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended March 31, 2004, decreased by $1.1 million, or 35.3% compared to the same period one year ago. The decrease in loan volume offset by the decrease in deposit volume during the past twelve months, combined with the impact of nonaccrual loans, and a continued low interest rate environment have resulted in the decline in net interest income.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses for the quarter ended March 31, 2004 and March 31, 2003. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses.

OTHER INCOME

Other income decreased by $133,000 for the quarter ended March 31, 2004, compared to the quarter ended March 31, 2003. Service fees decreased $137,000, while loan and lease income declined $22,000. The decline in service fees is primarily due to the significant decline in deposits from March 31, 2003 to March 31, 2004. Other non-interest income was positively impacted in the first quarter of 2004 from a gain of $258,000 on the sale of a limited partnership interest.

The following table details noninterest income for the three months ended March 31, 2004 and March 31, 2003 (dollars in thousands):

                                                            For the three months ended
                                                                     March 31,             % Increase (Decrease)
                                                               2004            2003             2004-2003
                                                           ------------    ------------    ---------------------
Service fees                                               $        293    $        430              (31.86)
Loan and lease fee income                                             5              27              (81.48)
Gain on sale of loans                                                12              55              (78.18)
Gain (loss) on sale of property and equipment                        48             (58)             182.76
Other non interest income                                           353             413              (14.53)
                                                           ------------    ------------        ------------
        Subtotal                                                    711             867              (17.99)
                                                           ------------    ------------        ------------
Net Securities gains (losses)                                         0             (23)             100.00
                                                           ------------    ------------        ------------
        Total noninterest income                           $        711    $        844              (15.76)
                                                           ============    ============        ============

OTHER EXPENSES

Other expenses decreased $747,000 for the quarter ended March 31, 2004, compared to the same period in 2003. Salaries, commissions, and related benefits decreased by $178,000 during the first quarter of 2004 compared to the first quarter of 2003. During the first quarter of 2004, the Corporation recognized the cost of the planned closing of five branch offices. The total cost associated with these branch office closings is approximately $500,000 of which $266,000 was recognized in the first quarter of 2004 and is included in other operating expenses. The remaining cost will be expensed prior to the branch closings. The Corporation has taken action, since the fall of 2003, to

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

reduce reliance on external accounting and consulting services. The Corporation has also reduced costs in most other areas of expense. These expense reductions are expected to continue as a result of lower costs associated with non-performing assets and less overhead due to the previously discussed branch closings.

The following table details noninterest expense for the three months ended March 31, 2004 and March 31, 2003 (dollars in thousands):

                                         For the three months ended
                                                 March 31,               % Increase (Decrease)
                                          2004                 2003              2003-2002
                                         -------             -------     ---------------------
Salaries and Employee Benefits           $ 1,499             $ 1,677                    (10.61)
Furniture and Equipment Expense              258                 366                    (29.51)
Occupancy Expense                            347                 399                    (13.03)
Data Processing Expense                      355                 407                    (12.78)
Accounting, legal and consulting fees        406                 830                    (51.08)
Loan and Deposit Expense                     493                 574                    (14.11)
Telephone expense                            213                 333                    (36.04)
Advertising Expense                           17                  49                    (65.31)
Other Operating Expenses                     801                 501                     59.88
                                         -------             -------     ---------------------
   Total noninterest expense             $ 4,389             $ 5,136                    (14.54)
                                         =======             =======     =====================

FEDERAL INCOME TAXES

The income tax provision of $320,000 for the quarter ended March 31, 2003 was the result of an addition to the valuation allowance provided against the deferred tax asset. This provision increases the valuation allowance to $7.3 million at March 31, 2003, from $7 million at December 31, 2002. The Corporation's current year net losses are currently anticipated to more likely than not expire prior to their utilization; therefore, no tax credit is being recorded in anticipation of a future tax benefit from the use of loss carryovers.

LIQUIDITY

As a result of the Corporation's 2003 annual and first quarter 2004 results, and the constraints of the Order, sources of liquidity, such as lines of credit from correspondent banks, borrowings from the Federal Home Loan Bank, brokered deposits, and the issuance of stock, which were historically available, are currently not short-term sources of liquidity. The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2004 are discussed below.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. As a result of the Order, and the restrictions placed upon the Bank as it relates to payment of dividends, the parent company of the Corporation faces a short-term liquidity crisis. Early in the second quarter, the parent company addressed the immediate cash needs of day-to-day operations and payment of legal and professional costs by borrowing $150,000 in total, from members of its board of directors. The terms of these borrowings, considering the financial condition of the Corporation, were favorable as compared to prevailing borrowing opportunities offered elsewhere. The Corporation is exploring additional areas for cash infusion into the parent company, including the sale of stock or the investment in the Corporation by a third party.

During the first quarter of 2004, the Corporation increased cash and cash equivalents by $23.1 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from cash provided by investing activities. In the first quarter of 2004, the Corporation funded the reduction of deposits of $18.7 million primarily through the balance sheet reductions of loans, $33.2 million, and investments, $19.5 million. These asset reductions allowed the Corporation to increase liquidity $23.1 million which will provide the necessary funding for branch sales later in the year, along with near-term maturities of brokered and other time deposits.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)



It is anticipated that during the remainder of 2004, cash generated from decreases in certain segments of the loan portfolio will be reinvested in securities and local market loans, and deposits generated locally will replace a portion of the Internet and brokered deposits.

As of March 31, 2004, the Corporation has suspended seven quarterly payments of interest on its subordinated debentures that fund quarterly distributions on the trust preferred securities issued by its trust subsidiary, North Country Capital Trust. The debenture agreement allows for suspension of payments for up to 20 quarterly payments.

The Corporation's liquidity plan for 2004 includes strategies to increase core deposits in the Corporation's local markets. New products and advertising commenced in 2004, with a goal of increasing core deposits to reduce the dependency on noncore deposits. The Corporation's liquidity plan for 2004 calls for augmenting local deposit growth efforts with Internet CD funding to the extent necessary. There is no assurance that Internet CDs will be available in adequate amounts or at economically feasible pricing.

During the fourth quarter of 2002, the unsecured lines of credit the Corporation had with two correspondent banks were closed by those banks. In the first quarter of 2003, the Corporation established a secondary borrowing arrangement collateralized by loans.

CAPITAL AND REGULATORY

During the first quarter of 2004, capital decreased by $1.3 million, as a result of the net loss of $1.7 million and the increase in the unrealized gain on securities available for sale of $338,000. This compares to a decrease in capital during the same period in the previous year of $1.6 million, resulting primarily from a net loss, and changes in the unrealized gain on securities available for sale.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2004, the Corporation, and as of December 31, 2003, the Corporation and the Bank, were undercapitalized. See discussions on the following pages of the regulatory requirements and the Corporation's plans for increasing its capital ratios.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following table details sources of capital for the periods indicated.

                                                 March 31,         December 31,
                                                   2004                2003
                                             ----------------   ----------------
CAPITAL STRUCTURE
Long-term debt (1)                           $         12,450   $         12,450
Shareholders' equity                                    9,371             10,700
                                             ----------------   ----------------
Total capitalization                         $         21,821   $         23,150
                                             ----------------   ----------------
Tangible capital                             $         20,324   $         21,557
                                             ----------------   ----------------
INTANGIBLE ASSETS
   Core deposit premium                      $            978   $          1,067
   Other identifiable intangibles                         519                526
                                             ----------------   ----------------
Total intangibles                            $          1,497   $          1,593
                                             ----------------   ----------------
RISK-BASED CAPITAL
Tier I capital:
   Shareholders' equity                      $          9,371   $         10,700
Net unrealized (gains) on
  available for sale securities                        (1,366)            (1,027)
   Minority interest                                    2,264              2,785
   Less: intangibles                                   (1,497)            (1,593)
                                             ----------------   ----------------
     Total Tier I capital                    $          8,772   $         10,865
                                             ----------------   ----------------
Tier II Capital:
   Allowable reserve for loan losses         $          3,495   $          4,016
   Qualifying long-term debt                            5,277              6,849
                                             ----------------   ----------------
     Total Tier II capital                              8,772             10,865
                                             ----------------   ----------------
     Total capital                           $         17,544   $         21,730
                                             ================   ================
Risk-adjusted assets                         $        270,403   $        303,284
                                             ================   ================
Capital ratios:
   Tier I Capital to risk weighted assets                3.24%              3.58%
   Total Capital to risk weighted assets                 6.49%              7.16%
   Tier I Capital to average assets                      2.13%              2.48%

(1) Long term debt in the Corporation's subordinated debentures.

Regulatory capital is not the same as shareholders' equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                               Tier I          Tier I              Total
                                                             Capital to      Capital to         Capital to
                                                               Average      Risk-Weighted      Risk-Weighted
                                                               Assets          Assets             Assets
                                                             ----------     -------------      -------------
Regulatory minimum for capital adequacy purposes                    4.0%              4.0%               8.0%

The Corporation:
    March 31, 2004                                                  2.1%              3.2%               6.5%
    December 31, 2003                                               2.5%              3.6%               7.2%

The Bank:
    March 31, 2004                                                  4.8%              7.3%               8.6%
    December 31, 2003                                               4.8%              6.9%               8.3%

The capital levels show inclusion of capital debentures, issued in May 1999, subject to certain limitations. Federal Reserve guidelines limit the amount of capital debentures which can be included in Tier I capital to 25% of total Tier I capital. As of March 31, 2004 and December 31, 2003, $2,193,000 and $2,785,000, respectively, of the $12,450,000 of capital debentures were available as Tier I capital of the Corporation.

In October, 2001, the Bank was notified by the FDIC that it is a "troubled institution" within the meaning of FDIC regulations. As a troubled institution, the Bank is required to notify the FDIC 30 days prior to the addition or replacement of a Board member and the employment or changes in responsibilities of a senior executive officer.

In September, 2002, a regularly-scheduled safety and soundness examination of the Bank was conducted by its principal regulators, the Michigan Office of Financial and Insurance Services ("OFIS") and the FDIC. During the course of that examination, the FDIC, the OFIS, and the Federal Reserve Bank of Chicago ("FRB") requested that the Corporation and the Bank take certain actions, including suspending the payment of dividends and conserving the liquidity of the Corporation.

In response to the concerns expressed by the regulators, the Board of Directors of the Corporation and the Bank adopted resolutions providing for prior regulatory approval of the declaration or payment of any dividend by the Corporation or the Bank, and suspension of interest payments by the Corporation in connection with its trust preferred securities. The agreements relating to the trust preferred securities allow for the suspension of payments for up to 20 quarters. Therefore, the suspension of the interest payments does not violate the agreement. However, while interest payments are suspended, no dividends can be paid on the Corporation's common stock, and certain other restrictions apply. These other restrictions include a prohibition on the sale of assets except in the ordinary course of business or in immaterial amounts. Those restrictions may adversely impact the ability of the Corporation and the Bank to take certain restructuring steps unless waivers can be obtained from the holders of the trust preferred securities. There can be no assurance that such waivers will be given.

Following the completion of the 2002 regularly-scheduled safety and soundness examination of the Bank by the FDIC and the OFIS, and the Bank's receipt of the related Joint Report of Examination ("Report"), the FDIC and the OFIS, with the consent of the Bank, on March 26, 2003, entered a formal Cease and Desist Order (the "Order") under Federal and State banking laws. The Order was reported on the Corporation's Form 8-K filed on April 9, 2003 and is available on the FDIC website www.FDIC.Gov. The Order became effective on April 5, 2003, and will remain in effect until modified or terminated by action of the FDIC and the OFIS. The Order identified deficiencies in the Bank's policies and procedures, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Order also requires the Bank to maintain specified capital ratios during the life of the Order.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The Order requires the Bank and its directors to take specific steps, within time periods specified in the Order, to address the operational deficiencies, including certain violations of law and regulations, identified by the FDIC and the OFIS in the Order and the Report. Among other things, the Bank must establish, and submit to the FDIC and the OFIS for comment, written plans (i) to reduce the Bank's risk position with respect to certain classified loans identified in the Report or any subsequent Report of Examination during the life of the Order, (ii) to reduce identified loan concentrations, (iii) to reduce and collect delinquent loans, (iv) to eliminate the classified amounts of loans to directors, executive officers, principal shareholders of the Bank and their respective related interests, (v) to address the Bank's relationship of volatile liabilities to temporary investments, rate sensitivity objectives, and asset/liability management, (vi) setting forth the Bank's strategic plan, including financial goals and strategies to maintain adequate capital and liquidity, to reduce problem loans, and to attract and keep qualified management, (vii) covering the policies and procedures for review and approval of reimbursement of customer entertainment and business development expenses of the Bank's directors, officers and employees, (viii) for a realistic budget for calendar year 2003 and each subsequent year during the life of the Order, including strategies to improve the Bank's net interest margin, (ix) to reduce the Bank's portfolio of other real estate owned as a result of foreclosure or surrender of collateral for loans, and (x) to address procedures for the directors to monitor, and management to implement, the requirements of the Order.

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

Addressing the requirements of the Order, carrying out the objectives of the strategic plan, and attempting to return the Corporation to profitability required the strengthening of the executive management team. During 2003, the Corporation added management with experience in turnaround situations, loan portfolio, credit and problem loan administration, and financial management expertise commensurate with the issues the Corporation must address. The addition of management may increase expense in the short term. However, the additional management expertise is expected to help the Corporation resolve many of its issues more quickly, and improve customer service and financial performance.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The Corporation has attempted to address each of the matters identified in the Order. Progress in correcting administrative and management deficiencies has been made. The Bank has adopted new policies for liquidity, investment and asset liability management. In regards to its lending functions, practices related to credit underwriting, credit administration and problem loan management were revamped and current practices and procedures are believed to be operating within the requirements of the Order. Most of the above changes were initiated by a new management team, which was put in place, as a requirement of the Order, during the second half of 2003. Although improvements have been made and continue to be made from the actions initiated by this new management team in a relatively short time frame, completion of certain matters noted in the Order will require further actions by the Corporation and the Bank.

Since the entry of the Order, and as of March 31, 2004, the Bank has not been in compliance with the minimum capital ratios specified in the Order. There can be no assurance that the Corporation can take steps in the time limits prescribed by the Order to restore the Bank's capital ratios to the required levels and has not done so as of the date of this report. Noncompliance with the minimum capital requirements and/or other requirements of the Order may impact the ability of the Corporation and the Bank to remain as ongoing operating entities.

SUBSEQUENT EVENTS

Subsequent to the end of the quarter, the Corporation announced the sale of three additional branch locations with total deposits of approximately $13 million. The Corporation expects to consummate the sale of these three branch offices in the third quarter of 2004. The Corporation also closed five branch offices early in May. The Corporation recognized the costs associated with these branch closings as a charge to other operating expense prior to the closing. The costs included write-offs of leasehold improvements and the costs of lease abandonment and totaled approximately $500,000. The Corporation anticipates future operating expense reductions as a result of the closing of these five non-profitable locations. The closing of these offices was previously announced.

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

The Corporation also has $65.3 million of securities, of which $38.5 million are mortgage-backed securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is the Corporation's repricing opportunities at March 31, 2004 (dollars in thousands):

                                                     1-90           91 - 365          2-5           Over 5
                                                     Days            Days            Years           Years          Total
                                                 -------------   -------------   -------------   ------------   -------------
Interest-earning assets:
  Loans                                          $     131,470   $      11,988   $      51,610   $     59,953   $     255,021
  Securities (1)                                         5,866              67          22,679         41,294          69,906
  Other                                                 53,393             -0-             -0-            -0-          53,393
                                                 -------------   -------------   -------------   ------------   -------------

  Total interest-earning assets                        190,729          12,055          74,289        101,247         378,320
                                                 -------------   -------------   -------------   ------------   -------------
  Interest-bearing obligations:
  Savings deposits                                      87,018             -0-             -0-            -0-          87,018
  Time deposits                                         49,534          57,623          67,770            738         175,665
  Borrowings                                               176           2,551          14,299         70,000          87,026
  Subordinated debentures                               12,450             -0-             -0-            -0-          12,450
                                                 -------------   -------------   -------------   ------------   -------------

  Total interest-bearing obligations                   149,178          60,174          82,069         70,738         362,159
                                                 -------------   -------------   -------------   ------------   -------------

Gap                                              $      41,551   $     (48,119)  $      (7,780)  $     30,509   $      16,161
                                                 =============   =============   =============   ============   =============

Cumulative gap                                   $      41,551   $      (6,568)  $     (14,348)  $     16,161
                                                 =============   =============   =============   ============

(1) Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2004, the Corporation had a cumulative liability sensitivity gap position of $6.6 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could be reduced. Conversely, if market interest rates continue to decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

At December 31, 2003, the Corporation had a cumulative asset sensitivity gap position of $37.5 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn more net interest income. Conversely, if market interest rates continued to decrease over a twelve-month period, the December 31, 2003, gap position suggested the Corporation's net interest income would decrease.

The change in the gap position from December 31, 2003 to March 31, 2004 is a result of the decreases experienced in the loans and deposits with a greater dollar amount of the loan portfolio reductions in the one-year time frame than the deposit reductions. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of March 31, 2004, the Corporation had excess Canadian assets of $1.7 million (or $1.3 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                         ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2004, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective as of March 31, 2004.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank are subject to the Order referred to below, and the litigation and arbitration described below. Information regarding the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in this report, and is incorporated here by reference. The litigation and arbitration that is not routine and incidental to the business of banking is described below. The same litigation and arbitration was previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

Securities Litigation

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

On September 2, 2003, pursuant to 15 U.S.C. Section 78-u-4(a)(3)(B), plaintiff Charles Lanctot filed a motion requesting the Court to consolidate the two securities class action cases (Lanctot and Rosen) under the caption In re North Country Financial Corporation Securities Litigation, to appoint him as "Lead Plaintiff" in the consolidated cases, and to approve the selection of his counsel as "Lead Plaintiff's Counsel." In an Order dated September 29, 2003, the Court among other things consolidated the Lanctot and Rosen actions, designated Charles D. Lanctot and John F. Stevens as "Lead Plaintiffs," and designated "Co-Lead Counsel" and "Liaison Counsel" for the class.

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

                       NORTH COUNTRY FINANCIAL CORPORATION

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

On January 23, 2004, the Corporation and the other defendants filed their Joint Motion to Dismiss the Corrected Consolidated Amended Class Action Complaint, principally based on the ground that plaintiffs have not adequately plead that the Corporation, through its officers and directors, acted with the intent to defraud the investing public under the standard articulated in Helwig v. Vencor, Inc., 251 F.3d 540 (6th Cir. 2001), cert. dismissed, 536 U.S. 935, 122 S.Ct.
2616 (2002). During the pendency of the motion to dismiss, a stay of "all discovery and other proceedings" automatically is imposed under 15 U.S.C.
Section 78u-4(b)(3)(B). Plaintiffs filed their Brief in Opposition to Defendants' Motion to Dismiss on March 8, 2004. Defendants filed a reply brief in support of their Motion to Dismiss on March 23, 2004. The Court has scheduled an oral argument on the Motion to Dismiss for May 17, 2004.

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

On September 18, 2003, the Corporation filed a motion to dismiss the Damon action because plaintiff did not satisfy the mandatory precondition, under
Section 493a of the Michigan Business Corporation Act ("MBCA"), M.C.L. Section 450.1493a, for filing a shareholder derivative action that the shareholder must first have submitted a written demand that the Corporation pursue in its own right the claims asserted by the shareholder (the plaintiff here). Certain of the individual defendants in the Damon action filed their own motion to dismiss on November 25, 2003, in which motion the other individual defendants later joined. The plaintiff filed an Opposition to both motions to dismiss on January 9, 2004, and on January 30, 2004, the defendants filed reply briefs in support of their motions to dismiss.

By letter dated September 17, 2003, and expressly without prejudice to the argument that any such written demand is not required, plaintiff's counsel purported to make a written demand that the Corporation pursue a number of

                       NORTH COUNTRY FINANCIAL CORPORATION

indicated putative claims against: (1) present and former officers and directors of the Corporation who also are the individual defendants in the Damon action, and (2) the certified public accounting firm of Wipfli, Ullrich, Bertelson, LLP. The MBCA grants the Corporation ninety (90) days in which to respond to a proper written demand. On November 11, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L. Section 450.1495, requesting the Court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation. On January 9, 2004, the plaintiff filed a Supplemental Response to the Corporation's motion to dismiss, requesting that the Court appoint two persons other than the one nominated by the Corporation, to act as a disinterested person for such purpose. Following an in camera conference and telephone conference held by the Court, plaintiff is understood to have withdrawn its objection to the individual nominated by the Corporation in its motion to the Court for appointment as a disinterested person. The parties, through their respective counsel, are currently negotiating a stipulated form of order to be entered by the Court making the appointment of the disinterested person. It is anticipated that the disinterested person, once appointed, will complete his investigation of the claims made by the plaintiff and will make his good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation within 120 days of his appointment.

On March 22, the Court issued an Opinion and Order granting in part and denying in part the motions to dismiss in the Damon case. The Court dismissed the
Section 14(a) claim against all of the defendants as barred by the statute of limitations and, as further grounds, dismissed that claim as to those who were not directors at the time of the mailing of the proxy statement. The Court has permitted the plaintiff to proceed with its breach of fiduciary duty claims against the Directors on the grounds that the plaintiff cured its procedural failings by subsequently transmitting a demand letter as required by Section 493 of the MBCA. In addition, on April 19, 2004, the Court entered an Order Granting Stipulation to Grant Plaintiff Leave to File Amended Complaint and to Grant Related Relief to All Parties; under that Order, plaintiff is required to file, but has not yet filed, an amended complaint alleging the Court's diversity jurisdiction over this action.

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

    Exhibit 10.1  Agreement dated August 18, 2003 between North Country
                  Bank and Trust and Joseph E. Petterson, incorporated herein by reference to Exhibit 10.1 of the Corporation's Annual Report on Form 10-K for the year-ended December 31, 2003.

    Exhibit 10.2  Agreement dated September 1, 2003 between North Country
                  Bank and Trust and Jani Blake, incorporated herein by reference to Exhibit 10.2 of the Corporation's Annual Report on Form 10-K for the year-ended December 31, 2003.

    Exhibit 10.3  Agreement dated September 3, 2003 between North Country
                  Bank and Trust and Kelly W. George, incorporated herein by reference to Exhibit 10.3 of the Corporation's Annual Report on Form 10-K for the year-ended December 31, 2003.

    Exhibit 31.1  Rule 13a-14(a) Certification of Chief Executive Officer.

    Exhibit 31.2  Rule 13a-14(a) Certification of Chief Financial Officer.

    Exhibit 32.1  Section 1350 Certification of Chief Executive Officer.

    Exhibit 32.2  Section 1350 Certification of Chief Financial Officer.

(b) The following Form 8-K filings were made during the quarter for which this report is filed:

    - Form 8-K dated February 17, 2004, issuance of a press release announcing earnings for the year-ended December 31, 2003.

    - Form 8-K dated February 17, 2004, issuance of a press release announcing the signing of a definitive agreement to sell two branch offices.

    - Form 8-K dated February 17, 2004, amendment to Form 8-K dated February 17, 2004 announcing earnings for the year-ended December 31, 2003.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NORTH COUNTRY FINANCIAL CORPORATION
                                                              (Registrant)

5/14/04                                By: /s/ C. James Bess
Date                                      --------------------------------------
                                           C. JAMES BESS,
                                           PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                           (principal executive and financial
                                             officer)

                                       By: /s/ Ernie R. Krueger
                                          --------------------------------------
                                           ERNIE R. KRUEGER,
                                           VICE PRESIDENT / CONTROLLER
                                           (principal accounting officer)

                                  Exhibit Index

    No.                        Description

Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.