Form 10-Q
period 2004-06-30
NORTH COUNTRY FINANCIAL CORP
filed 2004-08-02
CIK 36506

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2004

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

                                    Yes [ ]  No [X]

As of June 30, 2004, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.       Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2004 (Unaudited) and December 31, 2003....................................        1

                  Condensed Consolidated Statements of Operations - Three and Six
                    Months Ended June 30, 2004 (Unaudited) and
                    June 30, 2003 (Unaudited)........................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Six Months Ended June 30, 2004
                    (Unaudited) and June 30, 2003 (Unaudited)........................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2004 (Unaudited) and
                    June 30, 2003 (Unaudited)........................................................        4

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................        5

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       25

     Item 4.      Controls and Procedures............................................................       29

PART II.      Other Information

     Item 1.      Legal Proceedings..................................................................       30

     Item 6.      Exhibits and Reports on Form 8-K...................................................       34

     SIGNATURES......................................................................................       35

                       NORTH COUNTRY FINANCIAL CORPORATION
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                                    June 30,    December 31,
                                                                                      2004          2003
                                                                                   -----------  ------------
                                                                                   (Unaudited)
ASSETS
  Cash and due from banks                                                           $   5,707    $   7,433
  Federal funds sold                                                                    9,333       15,600
                                                                                    ---------    ---------
     Cash and cash equivalents                                                         15,040       23,033

  Interest-bearing deposits in other financial institutions                            15,726        6,048
  Securities available for sale                                                        64,552       84,774
  Federal Home Loan Bank stock                                                          4,652        4,544

  Total loans                                                                         233,032      297,846
     Allowance for loan losses                                                        (10,850)     (22,005)
                                                                                    ---------    ---------
  Net loans                                                                           222,182      275,841


  Premises and equipment                                                               12,430       13,747
  Other real estate held for sale                                                       3,557        4,356
  Other assets                                                                          6,903       10,196
                                                                                    ---------    ---------

     Total assets                                                                   $ 345,042    $ 422,539
                                                                                    =========    =========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
     Non-interest-bearing deposits                                                  $  21,477    $  26,179
     Interest-bearing deposits                                                        214,169      279,615
                                                                                    ---------    ---------
     Total deposits                                                                   235,646      305,794

  Borrowings:                                                                          86,637       87,026
  Subordinated debentures                                                              12,450       12,450
  Other liabilities                                                                     4,424        6,569
                                                                                    ---------    ---------
     Total liabilities                                                                339,157      411,839

  Shareholders' equity:
     Preferred stock - No par value:
         Authorized - 500,000 shares, no shares outstanding                               -0-          -0-
     Common stock - No par value:
         Authorized - 18,000,000 shares
         Issued and outstanding - 7,019,152                                            16,175       16,175
     Accumulated deficit                                                               (9,769)      (6,502)
     Accumulated other comprehensive income (loss)                                       (521)       1,027
                                                                                    ---------    ---------

         Total shareholders' equity                                                     5,885       10,700
                                                                                    ---------    ---------

     Total liabilities and shareholders' equity                                     $ 345,042    $ 422,539
                                                                                    =========    =========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                        2004       2003          2004        2003
                                                        ----       ----          ----        ----
Interest income:
  Interest and fees on loans:
     Taxable                                          $ 4,069    $ 5,071        $ 7,865    $ 10,712
     Tax-exempt                                           324        429            643         851
  Interest on securities:
     Taxable                                              574        520          1,272       1,212
     Tax-exempt                                            43         66             86         132
  Other interest income                                   143        160            263         312
                                                      -------    -------        -------    --------
     Total interest income                              5,153      6,246         10,129      13,219
                                                      -------    -------        -------    --------
Interest expense:
  Deposits                                              1,378      2,133          3,043       4,678
  Borrowings                                            1,189      1,213          2,370       2,412
  Subordinated debentures                                 119        123            238         245
                                                      -------    -------        -------    --------
     Total interest expense                             2,686      3,469          5,651       7,335
                                                      -------    -------        -------    --------

Net interest income                                     2,467      2,777          4,478       5,884
Provision for loan losses                                 -0-        -0-            -0-         -0-
                                                      -------    -------        -------    --------
Net interest income after provision for loan losses     2,467      2,777          4,478       5,884
                                                      -------    -------        -------    --------
Other income:
  Service fees                                            287        413            580         843
  Loan and lease fee income                                 4         11              9          38
  Net security gains                                      -0-        214            -0-         191
  Net gains on sale of loans                                8         51             20         106
  Gain on sale of property and equipment                   37         94             85         113
  Other                                                    18        356            371         769
                                                      -------    -------        -------    --------
     Total other income                                   354      1,139          1,065       2,060
                                                      -------    -------        -------    --------
Other expense:
  Salaries and employee benefits                        1,354      1,356          2,853       3,033
  Furniture and equipment expense                         235        355            493         721
  Occupancy expense                                       279        351            626         750
  Data processing                                         348        380            703         787
  Accounting, legal, and consulting fees                  572        836            978       1,666
  Loan and deposit expense                                600        334          1,093         908
  Telephone                                                19        364            232         697
  Advertising                                              26         95             43         144
  Other                                                   988      1,143          1,789       1,721
                                                      -------    -------        -------    --------
     Total other expense                                4,421      5,214          8,810      10,427
                                                      -------    -------        -------    --------

Loss before provision for income taxes                 (1,600)    (1,298)        (3,267)     (2,483)
Provision for income taxes                                -0-      1,359            -0-       1,679
                                                      -------    -------        -------    --------
Net loss                                              $(1,600)   $(2,657)       $(3,267)   $ (4,162)
                                                      =======    =======        =======    ========

Loss per common share:
  Basic                                               $  (.23)   $  (.38)       $  (.47)   $   (.59)
                                                      =======    =======        =======    ========
  Diluted                                             $  (.23)   $  (.38)       $  (.47)   $   (.59)
                                                      =======    =======        =======    ========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                      Three Months Ended         Six Months Ended
                                                           June 30,                  June 30,
                                                        2004       2003          2004        2003
                                                        ----       ----          ----        ----
Balance, beginning of period                          $ 9,371   $ 18,896        $10,700    $ 20,503

Net loss for period                                    (1,600)    (2,657)        (3,267)     (4,162)
Net unrealized gain (loss) on securities
 available for sale                                    (1,886)       100         (1,548)         (2)
                                                      -------    -------        -------    --------
     Total comprehensive income (loss)                 (3,486)    (2,557)        (4,815)     (4,164)

Dividends declared                                        -0-        -0-            -0-         -0-
                                                      -------    -------        -------    --------

Balance, end of period                                $ 5,885   $ 16,339        $ 5,885    $ 16,339
                                                      =======    =======        =======    ========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                              Six Months Ended
                                                                                                  June 30,
                                                                                              2004        2003
                                                                                              ----        ----
Increase (decrease) in cash and cash equivalents:

   Cash flows from operating activities:
     Net loss                                                                               $ (3,267)   $ (4,162)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
          Depreciation and amortization                                                          914       1,455
          Provision for impairment of intangible assets                                          -0-          60
          Provision for impairment of other real estate held for sale                             22         216
          Gain on sales of securities                                                            -0-        (191)
          (Gain) loss on sales of premises, equipment, and other real estate                     (33)       (113)
          FHLB stock dividend                                                                   (108)        (58)
          Change in other assets                                                               3,120       3,306
          Change in other liabilities                                                         (2,145)       (826)
                                                                                            --------    --------
     Net cash provided by (used in) operating activities                                      (1,497)       (313)
                                                                                            --------    --------
   Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits in other financial institutions     (9,678)     (9,827)
     Purchase of securities available for sale                                               (10,000)        -0-
     Proceeds from sales of securities available for sale                                     20,000       6,543
     Proceeds from maturities, calls or paydowns of securities available for sale              8,494       6,131
     Net decrease in loans                                                                    49,997      71,858
     Purchase of premises and equipment                                                          (19)        (30)
     Proceeds from sales of premises, equipment, and other real estate                         5,247       2,459
                                                                                            --------    --------
   Net cash provided by investing activities                                                  64,041      77,134
                                                                                            --------    --------
   Cash flows from financing activities:
     Net decrease in deposits                                                                (70,148)    (84,046)
     Proceeds from issuance of debt                                                              100         -0-
     Principal payments on borrowings                                                           (489)       (332)
                                                                                            --------    --------
   Net cash used in financing activities                                                     (70,537)    (84,378)
                                                                                            --------    --------

Net change in cash and cash equivalents                                                       (7,993)     (7,557)
Cash and cash equivalents at beginning of period                                              23,033      43,792
                                                                                            --------    --------

Cash and cash equivalents at end of period                                                  $ 15,040    $ 36,235
                                                                                            ========    ========
Supplemental cash flow information:

Cash paid (refunded) for:
     Interest                                                                               $  5,929    $  7,854
     Income taxes                                                                                -0-        (500)

Noncash investing activities - Transfers of foreclosures from loans to other real estate       3,662       1,865

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

      The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

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

      Stock Option Plans

      The Corporation sponsors three stock option plans. One plan was approved in 2000 and applies to officers, employees, and nonemployee directors. A total of 500,000 shares were made available for grant under this plan. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 600,000 shares were made available for grant under these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

      The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the six months ended June 30, 2003. There were no options granted in 2004.

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

      The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the six months ended June 30, 2004 and 2003 as follows (dollars in thousands, except per share data):

                                                                        June 30,
                                                                   2004           2003
                                                                   ----           ----
                                                                 June 30,       June 30,
                                                                   2004           2003
                                                                   ----           ----
Net Loss:
     As reported                                                 $ (3,267)      $ (4,162)
                                                                                ========
     Total stock-based compensation expense determined under
       fair value-based method, net of tax                            -0-            (23)
                                                                 --------       --------

Pro forma                                                        $ (3,267)      $ (4,185)
                                                                 ========       ========
Loss per share - Basic:

     As reported                                                 $   (.47)      $   (.59)
                                                                 ========       ========

     Pro forma                                                   $   (.47)      $   (.60)
                                                                 ========       ========
Loss per share - Diluted:

     As reported                                                 $   (.47)      $   (.59)
                                                                 ========       ========

2.    RECENT ACCOUNTING PRONOUNCEMENT

      In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," as an amendment to SFAS No. 123, "Accounting for Stock-Based Compensation." SFAS No. 148 provides alternative methods of transition for a voluntary change to the fair value-based method of accounting for stock-based employee compensation. The adoption of this change had no material impact on the Corporation.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

3.    EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share are based upon the weighted average number of shares outstanding.

      The following shows the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2004 and 2003 (dollars in thousands, except per share data):

                                                                  Three Months Ended    Six Months Ended
                                                                       June 30,            June 30,
                                                                   2004      2003       2004      2003
                                                                   ----      ----       ----      ----
Basic (loss) per common share:
     Net (loss)                                                   $(1,600)  $(2,657)   $(3,267)  $(4,162)
                                                                  =======   =======    =======   =======
     Weighted average common shares outstanding                     7,019     7,019      7,019     7,019
                                                                  =======   =======    =======   =======

        Basic (loss) per common share                             $  (.23)  $  (.38)   $  (.47)  $  (.59)
                                                                  =======   =======    =======   =======
Diluted (loss) per common share:

     Net (loss)                                                   $  (.23)  $  (.38)   $  (.47)  $  (.59)
                                                                  =======   =======    =======   =======
Weighted average common shares outstanding for
  basic (loss) per common share                                     7,019     7,019      7,019     7,019
Add: Dilutive effect of assumed exercise of stock options             -0-       -0-        -0-       -0-
Add: Dilutive effect of directors' deferred stock compensation        -0-       -0-        -0-       -0-
                                                                  -------   -------    -------   -------
     Average shares and dilutive potential common shares            7,019     7,019      7,019     7,019
                                                                  =======   =======    =======   =======

     Diluted (loss) per common share                              $  (.23)  $  (.38)   $  (.47)  $  (.59)
                                                                  =======   =======    =======   =======

4.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2004, and December 31, 2003, are as follows (dollars in thousands):

                                                                   June 30, 2004           December 31, 2003
                                                                Amortized   Estimated     Amortized    Estimated
                                                                   Cost    Fair Value       Cost      Fair Value
                                                                   ----    ----------       ----      ----------
US Agencies                                                      $26,018     $25,621       $36,017      $36,225
Obligations of states and political subdivisions                   3,711       3,855         3,772        4,105
Corporate securities                                                 666         695           666          708
Mortgage-related securities                                       34,678      34,381        43,292       43,736
                                                                 -------     -------       -------      -------

     Total securities available for sale                         $65,073     $64,552        83,747      $84,774
                                                                 =======     =======       =======      =======

      The amortized cost and estimated fair value of investment securities pledged at June 30, 2004 amount to $55.7 million and $55.0 million, respectively. These securities are pledged to secure Federal Home Loan Bank borrowings, and Treasury Tax and Loan deposits and borrowings.
                                                                              7.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    LOANS

      The composition of loans at June 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

                                             June 30,       December 31,
                                               2004             2003
                                               ----             ----
Commercial real estate                       $ 33,061        $  39,571
Commercial, financial, and agricultural       152,091          203,393
One-to-four-family residential real estate     44,457           51,120
Consumer                                        2,678            3,195
Construction                                      745              567
                                             --------        ---------

     Total loans                             $233,032        $ 297,846
                                             ========        =========

An analysis of the allowance for loan losses for the six months ended June 30, 2004, and 2003 is as follows (dollars in thousands):

                                          June 30,
                                    2004             2003
                                    ----             ----
Balance at beginning of period    $22,005           $24,908
Recoveries on loans                   344               137
Loans charged off                 (11,499)           (1,713)
                                  -------           -------

Balance at end of period          $10,850           $23,332
                                  =======           =======

      The allowance for loan losses was significantly impacted by loan charge offs in the first six months of 2004. The Corporation completed the sale of $25.2 million of loans, primarily nonperforming, during the first quarter of 2004 which resulted in a previously allocated specific reserve on these loans being recognized as a charge off. This specific reserve charge off amounted to $7.4 million.

      The aggregate amount of nonperforming residential and consumer loans was approximately $523,000 and $2,047,000 at June 30, 2004 and December 31, 2003, respectively. Nonperforming loans are those which are contractually 90 days or more past due as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the six months ended June 30, 2004 and 2003. The nonperforming commercial loans are reflected in the information regarding impaired loans.

      Information regarding impaired loans as of June 30, 2004 and December 31, 2003 is as follows (dollars in thousands):

                                               June 30,    December 31,
                                                 2004         2003
                                                 ----         ----
Total impaired loans                            $8,789      $43,827
Impaired loans with a valuation allowance        8,265       39,993
Impaired loans on nonaccrual                     8,789       36,646
Valuation allowance related to impaired loans      906        7,648

      The average investment in impaired loans was approximately $25.0 million and $46.7 million for the six months ended June 30, 2004 and the year ended December 31, 2003, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    LOANS (CONTINUED)

      The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

                                                                           June 30,  December 31,
                                                                             2004        2003
                                                                             ----         ----
Loans outstanding beginning of period                                      $6,514      $10,987
New loans                                                                      40          -0-
Repayment                                                                    (331)      (4,480)
Increase related to new executive officers and directors                      -0-           98
Decrease related to retired executive officers and directors                  -0-          (91)
                                                                           ------       ------

Loans outstanding end of period                                            $6,223       $6,514
                                                                           ======       ======

      There were no loans to related-parties classified at June 30, 2004 and December 31, 2003, respectively.

6.    BORROWINGS

      Borrowings consist of the following at June 30, 2004 and December 31, 2003 (dollars in thousands):

                                                                                  June 30,    December 31,
                                                                                    2004          2003
                                                                                    ----          ----
Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59% with
    maturities from less than one year to seven years                             $84,986       $85,475
Farmers' Home Administration, fixed rate note payable, maturing
    August 24, 2024, interest payable at 1%                                         1,551         1,551
Director loans, fixed rate notes payable, maturing May 1, 2006
    interest payable at 3%                                                            100           -0-
                                                                                  -------       -------
Borrowings outstanding end of period                                              $86,637       $87,026
                                                                                  =======       =======

      The Federal Home Loan Bank borrowings are collateralized at June 30, 2004, by the following: a collateral agreement on the Corporation's one- to four-family residential real estate loans with a book value of approximately $39.0 million; commercial real estate leases with a book value of approximately $13.2 million; U.S. government agency and mortgage-backed securities with an amortized cost and estimated fair value of $54.7 million and $54.0 million, respectively; an interest-bearing deposit in the amount of $15.7 million; and Federal Home Loan Bank stock owned by the Bank totaling $4.7 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2004.

      The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $670 thousand originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $1.0 million, and guaranteed by the Corporation.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    STOCK OPTION PLANS

      A summary of stock option transactions for the six months ended June 30, 2004 and the year ended December 31, 2003, is as follows:

                                                                                Number of Shares
                                                                            June 30,        December 31,
                                                                              2004             2003
                                                                              ----             ----
Outstanding shares at beginning of year                                     549,732            772,397
Granted during the period                                                       -0-             50,000
Expired during the period                                                   (14,000)          (272,665)
                                                                           --------          ---------

Outstanding shares at end of period                                         535,732            549,732
                                                                           ========          =========

Weighted average exercise price per share at end of period                 $  14.02          $   13.94
                                                                           ========          =========

Shares available for grant at end of period                                 372,238            358,238
                                                                           ========          =========

      Options granted in 2003 were granted at a price of $2.95 per share. These same options terminated in 2003 as a result of the grantee's resignation. Under these plans, options expire ten years after the date of grant.

      Following is a summary of the options outstanding and exercisable at June 30, 2004:

                                                    Weighted
                                                     Average    Weighted
                                                    Remaining    Average
   Exercise                                        Contractual  Exercise
  Price Range                         Number       Life-Years    Price
  -----------                         ------       ----------    -----
$7.80 - $12.00                        249,800         4.65       $ 9.18
$15.00 - $20.33                       285,932         3.72       $18.26
                                      -------         ----       ------

Total options outstanding             535,732         4.07       $14.02
                                      =======         ====       ======

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

                                                                             June 30,  December 31,
                                                                               2004        2003
                                                                               ----        ----
Commitments to extend credit:
     Fixed rate                                                               $   847    $ 3,870
     Variable rate                                                              5,935     73,651
Standby letters of credit - Variable rate                                      18,771     14,498
Credit card commitments - Fixed rate                                            3,184      3,381
                                                                              -------    -------

                                                                              $28,737    $95,400
                                                                              =======    =======

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

      Concentration of Credit Risk

      The Bank grants commercial, residential, agricultural, and consumer loans throughout its market, primarily Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $45.9 million, or 24.8%, of the commercial loan portfolio at June 30, 2004. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

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

   -  Liquidity of the Corporation and the Bank;

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

These risks and uncertainties should be considered in evaluating forward-looking statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation's financial results, is included in the Corporation's filings with the Securities and Exchange Commission. All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                     AND RESULTS OF OPERATIONS (Continued)

FINANCIAL OVERVIEW

In March 2003, the Bank entered into a formal Cease and Desist Order (the "Order") under Federal and State banking laws. As a result of this Order, the Bank initiated significant management and operational changes along with balance sheet strategies to comply with the Order. The Bank experienced substantial adverse publicity as a result of the public notice of this Order and from the reported financial condition of the Bank. This negative publicity resulted in substantial deposit runoff. The Bank also incurred an inordinate amount of legal and accounting fees, along with consulting costs during 2003 in its attempt to address the financial and operational deficiencies which led to the issuance of the Order. During the first six months of 2004 the Bank has shown continued progress in addressing the commercial and operational deficiencies detailed in The Order, however, high operational costs along with a low net interest margin resulted in continued losses. The Order is discussed in more detail in the Consolidated Notes to the Financial Statements and later in Management's Discussion, under the heading "Capital and Regulatory".

Year-to-date consolidated net loss was $3.3 million through June 30, 2004, compared to net loss of $4.2 million for the same period in 2003. Basic loss per share was $.47 for the six months ended June 30, 2004, compared to a loss of $.59 for the same period in 2003. There was no provision for loan losses for the six months ended June 30, 2004 and 2003. Total assets declined $22.1 million from December 31, 2003 to June 30, 2004. The loan portfolio declined $64.8 million in the first six months of 2004, from December 31, 2003 balances of $297.8 million. Deposits have declined $70.1 million since December 31, 2003.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $8.0 million through the first six months of 2004. This was due to a decreased need to maintain liquidity, after funding pending branch sales and deposit maturities during the quarter. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $20.2 million, or 23.9%, from December 31, 2003 to June 30, 2004, with the balance on June 30, 2004, totaling $64.6 million. The decrease during the first quarter was due to a combination of maturities, calls and paydowns of agencies and mortgage related securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2004, investment securities with an estimated fair value of $55.0 million were pledged.

LOANS

Through the first six months of 2004, loan balances decreased by $64.8 million, or 21.8% from December 31, 2003 balances of $297.8 million. As planned, the Bank continues to decrease certain segments of its loan portfolio through tightened underwriting and credit practices and controls. The Bank completed the sale of $25.2 million of loans on March 31, 2004. This sale was composed of primarily non-performing loans and resulted in a reduction in non-accrual loans of $17.5 million and a total reduction in non-performing loans of $18.5 million. This loan sale also reduced concentration exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, most segments of the loan portfolio declined in the first six months of 2004. Management intends to increase lending activities in its market for

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

mortgage, consumer and commercial loan products while concentrating on loan quality, industry concentration issues and competitive pricing.

Following is a summary of the loan portfolio at June 30, 2004 and December 31, 2003 (dollars in thousands):

                                                                  June 30,   Percent of      December 31  Percent of
                                                                    2004        Total           2003         Total
                                                                    ----        -----           ----         -----
Commercial real estate                                            $ 33,061      14.2%         $ 39,571       13.3%
Commercial, financial, and agricultural                            152,091      65.3           203,393       68.3
One-to-four family residential real estate                          44,457      19.1            51,120       17.1
Consumer                                                             2,678       1.1             3,195        1.1
Construction                                                           745        .3               567         .2
                                                                  --------     -----          --------      -----

Total loans                                                       $233,032     100.0%         $297,846      100.0%
                                                                  ========     =====          ========      =====

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2004 and December 31, 2003 (dollars in thousands):

                                                       June 30, 2004                                December 31, 2004
                                                        Percent of     Percent of                       Percent of      Percent of
                                       Outstanding      Commercial    Shareholders'   Outstanding       Commercial     Shareholders'
                                         Balance          Loans          Equity         Balance            Loans          Equity
                                         -------          -----          ------         -------            -----          ------
Hospitality and tourism                 $  45,932          24.8%          780.5%       $ 76,131            31.3%            711.5%
Gaming                                     19,344          10.5           328.7%         22,317             9.2             208.6%
Other                                     119,876          64.7         2,037.0%        144,516            59.5           1,350.7%
                                        ---------         -----         -------        --------           -----           -------
     Total Commercial Loans             $ 185,152         100.0%                       $242,964           100.0%
                                        =========         =====                        ========           =====

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

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At June 30, 2004, the allowance for loan losses decreased to 4.66% of total loans outstanding from 7.39% at December 31, 2003.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding amounted to 4.19% compared to
1.47 % for the six months ended June 30, 2004 and 2003, respectively. Net charge-offs for the six-month period ended June 30, 2004 amounted to $11,155,000 compared to $1,576,000 for the same period in 2003. Charge offs during the first six months of 2004 include $7.4 million of charge offs incurred as a result of the sale of $25.2 million of primarily non-performing loans. The sale of these non-performing loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not recognize a provision for loan losses for the six months ended June 30, 2004, and June 30, 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The table below shows period end balances of non-performing assets (dollars in thousands):

                                        June 30,   December 31,
                                          2004        2003
                                        --------    -------
NONPERFORMING ASSETS:
Nonaccrual Loans                        $  8,789    $38,660
Loans past due 90 days or more               -0-        241
Restructured Loans                         4,473      7,181
                                        --------    -------
   Total nonperforming loans              13,262     46,082
Other real estate owned                    3,557      4,356
                                        --------    -------
   Total nonperforming assets           $ 16,819    $50,438
                                        ========    =======
Nonperforming loans as a % of loans         5.69%     15.47%
                                        --------    -------
Nonperforming assets as a % of assets       4.87%     11.94%
                                        --------    -------
RESERVE FOR LOAN LOSSES:

At period end                           $ 10,850    $22,005
                                        --------    -------
As a % of loans                             4.66%      7.39%
                                        --------    -------
As a % of nonperforming loans              81.81%     47.75%
                                        --------    -------
As a % of nonaccrual loans                123.45%     56.92%
                                        ========    =======

Following is the allocation of the allowance for loan losses as of June 30, 2004 and December 31, 2003 (dollars in thousands):

                                                                     June 30,   December 31,
                                                                       2004         2003
                                                                       ----         ----
Commercial financial and agricultural loans                          $ 3,893      $11,222
One-to-four family residential real estate loans                         125          280
Reserve allocation based upon historical loss rate                     2,926          N/A
Specific reserve on loans sold in first quarter of 2004                  -0-        7,425
Unallocated                                                            3,906        3,078
                                                                     -------      -------

Totals                                                               $10,850      $22,005
                                                                     =======      =======

The following ratios assist management in the determination of the Corporation's credit quality:

                                                                   Six Months Ended     Twelve Months Ended
                                                                       June 30,            December 31,
                                                                         2004                  2003
                                                                         ----                  ----
Allowance to total loans                                                  4.66%                 7.39%
Average loans outstanding, for the six month period and year end
respectively                                                          $266,059              $361,144

Net charge-offs to average outstanding loans                              4.19%                 0.80%
Nonperforming loans to gross loans                                        5.69%                15.47%

Total nonperforming loans decreased $32.8 million since December 31, 2003, after the net charge-offs of $11.2 million which have been recognized through June 30, 2004. Contributing to the significant reduction in non-performing loans was the sale of $25.2 million in loans of which $18.5 million were non-performing.

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management intensified the review of the Corporation's loans, related collateral evaluations, and the overall lending process during 2003 and for the first half of 2004. The Corporation also utilized a loan review consultant in 2003 and 2004 to perform a review of the loan

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate.

The following table represents the activity in other real estate for the six months of 2004 (dollars in thousands):

Balance at December 31, 2003                                  $4,356
Other real estate transferred from loans                       3,662
Other real estate sold/written down                           (4,461)
                                                              ------

Balance at June 30, 2004                                      $3,557
                                                              ======

During the first six months of 2004, the Corporation received real estate in lieu of loan payments of $3.7 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had a reduction in total deposits of $70.1 million, or 22.9%, in the first six months of 2004. Due to the reduction in the loan portfolio, management was able, over the last six months, to reduce its reliance on brokered and noncore certificates of deposits over $100,000. Brokered deposits decreased by $30.0 million during the first six months of 2004, while certificates of deposit over $100,000 showed a decrease of $1.9 million during the first half of 2004 to $16.4 million at June 30, 2004. The Corporation's other deposit categories decreased by $38.2 million in the first six months of 2004. Contributing to the decrease in deposits for the six month period was the sale of two branch offices with deposits of $12.1 million.

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings amounted to $86.6 million at June 30, 2004 of which $85.0 million were from the Federal Home Loan Bank of Indianapolis
(FHLB). The FHLB borrowings carry fixed interest rates and stated maturities ranging through 2011. Fixed rate borrowings totaling $80 million are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management does not anticipate increasing the FHLB borrowings in the near future. In the second quarter of 2004 the corporation borrowed $100 thousand in total from several of its directors. The borrowings, considering the financial condition of the corporation, were at favorable terms.

SUBORDINATED DEBENTURES

In 1999, the Corporation's business trust subsidiary, North Country Capital Trust, completed a private offering of its trust preferred securities, in the amount of $12,450,000. The proceeds from the sale of the trust preferred securities were used by North Country Capital Trust to purchase a like amount of subordinated debentures of the Corporation. Under regulatory guidelines, the amount of such trust preferred securities is eligible as regulatory capital, as defined, subject to certain limitations. The Board of Directors of the Corporation adopted a resolution to apply for the deferment of interest payments on the Corporation's subordinated debentures, which fund quarterly distributions on the trust preferred securities. The governing documents allow for such a deferral of payments for up to 20 quarters. Management has deferred the quarterly payments beginning with the November 14, 2002, payment and it is

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

expected that interest will continue to be deferred during the pendency of the Order and until the Board of Directors believes it is prudent to resume payments. As of June 30, 2004, the balance of deferred interest payable amounted to $956,000.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $4.8 million from December 31, 2003 to June 30, 2004. The decrease is comprised of a net loss of $3.3 million and a decrease in the net unrealized gain on securities of $1.5 million. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors to include satisfaction of requirements in the Order.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the six months ended June 30, 2004, decreased by $1.4 million, or 23.9% compared to the same period one year ago. The decrease in loan volume offset by the decrease in deposit volume, combined with the impact of nonaccrual loans, and a continued low interest rate environment have resulted in the decline in net interest income. Net interest income, before provision for loan losses for the three months ending June 30, 2004, showed a decrease of $310 million compared to the second quarter in 2003. This decrease can be attributed to the downsizing of the Bank.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses for the six months ended June 30, 2004 and June 30, 2003. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses.

OTHER INCOME

Other income decreased by $995,000 for the six months ended June 30, 2004 compared to the six months ended June 30, 2003. Service fees decreased $263,000, while loan and lease income declined $29,000. The decline in service fees is primarily due to the significant decline in deposits from June 30, 2003 to June 30, 2004. Other income was positively impacted in the first half of 2004 from a gain of $258,000 on the sale of a limited partnership interest. Other income for the six months ended June 30, 2003 included $541,000 of gains due to foreign exchange activities.

Other income for the second quarter of 2004 declined by $785,000 compared to the second quarter of 2003. Service fees declined $126,000, due primarily to the decrease in deposit accounts and balances. The second quarter of 2003 also benefited by gains in foreign exchange activity, which provided income of $248,000, along with gains on the sale of fixed assets of $97,000.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following table details other income for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

                                       For the Three Months Ended       % Increase     For the Six Months Ended        % Increase
                                                 June 30,               (Decrease)             June 30,                (Decrease)
                                           2004            2003          2004-2003       2004            2003          2004-2003
                                           ----            ----          ---------       ----            ----          ---------
Service fees                              $  287          $  413           (30.5)        $  580          $  843           (31.1)
Loan and lease fee income                      4              11           (63.6)             9              38           (76.3)
Net gains on sale of loans                     8              51           (84.3)            20             106           (81.1)
Gain  on sale of property and equipment       37              94           (60.6)            85             113           (24.8)
Other                                         18             356           (94.8)           371             769           (51.8)
                                          ------          ------           -----         ------          ------           -----
   Subtotal                                  354             925           (61.7)         1,065           1,869           (43.0)
                                          ------          ------           -----         ------          ------           -----
Net securities gains                         -0-             214             N/A            -0-             191             N/A
                                          ------          ------           -----         ------          ------           -----
   Total other income                     $  354          $1,139           (68.9)        $1,065          $2,060           (48.3)
                                          ======          ======           =====         ======          ======           =====

OTHER EXPENSES

Other expenses decreased $1,617,000 for the six months ended June 30, 2004, compared to the same period in 2003. Salaries, commissions, and related benefits decreased by $180,000 during the first six months of 2004 compared to the first six months of 2003. During the first half of 2004, the Corporation recognized the cost of the planned closing of five branch offices. The total cost associated with these branch office closings amounted to $438,000 and is included in other operating expenses. The Corporation also recognized a loss of $254,000 in 2004 from the sale of two branch offices. The Corporation has taken action, since the fall of 2003, to reduce reliance on external accounting and consulting services. The Corporation has also reduced costs in most other areas of expense. These expense reductions are expected to continue as a result of lower costs associated with non-performing assets and less overhead due to the previously discussed branch closings.

Other expenses decreased $793,000 in the second quarter of 2004 compared to the same period in 2003. This decrease was primarily due to decreased expenses related to occupancy, furniture, and equipment due to closures and sales of branch offices. The reduction in accounting, legal, and consulting fees of $264,000 was due to the added expertise of new management which places less reliance on external sources. The increase in loan and deposit expenses in the second quarter of 2004 compared to the same period in 2003 was due to the costs related to problem loan administration. These loan collection costs are expected to decrease in future periods due to lower levels of nonperforming loans.

The following table details other expense for the three and six months ended June 30, 2004 and 2003 (dollars in thousands):

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                           AND RESULTS OF OPERATIONS (CONTINUED)

                                        Three Months Ended    % Increase   Six Months Ended      % Increase
                                              June 30,        (Decrease)        June 30,         (Decrease)
                                         2004        2003     2004-2003    2004        2003      2004-2003
                                         ----        ----     ---------    ----        ----      ---- ----
Salaries and employee benefits          $ 1,354     $ 1,356        -0-    $ 2,853     $ 3,033       (5.9)
Furniture and equipment expense             235         355      (33.8)       493         721      (31.6)
Occupancy expense                           279         351      (20.5)       626         750      (16.5)
Data processing                             348         380       (8.4)       703         787      (10.7)
Accounting, legal and consulting fees       572         836      (31.6)       978       1,666      (41.3)
Loan and deposit expense                    600         334       79.6      1,093         908       20.0
Telephone                                    19         364      (94.8)       232         697      (66.7)
Advertising                                  26          95      (72.6)        43         144      (70.1)
Other                                       988       1,143      (13.6)     1,789       1,721        4.0
                                        -------     -------      -----    -------     -------      -----
   Total other expense                  $ 4,421     $ 5,214      (15.2)   $ 8,810     $10,427      (15.5)
                                        =======     =======      =====    =======     =======      =====

FEDERAL INCOME TAXES

The income tax provision of $1.7 million for the six months ended June 30, 2003 was the result of an addition to the valuation allowance provided against the deferred tax asset. This provision increases the valuation allowance to $8.7 million at June 30, 2003, from $7.0 million at December 31, 2002. The Corporation's current year net losses are currently anticipated to more likely than not expire prior to their utilization; therefore, no tax credit is being recorded in anticipation of a future tax benefit from the use of loss carryovers.

LIQUIDITY

As a result of the Corporation's 2003 annual and six month 2004 results, and the constraints of the Order, sources of liquidity, such as lines of credit from correspondent banks, additional borrowings from the Federal Home Loan Bank, brokered deposits, and the issuance of stock, which were historically available, are currently not short-term sources of liquidity. The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2004 are discussed below.

The Corporation is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. As a result of the Order, and the restrictions placed upon the Bank as it relates to payment of dividends, the Corporation faces a short-term liquidity crisis. Early in the second quarter, the parent company addressed the immediate cash needs of day-to-day operations and payment of legal and professional costs by borrowing $125,000 in total, from members of its board of directors. This $125,000 will be advanced to the Corporation over a three month period. The terms of these borrowings, considering the financial condition of the Corporation, were favorable as compared to prevailing borrowing opportunities offered elsewhere. The Corporation is exploring additional areas for cash infusion into the corporation, including the sale of stock or the investment in the Corporation by a third party.

During the first six months of 2004, the Corporation decreased cash and cash equivalents by $8.0 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from cash provided by investing activities. In the first six months of 2004, the Corporation funded the reduction of deposits of $70.1 million primarily through the balance sheet reductions of loans, $50.0 million, and investments, $20.2 million. These asset reductions allowed the Corporation to maintain adequate liquidity and provide the necessary funding for branch sales along with maturities of brokered and other time deposits. The Corporation had adequate liquidity as of June 30, 2004. Early in the third quarter of 2004 the Bank will increase its liquidity by increasing deposits through a

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

combination of existing branch markets and by offering and obtaining Internet CDs in order to fund the branch sales occurring later this year.

As of June 30, 2004, the Corporation has suspended seven quarterly payments of interest on its subordinated debentures that fund quarterly distributions on the trust preferred securities issued by its trust subsidiary, North Country Capital Trust. The debenture agreement allows for suspension of payments for up to 20 quarterly payments.

The Corporation's liquidity plan for 2004 includes strategies to increase core deposits in the Corporation's local markets. New products and advertising commenced in 2004, with a goal of increasing core deposits to reduce the dependency on noncore deposits. The Corporation's liquidity plan for 2004 calls for augmenting local deposit growth efforts with Internet CD funding to the extent necessary. There is no assurance that Internet CDs will be available in adequate amounts or at economically feasible pricing, however, the Bank's experience with Internet CDs has thus far shown them to be a reliable and cost effective alternative source of funds.

During the fourth quarter of 2002, the unsecured lines of credit the Corporation had with two correspondent banks were closed by those banks. In the first quarter of 2003, the Corporation established a secondary borrowing arrangement with the Federal Reserve Bank collateralized by loans.

CAPITAL AND REGULATORY

During the first six months of 2004, capital decreased by $4.8 million, as a result of the net loss of $3.3 million and the decrease in the unrealized gain on securities available for sale of $1.5 million. This compares to a decrease in capital during the same period in the previous year of $4.2 million, resulting primarily from a net loss, and changes in the unrealized gain on securities available for sale.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2004, the Corporation, and as of December 31, 2003, the Corporation and the Bank, were undercapitalized. See discussions on the following pages of the regulatory requirements and the Corporation's plans for increasing its capital ratios.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following table details sources of capital for the periods indicated.

                                            June 30,    December 31,
                                              2004         2003
                                              ----         ----
CAPITAL STRUCTURE
Long-term debt (1)                          $  12,450    $  12,450
Shareholders' equity                            5,885       10,700
                                            ---------    ---------
Total capitalization                        $  18,335    $  23,150
                                            ---------    ---------
Tangible capital                            $  17,232    $  21,557
                                            ---------    ---------
INTANGIBLE ASSETS
Core deposit premium                        $     591    $   1,067
Other identifiable intangibles                    512          526
                                            ---------    ---------
Total intangibles                           $   1,103    $   1,593
                                            ---------    ---------

RISK-BASED CAPITAL
Tier I capital:
   Shareholders' equity                     $   5,885    $  10,700
Net unrealized (gains) losses on
  available for sale securities                   521       (1,027)
   Minority interest                            1,865        2,785
   Less: intangibles                           (1,103)      (1,593)
                                            ---------    ---------
     Total Tier I capital                   $   7,168    $  10,865
                                            ---------    ---------
Tier II Capital:
   Allowable reserve for loan losses        $   3,075    $   4,016
   Qualifying long-term debt                    4,093        6,849
                                            ---------    ---------
     Total Tier II capital                      7,168       10,865
                                            ---------    ---------
     Total capital                          $  14,336    $  21,730
                                            =========    =========
Risk-adjusted assets                        $ 239,225    $ 303,284
                                            =========    =========
Capital ratios:
   Tier I Capital to risk weighted assets        2.91%        3.58%
   Total Capital to risk weighted assets         5.82%        7.16%
   Tier I Capital to average assets              1.94%        2.48%

(1) Long term debt consists of the Corporation's subordinated debentures.

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

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                           Tier I        Tier I              Total
                                                         Capital to    Capital to         Capital to
                                                           Average    Risk-Weighted      Risk-Weighted
                                                           Assets        Assets             Assets
                                                           ------        ------             ------
Regulatory minimum for capital adequacy purposes            4.0%          4.0                8.0%

The Corporation:
     June 30, 2004
     December 31, 2003                                      1.9%          2.9%               5.8%

The Bank:
     June 30, 2004                                          5.2%          7.8%               9.1%
     December 31, 2003                                      4.8%          6.9%               8.3%

The regulatory capital levels shown above include certain amounts of trust preferred securities issued by the Corporation's business trust subsidiary in 1999. Federal Reserve guidelines limit the amount of trust preferred securities and cumulative preferred stock which can be included in Tier I capital to 25% of total Tier I capital. As of June 30, 2004 and December 31, 2003, $1,865,000 and $2,785,000, respectively, of the $12,450,000 of trust preferred securities were available as Tier I capital of the Corporation.

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

Following the completion of the 2002 regularly-scheduled safety and soundness examination of the Bank by the FDIC and the OFIS, and the Bank's receipt of the related Joint Report of Examination ("Report"), the FDIC and the OFIS, with the consent of the Bank, on March 26, 2003, entered a formal Cease and Desist Order (the "Order") under Federal and State banking laws. The Order was reported on the Corporation's Form 8-K filed on April 9, 2003 and is available on the FDIC website, www.FDIC.Gov. The Order became effective on April 5, 2003, and will

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

remain in effect until modified or terminated by action of the FDIC and the OFIS. The Order identified deficiencies in the Bank's policies and procedures, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Order also requires the Bank to maintain specified capital ratios during the life of the Order.

The Order requires the Bank and its directors to take specific steps, within the time specified in the Order, to address the operational deficiencies, including certain violations of law and regulations, identified by the FDIC and the OFIS in the Order and the Report. Among other things, the Bank must establish, and submit to the FDIC and the OFIS for comment, written plans (i) to reduce the Bank's risk position with respect to certain classified loans identified in the Report or any subsequent Report of Examination during the life of the Order,
(ii) to reduce identified loan concentrations, (iii) to reduce and collect delinquent loans, (iv) to eliminate the classified amounts of loans to directors, executive officers, principal shareholders of the Bank and their respective related interests, (v) to address the Bank's relationship of volatile liabilities to temporary investments, rate sensitivity objectives, and asset/liability management, (vi) setting forth the Bank's strategic plan, including financial goals and strategies to maintain adequate capital and liquidity, to reduce problem loans, and to attract and keep qualified management, (vii) covering the policies and procedures for review and approval of reimbursement of customer entertainment and business development expenses of the Bank's directors, officers and employees, (viii) for a realistic budget for calendar year 2003 and each subsequent year during the life of the Order, including strategies to improve the Bank's net interest margin, (ix) to reduce the Bank's portfolio of other real estate owned as a result of foreclosure or surrender of collateral for loans, and (x) to address procedures for the directors to monitor, and management to implement, the requirements of the Order.

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

The Order further requires the Bank and its directors to take the following specific steps, again within time periods specified in the Order. For the calendar quarters ending March 31, 2003, and June 30, 2003, the Bank must have a ratio of Tier 1 capital average assets ("Tier 1 Capital Ratio") equal to at least 6.4%. Commencing with the calendar quarter ending September 30, 2003, and for each calendar quarter thereafter, the Bank must have a Tier 1 Capital Ratio equal to at least 8.0%. If the Bank's Tier 1 Capital Ratio is below the required percentage for any such quarter, the Bank must take steps to bring its Tier 1 Capital Ratio to the required level within 60 days. The Order also requires the Bank to maintain its total risk-based capital ratio at 10.0% or greater for each calendar quarter ending after the effective date of the Order. If the Bank's total risk-based capital ratio for any such quarter is less than 10.0%, the Bank must take steps to bring its total risk-based capital ratio to the required level within 60 days.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Addressing the requirements of the Order, carrying out the objectives of the strategic plan, and attempting to return the Corporation to profitability required the strengthening of the executive management team. During 2003, the Corporation added management with experience in turnaround situations, loan portfolio, credit and problem loan administration, and financial management expertise commensurate with the issues the Corporation must address. The addition of management may increase expense in the short term. However, the additional management expertise was needed in order to help the Corporation resolve many of its issues more quickly, and improve customer service and financial performance.

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

Since the entry of the Order, and as of June 30, 2004, the Bank has not been in compliance with the minimum capital ratios specified in the Order. There can be no assurance that the Corporation can take steps in the time limits prescribed by the Order to restore the Bank's capital ratios to the required levels, and it has not done so as of the date of this report. Noncompliance with the minimum capital requirements and/or other requirements of the Order may impact the ability of the Corporation and the Bank to remain as ongoing operating entities.

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

Loans are the most significant earning asset. Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities. In addition the Corporation generally prices loans so it has an opportunity to reprice the loan within 12 to 36 months.

The Corporation also has investment securities with a June 30, 2004 market value of $64.6 million, of which $34.4 million are mortgage-backed securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

The Corporation offers deposit products with a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years.

Beyond general efforts to shorten the loan pricing periods and extend deposit maturities, management can manage interest rate risk by the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among other strategies. Also, the rate of interest rate changes can impact the actions taken since the rate environment affects borrowers and depositors differently.

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

                       NORTH COUNTRY FINANCIAL CORPORATION

The following is the Corporation's repricing opportunities at June 30, 2004 (dollars in thousands):

                                           1-90     91 - 365      2-5       Over 5
                                           Days       Days       Years       Years       Total
                                           ----       ----       -----       -----       -----
Interest-earning assets:
    Loans                                $123,000   $ 11,549    $ 40,520    $ 57,963   $233,032
    Securities (1)                          5,604         66      26,467      37,067     69,204
    Other                                  25,059        -0-         -0-         -0-     25,059
                                         --------   --------    --------    --------   --------

    Total interest-earning assets         153,663     11,615      66,987      95,030    327,295
                                         --------   --------    --------    --------   --------
    Interest-bearing obligations:
    Savings deposits                       78,719        -0-         -0-         -0-     78,719
    Time deposits                          13,268     68,331      53,109         742    135,450
    Borrowings                              1,067        -0-      14,359      71,211     86,637
    Subordinated debentures                12,450        -0-         -0-         -0-     12,450
                                         --------   --------    --------    --------   --------

    Total interest-bearing obligations    105,504     68,331      67,468      71,953    313,256
                                         --------   --------    --------    --------   --------

Gap                                      $ 48,159   $(56,716)   $   (481)   $ 23,077   $ 14,039
                                         ========   ========    ========    ========   ========

Cumulative gap                           $ 48,159   $ (8,557)   $ (9,038)   $ 14,039
                                         ========   ========    ========    ========

(1)   Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2004, the Corporation had a cumulative liability sensitivity gap position of $8.6 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could be reduced. Conversely, if market interest rates decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

At December 31, 2003, the Corporation had a cumulative asset sensitivity gap position of $37.5 million within the one-year time frame. The Corporation's cumulative asset sensitivity gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn more net interest income. Conversely, if market interest rates continued to decrease over a twelve-month period, the December 31, 2003 gap position suggested the Corporation's net interest income would decrease.

The change in the gap position from December 31, 2003 to June 30, 2004 is a result of the decreases experienced in the loans and deposits with a greater dollar amount of the loan portfolio reductions in the one-year time frame than the deposit reductions. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

The borrowings in the gap analysis include FHLB advances as fixed-rate advances. A significant portion of these advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis.

The Corporation's primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk and foreign exchange risk. The Corporation has no market risk sensitive instruments held for trading purposes. The Corporation has limited agricultural-related loan assets and therefore has minimal significant exposure to changes in

                       NORTH COUNTRY FINANCIAL CORPORATION
commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of June 30 2004, the Corporation had excess Canadian assets of $1.9 million (or $1.5 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                       NORTH COUNTRY FINANCIAL CORPORATION

Corporation's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

                       NORTH COUNTRY FINANCIAL CORPORATION

                         ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2004 an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective as of June 30, 2004

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank are subject to the Order referred to below, and the litigation and arbitration described below. Information regarding the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in this report, and is incorporated here by reference. The litigation and arbitration that is not routine and incidental to the business of banking is described below The securities litigation, shareholders' derivative litigation, and the Ford arbitration discussed below, were previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

On December 1, 2003, the plaintiffs filed their Corrected Consolidated Amended Class Action Complaint ("Amended Complaint"), which adds John F. Stevens as a plaintiff. The Amended Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 of the Securities and Exchange Commission (the "SEC") issued under the Exchange Act, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Amended Complaint also alleges violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Amended Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the Federal Deposit Insurance Corporation ("FDIC") Rules and Regulations, and the Michigan Banking Code of 1999. The Amended Complaint further alleges that the Corporation's acquisition of American Financial Mortgage, which had an "unusually large number of defaulted loans . . . which triggered the attention of banking regulators"; that a Cease and Desist Order, dated March 26, 2002, which is attached as Exhibit 1 to the Amended Complaint, demonstrates how defendants made "false statements" in public filings and other communications, and were required to take "corrective actions;" that various public filings were "false because the Company's operations resulted in an excessive level of adversely classified assets, delinquent loans, and nonaccrual loans as well as an inadequate level of capital protection for the kind and qualify of assets held;" that, "according to former employees, loans for Company insiders and their related entities were often approved regardless of the quality of the loan;" and, that the Corporation incorrectly attributed its performance to the World Trade Center disaster and other factors impacting tourism and hospitality businesses, instead of disclosing "insider loans," a "disproportionately high loan concentration" in the hospitality industry, and information about the Corporation's banking practices and loan loss reserves. The Amended Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages on a joint and several basis against all defendants, including the Corporation, plus interest and costs, including attorney's fees and expert's fees.

On January 23, 2004, the Corporation and the other defendants filed their Joint Motion to Dismiss the Corrected Consolidated Amended Class Action Complaint, principally based on the ground that plaintiffs have not adequately plead that the Corporation, through its officers and directors, acted with the intent to defraud the investing public under the standard articulated in Helwig v. Vencor, Inc., 251 F.3d 540 (6th Cir. 2001), cert. dismissed, 536 U.S. 935, 122 S.Ct.
2616 (2002). During the pendency of the motion to dismiss, a stay of "all discovery and other proceedings" automatically is imposed under 15 U.S.C.
Section 78u-4(b)(3)(B). Plaintiffs filed their Brief in Opposition to Defendants' Motion to Dismiss on March 8, 2004. Defendants filed a reply brief in support of their Motion to Dismiss on March 23, 2004. The Court scheduled an oral argument on the Motion to Dismiss for May 17, 2004.

Shortly before the hearing on the Motion to Dismiss, Plaintiffs, the Corporation and the individual Defendants and their insurer reached a settlement in principle of all claims asserted in the consolidated actions. On June 18, 2004, the parties submitted to the Court their Stipulation of Settlement, which describes in detail the terms and conditions of the settlement. The parties have submitted two Revised and Amended Stipulations of Settlement, the most recent of which was filed with the Court on July 16, 2004.

Completion of the settlement is conditional upon satisfaction of a number of matters set forth in the Revised and Amended Stipulation of Settlement, and further proceedings in the Court. At this time, there can be no assurance that all the conditions set forth in the Revised and Amended Stipulation of Settlement will be satisfied. Failure to satisfy any of the conditions would terminate the settlement and return the parties and the Court to a determination upon Defendants' Motion to Dismiss the consolidated actions.

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

By letter dated September 17, 2003, and expressly without prejudice to the argument that any such written demand is not required, plaintiff's counsel purported to make a written demand that the Corporation pursue a number of indicated putative claims against: (1) present and former officers and directors of the Corporation who also are the individual defendants in the Damon action, and (2) the certified public accounting firm of Wipfli, Ullrich, Bertelson, LLP. The Michigan Business Corporation Act ("MBCA") grants the Corporation ninety
(90) days in which to respond to a proper written demand.

On September 18, 2003, the Corporation filed a motion to dismiss the Damon action because plaintiff did not satisfy the mandatory precondition, under
Section 493a of the MBCA, M.C.L. Section 450.1493a, for filing a shareholder derivative action that the shareholder must first have submitted a written demand that the Corporation pursue in its own right the claims asserted by the shareholder (the plaintiff here). Certain of the individual defendants in the Damon action filed their own motion to dismiss on November 25, 2003, in which motion the other individual defendants later joined. The plaintiff filed an Opposition to both motions to dismiss on January 9, 2004, and on January 30, 2004, the defendants filed reply briefs in support of their motions to dismiss.

On March 22, 2004, the Court issued an Opinion and Order granting in part and denying in part the motions to dismiss in the Damon case. The Court dismissed the Section 14(a) claim against all of the defendants as barred by the statute of limitations and, as further grounds, dismissed that claim as to those who were not directors at the time of the mailing of the proxy statement. The Court has permitted the plaintiff to proceed with its breach of fiduciary duty claims against the Directors on the grounds that the plaintiff cured its procedural failings by subsequently transmitting a demand letter as required by Section 493 of the MBCA.

On April 19, 2004, the Court entered an Order Granting Stipulation to Grant Plaintiff Leave to File Amended Complaint and to Grant Related Relief to All Parties. On May 14, 2004, the plaintiff filed an Amended Complaint and, thereafter, all Defendants timely filed Answers to the Amended Complaint. In its Answer, the Corporation averred that the plaintiff's claims are asserted for and on behalf of the Corporation, that the plaintiff does not assert any claims against the Corporation and, therefore, the Corporation properly should be realigned as a plaintiff in the action.

During the above described proceedings, on November 11, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L. Section 450.1495, requesting the Court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation. After additional written submissions to the Court by the defendants and the plaintiff concerning the issues presented by this motion, and after several conferences with the Court, on May 20, 2004, the Court entered an Order adopting the parties' written stipulations concerning the appointment of a disinterested person and the manner of conducting the investigation of the claims made by the plaintiff and making recommendations as to whether the maintenance of the derivative action is in the best interests of the Corporation. Under the terms of the Court's May 20, 2004 order, the court-appointed disinterested person must complete his investigation and submit his report and recommendation no later than October 18, 2004.

The court-appointed disinterested person has retained independent counsel and, with the assistance of his counsel, has submitted a budget to the court and commenced his investigation, which thus far has included requesting, receiving and reviewing certain documents and receiving written submissions from and interviewing the attorneys representing the plaintiff, the Corporation and the individual defendants, and interviewing the Corporation's CEO, the Corporation's outside general counsel and representatives of an accounting firm previously retained by the Corporation. During the week of July 19, 2004, the court-appointed disinterested person and his counsel will review additional documents at the Corporation's headquarters and will commence interviews of the individual defendants (who are represented by counsel during this process).

On July 14, 2004, the Court convened a settlement conference among counsel for all parties and counsel for the individual defendants' insurer. Although a settlement was not achieved, at the direction of the Court, the parties' respective counsel agreed to continue settlement discussions.

Employment Agreement Arbitration

On September 16, 2003, Ronald G. Ford, the former chairman and chief executive officer and a current director of the Corporation, initiated an arbitration proceeding with the American Arbitration Association ("AAA") against the Corporation seeking monetary damages for alleged breach by the Corporation of his Amended and Restated Employment Agreement, Chairman Agreement, and Amended and Restated Consulting Agreement, each with the Corporation. The Corporation has denied the alleged breach and asserted a counterclaim to recover all amounts paid to Mr. Ford under the Chairman Agreement, as required by the Cease and Desist Order entered by the FDIC and the OFIS, in addition to other amounts.

On March 19, 2004, at the request of Mr. Ford, AAA reactivated the arbitration proceeding. Pursuant to its procedures, on June 17, 2004, AAA appointed an arbitrator to preside over the adjudication of these claims and counterclaims.

On July 13, 2004, the arbitrator convened a scheduling conference at which the arbitrator adopted the parties' stipulation to stay the arbitration until the conclusion in the Damon action of the court-appointed disinterested person's investigation and recommendations concerning the claims of the Virginia M. Damon Trust, asserted in the name and on behalf of the Corporation, against the Corporation's former and present officers and directors, including Mr. Ford. The arbitrator has scheduled another conference with the parties to take place on October 27, 2004.

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

Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

(b) The following Form 8-K filings were made during the quarter for which this report is filed:

   - Form 8-K dated May 17, 2004, issuance of a press release announcing the closing of four branch offices.

   - Form 8-K dated June 23, 2004, issuance of a press release announcing the conditional settlement of class action securities litigation.

   - Form 8-K dated July 12, 2004, issuance of a press release announcing earnings for the quarter and six months ended June 30, 2004.

                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    NORTH COUNTRY FINANCIAL, CORPORATION
                                    ------------------------------------
                                              (Registrant)

8/2/04                              By: /s/ C. James Bess
--------                                ----------------------------------------
Date                                    C. JAMES BESS,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (principal executive)

                                    By: /s/ Ernie R. Krueger
                                        ----------------------------------------
                                        ERNIE R. KRUEGER,
                                        VICE PRESIDENT / CONTROLLER
                                        (principal accounting officer)

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