Form 10-Q/A
period 2004-06-30
NORTH COUNTRY FINANCIAL CORP
filed 2004-08-10
CIK 36506

                                 UNITED STATES
                        SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q/A

                                AMENDMENT NO. 1

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

EXPLANATORY NOTE



North Country Financial Corporation files this Amendment No. 1 on Form 10-Q/A to amend its Quarterly Report on Form 10-Q for the quarter ended June 30, 2004, as filed with the Securities and Exchange Commission on August 2, 2004. In this Amendment No. 1, North Country Financial Corporation hereby amends Part I, Items 2 and 4, and Part II, Items 4 and 6 of its Quarterly Report to do the following:
(1) correct the disclosure of average outstanding loan balances and related charge off percentages for the 6 and 12 month periods ended June 30, 2004 and December 31, 2003, respectively, as contained in Management's Discussion and Analysis of Financial Condition and Results of Operation; (2) correct disclosure regarding the amount of risk adjusted assets, Tier II capital components and make a rounding adjustment to Tier I capital ratio in the Capital Structure Table contained in the Management's Discussion and Analysis of Financial Condition and Results of Operations; (3) provide disclosure regarding the absence of material changes to its internal controls; (4) include the results of the voting for the election of directors at the annual meeting of shareholders held on May 18, 2004; and (5) include as an exhibit the amendment to an employment agreement between the Corporation and C. James Bess, its President and Chief Executive Officer, dated May 18, 2004.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX

                                                                                                         Page No.
                                                                                                         --------
PART I.       Financial Information

     Item 1.      Financial Statements

                  Condensed Consolidated Balance Sheets -
                  June 30, 2004 (Unaudited) and December 31, 2003....................................        1

                  Condensed Consolidated Statements of Operations - Three and Six
                    Months Ended June 30, 2004 (Unaudited) and
                    June 30, 2003 (Unaudited)........................................................        2

                  Condensed Consolidated Statements of Changes in Shareholders'
                    Equity - Three and Six Months Ended June 30, 2004
                    (Unaudited) and June 30, 2003 (Unaudited)........................................        3

                  Condensed Consolidated Statements of Cash Flows -
                    Six Months Ended June 30, 2004 (Unaudited) and
                    June 30, 2003 (Unaudited)........................................................        4

                  Notes to Condensed Consolidated Financial
                    Statements (Unaudited)...........................................................        5

     Item 2.      Management's Discussion and Analysis of Financial
                    Condition and Results of Operations..............................................       12

     Item 3.      Quantitative and Qualitative Disclosures About Market Risk.........................       25

     Item 4.      Controls and Procedures............................................................       29

PART II.      Other Information

     Item 1.      Legal Proceedings..................................................................       30


     Item 4.      Submission of Matters to a Vote of Security Holders................................       33


     Item 6.      Exhibits and Reports on Form 8-K...................................................       34

     SIGNATURES......................................................................................       35

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

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding amounted to 4.18% compared to
1.47 % for the six months ended June 30, 2004 and 2003, respectively. Net charge-offs for the six-month period ended June 30, 2004 amounted to $11,155,000 compared to $1,576,000 for the same period in 2003. Charge offs during the first six months of 2004 include $7.4 million of charge offs incurred as a result of the sale of $25.2 million of primarily non-performing loans. The sale of these non-performing loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not recognize a provision for loan losses for the six months ended June 30, 2004, and June 30, 2003.

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
                                                                     =======      =======

The following ratios assist management in the determination of the Corporation's credit quality:

                                                                   Six Months Ended     Twelve Months Ended
                                                                       June 30,            December 31,
                                                                         2004                  2003
                                                                         ----                  ----
Allowance to total loans                                                  4.66%                 7.39%
Average loans outstanding, for the six month period and year end
respectively                                                          $266,791              $361,144

Net charge-offs to average outstanding loans                              4.18%                 0.80%
Nonperforming loans to gross loans                                        5.69%                15.47%

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following table details sources of capital for the periods indicated.


                                            June 30,    December 31,
                                              2004         2003
                                              ----         ----
CAPITAL STRUCTURE
Long-term debt (1)                          $  12,450    $  12,450
Shareholders' equity                            5,885       10,700
                                            ---------    ---------
Total capitalization                        $  18,335    $  23,150
                                            ---------    ---------
Tangible capital                            $  17,232    $  21,557
                                            ---------    ---------
INTANGIBLE ASSETS
Core deposit premium                        $     591    $   1,067
Other identifiable intangibles                    512          526
                                            ---------    ---------
Total intangibles                           $   1,103    $   1,593
                                            ---------    ---------

RISK-BASED CAPITAL
Tier I capital:
   Shareholders' equity                     $   5,885    $  10,700
Net unrealized (gains) losses on
  available for sale securities                   521       (1,027)
   Minority interest                            1,865        2,785
   Less: intangibles                           (1,103)      (1,593)
                                            ---------    ---------
     Total Tier I capital                   $   7,168    $  10,865
                                            ---------    ---------
Tier II Capital:
   Allowable reserve for loan losses        $   3,173    $   4,016
   Qualifying long-term debt                    3,995        6,849
                                            ---------    ---------
     Total Tier II capital                      7,168       10,865
                                            ---------    ---------
     Total capital                          $  14,336    $  21,730
                                            =========    =========
Risk-adjusted assets                        $ 246,139    $ 303,284
                                            =========    =========
Capital ratios:
   Tier I Capital to risk weighted assets        2.91%        3.58%
   Total Capital to risk weighted assets         5.82%        7.16%
   Tier I Capital to average assets              1.93%        2.48%


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


The regulatory capital levels shown above include certain amounts of trust preferred securities issued by the Corporation's business trust subsidiary in 1999. Federal Reserve guidelines limit the amount of trust preferred securities and cumulative preferred stock which can be included in Tier I capital to 25% of total Tier I capital. As of June 30, 2004 and December 31, 2003, $1,792,000 and $2,785,000, respectively, of the $12,450,000 of trust preferred securities were available as Tier I capital of the Corporation.


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

                       NORTH COUNTRY FINANCIAL CORPORATION

                         ITEM 4. CONTROLS AND PROCEDURES


As of June 30, 2004 an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings as of June 30, 2004

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended June 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS



The annual meeting of the Registrant's shareholders was held on May 18, 2004. The purpose of the meeting was to elect directors, as shown below, each for a three-year term expiring in 2007. The number of shares voted is presented in the table below.



                                For             Withheld

Stanley J. Gerou II          4,512,567          238,124
John D. Lindroth             4,444,140          306,551
Stephen H. Madigan           4,554,805          195,886
Spencer B. Shunk             4,498,334          252,357


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


Exhibit 10 Modification of Employment Agreement dated May 18, 2004 between North Country Financial Corporation and C. James Bess.


Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

(b) The following Form 8-K filings were made during the quarter for which this report is filed:


   - Form 8-K dated April 9, 2004, filed pursuant to Item 12, regarding the issuance of a press release announcing earnings for the quarter ended March 31, 2004.



   - Form 8-K dated April 23, 2004, filed pursuant to Item 5, regarding the issuance of a press release announcing the Corporation entered into a definitive agreement to sell two branch offices.



   - Form 8-K dated May 11, 2004, filed pursuant to Item 5, regarding the issuance of a press release announcing that the Corporation entered into a definitive agreement to sell a branch office.


   - Form 8-K dated May 17, 2004, filed pursuant to Item 5, regarding the issuance of a press release announcing the closing of four branch offices.

   - Form 8-K dated June 23, 2004, filed pursuant to Item 9, regarding the issuance of a press release announcing the conditional settlement of class action securities litigation.

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


8/9/04                              By: /s/ C. James Bess
--------                                ----------------------------------------
Date                                    C. JAMES BESS,
                                        PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                        (principal executive officer)


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


Exhibit 10      Modification of Employment Agreement.


Exhibit 31.1    Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2    Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1    Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2    Section 1350 Certification of Chief Financial Officer.