Form 10-Q
period 2004-09-30
NORTH COUNTRY FINANCIAL CORP
filed 2004-11-15
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2004

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

                                 Yes [X]  No[ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                 Yes[ ]  No [X]

As of October 31, 2004, there were outstanding 7,019,152 shares of the registrant's common stock, no par value.

                       NORTH COUNTRY FINANCIAL CORPORATION
                                      INDEX

                                                                                                                        Page No.
                                                                                                                        --------
PART 1.         Financial Information

      Item 1.        Financial Statements

                     Condensed Consolidated Balance Sheets -
                        September 30, 2004 (Unaudited) and December 31, 2003...........................................      1

                     Condensed Consolidated Statements of Operations - Three
                       And Nine Months Ended September 30, 2004 (Unaudited) and
                       September 30, 2003 (Unaudited)..................................................................      2

                     Condensed Consolidated Statements of Changes in Shareholders'
                       Equity - Three and Nine Months Ended September 30, 2004
                       (Unaudited) and September 30, 2003 (Unaudited)..................................................      3

                     Condensed Consolidated Statements of Cash Flows -
                       Nine Months Ended September 30, 2004 (Unaudited) and
                       September 30, 2003 (Unaudited)..................................................................      4

                     Notes to Condensed Consolidated Financial
                       Statements (Unaudited)..........................................................................      5

      Item 2.        Management's Discussion and Analysis of Financial
                       Condition and Results of Operations.............................................................     14

      Item 3.        Quantitative and Qualitative Disclosures About Market Risk........................................     26

      Item 4.        Controls and Procedures...........................................................................     27

PART II.        Other Information

      Item 1.        Legal Proceedings.................................................................................     30

      Item 6.        Exhibits and Reports on Form 8-K..................................................................     35

SIGNATURES.............................................................................................................     36

                       NORTH COUNTRY FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                     September 30,      December 31,
                                                                         2004              2003
                                                                         ----              ----
                                                                      (Unaudited)
ASSETS
      Cash and due from banks                                          $   8,210         $   7,433
      Federal funds sold                                                  12,318            15,600
                                                                       ---------         ---------
           Cash and cash equivalents                                      20,528            23,033

      Interest-bearing deposits in other financial institutions            6,126             6,048
      Securities available for sale                                       67,502            84,774
      Federal Home Loan Bank stock                                         4,704             4,544

      Total loans                                                        221,595           297,846
           Allowance for loan losses                                     (10,720)          (22,005)
                                                                       ---------         ---------
      Net loans                                                          210,875           275,841

      Premises and equipment                                              10,927            13,747
      Other real estate held for sale                                      4,650             4,356
      Other assets                                                         6,840            10,196
                                                                       ---------         ---------

           Total assets                                                $ 332,152         $ 422,539
                                                                       =========         =========

LIABILITIES AND SHAREHOLDERS' EQUITY
      Liabilities:
           Non-interest-bearing deposits                               $  23,036         $  26,179
           Interest-bearing deposits                                     200,074           279,615
                                                                       ---------         ---------
                Total deposits                                           223,110           305,794

           Borrowings                                                     85,595            87,026
           Subordinated debentures                                        12,450            12,450
           Other liabilities                                               4,526             6,569
                                                                       ---------         ---------
                Total liabilities                                        325,681           411,839
      Shareholders' equity:
           Preferred stock - No par value:
             Authorized 500,000 shares, no shares outstanding                -0-               -0-
           Common stock - No par value:
             Authorized - 18,000,000 shares
             Issued and outstanding - 7,019,152                           16,175            16,175
           Accumulated deficit                                           (10,530)           (6,502)
           Accumulated other comprehensive income                            826             1,027
                                                                       ---------         ---------

                Total shareholders' equity                                 6,471            10,700
                                                                       ---------         ---------

           Total liabilities and shareholders' equity                  $ 332,152         $ 422,539
                                                                       =========         =========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                           Three Months Ended              Nine Months Ended
                                                              September 30,                  September 30,
                                                           2004           2003           2004           2003
                                                           ----           ----           ----           ----
Interest income:
      Interest and fees on loans:
           Taxable                                       $  3,341       $  4,387       $ 11,206       $ 15,099
           Tax-exempt                                         276            328            919          1,179
      Interest on securities:
           Taxable                                            612            387          1,884          1,599
           Tax-exempt                                          42             55            128            187
      Other interest income                                   137            161            400            473
                                                         --------       --------       --------       --------
           Total interest income                            4,408          5,318         14,537         18,537
                                                         --------       --------       --------       --------

Interest expense:
      Deposits                                              1,246          2,101          4,289          6,779
      Borrowings                                            1,302          1,198          3,554          3,610
      Subordinated debentures                                 -0-            123            356            368
                                                         --------       --------       --------       --------
           Total interest expense                           2,548          3,422          8,199         10,757
                                                         --------       --------       --------       --------

Net interest income                                         1,860          1,896          6,338          7,780
Provision for loan losses                                       0              0              0              0
                                                         --------       --------       --------       --------
Net interest income after provision for loan losses         1,860          1,896          6,338          7,780
                                                         --------       --------       --------       --------
Other income:
      Service fees                                            225            362            805          1,205
      Loan and lease fee income                                 4             17             13             55
      Net security gains                                      -0-             44            -0-            235
      Net gains on sale of loans                               11             20             31            126
      Other                                                   627            109            744            878
                                                         --------       --------       --------       --------
           Total other income                                 867            552          1,593          2,499
                                                         --------       --------       --------       --------

Other expenses:
      Salaries and employee benefits                        1,302          1,442          4,155          4,475
      Furniture and equipment expense                         247            337            819          1,058
      Occupancy expense                                       193            325            740          1,075
      Data processing                                         282            370            985          1,157
      Accounting, legal, and consulting fees                  419            722          1,397          2,388
      Loan and deposit expense                                296            560          1,389          1,468
      Telephone                                                83            352            315          1,049
      Advertising                                               9             29             52            173
      Other                                                   657            623          2,107          2,231
                                                         --------       --------       --------       --------
           Total other expenses                             3,488          4,760         11,959         15,074
                                                         --------       --------       --------       --------

Loss before provision for income taxes                       (761)        (2,312)        (4,028)        (4,795)
Provision for income taxes                                    -0-            650            -0-          2,329
                                                         --------       --------       --------       --------
Net loss                                                 $   (761)      $ (2,962)      $ (4,028)      $ (7,124)
                                                         ========       ========       ========       ========
Loss per common share:
      Basic                                              $   (.10)      $   (.42)      $   (.57)      $  (1.01)
                                                         ========       ========       ========       ========
      Diluted                                            $   (.10)      $   (.42)      $   (.57)      $  (1.01)
                                                         ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                 Three Months Ended             Nine Months Ended
                                                     September 30,                September 30,
                                               2004            2003           2004            2003
                                               ----            ----           ----            ----
Balance, beginning of period                  $  5,885       $ 16,339       $ 10,700       $ 20,503

Net loss for period                               (761)        (2,962)        (4,028)        (7,124)
Net unrealized gain (loss) on securities
  available for sale                             1,347           (517)          (201)          (519)
                                              --------       --------       --------       --------
      Total comprehensive income (loss)            586         (3,479)        (4,229)        (7,643)

Dividends declared                                 -0-            -0-            -0-            -0-
                                              --------       --------       --------       --------

Balance, end of period                        $  6,471       $ 12,860       $  6,471       $ 12,860
                                              ========       ========       ========       ========

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                                  Nine Months Ended
                                                                                                     September 30,
                                                                                                2004            2003
                                                                                                ----            ----
Increase (decrease) in cash and cash equivalents:

      Cash flows from operating activities:
           Net loss                                                                           $  (4,028)      $  (7,124)
           Adjustments to reconcile net loss to
             net cash provided by (used in) operating activities:
                Depreciation and amortization                                                     1,295           2,256
                Provision for impairment of intangible assets                                       -0-              60
                Provision for impairment of other real estate held for sale                          92             220
                Gain on sales of securities                                                         -0-            (235)
                Loss on sales of premises, equipment, and other real estate                          98             192
                FHLB stock dividend                                                                (160)           (113)
                Change in other assets                                                            3,109           6,682
                Change in other liabilities                                                      (2,043)           (856)
                                                                                              ---------       ---------
      Net cash provided by (used in) operating activities                                        (1,637)          1,082
                                                                                              ---------       ---------

      Cash flows from investing activities:
           Net (increase) in interest-bearing deposits in other financial institutions              (78)         (1,340)
           Purchase of securities available for sale                                            (21,910)        (70,680)
           Proceeds from sales of securities available for sale                                     -0-          35,308
           Proceeds from maturities, calls, or paydowns of securities available for sale         38,768          10,246
           Net decrease in loans                                                                 59,813         103,396
           Purchase of premises and equipment                                                       (87)            (41)
           Proceeds from sales of premises, equipment, and other real estate                      6,741           3,845
                                                                                              ---------       ---------
      Net cash provided by investing activities                                                  83,247          80,734
                                                                                              ---------       ---------

      Cash flows from financing activities:
           Net decrease in deposits                                                             (82,684)       (102,684)
           Proceeds from issuance of debt                                                           125             -0-
           Principal payments on borrowings                                                      (1,556)           (398)
                                                                                              ---------       ---------
      Net cash used in financing activities                                                     (84,115)       (103,082)
                                                                                              ---------       ---------

Net change in cash and cash equivalents                                                          (2,505)        (21,266)
Cash and cash equivalents at beginning of period                                                 23,033          43,792
                                                                                              ---------       ---------

Cash and cash equivalents at end of period                                                    $  20,528       $  22,526
                                                                                              =========       =========

Supplemental cash flow information:

Cash paid (refunded) for:
      Interest                                                                                $   8,405       $  11,367
      Income taxes                                                                                  -0-          (3,203)

Noncash investing activities - Transfers of foreclosures from loans to other real estate          5,153           2,741

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      Basis of Presentation

      The unaudited condensed consolidated financial statements of North Country Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2004, are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003.

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

      In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers. The "net" other income and other expenses was not changed due to these reclassifications.

      Allowance for Loan Losses

      The allowance for loan losses includes specific allowances related to commercial loans, which were judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on present value of future cash flows of expected future payments using the loan's initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

      The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the nine months ended September 30, 2003. There were no options granted in 2004.

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

      The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the nine months ended September 30, 2004 and September 30, 2003 (dollars in thousands, except per share data) as follows:

                                                                September 30,        September 30,
                                                                   2004                  2003
                                                                   ----                  ----
Net loss:

  As reported                                                 $        (4,028)      $        (7,124)
  Total stock-based compensation expense
    determined under fair value-based method, net of tax                  -0-                   (35)
                                                              ---------------       ---------------
  Pro forma                                                   $        (4,028)      $        (7,159)
                                                              ===============       ===============

Loss per share - Basic:

  As reported                                                 $          (.10)      $         (1.01)
                                                              ===============       ===============

  Pro forma                                                   $          (.10)      $         (1.02)
                                                              ===============       ===============

Loss per share - Diluted:

  As reported                                                 $          (.10)      $         (1.01)
                                                              ===============       ===============

  Pro forma                                                   $          (.10)      $         (1.02)
                                                              ===============       ===============

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

3.    EARNING (LOSS) PER SHARE

      Earnings (loss) per share are based upon the weighted average number of shares outstanding.

       The following shows the computation of basic and diluted (loss) per share for the three months and nine months ended September 30, 2004 and 2003 (dollars in thousands, except per share data):

                                                                 Three Months Ended                     Nine Months Ended
                                                                    September 30,                          September 30,
                                                          2004                    2003               2004                2003
                                                          ----                    ----               ----                ----
Basic (loss) per common share:
   Net (loss)                                        $           (761)      $         (2,962)  $         (4,028)   $         (7,124)
                                                     ================       ================   ================    ================
   Weighted average common shares outstanding                   7,019                  7,019              7,019               7,019
                                                     ================       ================   ================    ================
     Basic (loss) per common share                   $           (.10)      $           (.42)  $           (.57)   $          (1.01)
                                                     ================       ================   ================    ================
Diluted (loss) per common share:

   Net (loss)                                        $           (761)      $         (2,962)  $         (4,028)   $         (7,124)
                                                     ================       ================   ================    ================
   Weighted average common shares outstanding
     for basic (loss) per common share                          7,019                  7,019              7,019               7,019
   Add:  Dilutive effect of assumed exercise
     of stock options                                             -0-                    -0-                -0-                 -0-
                                                     ----------------       ----------------   ----------------    ----------------
   Add:  Dilutive effect of directors' deferred
      stock compensation                                          -0-                    -0-                -0-                 -0-
     Average shares and dilutive potential
       common shares                                            7,019                  7,019              7,019               7,019
                                                     ================       ================   ================    ================

        Diluted (loss) per common share              $           (.10)      $           (.42)  $           (.57)   $          (1.01)
                                                     ================       ================   ================    ================

4.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2004 and December 31, 2003, are as follows (dollars in thousands):

                                                  September 30, 2004           December 31, 2003
                                             Amortized      Estimated      Amortized      Estimated
                                                Cost        Fair Value        Cost        Fair Value
                                                ----        ----------        ----        ----------
U.S. Agencies                                 $29,953        $29,942        $36,017        $36,225
Obligations of states and political
  subdivisions                                  3,711          4,053          3,772          4,105
Corporate securities                              667            689            666            708
Mortgage-related securities                    32,345         32,818         43,292         43,736
                                              -------        -------        -------        -------
   Total securities available for sale        $66,676        $67,502        $83,747        $84,774
                                              =======        =======        =======        =======

      The amortized cost and estimated fair value of investment securities pledged at September, 30, 2004 amount to $62.3 million and $62.8 million, respectively. These securities are pledged to secure Federal Home Loan Bank borrowings, and Treasury Tax and Loan deposits.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.    LOANS

      The composition of loans at September 30, 2004 and December 31, 2003 (dollars in thousands):

                                                   September 30,   December 31,
                                                       2004           2003
                                                       ----           ----
Commercial real estate                               $ 39,742        $ 39,571
Commercial, financial, and agricultural               134,393         203,393
One- to - four family residential real estate          44,365          51,120
Consumer                                                2,646           3,195
Construction                                              449             567
                                                     --------        --------

   Total loans                                       $221,595        $297,846
                                                     ========        ========

      LOANS - ALLOWANCE FOR LOAN LOSSES

      An analysis of the allowance for loan losses for the nine months ended September 30, 2004, and 2003 (dollars in thousands):

                                    September 30,    September 30,
                                        2004            2003
                                        ----            ----
Balance at beginning of period        $ 22,005         $ 24,908
Recoveries on loans                        633            2,053
Loans charged off                      (11,918)          (5,312)
                                      --------         --------

   Balance at end of period           $ 10,720         $ 21,649
                                      ========         ========

      The allowance for loan losses was significantly impacted by loan charge offs in the first nine months of 2004. The corporation completed the sale of $25.2 million of loans, primarily nonperforming, during the first quarter of 2004 which resulted in a previously allocated specific reserve on these loans being recognized as a charge off. This specific reserve charge off amounted to $7.4 million.

      The aggregate amount of nonperforming residential and consumer loans was approximately $469,000 and $2,047,000 at September 30, 2004 and December 31, 2003, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the nine months ended September 30, 2004 and 2003.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      LOANS - IMPAIRED LOANS

      A loan is considered impaired based on current information and events, if it is probable that the Corporation will be unable to collect the scheduled payments of principal or interest when due according to the contractual terms of the loan agreement.

      The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

                                                                                         Valuation Reserve
                                                                                         -----------------
                                                      September 30,  December 31,  September 30,   December 31,
                                                          2004           2003          2004            2003
                                                          ----           ----          ----            ----
Balances, at period end
     Impaired loans with valuation reserve              $ 3,845        $39,993        $ 2,230        $ 5,350
     Impaired loans with no valuation reserve             6,160          3,834              -              -
                                                        -------        -------        -------        -------
                Total impaired loans                    $10,005        $43,827        $ 2,230        $ 5,350
                                                        =======        =======        =======        =======

     Impaired loans on nonaccrual basis                 $ 6,862        $36,646        $   377        $ 4,720
     Impaired loans on accrual basis                      3,143          7,181          1,853            630
                                                        -------        -------        -------        -------
                Total impaired loans                    $10,005        $43,827        $ 2,230        $ 5,350
                                                        =======        =======        =======        =======

Average investment in impaired loans                    $12,907        $46,700
Interest income recognized during impairment                961          1,307
Interest  income that would have been recognized
   on an accrual basis                                      646          2,793
Cash-basis interest income recognized                       771            718

      LOANS - RELATED PARTIES

      The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans for the nine months ended September 30, 2004, and the year ended December 31, 2003, is summarized below (dollars in thousands).

                                                                  September 30,    December 31,
                                                                      2004             2003
                                                                      ----             ----
Loans outstanding beginning of period                               $  6,514         $ 10,987
New loans                                                                330              -0-
Repayment                                                               (465)          (4,480)
Increase related to new executive officers and directors                 -0-               98
Decrease related to retired executive officers and directors
or change in related party interests                                  (5,621)             (91)
                                                                    --------         --------

   Loans outstanding, end of period                                 $    758         $  6,514
                                                                    ========         ========

      There were no loans to related parties classified at September 30, 2004 and December 31, 2003, respectively.

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.    BORROWINGS

      Borrowings consist of the following at September 30, 2004 and December 31, 2003 (dollars in thousands):

                                                                          September 30,   December 31,
                                                                              2004            2003
                                                                              ----            ----
Federal Home Loan Bank advances at rates ranging from 4.35% to 7.59%
   with maturities from less than one year to seven years                    $83,986        $85,475
Farmers Home Administration, fixed rate note payable, maturing August
   24, 2024, interest payable at 1%                                            1,484          1,551
Director loans, fixed rate notes payable, maturing May 1, 2006,
   interest payable at 3%                                                        125            -0-
                                                                             -------        -------
Borrowings outstanding, end of period                                        $85,595        $87,026
                                                                             =======        =======

      The Federal Home Loan Bank borrowings are collateralized at September 30, 2004 by the following: a collateral agreement of the Corporation's one-to- four family residential real estate loans and commercial real estate leases with a book value of approximately $57.9 million.; U.S. government agency and mortgage-backed securities with an amortized cost and estimated fair value of $61.3 million and $61.7 million respectively; an interest-bearing deposit in the amount of $6.1 million; and Federal Home Loan Bank stock owned by the Bank totaling $4.7 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2004.

      The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $494 thousand originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $1.1 million, and guaranteed by the Corporation.

7.    STOCK OPTION PLANS

      A summary of stock option transactions for the nine months ended September 30, 2004 and the year ended December 31, 2003, is as follows:

                                                        Number of Shares
                                                 ----------------------------
                                                 September 30,   December 31,
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

      Following is a summary of the options outstanding and exercisable at September 30, 2004:

                                            Weighted
                                             Average           Weighted
                                            Remaining           Average
   Exercise                                Contractual         Exercise
  Price Range            Number             Life-Years           Price
  -----------            ------             ----------           -----
 $7.80 - $12.00          249,800                  4.58       $       9.18
$15.00 - $20.33          285,932                  3.30              18.26
                        --------           -----------       ------------

                         535,732                  3.90       $      14.02
                        ========           ===========       ============

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

           These commitments are as follows (dollars in thousands):

                                             September 30,    December 31,
                                                  2004            2003
                                                  ----            ----
Commitments to extend credit:
   Fixed rate                                    $   488        $ 3,870
   Variable rate                                   8,685         73,651
Standby letters of credit - Variable rate         17,849         14,498
Credit card commitments - Fixed rate               3,047          3,381
                                                 -------        -------

                                                 $30,069        $95,400
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

                       NORTH COUNTRY FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

      Concentration of Credit Risk

      The Bank grants commercial, residential, agricultural, and consumer loans throughout its markets, primarily Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $54.8 million, or 31.2% of the commercial loan portfolio at September 30, 2004. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality

9.    SUBSEQUENT EVENTS

      Subsequent to September 30, 2004, the Corporation mailed a definitive proxy statement to shareholders of record as of October 15, 2004. This proxy statement was mailed in connection with a special meeting of the shareholders to be held on November 18, 2004. This special meeting is being held to seek shareholder approval for the following proposals: stock purchase agreement which results in a $30 million recapitalization; a contemplated 20:1 reverse stock split; corporate name change; and approval of amendments to a stock incentive plan. The definitive proxy statement filed with the Securities and Exchange Commission on October 18, 2004 gives detailed information concerning these shareholder proposals

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report and Form 10-K for the year-ended December 31, 2003. Throughout this discussion, the term "Bank" refers to North Country Bank and Trust, the principal banking subsidiary of the Corporation.

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

Year-to-date consolidated net loss was $4.0 million through September 30, 2004, compared to a net loss of $7.1 million for the same period in 2003. Basic loss per share was $.57 for the nine months ended September 30, 2004, compared to a loss per share of $1.01 for the same period in 2003. There was no provision for loan losses for the nine months ended September 30, 2004 and 2003. Total assets declined $90.4 million from December 31, 2003 to September 30, 2004. The loan portfolio continued to experience declines through the third quarter of 2004, decreasing $76.3 million from December 31, 2003 to September 30, 2004. Deposits have decreased $82.7 million since December 31, 2003.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $2.5 million through the third quarter of 2004. This was due to a decreased need to maintain liquidity after funding branch sales and deposit maturities. See further discussion of the change in cash and cash equivalents in the Liquidity section of this discussion.

INVESTMENT SECURITIES

Available-for-sale securities decreased $17.3 million, or 20.4%, from December 31, 2003 to September 30, 2004, with the balance on September 30, 2004 totaling $67.5 million. The decrease in investments during the first nine months of 2004 was due to a combination of maturities, calls, and paydowns of agencies and mortgage related securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2004, investment securities with an estimated fair value of $62.8 million were pledged for purposes of securing Treasury Tax and Loan deposits and FHLB advances.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

LOANS

Through the first nine months of 2004, loan balances decreased by 76.3 million, or 25.6% from December 31, 2003 balances of $297.8 million. As planned, the Bank continues to decrease certain segments of its loan portfolio through tightened underwriting and credit practices and controls. The Bank completed the sale of $25.2 million of loans on March 31, 2004. This sale was composed of primarily non-performing loans and resulted in a reduction in non-accrual loans of $17.5 million and a total reduction in non-performing loans of $18.5 million. This loan sale also reduced concentration exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, most segments of the loan portfolio declined in the first six months of 2004. Management intends to increase lending activities in its market for mortgage, consumer and commercial loan products while concentrating on loan quality, industry concentration issues and competitive pricing.

Following is a summary of the loan portfolio at September 30, 2004 and December 31, 2003 (dollars in thousands):

                                                 September 30,       % of         December 31,        % of
                                                     2004            Total            2003            Total
                                                     ----            -----            ----            -----
Commercial real estate                             $ 39,742            17.9%        $ 39,571            13.3%
Commercial, financial, and agricultural             134,393            60.7          203,393            68.3
One-to- four family residential real estate          44,365            20.0           51,120            17.1
Consumer                                              2,646             1.2            3,195             1.1
Construction                                            449              .2              567              .2
                                                   --------        --------         --------        --------

     Total loans                                   $221,595           100.0%        $297,846           100.0%
                                                   ========        ========         ========        ========

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2004 and December 31, 2003 (dollars in thousands):

                                            September 30, 2004                               December 31, 2003
                                            ------------------                               -----------------
                                                Percent of        Percent of                     Percent of          Percent of
                             Outstanding        Commercial      Shareholders'  Outstanding       Commercial        Shareholders'
                               Balance             Loans            Equity       Balance           Loans               Equity
                             -----------        ----------      -------------  -----------       ----------        -------------
Hospitality and tourism       $   54,780            31.4%           846.6%      $   76,131             31.3%           711.5%
Gaming                            14,932             8.6%           230.8%          22,317              9.2            208.6%
Other                            104,423            60.0%         1,633.2%         144,516             59.5          1,350.7%
                              ----------           -----       ----------       ----------       ----------          -------
  Total Commercial Loans      $  174,135           100.0%                       $  242,964            100.0%
                              ==========           =====                        ==========       ==========

Management has made considerable progress in reducing concentrations of hospitality and tourism loans, which reduced exposure to this economic segment and lowered overall loan portfolio risk. Management expects further reduction in concentrations of hospitality and tourism loans through a combination of new loans in other industries and paydowns and maturities of current portfolio loans in this sector.

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At September 30, 2004, the allowance for loan losses decreased to 4.84% of total loans outstanding from 7.39% at

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

December 31, 2003. The decrease of the allowance as a percentage of total loans is due to the reduction of the reserve from charge off activity which was partially offset by a decrease in loans outstanding from December 31, 2003 to September 30, 2004. Although the reserve as a percentage of loans outstanding has decreased, all other coverage ratios show significant improvement due to the reduction in nonperforming loans.


                                            September 30,     December 31,
                                                 2004             2003
                                                 ----             ----
NONPERFORMING ASSETS:
Nonaccrual Loans                               $ 6,862           $38,660
Loans past due 90 days or more                     143               241
Restructured Loans                                   0             7,181
                                               -------           -------
   Total nonperforming loans                     7,005            46,082
Other real estate owned                          4,650             4,356
                                               -------           -------
   Total nonperforming assets                  $11,655           $50,438
                                               =======           =======
Nonperforming loans as a% of loans                3.16%            15.47%
                                               -------           -------
Nonperforming assets as a% of assets              3.51%            11.94%
                                               -------           -------
RESERVE FOR LOAN LOSSES:
At period end                                  $10,720           $22,005
                                               -------           -------
As a% of loans                                    4.84%             7.39%
                                               -------           -------
As a% of nonperforming loans                    153.03%            47.75%
                                               -------           -------
As a% of nonaccrual loans                       156.22%            56.92%
                                               =======           =======

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding amounted to 4.45% for the nine months ended September 30, 2004. Net charge-offs for the nine-month period ended September 30, 2004, were $11.3 million compared to $3.3 million for the same period in 2003. Charge offs during the first six months of 2004 include $7.4 million of charge offs incurred as a result of the sale of $25.2 million of primarily nonperforming loans. The sale of these nonperforming loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not recognize a provision for loan losses for the nine months ended September 30, 2004 and September 30, 2003.

Following is the allocation of the allowance for loan losses as of September 30, 2004 and December 31, 2003 (dollars in thousands):

                                                               September 30,    December 31,
                                                                   2004             2003
                                                               -------------    ------------
Commercial, financial and agricultural loans                     $ 4,228          $11,222
One- to four-family residential real estate loans                    105              280
Reserve allocation based upon historical loss rate                 2,812
Specific reserve on loans sold in first quarter of 2004              -0-            7,425
Unallocated                                                        3,575            3,078
                                                                 -------          -------

Totals                                                           $10,720          $22,005
                                                                 =======          =======

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following ratios assist management in the determination of the Corporation's credit quality (dollars in thousands):

                                                              September 30,         December 31,
                                                                 2004                   2003
                                                                 ----                   ----
Allowance to total loans, at period end                              4.84%                 7.39%
Average loans outstanding, for the nine month period
     and year end respectively                                $   253,414           $   361,144
Net charge-offs to average outstanding loans                         4.45%                  .80%
Nonperforming loans to gross loans                                   3.16%                15.47%

Total non-performing loans decreased $32.8 million since December 31, 2003, after the net charge-offs of $11.2 million which have been recognized through September 30, 2004. Contributing to the significant reduction in non-performing loans was the sale of $25.2 million in loans of which $18.5 million were non-performing.

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management intensified the review of the Corporation's loans, related collateral evaluations, and the overall lending process during 2003 and for the first nine months of 2004. The Corporation also utilized a loan review consultant in 2003 and 2004 to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The following table represents the activity in other real estate (dollars in thousands):

                                               September 30,    September 30,
                                                   2004              2003
                                                   ----              ----
Balance at beginning of period                    $ 4,356           $ 5,409
Other real estate transferred from loans            5,153             4,304
Write-downs of other real estate                      (92)             (848)
Other real estate sold                             (4,767)           (4,545)
                                                  -------           -------
   Balance at end of period                       $ 4,650           $ 4,320
                                                  =======           =======

During the first nine months of 2004, the Corporation received real estate in lieu of loan payments of $5.2 million of which $1.5 occurred in the third quarter. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reductions in the fair value result in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent valuations of current realizable fair values.

DEPOSITS

The Corporation had a reduction in total deposits of $82.7 million, or 27%, in the first nine months of 2004. Due to the reduction in the loan portfolio, management was able, over the last nine months, to reduce its reliance on brokered and noncore certificates of deposits over $100,000. Brokered deposits decreased by $30.0 million during the first nine months of 2004, while certificates of deposit over $100,000 showed a decrease of $2.8 million during the first nine months of 2004 to $15.8 million at September 30, 2004. The Corporation's other deposit categories decreased by $49.9 million in the first nine months of 2004. Contributing to the decrease in deposits for the nine month period was the sale of five branch offices with deposits of $26.5 million.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings amounted to $85.6 million at September 30, 2004 of which $84.0 million were from the Federal Home Loan Bank of Indianapolis (FHLB). The FHLB borrowings carry fixed interest rates and stated maturities ranging through 2011. Fixed rate borrowings totaling $80 million are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management does not anticipate increasing the FHLB borrowings in the near future. In 2004 the Corporation borrowed $125 thousand in total from several of its directors. The borrowings, considering the financial condition of the Corporation, were at favorable terms.

SUBORDINATED DEBENTURES

In 1999, the Corporation's business trust subsidiary, North Country Capital Trust, completed a private offering of its trust preferred securities, in the amount of $12,450,000. The proceeds from the sale of the trust preferred securities were used by North Country Capital Trust to purchase a like amount of subordinated debentures of the Corporation. Under regulatory guidelines, the amount of such trust preferred securities is eligible as regulatory capital, as defined, subject to certain limitations. The Board of Directors of the Corporation adopted a resolution to apply for the deferment of interest payment on the Corporation's subordinated debentures, which fund quarterly distributions on the trust preferred securities. The governing documents allow for such a deferral of payments for up to 20 quarters. Management has deferred the quarterly payments beginning with the November 14, 2002 payment and it is expected that interest will continue to be deferred during the pendency of the Order and until the Board of Directors believes it is prudent to resume payments. As of September 30, 2004, the balance of deferred interest payable amounted to $1,078,000.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $4.2 million from December 31, 2003 to September 30, 2004. The decrease represents the net loss of $4.0 million and a decrease in the net unrealized gain on securities of $.2 million for the nine months ended September 30, 2004. The declaration of dividends is contingent on a variety of factors, including satisfaction of requirements in the Order and receipt of approval by the Federal Reserve Bank of Chicago. The Board of Directors does not anticipate declaring any dividends in the near future.

RESULTS OF OPERATIONS

OVERVIEW

The Corporation incurred a loss of $4.2 million for the first nine months of 2004 compared to a loss of $7.1 million for the same period in 2003. The reduction in loss for 2004 is primarily from decreases in all categories of other expense due to the combination of cost savings from branches sold and closed along with significant reductions in accounting, legal and professional services.

For the quarter ended September 30, 2004, the Corporation lost $.8 million compared to $3.0 million in the third quarter of 2003. This reduced lost for the quarter is due to a variety of factors including cost reduction due to branch closures and sales along with reductions in accounting, legal and consulting due to less reliance on external professionals.

NET INTEREST INCOME

Net interest income before the provision for loan losses for the nine months ended September 30, 2004, decreased by $1.4 million, or 18.5% compared to the same period one year ago. The decrease in loan volume was offset by the decrease in deposit volume, this loss in margin interest, combined with the positive impact of a reduction in nonaccrual loans, and a continued low interest rate environment have resulted in an overall decline in net interest

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

income. Net interest income, before provision for loan losses for the three months ending September 30, 2004, showed a decrease of $36,000 compared to the third quarter in 2003.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses for the nine months ended September 30, 2004 and 2003. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses.

OTHER INCOME

Other income decreased by $906,000 for the nine months ended September 30, 2004 compared to the nine months ended September 30, 2003. Service fees decreased $400,000, while loan and lease income declined $42,000. The decline in service fees is primarily due to the significant decline in deposits from September 30, 2003 to September 30, 2004. Other income was positively impacted in the first nine months of 2004 from a gain of $258,000 on the sale of a limited partnership interest, and a net gain from the sale of five branch offices amounting to $204,000. Other income for the nine months ended September 30, 2004 included $36,000 of gains due to foreign exchange activities compared to $541,000 of gains recorded for the same period in 2003.

Other income for the third quarter of 2004 increased by $315,000 compared to the third quarter of 2003. Service fees declined $137,000 due primarily to the decrease in deposit accounts and balances. The third quarter of 2004 benefited by gains of $473,000 from the sale of three branch offices.

The following table details other income for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

                                Three Months Ended      % Increase   Nine Months Ended      % Increase
                                   September 30,        (Decrease)      September 30,       (Decrease)
                                 2004        2003       2004-2003     2004       2003       2004-2003
                                 ----        ----       ---------     ----       ----       ---------
Service fees                    $  225      $  362        (37.8%)    $  805      $1,205       (33.2%)
Loan and lease fee income            4          17        (76.4%)        13          55       (76.4%)
Net gains on sale of loans          11          20          (45%)        31         126       (75.4%)
Other                              627         109        475.2%        744         878       (15.3%)
                                ------      ------        -----      ------      ------       -----
   Subtotal                        867         508        (70.7%)     1,593       2,264       (29.6%)
                                ------      ------        -----      ------      ------       -----
Net Securities gains                 -          44          N/A           -         235         N/A
                                ------      ------        -----      ------      ------       -----
   Total other income           $  867      $  552         57.1%     $1,593      $2,499       (36.3%)
                                ======      ======        =====      ======      ======       =====

OTHER EXPENSES

Other expenses decreased $3,115,000 for the nine months ended September 30, 2004, compared to the same period of 2003. Salaries, commissions, and related benefits decreased by $320,000 during the first nine months of 2004 compared to the same period in 2003. During the first nine months of 2004, the Corporation recognized the cost of closing five branch offices which amounted to $452,000. The Corporation has taken action, since the fall of 2003, to reduce reliance on external accounting and consulting services which has resulted in a reduction in accounting, legal, and consulting fees of $991,000 when comparing the nine months ended September 30, 2004 to the same period in 2003. Another area of significant expense reduction is telephone expense which decreased by $734,000 from the nine months ended September 30, 2003 when compared to the same period in 2004. Telephone expense decreased primarily because of the reduction in the number of branch offices. The Corporation has also reduced

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

costs in most other areas of expense due primarily to the branch sale and closures. These expense reductions are expected to continue as a result of lower costs associated with nonperforming assets and less overhead due to the previously discussed branch closings.

Other expenses decreased $1.3 million in the third quarter of 2004 compared to the same period in 2003. This decrease was primarily due to decreased expenses related to occupancy, furniture, equipment, and telephone expenses due to closures and sales of branch offices. The reduction in accounting, legal, and consulting fees of $303,000 was due to the added expertise of new management which places less reliance on external sources. The decrease in loan and deposit expenses in the third quarter of 2004 compared to the same period in 2003 was due to the reduction in costs related to problem loan administration. These loan collection costs are expected to show further reductions in future periods due to lower levels of nonperforming loans.

The following table details other expense for the three and nine months ended September 30, 2004 and 2003 (dollars in thousands):

                                                                Increase                                Increase
                                        September 30,           (Decrease)        September 30,         (Decrease)
                                      2004         2003         2004-2003       2004        2003        2004-2003
                                      ----         ----         ---------       ----        ----        ---------
Salaries and employee benefits       $ 1,302      $ 1,442         (9.7%)      $ 4,155      $ 4,475         (7.2%)
Furniture and equipment expense          247          337        (26.7%)          819        1,058        (22.6%)
Occupancy expense                        193          325        (40.6%)          740        1,075        (31.2%)
Data processing                          282          370        (23.8%)          985        1,157        (14.9%)
Accounting, legal,
  and consulting fees                    419          722        (42.0%)        1,397        2,388        (41.5%)
Loan and deposit expense                 296          560        (47.1%)        1,389        1,468         (5.4%)
Telephone                                 83          352        (76.4%)          315        1,049         70.0%
Advertising                                9           29        (69.0%)           52          173         70.0%
Other                                    657          623          5.5%         2,107        2,231         (5.6%)
                                     -------      -------        -----        -------      -------        -----
  Total other expense                $ 3,488      $ 4,760        (26.7%)      $11,959      $15,074        (20.7%)
                                     =======      =======        =====        =======      =======        =====

FEDERAL INCOME TAXES

The income tax provision of $2.3 million for the nine months ended September 30, 2003 was the result of an addition to the valuation allowance provided against the deferred tax asset. This provision increased the valuation allowance to $9.3 million at September 30, 2003. The Corporation's current year net loss carryover may expire prior to its utilization; therefore, no tax credit is being recorded in anticipation of a future tax benefit from the use of loss or credit carryovers.

LIQUIDITY

As a result of the Corporation's 2003 annual and nine month 2004 results, and the constraints of the Order, sources of liquidity, such as lines of credit from correspondent banks, additional borrowings from the Federal Home Loan Bank, brokered deposits, and the issuance of stock, which were historically available, are currently not short-term sources of liquidity. The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2004 are discussed below.

The Corporation is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. As a result of the Order, and the restrictions placed upon the Bank as it relates to payment of dividends, the Corporation faces a short-term liquidity crisis. Early in the second quarter, the parent company addressed the immediate cash needs of day-to-day operations and payment of legal and professional costs by borrowing $125,000 in total, from members of its board of directors. This $125,000 was advanced to the Corporation over a three month period. The terms of these borrowings, considering the financial condition of the

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Corporation, were favorable as compared to prevailing borrowing opportunities offered elsewhere. The Corporation is exploring additional areas for cash infusion into the corporation, including the sale of stock or the investment in the Corporation by a third party.

During the first nine months of 2004, the Corporation decreased cash and cash equivalents by $2.5 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from cash provided by investing activities. In the first nine months of 2004, the Corporation funded the reduction of deposits of $82.7 million primarily through the balance sheet reductions of loans, $59.8 million, and investments, $17.3 million. These asset reductions allowed the Corporation to maintain adequate liquidity and provide the necessary funding for branch sales along with maturities of brokered and other time deposits. The Corporation had adequate liquidity as of September 30, 2004.

As of September 30, 2004, the Corporation has suspended eight quarterly payments of interest on its subordinated debentures that fund quarterly distributions on the trust preferred securities issued by its trust subsidiary, North Country Capital Trust. The debenture agreement allows for suspension of payments for up to 20 quarterly payments.

The Corporation's liquidity plan for 2004 includes strategies to increase core deposits in the Corporation's local markets. New products and advertising commenced in 2004, with a goal of increasing core deposits to reduce the dependency on noncore deposits. The Corporation's liquidity plan for the remainder of 2004 calls for augmenting local deposit growth efforts with Internet CD funding to the extent necessary. There is no assurance that Internet CDs will be available in adequate amounts or at economically feasible pricing, however, the Bank's experience with Internet CDs has thus far shown them to be a reliable and cost effective alternative source of funds.

During the fourth quarter of 2002, the unsecured lines of credit the Corporation had with two correspondent banks were closed by those banks. In the first quarter of 2003, the Corporation established a secondary borrowing arrangement with the Federal Reserve Bank collateralized by loans.

CAPITAL AND REGULATORY

During the first nine months of 2004, capital decreased by $4.2 million, as a result of the net loss of $4.0 million and the decrease in the unrealized gain on securities available for sale of $.2 million. This compares to a decrease in capital during the same period in the previous year of $7.6 million, resulting primarily from a net loss, and changes in the unrealized gain on securities available for sale.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2004, the Corporation, and as of December 31, 2003, the Corporation and the Bank, were undercapitalized. See discussions on the following pages of the regulatory requirements and the Corporation's plans for increasing its capital ratios.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

The following table details sources of capital for the periods indicated:

                                             September 30,     December 31,
                                                 2004             2003
                                                 ----             ----
CAPITAL STRUCTURE
Long-term debt (1)                             $  12,450        $  12,450
Shareholders' equity                               6,471           10,700
                                               ---------        ---------
Total capitalization                           $  18,921        $  23,150
                                               ---------        ---------
Tangible capital                               $  17,900        $  21,557
                                               ---------        ---------

INTANGIBLE ASSETS
Core deposit premium                           $     517        $   1,067
Other identifiable intangibles                       504              526
                                               ---------        ---------
Total intangibles                              $   1,021        $   1,593
                                               ---------        ---------

RISK-BASED CAPITAL
Tier I capital:
   Shareholders' equity                        $   6,471        $  10,700
Net unrealized (gains) losses on
   available for sale securities                    (826)          (1,027)
   Minority interest                               1,641            2,785
   Less: Intangibles                              (1,021)          (1,593)
                                               ---------        ---------
     Total tier I capital                      $   6,265        $  10,865
                                               ---------        ---------
Tier II capital:
   Allowable reserve for loan losses           $   3,056        $   4,016
   Qualifying long-term debt                       3,209            6,849
                                               ---------        ---------
     Total tier II capital                         6,265           10,865
                                               ---------        ---------
     Total capital                             $  12,530        $  21,730
                                               =========        =========
Risk-adjusted assets                           $ 236,803        $ 303,284
                                               =========        =========

Capital ratios:
   Tier I capital to risk weighted assets           2.65%            3.58%
   Total capital to risk weighted assets            5.29%            7.16%
   Tier I capital to average assets                 1.82%            2.48%

(1) Long-term debt consists of the Corporation's subordinated debentures.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                      AND RESULTS OF OPERATIONS (Continued)

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                                          Tier I             Tier I                 Total
                                                                        Capital to         Capital to            Capital to
                                                                          Average         Risk-Weighted         Risk-Weighted
                                                                          Assets             Assets                Assets
                                                                          ------             ------                ------
Regulatory minimum for capital adequacy purposes                           4.00%              4.00%                  8.00%

The Corporation:
     September 30, 2004                                                    1.82%              2.65%                  5.29%
     December 31, 2003                                                     2.48%              3.58%                  7.16%

The Bank:
     September 30, 2004                                                    5.44%              7.93%                  9.22%
     December 31, 2003                                                     4.81%              6.93%                  8.26%

The regulatory capital levels shown above include certain amounts of trust preferred securities issued by the Corporation's business trust subsidiary in 1999. Federal Reserve guidelines limit the amount of trust preferred securities and cumulative preferred stock which can be included in Tier I capital to 25% of total Tier I capital. As of September 30, 2004 and December 31, 2003, $1,566,000 and $2,785,000, respectively, of the $12,450,000 of trust preferred securities were available as Tier I capital of the Corporation.

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

Since the entry of the Order, and as of September 30, 2004, the Bank has not been in compliance with the minimum capital ratios specified in the Order. There can be no assurance that the Corporation can take steps in the time limits prescribed by the Order to restore the Bank's capital ratios to the required levels, and it has not done so as of the date of this report. Noncompliance with the minimum capital requirements and/or other requirements of the Order may impact the ability of the Corporation and the Bank to remain as ongoing operating entities.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

                       NORTH COUNTRY FINANCIAL CORPORATION
                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

The following is the Corporation's repricing opportunities at September 30, 2004 (dollars in thousands):

                                            1 - 90       91 - 365        >1 - 5         Over 5
                                             Days          Days           Years          Years        Total
                                             ----          ----           -----          -----        -----
Interest-earning assets:
   Loans                                   $121,274      $  7,696       $ 38,404       $ 54,222      $221,596
   Securities (1)                             7,869         7,049         21,332         35,956        72,206
   Other                                     18,444             0              0              0        18,444
                                           --------      --------       --------       --------      --------

   Total interest-earning assets            147,587        14,745         59,736         90,178       312,246
                                           --------      --------       --------       --------      --------

Interest-bearing obligations:
   Savings deposits                          71,181             0              0              0        71,181
   Time deposits                             28,360        47,986         51,793            753       128,892
   Borrowings                                     0            67         14,317         71,211        85,595
   Subordinated debentures                   12,450             0              0              0        12,450
                                           --------      --------       --------       --------      --------

   Total interest-bearing obligations       111,991        48,053         66,110         71,964       298,118
                                           --------      --------       --------       --------      --------

Gap                                        $ 35,596      $(33,308)      $ (6,374)      $ 18,214      $ 14,128
                                           ========      ========       ========       ========      ========

Cumulative gap                             $ 35,596      $  2,288       $ (4,086)      $ 14,128
                                           ========      ========       ========       ========

(1) Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2004, the Corporation had a cumulative asset sensitivity gap position of $2.3 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could increase. Conversely, if market interest rates decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would decrease.

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

The change in the gap position from December 31, 2003 to September 30, 2004 is a result of the decreases experienced in the loans and deposits with a greater dollar amount of the loan portfolio reductions in the one-year time frame than the deposit reductions. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking office in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of September 30 2004, the Corporation had excess Canadian assets of $2.1 million (or $1.7 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                   ITEM 4. DISCLOSURE CONTROLS AND PROCEDURES

As of September 30, 2004, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings as of September 30, 2004.

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended September 30, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                       NORTH COUNTRY FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank are subject to the Order referred to below, and the litigation and arbitration described below. Information regarding the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in this report, and is incorporated here by reference. The litigation and arbitration that is not routine and incidental to the business of banking is described below. The securities litigation, shareholder's derivative action against current and former directors, and the Ford arbitration discussed below were previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2003, and Quarterly Reports on Form 10-Q for the quarters ended March 31 and June 30, 2004.

Securities Litigation

In an action styled Lanctot v. Littlejohn, et al., filed in the U.S. District Court for the Western District of Michigan on June 13, 2003, a shareholder of the Corporation brought a class action against the Corporation, its former chairman, chief executive officer and director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws.

In another action styled Rosen v. North Country Financial Corporation, et al., filed in the U.S. District Court for the Western District of Michigan on June 23, 2003, a former shareholder of the Corporation has brought a class action against the Corporation, its former chairman, chief executive officer and director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws.

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

On December 1, 2003, the plaintiffs filed their Corrected Consolidated Amended Class Action Complaint ("Amended Complaint"), which adds John F. Stevens as a plaintiff. The Amended Complaint, which demands a jury trial, is brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleges that the Corporation and the individual defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 of the Securities and Exchange Commission (the "SEC") issued under the Exchange Act, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Amended Complaint also alleges violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Amended Complaint is based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the Federal Deposit Insurance Corporation ("FDIC") Rules and Regulations, and the Michigan Banking Code of 1999. The Amended Complaint further alleges that the Corporation's acquisition of American Financial Mortgage, which had an "unusually large number of defaulted loans . . . which triggered the attention of banking regulators"; that a Cease and Desist Order, dated March 26, 2002, which is attached as Exhibit 1 to the Amended Complaint, demonstrates how defendants made "false statements" in public filings and other communications, and were required to take "corrective actions;" that various public filings were "false because the Company's operations resulted in an excessive level of adversely classified assets, delinquent loans, and nonaccrual loans as well as an inadequate level of capital protection for the kind and quality of assets held;" that, "according to former employees, loans for Company insiders and their related entities were often approved regardless of the quality of the loan;" and, that the Corporation incorrectly attributed its performance to the World Trade Center disaster and other factors impacting tourism and hospitality businesses,

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)

instead of disclosing "insider loans," a "disproportionately high loan concentration" in the hospitality industry, and information about the Corporation's banking practices and loan loss reserves. The Amended Complaint seeks certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages on a joint and several basis against all defendants, including the Corporation, plus interest and costs, including attorney's fees and expert's fees.

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

On August 16, 2004, the Court granted conditional approval of the settlement as set forth in the Revised and Amended Stipulation of Settlement. On October 15, 2004, the Court preliminarily certified a class for purposes of settlement only, approved a form of notice of hearing to be distributed to class members, and scheduled a hearing concerning final approval of the settlement. As modifed by a Stipulated Order entered on October 29, 2004, the plaintiffs were allowed to mail notice of the proposed settlement to members of the class. Members of the class are permitted to opt out of the class by written request postmarked no later than November 29, 2004. Members of the class who have not opted out and who file written notice no later than November 24, 2004, may object to approval of the settlement at the hearing concerning final approval before the Court. The hearing concerning final approval of the settlement by the Court is scheduled for December 1, 2004.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)

By Order of the Court dated November 2, 2004, the report of the disinterested person was timely filed with the Corporation on October 23, 2004, and the action was stayed until November 22, 2004. The Corporation is currently evaluating the report of the disinterested person.

On August 27, 2004, a second shareholder's derivative action, styled Virginia M. Damon Trust v. Wipfli Ullrich Bertelson, LLP, and North Country Financial Corporation, Nominal Defendant, was filed in the Michigan Circuit Court for Grand Traverse County by the same shareholder which brought the derivative action discussed above. The complaint, which demands a jury trial, is brought on behalf of the Corporation against Wipfli Ullrich Bertelson, LLP ("Wipfli") under the Michigan Accountant Liability statute, M.C.L. 600.2962. It alleges that Wipfli damaged the Corporation by (i) failing to conduct and oversee, with the due care and competence required of professional accountants, the annual audit of the Corporation's financial statements for its fiscal years ending December 31, 2000 and December 31, 2001, (ii) failing to provide, with requisite due care and competence, the internal audit, regulatory compliance, and financial reporting services Wipfli had agreed to provide the Corporation after August 28, 2002, when Wipfli resigned as its auditors to undertake such consulting services, (iii) failing to exercise due care and competence required to ensure that the Corporation's financial statements conformed to applicable regulatory accounting principles ("RAP") and generally accepted accounting principles ("GAAP"), (iv) failing to make full disclosure that the Corporation's administrative, operating, and internal controls were inadequate to prevent loss and damage to its assets, and (v) failing to conduct a diligent and careful "review" of the Corporation's quarterly financial statements during its fiscal years 2000 and 2001 and the first and second quarters of 2002.

The complaint further alleges that Wipfli undertook in writing (i) to provide professional services, including auditing services, accounting services for preparation of audited financial statements, advice regarding financial statement disclosure, and preparation of annual reports for regulators, including the annual report required by section 36 of the Federal Deposit Insurance Act, and (ii) to ensure that the Corporation had sufficient systems in place to determine whether it was in compliance with RAP and other regulations of the FDIC and the OFIS. The complaint alleges that Wipfli (i) failed to conduct its audits of the Corporation's financial statements in accordance with generally accepted auditing standards ("GAAS"), (ii) negligently represented that the Corporation's audited annual financial statements for the year ended December 31, 2000 were fairly presented in all material respects, (iii) negligently conducted reviews of the Corporation's quarterly financial statements for the interim quarters of 2000, 2001 and 2002, and (iii) negligently audited the Corporation's financial statements for the fiscal years 2000 and 2001 by failing to obtain or review sufficient documentation, failing to limit the scope of the audit in light of such failure to obtain or review sufficient documentation, failing to verify the accuracy of information obtained from the Corporation for the audit, failing to limit the scope of the audit in light of such failure to verify the accuracy of the information obtained from the Corporation, and substantially underestimating the Corporation's liabilities and misrepresenting its solvency.

The complaint also alleges that Wipfli is a party responsible for the Corporation's liability in any securities fraud action arising out of a material overstatement of its financial results. The complaint claims contribution and indemnification from Wipfli on behalf of the Corporation under the Private Securities Litigation Reform Act of 1995 for any liability it may incur in any such securities fraud action.

On October 12, 2004, Wipfli removed the second shareholder's derivative action to the U.S. District Court for the Western District of Michigan. By stipulation between the respective counsel for the Corporation and the plaintiff, the Corporation has been granted until December 10, 2004, to file its first response to the Complaint.

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

                       NORTH COUNTRY FINANCIAL CORPORATION
                     PART II - OTHER INFORMATION (Continued)

On March 19, 2004, at the request of Mr. Ford, AAA reactivated the arbitration proceeding. Pursuant to its procedures, on June 17, 2004, AAA appointed an arbitrator to preside over the adjudication of these claims and counterclaims.

On July 13, 2004, the arbitrator convened a scheduling conference at which the arbitrator adopted the parties' stipulation to stay the arbitration until the conclusion in the Damon action of the court-appointed disinterested person's investigation and recommendations concerning the claims of the Virginia M. Damon Trust, asserted in the name and on behalf of the Corporation, against the Corporation's former and present officers and directors, including Mr. Ford. At a further conference held on October 27, 2004, the arbitrator adopted the parties' stipulation to stay the arbitration until another conference, scheduled for November 18, 2004.

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

    Exhibit 10.1 Stock Purchase Agreement between Registrant and NCFC Recapitalization, LLC, dated August 10, 2004, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed August 13, 2004.

    Exhibit 10.2 Amendment to Stock Purchase Agreement between Registrant and NCFC Recapitalization, LLC, dated September 28, 2004, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed October 4, 2004.

    Exhibit 10.3 Amendment to Rights Agreement between Registrant and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed August 13, 2004.

    Exhibit 31.1     Rule 13a-14(a) Certification of Chief Executive Officer

    Exhibit 31.2     Rule 13a-14(a) Certification of Chief Financial Officer

    Exhibit 32.1     Section 1350 Certification of Chief Executive Officer

    Exhibit 32.2     Section 1350 Certification of Chief Financial Officer

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

                                 NORTH COUNTRY FINANCIAL CORPORATION
                                 -----------------------------------
                                              (Registrant)

                                 By:  /s/ C. James Bess
                                    --------------------------------------------
November 15, 2004
-----------------                     C. JAMES BESS
Date                                  PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                      (principal executive officer)


                                 By: /s/ Ernie R. Krueger
                                    --------------------------------------------

                                     ERNIE R. KRUEGER
                                     VICE PRESIDENT AND CONTROLLER
                                     (principal accounting officer)

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

Exhibit 10.1   Stock Purchase Agreement between Registrant and NCFC
               Recapitalization, LLC, dated August 10, 2004, incorporated by reference to Exhibit 10.2 to Registrant's Form 8-K filed August
               13, 2004.

Exhibit 10.2   Amendment to Stock Purchase Agreement between Registrant and
               NCFC Recapitalization, LLC, dated September 28, 2004, incorporated by reference to Exhibit 10.1 to Registrant's Form
               8-K filed October 4, 2004.

Exhibit 10.3 Amendment to Rights Agreement between Registrant and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to Registrant's Form 8-K filed August
               13, 2004.

Exhibit 31.1   Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2   Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1   Section 1350 Certification of Chief Executive Officer

Exhibit 32.2   Section 1350 Certification of Chief Financial Officer