Form 10-K
period 2004-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2005-03-31
CIK 36506

                                   FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the transition period from _______ to ________

                         Commission file number 0-20167

                         MACKINAC FINANCIAL CORPORATION
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $37.80 as of June 30, 2004, was $13,266,212 million. As of March 28, 2005, there were outstanding, 3,428,695 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2004 are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held May 25, 2005 are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

Mackinac Financial Corporation (the "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. On December 16, 2004 the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation. The Corporation owns all of the outstanding stock of its banking subsidiary, North Country Bank and Trust (the "Bank"). The Corporation also owns four non-bank subsidiaries: First Manistique Agency, presently active, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a relending company for nonprofit organizations; North Country Financial Group, a broker of loans and leases including tax-exempt lease/purchase financing to municipalities, presently inactive, and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities. The Bank also has four non-bank subsidiaries: NCB Real Estate Company, which owns several properties used by the Bank; North Country Mortgage Company LLC, an entity engaged in the business of mortgage lending and brokering; and North Country Employee Leasing Company, a company that leases employees to North Country Bank and Trust. The Bank represents the principal asset of the Corporation. The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities along with other permitted activities closely related to banking.

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

On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash. On July 13, 2001, North Country Bank and Trust sold the fixed assets and deposits of the St. Ignace and Mackinac Island branches to Central Savings Bank in exchange for cash. On November 9, 2001, North Country Bank and Trust sold the fixed assets and deposits of the Curtis and Naubinway branches to State Savings Bank in exchange for cash. On November 22, 2002, North Country Bank and Trust sold the fixed assets and deposits of the Menominee branch to Stephenson National Bank and Trust in exchange for cash. During 2003, the Bank closed branch locations at Glen Arbor, Ishpeming, L'Anse and Petoskey.

In 2004, the Bank sold the fixed assets and deposits of the Mancelona and Alanson branches to First Federal of Northern Michigan in exchange for cash, the fixed assets and deposits of the Munising branch to People's State Bank in exchange for cash, and the fixed assets and deposits of the Iron Mountain and Escanaba branches to the State Bank of Escanaba in exchange for cash. The Bank also closed the branch locations of Boyne City, Cadillac, Calumet, Sault Ste. Marie Cascade, and one of its branch locations in Traverse City.

The Bank currently has 9 branch offices located in the Upper Peninsula of Michigan and 3 branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Antrim, Chippewa, Emmet, Grand Traverse, Houghton, Luce, Manistee, Marquette, Menominee, Ontonagon, Otsego, and Schoolcraft counties. The Bank provides drive-in convenience at 10 branch locations and has 9 automated teller machines. The Bank also has a loan production office located in Oakland County in lower Michigan. The Bank has no foreign offices.

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

EMPLOYEES

As of December 31, 2004, the Corporation and its subsidiaries employed, in the aggregate, 97 employees equating to 93 full-time equivalents. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation and management believes that its relationship with its employees is satisfactory.

BUSINESS

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. Historically, the Bank has predominantly sold its conforming residential mortgage loans in the secondary market; however, during 2002, 2003 and 2004, residential loans have been retained. The Bank has financed commercial and governmental leases throughout the country. Leases were originated by the Corporation's subsidiary, North Country Financial Group, and unrelated entities. In March 2003, the Corporation made a decision to cease the operations of North Country Financial Group. This was done in order to refocus the Corporation's lending efforts to loans in its immediate market area; decrease the size of certain segments of the loan portfolio; and diversify the loan portfolio. The Corporation may pursue new lease opportunities through unrelated entities, where the credit quality and rate of return on the transactions fit its strategies. The Bank reviews the credit quality of each lease before entering into a financing agreement. The Bank accounts for these transactions as loans.

The Bank supports the service industry, with its hospitality and related businesses as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank's market areas is affected by summer and winter tourism activities.

The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represented $52.7 million or 34.4% of the commercial loan portfolio at December 31, 2004. No material portions of the

Bank's deposits have been received from a single person, industry, group, or geographical location.

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

As of December 31, 2004, the Bank had no material risks relative to foreign sources. See the "Interest Rate Risk" and "Foreign Exchange Risk" sections in Management's Discussion and Analysis of Financial Condition and Results of Operation in the Corporation's 2004 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation's foreign account activity.

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

Federal banking regulatory agencies established capital adequacy rules which take into account risk attributable to balance sheet assets and off-balance sheet activities. All banks and bank holding companies must meet a minimum total risk-based capital ratio of 8%, of which at least one-half must be comprised of core capital elements defined as Tier I capital (which consists principally of shareholders' equity). The federal banking agencies also have adopted leverage capital guidelines which banking organizations must meet. Under these guidelines, the most highly rated banking organizations must meet a minimum leverage ratio of at least 3% Tier I capital to total assets, while lower rated banking organizations must maintain a ratio of at least 4% to 5%. Failure to meet minimum capital requirements can initiate certain mandatory - and possible additional discretionary - actions by regulators that, if undertaken, could have a direct material effect on the consolidated financial statements. The risk-based and leverage standards presently used by the Federal Reserve Board are minimum requirements, and higher capital levels will be required if warranted by the particular circumstances or risk profiles of individual banking organizations.

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier I capital ratio must meet or exceed 6%, the total risk-based capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. Information pertaining to the Corporation's capital plan is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference.

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

Additional information pertaining to Supervision and Regulation is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference.

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

SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Obligations, and Shareholders' Equity; Interest Rates and Interest Differential

The key components of net interest income, the daily average balance sheet for each year - including the components of earning assets and supporting obligations - the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference.

II.   Investment Portfolio

   A. Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

                                               2004         2003          2002
                                               ----         ----          ----
U.S. Agencies                                $ 21,843    $ 36,225       $     -
State and political subdivisions                4,029       4,105         5,632
Corporate securities                              681         708        11,264
Mortgage-related securities                    30,522      43,736        51,059
                                             --------    --------       -------
TOTAL                                        $ 57,075    $ 84,774       $67,955
                                             ========    ========       =======

   B.   Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2004 (fully taxable equivalent, dollars in thousands):

                                                                                            Weighted
                                      1 Year                             Over               Average
                                     or Less   1-5 Years  5-10 Years  10 Years    TOTAL     Yield (1)
                                     -------   ---------  ----------  --------    -----     ---------
U.S.  Agencies                       $ 6,962   $ 14,881     $   -0-    $   -0-   $ 21,843     2.87%
State and political subdivisions          66        317       1,263      2,383      4,029     8.12%
Corporate securities                     681        -0-         -0-        -0-        681     6.28%
Mortgage-related securities              -0-     30,522         -0-        -0-     30,522     4.48%
                                     -------   --------     -------    -------   --------     ----
TOTAL                                $ 7,709   $ 45,720     $ 1,263    $ 2,383   $ 57,075
                                     =======   ========     =======    =======   ========
Weighted average yield (1)             2.42%       4.10%       8.11%      8.13%      4.11%
                                     =======   ========     =======    =======   ========

(1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio

      A. Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

                                           2004       2003       2002       2001       2000
                                           ----       ----       ----       ----       ----
Commercial real estate                   $105,619   $161,976   $234,618   $264,863   $270,392
Commercial, financial and agricultural     47,446     80,988    117,309    132,432    135,196

One to four family residential real
 estate                                    45,292     51,120     74,366     93,574    113,834
Consumer                                    2,379      3,195      5,706      9,516     13,059
Construction                                3,096        567      3,044      4,027      9,208
                                         --------   --------   --------   --------   --------
TOTAL                                    $203,832   $297,846   $435,043   $504,412   $541,689
                                         ========   ========   ========   ========   ========

Included in loan totals for December 31, 2004, 2003, and 2002 are $3.0 million, $4.1 million, and $6.4 million of loans to Canadian obligors. To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

      B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2004, based on scheduled principal repayments (dollars in thousands).

                                                 Commercial,      1-4 Family
                                    Commercial  Financial and  Residential Real
                                   Real Estate  Agricultural        Estate       Consumer   Construction    Total
                                   -----------  ------------   ----------------  ---------  ------------    -----
IN ONE YEAR OR LESS:

Variable interest rates              $ 25,724     $  3,764         $  3,451      $    457     $     40     $ 33,436
Fixed interest rates                      273        1,254            1,265           238          590        3,620

AFTER ONE YEAR BUT
WITHIN FIVE YEARS:

  Variable interest rates              45,966        7,670            2,584           -0-        1,206       57,426
  Fixed interest rates                 14,557       15,245            1,974         1,537          -0-       33,313

AFTER FIVE YEARS:

  Variable interest rates              14,515        4,015           35,206           -0-        1,221       54,957
  Fixed interest rates                  4,584       15,498              812           147           39       21,080
                                     --------     --------         --------      --------     --------     --------
TOTAL                                $105,619     $ 47,446         $ 45,292      $  2,379     $  3,096     $203,832
                                     ========     ========         ========      ========     ========     ========

      C. Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

                                    2004     2003      2002       2001     2000
                                    ----     ----      ----       ----     ----
Nonaccrual loans                  $ 4,307   $38,660   $26,814   $ 4,015   $10,547
Interest income that would have
 been recorded for nonaccrual
 loans under original terms           803     2,793     1,653     1,597     1,478

Interest income recorded during
 period for nonaccrual loans        1,053     1,307     1,120     1,521     1,125


Accruing loans past due 90 days
 or more                                0       241       401     4,878     3,117

Restructured loans not included
 above                                  0     7,181    11,155    16,151     3,654

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

                                                                 2004         2003       2002        2001        2000
                                                                 ----         ----       ----        ----        ----
Balance of allowance for loan losses
at beginning of period                                         $ 22,005    $ 24,908    $ 10,444    $  9,454    $  6,863

Loans charged off:
Commercial, financial and agricultural                           10,187       5,068      11,925       2,385       2,837

Real estate - construction                                          -0-         -0-         -0-         -0-         -0-
Real estate - mortgage                                            3,118       1,683         504         320         328
Consumer                                                          2,453         205         141         253         263
                                                               --------    --------    --------    --------    --------
Total loans charged off                                          15,758       6,956      12,570       2,958       3,428
                                                               --------    --------    --------    --------    --------
Recoveries of loans previously charged off:
Commercial, financial and agricultural                              312       2,926         314         640          66
Real estate - construction                                          -0-         -0-         -0-         -0-         -0-
Real estate - mortgage                                              148         931           3          20           9
Consumer                                                            259         196          59          88          69
                                                               --------    --------    --------    --------    --------
Total recoveries                                                    719       4,053         376         748         144
                                                               --------    --------    --------    --------    --------

Net loans charged off                                            15,039       2,903      12,194       2,210       3,284
Provisions charged to expense                                       -0-         -0-      26,658       3,200       5,875
                                                               --------    --------    --------    --------    --------
Balance at end of period                                       $  6,966    $ 22,005    $ 24,908    $ 10,444    $  9,454
                                                               ========    ========    ========    ========    ========
Average loans outstanding                                       244,730     361,144     484,889     529,354     515,683
                                                               --------    --------    --------    --------    --------

Ratio of net charge-offs during period to average
loans outstanding                                                  6.15%        .80%       2.51%        .42%        .64%
                                                               --------    --------    --------    --------    --------

      B. Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31 is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands).

                                  2004              2003              2002              2001             2000
                            --------------    --------------   ---------------   ---------------    --------------
                             Amount    %      Amount     %      Amount     %      Amount     %      Amount     %
                            -------  -----    -------  -----   --------  -----   --------  -----    -------  -----
Commercial,
financial and
agricultural                $ 1,419   20.4%   $11,222   51.0%  $ 22,703   91.2%   $ 9,136   81.2%   $ 4,914   52.0%

Real estate-
construction                    -0-    0.0%       -0-    0.0%       -0-    0.0%       -0-    0.0%       -0-    0.0%

1-4 family residential
real estate                      97    1.4%       280    1.3%       280    1.1%     1,191   10.5%       136    1.4%

Consumer                        -0-    0.0%       -0-    0.0%       -0-    0.0%       152    1.4%       371    3.9%

Specific reserve
on loans sold
subsequent to
year end                        -0-    0.0%     7,425   33.7%       -0-    0.0%       -0-               -0-

Unallocated
and general reserves          5,450   78.2%     3,078  14.01%     1,925    7.7%       774    6.9      4,033   42.7
                            -------   ----    -------  -----   --------   ----    -------   ----    -------   ----
TOTAL                       $ 6,966    100%   $22,005    100%  $ 24,908    100%   $11,253    100%   $ 9,454    100%
                            -------   ----    -------  -----   --------   ----    -------   ----    -------   ----

V.    Deposits

Deposit information is contained in Note 11 to the Corporation's Consolidated Financial Statements contained in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference.

VI.   Return on Equity and Assets

Selected financial data of the Corporation is contained in the Corporation's 2004 Annual Report to Shareholders under the caption "Selected Financial Data," and is incorporated herein by reference.

See Item 6 of this Form 10-K, "Selected Financial Data"

VII.  Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 22 to the Corporation's Consolidated Financial Statements contained in the Corporation's 2004 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES

The Corporation's headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.

The Bank conducts business from 12 offices at the following locations:

GAYLORD                     MARQUETTE PRESQUE ISLE  SAULT STE. MARIE

145 North Otsego Avenue     1400 Presque Isle       138 Ridge Street
Gaylord, MI 49735           Marquette, MI 49855     Sault Ste. Marie, MI 49783
OTSEGO COUNTY               MARQUETTE COUNTY        CHIPPEWA COUNTY

KALEVA                      NEWBERRY MAIN           SOUTH RANGE

14429 Wouski Avenue         414 Newberry Avenue     47 Trimountain Avenue
Kaleva, MI 49645            Newberry, MI 49868      South Range, MI 49963
MANISTEE COUNTY             LUCE COUNTY             HOUGHTON COUNTY

MANISTIQUE                  ONTONAGON               STEPHENSON

130 South Cedar Street      601 River Street        S216 Menominee Street
Manistique, MI 49854        Ontonagon, MI 49953     Stephenson, MI 49887
SCHOOLCRAFT COUNTY          ONTONAGON COUNTY        MENOMINEE COUNTY

MARQUETTE MAIN              RIPLEY                  TRAVERSE CITY

300 North McClellan Street  106 Royce Road          3530 North Country Drive
Marquette, MI 49855         Hancock, MI 49930       Traverse City, MI 49684
MARQUETTE COUNTY            HOUGHTON COUNTY         GRAND TRAVERSE COUNTY

All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 12 branch locations, 11 are owned and 1 is leased. The Bank also has a loan production office located in Oakland County in lower Michigan.

ITEM 3. LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank is subject to the Order referred to below, and the litigation and arbitration described below. Information regarding the Order is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference. The litigation and arbitration that is not routine and incidental to the business of banking is described below.

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

In another action styled Rosen v. North Country Financial Corporation, et al., filed in the U.S. District Court for the Western District of Michigan on June 23, 2003, a former shareholder of the Corporation brought a class action against the Corporation, its former chairman, chief executive officer and director, Ronald G. Ford, and its former chief executive officer and director, Sherry L. Littlejohn, for alleged violations of Federal securities laws.

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

On December 1, 2003, the plaintiffs filed their Corrected Consolidated Amended Class Action Complaint ("Amended Complaint"), which added John F. Stevens as a plaintiff. The Amended Complaint, which demanded a jury trial, was brought on behalf of all persons, subject to certain exceptions, who purchased the Corporation's common stock during the period from November 13, 2000, through April 15, 2003. It alleged that the Corporation and the individual defendants violated section 10(b) of the Securities Exchange Act of 1934 (the "Exchange Act") and Rule 10b-5 of the Securities and Exchange Commission (the "SEC") issued under the Exchange Act, by disseminating materially false and misleading statements and/or concealing material adverse facts concerning the financial condition and operations of the Corporation, with knowledge, or in reckless disregard, of the materially false and misleading character thereof. The Amended Complaint also alleged violations of Section 20 of the Exchange Act by the individual defendants, by reason of their control, at relevant times, of the Corporation. Among other things, the Amended Complaint was based upon allegations of deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the Federal Deposit Insurance Corporation ("FDIC") Rules and Regulations, and the Michigan Banking Code of 1999. The Amended Complaint further alleged that the Corporation's acquisition of American Financial Mortgage, which had an "unusually large number of defaulted loans . . . which triggered the attention of banking regulators"; that a Cease and Desist Order, dated March 26, 2002, which was attached as Exhibit 1 to the Amended Complaint, demonstrated how defendants made "false statements" in public filings and other communications, and were required to take "corrective actions;" that various public filings were "false because the Company's operations resulted in an excessive level of adversely classified assets, delinquent loans, and nonaccrual loans as well as an inadequate level of capital protection for the kind and quality of assets held;" that, "according to former employees, loans for Company insiders and their related entities were often approved regardless of the quality of the loan;" and, that the Corporation incorrectly attributed its performance to the World Trade Center disaster and other factors impacting tourism and hospitality businesses, instead of disclosing "insider loans," a "disproportionately high loan concentration" in the hospitality industry, and information about the Corporation's banking practices and loan loss reserves. The Amended Complaint sought certification of a class consisting of all persons who purchased the common stock of the Corporation on the open market between the dates noted above, compensatory damages on a joint and several basis against all defendants, including the Corporation, plus interest and costs, including attorney's fees and expert's fees.

On January 23, 2004, the Corporation and the other defendants filed their Joint Motion to Dismiss the Corrected Consolidated Amended Class Action Complaint, principally based on the ground that plaintiffs had not adequately plead that the Corporation, through its officers and directors, acted with the intent to defraud the investing public under the standard articulated in Helwig v. Vencor, Inc., 251 F.3d 540 (6th Cir. 2001), cert. dismissed, 536 U.S. 935, 122 S.Ct.
2616 (2002). During the pendency of the motion to dismiss, a stay of "all discovery and other proceedings" automatically was imposed under 15 U.S.C.
Section 78u-4(b)(3)(B). Plaintiffs filed their Brief in Opposition to Defendants' Motion to Dismiss on March 8, 2004. Defendants filed a reply brief in support of their Motion to Dismiss on March 23, 2004. The Court scheduled an oral argument on the Motion to Dismiss for May 17, 2004.

Shortly before the hearing on the Motion to Dismiss, Plaintiffs, the Corporation and the individual Defendants and their insurer reached a settlement in principle of all claims asserted in the consolidated actions. On June 18, 2004, the parties submitted to the Court their Stipulation of Settlement, which described in detail the terms and conditions of the settlement. The parties subsequently modified the Stipulation, which was reflected in the Revised and Amended Stipulations of Settlement submitted to the Court.

On August 23, 2004, the Court granted conditional approval of the settlement as set forth in the Second Revised and Amended Stipulation of Settlement. On October 15, 2004, the Court preliminarily certified a class for purposes of settlement only, approved a form of notice of hearing to be distributed to class members, and scheduled a hearing concerning final approval of the settlement. As modified by a Stipulated Order entered on October 29, 2004, the plaintiffs were allowed to mail notice of the proposed settlement to members of the class. Members of the class were permitted to opt out of the class by written request postmarked no later than

November 29, 2004. Members of the class who did not opt out and who filed written notice no later than November 24, 2004, were permitted to object to approval of the settlement at the hearing concerning final approval before the Court.

On December 1, 2004, the Court held the hearing concerning final approval of the settlement. At the conclusion of the hearing, the Court entered its Order and Final Judgment, in which the Court (i) certified the action as a class action,
(ii) certified the plaintiff class, (iii) determined the settlement (as modified by the Order and Final Judgment) to be fair, reasonable, adequate, and in the best interests of the plaintiff class, (iv) approved the settlement, (v) specified the claims procedure for members of the plaintiff class, (vi) awarded fees to counsel for the plaintiff class, and (vii) dismissed the action as to the plaintiff class and all defendants with prejudice. Under the terms of the settlement approved by the Court, the settlement fund for the plaintiff class and its counsel aggregated $750,000, of which the Corporation contributed $250,000, and the individual defendants contributed $500,000. The amount contributed by the individual defendants was covered by insurance.

Shareholder's Derivative Litigation

Damon Trust v. Bittner, et al.

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

By Order of the Court dated November 2, 2004, the report of the disinterested person was timely filed with the Corporation on October 23, 2004, and the action was stayed until November 22, 2004. On December 22, 2004, the plaintiff filed a motion with the Court seeking a scheduling conference among the Court and the parties. The Court granted the plaintiff's motion on January 10, 2005. On January 13, 2005, the parties to the action and the individual defendants' insurer entered into an agreement regarding limited disclosure of the report of the disinterested person to the insurer and counsel for the parties on the terms and conditions set forth in the agreement. Also on January 13, 2005, a scheduling conference was held with the Court, and was adjourned to February 14, 2005.

On February 9, 2005, the parties filed a joint status report with the Court. A further status conference was held on February 14, 2005. At that time, the Court entered a Stipulated Protective Order regarding limited dissemination of the report of the disinterested person. Also on February 14, in a separate Order, the Court required the parties to complete their respective review of the report and communicate among themselves regarding their positions. Absent a negotiated resolution, the Corporation was given the opportunity until March 21, 2005, to file an appropriate motion to dismiss. On March 21, 2005, consistently with the determinations of the disinterested person in his report, the Corporation filed with the Court a motion to dismiss (i) all the breach of fiduciary duty claims against defendants Bittner, Bouschor, Gerou, Lindroth, Madigan, Shunk, Hendrickson, and Tolksdorf, (ii) the breach of fiduciary duty claims against defendant Hoffman, except for one claim identified by the disinterested person in his report, and (iii) the excess compensation claims against defendants Ford and Littlejohn. The plaintiff has advised the Corporation that it intends to oppose the motion to dismiss.

Damon Trust v. Wipfli

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

The complaint further alleges that Wipfli undertook in writing (i) to provide professional services, including auditing services, accounting services for preparation of audited financial statements, advice regarding financial statement disclosure, and preparation of annual reports for regulators, including the annual report required by section 36 of the Federal Deposit Insurance Act, and (ii) to ensure that the Corporation had sufficient systems in place to determine whether it was in compliance with RAP and other regulations of the FDIC and the OFIS. The complaint alleges that Wipfli (i) failed to conduct its audits of the Corporation's financial statements in accordance with generally accepted auditing standards ("GAAS"), (ii) negligently represented that the Corporation's audited annual financial statements for the year ended December 31, 2000 were fairly presented in all material respects, (iii) negligently conducted reviews of the Corporation's quarterly financial statements for the interim quarters of 2000, 2001 and 2002, and (iv) negligently audited the Corporation's financial statements for the fiscal years 2000 and 2001 by failing to obtain or review sufficient documentation, failing to limit the scope of the audit in light of such failure to obtain or review sufficient documentation, failing to verify the accuracy of information obtained from the Corporation for the audit, failing to limit the scope of the audit in light of such failure to verify the accuracy of the information obtained from the Corporation, and substantially underestimating the Corporation's liabilities and misrepresenting its solvency.

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

On October 12, 2004, Wipfli removed the second shareholder's derivative action to the U.S. District Court for the Western District of Michigan. By stipulation between the respective counsel for the Corporation and the plaintiff, the Corporation was initially granted until December 10, 2004, to file its first response to the Complaint, which period was extended by a Stipulated Order until January, 2005.

On January 10, 2005, the Corporation filed its Answer to the Complaint in the second shareholder's derivative action. Also on that date, a joint status report was filed with the Court by all parties. A scheduling conference was held with the Court on January 13, 2005. On that date, the Court entered a Preliminary Case Management Order, affording the Corporation the opportunity until February 3, 2005, to make a motion to realign the Corporation in, or to dismiss, the litigation.

On February 3, 2005, the Corporation filed a Motion to realign the Corporation as the plaintiff, and to dismiss the Virginia M. Damon Trust as a party, in the second shareholder's derivative action. The plaintiff, Virginia M. Damon Trust, filed a brief opposing the Corporation's motion. Oral argument on the Corporation's motion was held before the Court on March 7, 2005. The Court took the matter under advisement.

Employment Agreement Arbitration

On September 16, 2003, Ronald G. Ford, the former chairman and chief executive officer and a former director of the Corporation, initiated an arbitration proceeding with the American Arbitration Association ("AAA") against the Corporation seeking monetary damages for alleged breach by the Corporation of his Amended and Restated Employment Agreement, Chairman Agreement, and Amended and Restated Consulting Agreement, each with the Corporation. The Corporation denied the alleged breach and asserted a counterclaim to recover all amounts paid to Mr. Ford under the Chairman Agreement, as required by the Cease and Desist Order entered by the FDIC and the OFIS, in addition to other amounts.

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

Following a further stipulated stay of the arbitration proceeding, the Corporation and Mr. Ford entered into a Release and Settlement Agreement as of December 7, 2004. The Corporation and Mr. Ford each released certain claims against the other specified in the Release and Settlement Agreement, and the Bank paid Mr. Ford $20,000 for his minority ownership interest in two subsidiaries of the Bank. The Release and Settlement Agreement, the terms of which were consented to by the FDIC and the Michigan Office of Financial and Insurance Services, resulted in the termination with prejudice of the AAA arbitration proceeding.

Litigation of the types involved in the actions described above can be complex, time-consuming, and often protracted. The Corporation has incurred substantial expense for legal and other professional fees as a result of these actions. The Corporation anticipates that it will incur additional such expenses in connection with the two shareholder's derivative actions described above.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of the Corporation's shareholders was held on November 18, 2004. The purpose of the meeting was to seek shareholder approval for the following proposals: stock purchase agreement for a $30 million recapitalization plan; a 20:1 reverse stock split; a corporate name change; and approval of amendments to a stock incentive plan. The number of shares voted on these proposals is presented in the table below.

                                           For         Against     Withheld / Abstained
                                           ---         -------     --------------------
$30 million recapitalization            4,103,481      413,332            36,276
20:1 reverse stock split                5,163,325      486,631            35,057
corporate name change                   5,239,303      419,330            23,380
stock incentive plan amendments         3,841,873      593,846            95,600

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name                            Age    Position

Paul D. Tobias                   54  Chairman and Chief Executive Officer

C. James Bess                    67  Vice Chairman

Joseph E. Petterson              58  Executive Vice President

Eliot  R. Stark                  52  Executive Vice President and Chief
                                     Financial Officer

Ernie R. Krueger                 55  Senior Vice President and Controller

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS AND ISSUER PURCHASES OF EQUITY

Market information pertaining to the Corporation's common stock is contained under the caption "Market Information" in the Corporation's 2004 Annual Report to Shareholders, and is incorporated herein by reference.

The Corporation had 1,858 shareholders of record as of March 28, 2005.

The holders of the Corporation's common stock are entitled to dividends when, as and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends had been paid on a quarterly basis until the fourth quarter in 2003. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. The Bank, under an informal agreement with OFIS and the FDIC, is prohibited from paying dividends without prior approval.

ITEM 6. SELECTED FINANCIAL DATA

Selected financial data of the Corporation is contained in the Corporation's 2004 Annual Report to Shareholders, under the caption "Selected Financial Data," and is incorporated herein by reference.

There were no dividends declared or paid in 2004 and 2003.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2004 Annual Report to Shareholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2004 Annual Report to Shareholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Corporation's Consolidated Financial Statements for the years ended December 31, 2004, 2003 and 2002 in the Corporation's 2004 Annual Report to Shareholders.

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

As noted on Form 8-K dated December 16, 2002, the firm of Plante & Moran, PLLC of Grand Rapids, Michigan, was engaged to perform an audit of the Corporation's financial statements for the year ending December 31, 2002. Subsequently, Plante & Moran, PLLC was engaged to also perform an audit on the Corporation's financial statements for the year ending December 31, 2003 and 2004.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings as of December 31, 2004.

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The information set forth under the captions "Information About Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive Proxy Statement for its May 25, 2005, Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

The Corporation has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Randolph C. Paschke, (Chairman), Walter J. Aspatore, and Robert H. Orley. The Board of Directors has determined that Randolph C. Paschke is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission.

The Corporation has adopted a code of ethics that applies to all of the directors, officers and employees, including the principal executive officer, principal financial officer, principal accounting officer or controller, and persons performing similar functions. The code of ethics is filed as Exhibit 14 to this report.

ITEM 11. EXECUTIVE COMPENSATION

Information relating to compensation of the Corporation's executive officers and directors is contained under the captions "Remuneration of Directors" and "Executive Compensation," in the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information relating to security ownership of certain beneficial owners and management is contained under the caption "Beneficial Ownership of Common Stock" in the Corporation's Proxy Statement and is incorporated herein by reference.

The following table provides information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

                      EQUITY COMPENSATION PLAN INFORMATION

                                                                            Number of securities
                                                                            remaining available
                                                                            for future issuance
                                                        Weighted average       under equity
                            Number of securities to     exercise price of   compensation plans
                            be issued upon exercise       outstanding       (excluding securities
                            of outstanding options,     options, warrants    reflected in column
Plan Category                 warrants and rights          and rights               (a)
--------------------        -----------------------     -----------------   ---------------------
                                   (a)                        (b)                   (c)
Equity
compensation plans
approved by security                282,999                  $ 34.55               138,899

Equity
compensation plans
not approved by
security holders                        -0-                      -0-                   -0-
                                    -------                  -------               -------
Total                               282,999                  $ 34.55               138,899
                                    =======                  =======               =======

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information relating to certain relationships and related transactions is contained under the caption "Indebtedness of and Transactions With Management" in the Corporation's Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information relating to principal accountant fees and services is contained under the caption "Principal Accountant Fees and Services" in the Corporation's Proxy Statement and is incorporated herein by reference.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

      (a)   The following documents are filed as a part of this report

         1. Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference

            (i)   Report on Independent Registered Public Accounting Firm

            (ii)  Consolidated Balance Sheets as of December 31, 2004 and 2003

            (iii) Consolidated Statements of Operations for the years ended
                  December 31, 2004, 2003, and 2002

            (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2004, 2003, and 2002

            (v) Consolidated Statements of Cash Flows for the years ended December 31, 2004, 2003, and 2002

            (vi)  Notes to Consolidated Financial Statements

         2. All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

         3. Exhibits

             Exhibit
              Number      Document

              3.1(a) Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

              3.1(b) Certificate of Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit
                          3.1 to the Corporation's Form 8-K filed December 15, 2004

              3.2 Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

              4.1 Amendment to Rights Agreement between the Corporation and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed August 13, 2004

              4.2 Amendment No. 2 to Rights Agreement, incorporated by reference to Exhibit 4.1 to the Corporation's Form 8-K filed December 16, 2004

              10.1 Stock Purchase Agreement between the Corporation and NCFC Recapitalization, LLC, dated August 10, 2004, incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K filed August 13, 2004

              10.2 Amendment to Stock Purchase Agreement between the Corporation and NCFC Recapitalization, LLC, dated September 28, 2004, incorporated by reference to
                          Exhibit 10.1 to the Corporation's Form 8-K filed October 4, 2004

              10.3 Employment agreement dated August 10, 2004, between the Corporation and C. James Bess, incorporated by reference to Appendix A to the Corporation's Proxy Statement filed October 18, 2004

              10.4 Modification of Employment Agreement dated May, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q/A filed August 10, 2004

              10.5 Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess

              10.6 First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess

              10.7 Agreement dated December 14, 2004 between the Corporation and Joseph E. Petterson

              10.8 Employment Agreement dated August 10, 2004 between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the Corporation's Proxy Statement filed October 18, 2004

              10.9 Employment Agreement dated August 10, 2004 between the Corporation and Eliot R. Stark, incorporated by reference to Appendix A to the Corporation's Proxy Statement filed October 18, 2004

              10.10 Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed December 16, 2004

              10.11 Agreement dated December 15, 2005 between the Corporation and Ernie R. Krueger

              10.12 Employment Agreement dated December 14, 2005 between the Corporation and Kelly W. George

              10.13 Employment Agreement dated December 15, 2005 between the Corporation and David C. Crimmins

              10.14 Form of Stock Option Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K filed December 16, 2004

              10.15 Form of Indemnity Agreement for the Corporation's Directors, incorporated by reference to Exhibit 10.3 to the Corporation's Form 8-K filed December 16, 2004

              10.16 Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Corporation's Form 8-K filed December 16, 2004

              10.17 Stock Option Plan, incorporated by reference to the Corporation's Proxy Statement for its annual meeting of shareholders held April 21, 1994

              10.18 Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors, incorporated by reference to Exhibit 10.2 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

              10.19 North Country Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.3 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

              10.20 North Country Financial Corporation 1997 Directors' Stock Option Plan, incorporated by reference to
                          Exhibit 10.4 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

              10.21 North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit
                          10.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

              10.22 North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

               13 2004 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing

               14 Business Conduct and Code of Ethics Policy incorporated by reference to Exhibit 14 to the Corporation's 10-K for the fiscal year ended December 31, 2003

               21         Subsidiaries of the Corporation

               23         Consent of Independent Public Accountants - Plante &
                          Moran, PLLC

               31         Rule 13(a) - 14 (a) Certifications

              32.1        Section 1350 Chief Executive Officer Certification

              32.2        Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2005.

 MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
------------------------------------
Paul D. Tobias
Chairman and Chief Executive Officer

      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2005, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Eliot R. Stark, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

         Signature

/s/ Paul D. Tobias                        /s/ Ernie R. Krueger
-------------------------------------     ------------------------------------
Paul D. Tobias - Chairman,                Senior Vice President and Controller
Chief Executive Officer, and Director     (principal accounting officer)

/s/ Eliot R. Stark
------------------------------------
Eliot R. Stark
Executive Vice President and
Chief Financial Officer
(chief financial officer)

/s/ Walter J. Aspatore                    /s/ Robert H. Orley
-------------------------------------     ------------------------------------
Walter J. Aspatore - Director             Robert H. Orley - Director

/s/ C. James Bess                         /s/ Randolph C. Paschke
-------------------------------------     ------------------------------------
C. James Bess - Vice Chairman and         Randolph C. Paschke - Director
Director

/s/ Dennis Bittner
-------------------------------------
Dennis Bittner - Director

                                 EXHIBIT INDEX

EXHIBIT NO.                              DESCRIPTION
-----------                              -----------
10.5          Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess

10.6 First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess

10.7          Agreement dated December 14, 2004 between the Corporation and
              Joseph E. Petterson

10.11         Employment Agreement dated December 15, 2005 between the
              Corporation and Ernie R. Krueger

10.12         Employment Agreement dated December 14, 2005 between the
              Corporation and Kelly W. George

10.13         Employment Agreement dated December 15, 2005 between the
              Corporation and David C. Crimmins

   13 2004 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange
              Commission and is not deemed "filed" as part of this filing

   21         Subsidiaries of the Corporation

   23         Consent of Independent Public Accountants - Plante & Moran, PLLC

   31         Rule 13(a) - 14(a) Certifications

 32.1         Section 1350 Chief Executive Officer Certification

 32.2         Section 1350 Chief Financial Officer Certification