Form 10-Q
period 2005-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2005-05-13
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                      [X] QUARTERLY REPORT UNDER SECTION 13
                           OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2005

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                     For the transition period from __________ to ___________

                         Commission file number: 0-20167

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

                                 Yes[ X ] No [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                    Yes[ ] No [ X ]

As of April 30, 2005, there were outstanding 3,428,695 shares of the registrant's common stock, no par value.

                         MACKINAC FINANCIAL CORPORATION
                                      INDEX

                                                                                   Page No.
PART I. FINANCIAL INFORMATION

      Item 1. Financial Statements

              Condensed Consolidated Balance Sheets -
              March 31, 2005 (Unaudited), December 31, 2004 and
              March 31, 2004 (Unaudited)........................................        1

              Condensed Consolidated Statements of Operations - Three
               Months Ended March 31, 2005 (Unaudited) and
               March 31, 2004 (Unaudited).......................................        2

              Condensed Consolidated Statements of Changes in Shareholders'
               Equity - Three Months Ended March 31, 2005
               (Unaudited) and March 31, 2004 (Unaudited).......................        3

              Condensed Consolidated Statements of Cash Flows -
               Three Months Ended March 31, 2005 (Unaudited) and
               March 31, 2004 (Unaudited).......................................        4

              Notes to Condensed Consolidated Financial
               Statements (Unaudited)...........................................        5

      Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..............................       14

      Item 3. Quantitative and Qualitative Disclosures about Market Risk........       26

      Item 4. Controls and Procedures...........................................       29

PART II. OTHER INFORMATION

      Item 1. Legal Proceedings.................................................       30

      Item 6. Exhibits and Reports on Form 8-K..................................       35

      SIGNATURES................................................................       36

                         MACKINAC FINANCIAL CORPORATION
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                   March 31,       December 31,      March 31,
                                                                     2005             2004             2004
                                                                --------------   --------------   --------------
                                                                 (Unaudited)                        (Unaudited)

ASSETS
     Cash and due from banks                                    $        3,656   $        4,230   $        5,421
     Federal funds sold                                                 10,207           39,848           40,698
                                                                --------------   --------------   --------------
           Cash and cash equivalents                                    13,863           44,078           46,119

     Interest-bearing deposits in other financial institutions              14           18,535           12,695
     Securities available for sale                                      52,298           57,075           65,305
     Federal Home Loan Bank stock                                        4,805            4,754            4,601

     Total loans                                                       194,831          203,832          255,021
           Allowance for loan losses                                    (6,836)          (6,966)         (12,730)
                                                                --------------   --------------   --------------
     Net loans                                                         187,995          196,866          242,291

     Premises and equipment                                             10,588           10,739           13,222
     Other real estate held for sale                                     1,515            1,730            3,861
     Other assets                                                        4,138            5,720           12,335
                                                                --------------   --------------   --------------
           Total assets                                         $      275,216   $      339,497   $      400,429
                                                                ==============   ==============   ==============

LIABILITIES AND SHAREHOLDERS' EQUITY
     Liabilities:
           Non-interest-bearing deposits                        $       19,722   $       20,956   $       24,378
           Interest-bearing deposits                                   185,517          194,694          262,694
                                                                --------------   --------------   --------------
            Total deposits                                             205,239          215,650          287,072

     Borrowings                                                         38,135           85,039           87,026
     Subordinated debentures                                                -0-              -0-          12,450
     Other liabilities                                                   2,988            4,078            4,510
                                                                ---------------  --------------   --------------
           Total liabilities                                           246,362          304,767          391,058

     Shareholders' equity:
           Preferred stock - No par value:
            Authorized -500,000 shares, no shares outstanding               -0-              -0-              -0-
           Common stock - No par value:
            Authorized - 18,000,000 shares
            Issued and outstanding - 3,428,695
            3,428,695 and 350,958, respectively                         42,335           42,335           16,175
           Accumulated deficit                                         (13,338)          (8,097)          (8,169)
           Accumulated other comprehensive income (loss)                  (143)             492            1,365
                                                                --------------   --------------   --------------

            Total shareholders' equity                                  28,854           34,730            9,371
                                                                --------------   --------------   --------------
           Total liabilities and shareholders' equity           $      275,216   $      339,497   $      400,429
                                                                ==============   ==============   ==============

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                          Three Months Ended
                                                     ---------March 31,---------
                                                        2005           2004
                                                     -----------   -------------
Interest income:
     Interest and fees on loans:
         Taxable                                     $     3,059   $       3,796
         Tax-exempt                                          242             319
     Interest on securities:
         Taxable                                             462             698
         Tax-exempt                                           42              43
     Other interest income                                   183             120
                                                     -----------   -------------
         Total interest income                             3,988           4,976
                                                     -----------   -------------

Interest expense:
     Deposits                                              1,130           1,665
     Borrowings                                              653           1,181
     Subordinated debentures                                  -0-            119
                                                     -----------   -------------
         Total interest expense                            1,783           2,965
                                                     -----------   -------------

Net interest income                                        2,205           2,011
Provision for loan losses                                     -0-             -0-
                                                     -----------   -------------
Net interest income after provision for loan losses        2,205           2,011
                                                     -----------   -------------

Other income:
     Service fees                                            161             293
     Loan and lease fees                                       7               5
     Net security losses                                      (1)             -0-
     Net gains on sales of loans                              -0-             12
     Gain on sale of property and equipment                    2              -0-
     Other                                                    15             353
                                                     -----------   -------------
         Total other income                                  184             663
                                                     -----------   -------------

Other expenses:
     Salaries and employee benefits                        1,504           1,499
     Furniture and equipment                                 159             258
     Occupancy                                               226             347
     Data processing                                         246             355
     Accounting, legal, and consulting fees                  318             406
     Loan and deposit                                        293             493
     Telephone                                                60             213
     Advertising                                             139              17
     Penalty on prepayment of FHLB borrowings              4,320              -0-
     Other                                                   365             753
                                                     -----------   -------------
         Total other expenses                              7,630           4,341
                                                     -----------   -------------

Loss before provision for income taxes                    (5,241)         (1,667)
Provision for income taxes                                    -0-             -0-
                                                     -----------   -------------

Net loss                                             $    (5,241)  $      (1,667)
                                                     ===========   =============

Loss per common share:
     Basic                                           $     (1.53)  $       (4.75)
                                                     ===========   =============
     Diluted                                         $     (1.53)  $       (4.75)
                                                     ===========   =============

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                             Three Months Ended
                                          ---------March 31,--------
                                              2005          2004
                                          -----------   ------------
Balance, beginning of period              $    34,730   $     10,700

Net loss for period                            (5,241)        (1,667)
Net unrealized gain (loss) on securities
  available for sale                             (635)           338
                                          -----------   ------------
     Total comprehensive loss                  (5,876)        (1,329)
                                          -----------   ------------

Balance, end of period                    $    28,854   $      9,371
                                          ===========   ============

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in thousands)
                                   (Unaudited)

                                                                                            Three Months Ended
                                                                                        ---------March 31,--------
                                                                                            2005          2004
                                                                                        -----------   ------------
Increase (decrease) in cash and cash equivalents:

     Cash flows from operating activities:
         Net loss                                                                       $    (5,241)  $     (1,667)
         Adjustments to reconcile net loss to
           net cash provided by (used in) operating activities:
              Depreciation and amortization                                                     248            456
              Provision for impairment of other real estate held for sale                        -0-            15
              Provision for impairment of bank premises and equipment                            -0-           193
              Loss on sales of securities                                                        -0-            -0-
              FHLB stock dividend                                                               (51)           (57)
              (Gain) loss on sale of premises, equipment, and other real estate                  (4)            24
              Change in other assets                                                          1,551         (2,199)
              Change in other liabilities                                                    (1,090)        (2,059)
                                                                                        -----------   ------------
     Net cash (used in) operating activities                                                 (4,587)        (5,294)
                                                                                        -----------   ------------
     Cash flows from investing activities:
         Net increase in interest-bearing deposits in other financial institutions           18,521         (6,647)
         Purchase of securities available for sale                                          (16,009)        (5,000)
         Proceeds from sales of securities available for sale                                18,674             -0-
         Proceeds from maturities, calls, or paydowns of securities available for sale        1,447         24,713
         Net decrease in loans                                                                8,840         33,236
         Purchase of premises and equipment                                                     (36)           (19)
         Proceeds from sale of premises, equipment, and other real estate                       250            819
                                                                                        -----------   ------------
     Net cash provided by investing activities                                               31,687         47,102
                                                                                        -----------   ------------

     Cash flows from financing activities:
         Net decrease in deposits                                                           (10,411)       (18,722)
         Proceeds from borrowings                                                             1,651             -0-
         Principal payments on borrowings                                                   (48,555)            -0-
                                                                                        -----------   ------------
         Net cash used in financing activities                                              (57,315)       (18,722)
                                                                                        -----------   ------------

Net change in cash and cash equivalents                                                     (30,215)        23,086
Cash and cash equivalents at beginning of period                                             44,078         23,033
                                                                                        -----------   ------------

Cash and cash equivalents at end of period                                              $    13,863   $     46,119
                                                                                        ===========   ============

Supplemental cash flow information:

Cash paid for:
     Interest                                                                           $     1,896   $      2,973
     Income taxes                                                                                -0-            -0-

Transfers of foreclosures from loans to other real estate held for sale                          31            314

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      BASIS OF PRESENTATION

      The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2005, are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

      STOCK OPTION PLANS

      The Corporation sponsors three stock option plans. One plan was approved during 2000 and applies to officers, employees, and nonemployee directors. This plan was amended as a part of the recently completed stock offering and recapitalization. The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 split), to a total authorized share balance of 453,587. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 30,000 shares (adjusted for the 1:20 split), were made available for

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      grant under these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

      The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the year ended December 31, 2004. The weighted average fair value of options granted in 2004 as of their grant date, using the assumptions shown below, was calculated at $2.80 per share. There were no options granted in the first quarter of 2005.

                                         2004
                                        ------
Dividend yield                            0.00%
Risk-free interest rate                   3.25%
Weighted average expected life (years)     4.0
Expected volatility                      30.00%

      The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the three months ended March 31, 2005 and 2004 as follows (dollars in thousands, except per share data):

                                                 March 31,     March 31,
                                                   2005          2004
                                               ------------   -----------
Net loss:
     As reported                               $     (5,241)  $    (1,667)
     Total stock-based compensation expense
     determined under fair value-based method           (49)           -0-
                                               ------------   -----------
     Pro forma                                 $     (5,290)  $    (1,667)
                                               ============   ===========

Loss per share - Basic:

     As reported                               $      (1.53)  $     (4.75)
                                               ============   ===========

     Pro forma                                 $      (1.54)  $     (4.75)
                                               ============   ===========

Loss per share - Diluted:

     As reported                               $      (1.53)  $     (4.75)
                                               ============   ===========

     Pro forma                                 $      (1.54)  $     (4.75)
                                               ============   ===========

     Weighted average shares outstanding          3,428,695       350,958
                                               ============   ===========

      In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers. The "net" other income and other expenses was not changed due to these reclassifications.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

2.    RECENT ACCOUNTING PRONOUNCEMENT

      In December 2004, the FASB re-issued SFAS No. 123 "Accounting for Stock-Based Compensation" which becomes effective for interim periods beginning after June 15, 2005. (Note: This date has now been extended to December 31, 2005). This Statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This Statement requires entities to recognize the cost of employee services received in exchange for these stock options. This Statement applies to all unvested awards outstanding as of the effective date. The Corporation plans to adopt SFAS No. 123 for the period beginning after December 31, 2005 and does not expect a material impact on the Corporation's Consolidated Financial Statements.

3.    EARNINGS (LOSS) PER SHARE

      Earnings (loss) per share are based upon the weighted average number of shares outstanding.

      The following shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2005 and 2004 (dollars in thousands, except per share data):

                                                             Three Months
                                                            Ended March 31,
                                                            2005         2004
                                                         -----------   ---------
Basic loss per common share:

  Net loss                                               $    (5,241)  $  (1,667)
                                                         ===========   =========

  Weighted average common shares outstanding               3,428,695     350,958
                                                         ===========   =========

    Basic loss per common share                          $     (1.53)  $   (4.75)
                                                         ===========   =========

Diluted loss per common share:
  Net loss                                               $    (5,241)  $  (1,667)
                                                         ===========   =========

  Weighted average common shares outstanding
    for basic loss per common share                        3,428,695     350,958
  Add:  Dilutive effect of assumed exercise
    of stock options                                              -0-         -0-
                                                         -----------   ---------
    Average shares and dilutive potential common shares    3,428,695     350,958
                                                         ===========   =========

       Diluted loss per common share                     $     (1.53)  $   (4.75)
                                                         ===========   =========

      Additional shares issued as a result of option excercises would be antidilutive in both periods due to the consolidated loss and are therefore not shown in the diluted loss per share calculation.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.    INVESTMENT SECURITIES

      The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2005, December 31, 2004, and March 31, 2004 are as follows (dollars in thousands):

                                             March 31, 2005              December 31, 2004            March 31, 2004
                                        -------------------------  ---------------------------  --------------------------
                                         Amortized    Estimated      Amortized    Estimated      Amortized     Estimated
                                           Cost      Fair Value        Cost       Fair Value        Cost       Fair Value
                                        ----------  -------------  ------------  -------------  ------------  ------------
US Agencies                             $   34,998  $      34,466  $     21,980  $      21,843  $     21,021  $     21,241
Obligations of states and political
   subdivisions                              3,710          4,004         3,711          4,029         3,772         4,212
Corporate securties                            668            675           667            681           666           708
Mortgage-related securities                 13,065         13,153        30,225         30,522        38,481        39,144
                                        ----------  -------------  ------------  -------------  ------------  ------------
   Total securities available for sale  $   52,441  $      52,298  $     56,583  $      57,075  $     63,940  $     65,305
                                        ==========  =============  ============  =============  ============  ============

      The amortized cost and estimated fair value of investment securities pledged to treasury deposits and borrowings were $1.008 million and $1.001 million, respectively, at March 31, 2005.

5.    LOANS

      The composition of loans at March 31, 2005, December 31, 2004, and March 31, 2004 is as follows (dollars in thousands):

                                             March 31,    December 31,  March 31,
                                                2005          2004        2004
                                            -----------  -------------  ---------
Commercial real estate                      $   100,911  $     105,619  $ 142,960
Commercial, financial, and agricultural          43,632         47,446     62,337
One to four family residential real estate       45,425         45,292     46,221
Consumer                                          2,277          2,379      2,867
Construction                                      2,586          3,096        636
                                            -----------  -------------  ---------
   Total loans                              $   194,831  $     203,832  $ 255,021
                                            ===========  =============  =========

      LOANS - ALLOWANCE FOR LOAN LOSSES

      An analysis of the allowance for loan losses for the three months ended March 31, 2005, the year ended December 31, 2004, and the three months ended March 31, 2004 is as follows: (dollars in thousands):

                                 March 31,    December 31,   March 31,
                                   2005          2004          2004
                                ----------   -------------   ---------
Balance at beginning of period  $    6,966   $      22,005   $  22,005
Provision for loan losses               -0-             -0-         -0-
Recoveries on loans                     97             719         113
Loans charged off                     (227)        (15,758)     (9,388)
                                ----------   -------------   ---------
   Balance at end of period     $    6,836   $       6,966   $  12,730
                                ==========   =============   =========

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      In the first quarter of 2005, net charge off activity was minimal at $130,000, or .07% of average loans outstanding. The allowance for loan losses was significantly impacted by loan charge offs in the first quarter of 2004. The Corporation completed the sale of $25.2 million of loans, primarily nonperforming, during the first quarter of 2004 which resulted in a previously allocated specific reserve on these loans being recognized as a charge off. This specific reserve charge off amounted to $7.4 million.

      The aggregate amount of nonperforming residential and consumer loans was approximately $981,000, $888,000 and $523,000 at March 31, 2005, December
      31, 2004, and March 31, 2004, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the three months ended March 31, 2005 and 2004. The nonperforming commercial loans are reflected in the information regarding impaired loans.

      LOANS - IMPAIRED LOANS

      Information regarding impaired loans as of March 31, 2005, December 31, 2004, and March 31, 2004 is as follows (dollars in thousands):

                                                                                    Valuation Reserve
                                                                                 --------------------------
                                                       March   December   March   March   December   March
                                                      31,2005  31,2004   31,2004 31,2005  31,2004   31,2004
                                                      -------  --------  ------- -------  --------  -------
Balances, at period end
   Impaired loans with specific valuation reserve     $    85  $    608  $14,478 $    83  $    136  $ 3,069
   Impaired loans with no specific valuation reserve    2,187     3,699    7,768      -0-       -0-      -0-
                                                      -------  --------  ------- -------  --------  -------

     Total impaired loans                             $ 2,272  $  4,307  $22,246 $    83  $    136  $ 3,069
                                                      =======  ========  ======= =======  ========  =======

   Impaired loans on nonaccrual basis                 $ 2,272  $  4,307  $17,774 $    83  $    136  $ 2,861
   Impaired loans on accrual basis                         -0-       -0-   4,472      -0-       -0-     208
                                                      -------  --------  ------- -------  --------  -------

     Total impaired loans                             $ 2,272  $  4,307  $22,246 $    83  $    136  $ 3,069
                                                      =======  ========  ======= =======  ========  =======

Average investment in impaired loans                  $ 3,290  $ 17,036  $33,037
Interest income recognized during impairment               21     1,053      123
Interest income that would have been recognized
   on an accrual basis                                     55       803      348
Cash-basis interest income recognized                      21       863       15

      The average investment in impaired loans was approximately $3.290 million for the three-months ended March 31, 2005, $17.036 million for the year ended December 31, 2004, and $33.037 million for the three months ended March 31, 2004, respectively. Impacting the impaired loan balances in 2004 were $40.0 million of loan sales, primarily nonperforming loans, which included $22.9 million of nonaccrual loans.

      LOANS - RELATED PARTIES

      The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners.

      See accompanying notes to condensed consolidated financial statements.

                        MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      Activity in such loans is summarized below (dollars in thousands):

                                                                March 31,    December 31,   March 31,
                                                                  2005           2004         2004
                                                              ------------   ------------   ---------
Loans outstanding, beginning of period                        $         63   $      6,514   $   6,514
New loans                                                               -0-           365          -0-
Net activity on revolving lines of credit                               -0-            -0-        -0-
Repayment                                                              (11)          (765)       (166)
Decrease related to retired executive officers and directors            -0-        (6,051)        -0-
                                                              ------------   ------------   ---------

   Loans outstanding, end of period                           $         52   $         63   $   6,348
                                                              ============   ============   =========

      There were no loans to related parties classified substandard at March 31, 2005, December 31, 2004, and March 31, 2004 respectively.

6.    BORROWINGS

      Borrowings consist of the following at March 31, 2005, December 31, 2004, and March 31, 2004 (dollars in thousands):

                                                                March 31,    December 31,    March 31,
                                                                  2005          2004            2004
                                                                ---------  ---------------   -----------
Federal Home Loan Bank advances at rates ranging from 4.35%
   to 5.16% maturing in 2010 and 2011                           $  35,000  $        83,555   $    85,475

Term loan credit, with a correspondent bank, Canadian prime
   less 1/2%, maturing February 2006                                1,651               -0-           -0-

Farmers Home Administration, fixed-rate note payable, maturing
   August 24, 2024, interest payable at 1%                          1,484            1,484         1,551
                                                                ---------  ---------------   -----------

                                                                $ 38,135   $        85,039   $    87,026
                                                                =========  ===============   ===========

      In the first quarter of 2005, the Corporation prepaid $48.555 million of the Federal Home Loan Bank ("FHLB") borrowings and incurred a prepayment penalty of $4.320 million. This early payoff of FHLB borrowings reduced interest rate risk and better positions the Corporation for future match funding of loan growth.

      The Federal Home Loan Bank borrowings are collateralized at March 31, 2005, by the following: a collateral agreement on the Corporation's one to four family residential real estate loans with a book value of approximately $31,839,000; U.S. government agency and mortgage-backed securities with an amortized cost and estimated fair value of $18,065,000 and $18,040,000, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4,804,700. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2005.

      The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $547,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, an assignment of a demand deposit account in the amount of $1,075,000, and guaranteed by the Corporation. The term loan credit is collateralized by an investment security with an amortized cost of $2.000 million and an estimated fair value of $1.965 million.

      See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.    STOCK OPTION PLANS

      A summary of stock option transactions for the three months ended March 31, 2005 and 2004 and the year ended December 31, 2004, is as follows:
      (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December, 2004).

                                               2005       2004        2004
                                             ---------  ---------   --------
Outstanding shares at beginning of period     282,999      27,483     27,483
Granted during the period                          -0-    257,152         -0-
Expired during the period                          -0-     (1,636)      (270)
                                             --------   ---------   --------

Outstanding shares at end of period           282,999     282,999     27,213
                                             ========   =========   ========

Weighted average exercise price per share
   at end of period                          $  34.55   $   34.55   $ 280.60
                                             ========   =========   ========

Shares available for grant at end of period   138,899     138,899     18,182
                                             ========   =========   ========

      Options granted in 2004 were granted at a price of $9.75 per share, the approximate fair market value at date of grant. Under these plans, options expire ten years after the date of grant.

      Following is a summary of the options outstanding and exercisable at March 31, 2005:

                                                Weighted
                                                 Average    Weighted
                                                Remaining    Average
     Exercise                  Number          Contractual  Exercise
    Price Range      Outstanding  Exercisable   Life-Years    Price
------------------  ------------  -----------  -----------  ---------
          $  9.75      257,152      120,861         9.7     $    9.75
$156.00 - $240.00       11,850       11,850         4.1        182.07
$300.00 - $406.60       13,997       13,997         2.9        365.34
                       -------    ---------    --------     ---------
                       282,999      146,708         9.1     $   34.55
                       =======    =========    ========     =========

8.    SUBORDINATED DEBENTURES

      As part of the recapitalization through the issuance of $30 million in common stock in a private placement, the subordinated debentures were paid off. This payoff settlement was negotiated with all of the holders of the subordinated debentures. The payment for the debentures was in settlement of $12,450,000 in principal and accrued interest. The total settlement price was $6,500,000 and resulted in the Corporation recording a gain on the settlement of $6,617,000. The settlement of this liability also included the accrued interest of approximately $1.2 million.

9.    CAPITAL

      On December 16, 2004, the Corporation consummated a recapitalization through the issuance of $30 million of common stock in a private placement. The net proceeds of this offering amounted to $26.2 million. This recapitalization provided the funding to enable the Corporation to recapitalize the Bank with a $15.5 million

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      capital infusion. This capital infusion provided the Bank with enough capital to be deemed a "well capitalized" institution by regulatory standards.

10.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

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

                                             March 31,   December 31,  March 31,
                                               2005          2004        2004
                                           ------------  ------------  ---------
Commitments to extend credit:
   Fixed rate                              $      1,054  $        638  $     887
   Variable rate                                 12,578        10,889      6,014
Standby letters of credit - Variable rate        11,338        17,970     14,557
Credit card commitments - Fixed rate              2,810         2,995      3,355
                                           ------------  ------------  ---------
                                           $     27,780  $     32,492  $  24,813
                                           ============  ============  =========

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

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

      CONCENTRATION OF CREDIT RISK

      The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $45.4 million, or 31.4%, of the commercial loan portfolio at March 31, 2005. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
       ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
                            AND RESULTS OF OPERATIONS

      FORWARD-LOOKING STATEMENTS

      This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

            -     Impact of continued operating losses;
            - The highly regulated environment in which the Corporation operates could adversely affect its ability to carry out its strategic plan due to restrictions on new products, funding opportunities, or new market entrances;
            - General economic conditions, either nationally or in the state(s) in which the Corporation does business;
            - Legislation or regulatory changes which affect the business in which the Corporation is engaged;
            - Changes in the interest rate environment which increase or decrease interest rate margins;
            - Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;
            - Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes, and other factors, as well as action taken by particular competitors;
            -     The ability of borrowers to repay loans;
            -     The effects on liquidity of unusual decreases in deposits;
            -     Changes in consumer spending, borrowing, and saving habits;
            -     Technological changes;
            - Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;
            - Difficulties in hiring and retaining qualified management and banking personnel;
            - The Corporation's ability to increase market share and control expenses;
            - The effect of compliance with legislation or regulatory changes;
            -     The effect of changes in accounting policies and practices;
            - The costs and effects of existing and future litigation and of adverse outcomes in such litigation.

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

      The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report and Form 10-K for the year-ended December 31, 2004. Throughout this discussion, the term "Bank" refers to mBank, formerly known as North Country Bank and Trust, the principal banking subsidiary of the Corporation.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FINANCIAL OVERVIEW

Year-to-date consolidated net loss was $5.241 million through March 31, 2005, compared to net loss of $1.667 million for the same period in 2004. Basic loss per share was $1.53 for the three months ended March 31, 2005, compared to a loss of $4.75 for the same period in 2004. There was no provision for loan losses for the three months ended March 31, 2005 and March 31, 2004. Total assets declined $64.281 million from December 31, 2004 to March 31, 2005. The loan portfolio declined $9.001 million in the first quarter of 2005, from December 31, 2004 balances of $203.832 million. Deposits totaled $205.239 million at March 31, 2005, a decline of $10.411 million from the $215.650 million at December 31, 2004.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $30.215 million in 2005. This was due to the utilization of the excess liquidity, which existed at December 31, 2004, to prepay FHLB borrowings in the first quarter of 2005. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $4.777 million, or 8.4%, from December 31, 2004 to March 31, 2005, with the balance on March 31, 2005, totaling $52.298 million. The decrease during the first quarter was due to a combination of maturities, calls, and paydowns of agencies and mortgage related securities. In the first quarter of 2005, the Corporation sold $18.7 million of callable mortgage backed securities and reinvested the proceeds in shorter term US agencies. This repositioning was done with lower interest rate and principal risk in anticipation of future rate increases. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2005, investment securities with an estimated fair value of $19.041 million were pledged.

LOANS

Through the first quarter of 2005, loan balances decreased by $9.001 million, or 4.4% from December 31, 2004 balances of $203.832 million. During the first quarter, the Bank experienced a high level, $16.8 million, of loan payoffs along with normal principal reduction of $2.3 million. These loan payoffs, which included approximately $2.3 million of nonaccrual loans, were higher than anticipated and are not expected to continue at this level. New loan production in the first quarter totaled $10.1 million. The Bank recently added additional commercial lending staff and will be adding mortgage lenders later in the year. It is anticipated that with the addition of lending staff, along with the extensive marketing campaign and introduction of new and more competitive loan products, future periods will benefit from increased loan production. The Bank sold $25.2 million of loans in the first quarter of 2004. This sale was composed of primarily non-performing loans and resulted in a reduction in non-accrual loans of $17.5 million and a total reduction in non-performing loans of $18.5 million. This loan sale also reduced concentration exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, most segments of the loan portfolio declined in the first quarter of 2005. Management intends to increase lending activities in its market for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Following is a summary of the loan portfolio at March 31, 2005, December 31, 2004, and March 31, 2004 (dollars in thousands):

                                         March 31,   Percent of   December 31,    Percent of   March 31,   Percent of
                                           2005        Total          2004          Total        2004        Total
                                         ---------   ----------   ------------    ----------   ---------   ----------
Commercial real estate                   $ 100,911        51.79%  $    105,619         51.82%  $  35,117        13.77%
Commercial, financial, and agricultural     43,632        22.39         47,446         23.28     170,180        66.74
1-4 family residential real estate          45,425        23.32         45,292         22.22      46,221        18.12
Consumer                                     2,277         1.17          2,379          1.16       2,867         1.12
Construction                                 2,586         1.33          3,096          1.52         636          .25
                                         ---------   ----------   ------------    ----------   ---------   ----------

Total loans                              $ 194,831       100.00%  $    203,832        100.00%  $ 255,021       100.00%
                                         =========   ==========   ============    ==========   =========   ==========

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2005, December 31, 2004, and March 31, 2004 (dollars in thousands):

                                     March 31, 2005                         December 31, 2004
                        ----------------------------------------- --------------------------------------
                                     Percent of    Percent of                 Percent of    Percent of
                        Outstanding  Commerical   Shareholders'  Outstanding  Commercial   Shareholders'
                          Balance      Loans         Equity        Balance       Loans        Equity
                        -----------  ----------   -------------  -----------  ----------   -------------
Hospitality and tourism $    45,390       31.40%       157.31%   $    52,659       34.40%         151.62%
Gaming                       12,618        8.73         43.73%        14,310        9.35           41.20%
Petroleum                     7,939        5.49         27.51%         7,718        5.04           22.22%
Forestry                      5,486        3.80         19.01%         2,245        1.47            6.46%
Other                        73,110       50.58        253.38%        76,133       49.74          219.21%
                        -----------      ------        ------    -----------      ------          ------
 Total Commercial Loans $   144,543      100.00%                 $   153,065      100.00%
                        ===========      ======                  ===========      ======

                                     March 31, 2004
                         ---------------------------------------
                                      Percent of    Percent of
                         Outstanding   Commercial  Shareholders'
                           Balance       Loans        Equity
                         -----------  -----------  -------------
Hospitality and tourism    $ 54,418         26.50%        580.70%
Gaming                       20,746         10.11         221.39%
Petroleum                     5,331          2.60          56.89%
Forestry                      1,300           .63          13.87%
Other                       123,502         60.16       1,317.92%
                           --------        ------       --------
 Total Commercial Loans    $205,297        100.00%
                           ========        ======

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

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At March 31, 2005, the allowance for loan losses was 3.51% of total loans outstanding compared to 3.42% at December 31, 2004 and 4.99% at March 31, 2004.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding amounted to .07% and 3.21% for the three months ended March 31, 2005 and 2004, respectively. Net charge-offs for the three-month period ended March 31, 2005, were $.130 million compared to $9.275 million for the same period in 2004. Charge-offs during the first quarter of 2004 include $7.4 million of charge-offs incurred as a result of the sale of $25.2 million of primarily non-performing loans. The sale of these non-performing loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not recognize a provision for loan losses for the three months ended March 31, 2005, and March 31, 2004 since the reserve was considered adequate at the end of both periods. There were no new significant problem loans or loan downgrades identified during the first quarter of 2005.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The table below shows period end balances of non-performing assets (dollars in thousands):

                                          March 31,     December 31,    March 31,
                                            2005            2004          2004
                                          ---------     ------------    ---------
NONPERFORMING ASSETS:

Nonaccrual loans                          $   2,272     $      4,307    $  18,297
Loans past due 90 days or more                   -0-              -0-         736
Restructured loans                               -0-              -0-          48
                                          ---------     ------------    ---------
   Total nonperforming loans                  2,272            4,307       19,081
Other real estate owned                       1,515            1,730        3,861
                                          ---------     ------------    ---------
   Total nonperforming assets             $   3,787     $      6,037    $  22,942
                                          =========     ============    =========
Nonperforming loans as a % of loans            1.17%%           2.11%        7.48%
                                          ---------     ------------    ---------
Nonperforming assets as a % of assets          1.38%%           1.78%        5.73%
                                          ---------     ------------    ---------
RESERVE FOR LOAN LOSSES:

At period end                             $   6,836     $      6,966    $  12,730
                                          ---------     ------------    ---------
As a % of loans                                3.51%%           3.42%        4.99%
                                          ---------     ------------    ---------
As a % of nonperforming loans                300.88%%         161.74%       66.72%
                                          ---------     ------------    ---------
As a % of nonaccrual loans                   300.88%%         161.74%       69.57%
                                          =========     ============    =========

Following is the allocation of the allowance for loan losses as of March 31, 2005, December 31, 2004, and March 31, 2004 (dollars in thousands):

                                                   March 31,   December 31,   March 31,
                                                     2005          2004         2004
                                                   ---------   ------------   ---------
Commercial, financial, and agricultural loans      $   1,423   $      1,419   $   6,120
One-to-four family residential real estate loans          97             97         143
Consumer loans                                            -0-            -0-         -0-
Unallocated and general reserves                       5,316          5,450       6,467
                                                   ---------   ------------   ---------
Totals                                             $   6,836   $      6,966   $  12,730
                                                   =========   ============   =========

The following ratios assist management in the determination of the Corporation's credit quality:

                                                   March 31,   December 31,   March 31,
                                                     2005          2004         2004
                                                   ---------   ------------   ---------
Allowance to total loans                                3.51%          3.42%       4.99%
Average loans outstanding, for the quarters and
 year, respectively                                  199,703   $    244,730   $ 288,548
Net charge-offs to average outstanding loans             .07%          6.15%       3.21%
Nonperforming loans to gross loans                      1.17%          2.11%       7.48%


Total nonperforming loans decreased $2.035 million since December 31, 2004. The reduction in nonperforming loans during the first quarter of 2005 is primarily due to the payoff of one major commercial loan that was in

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

nonaccrual status. During 2004, nonperforming loans were reduced through a combination of loan sales, charge-offs, and external refinancing. In 2004, the Bank sold $40 million of primarily nonperforming loans of which $22.9 million were in a nonaccrual status.

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management intensified the review of the Corporation's loans, related collateral evaluations, and the overall lending process during 2004. The Corporation also utilized a loan review consultant in 2004, to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2005.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

                                          Three Months Ended      Year Ended      Three Months Ended
                                            March 31, 2005     December 31, 2004    March 31, 2004
                                          ------------------   -----------------  ------------------
Balance at beginning of period                       $ 1,730             $ 4,356            $  4,356
Other real estate transferred from loans                  31               4,762                 314
Other real estate sold/written down                     (246)             (7,388)               (809)
                                                     -------             -------            --------
     Balance at end of period                        $ 1,515             $ 1,730            $  3,861
                                                     =======             =======            ========

During the first three months of 2005, the Corporation received real estate in lieu of loan payments of $31,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had a reduction in deposits in the first quarter of 2005. Total deposits decreased by $10.411 million, or 4.83%, in the first quarter of 2005. This reduction in deposits was primarily due to the non-renewal of Internet deposit maturities during the quarter. Internet deposits decreased by $8.228 million during the first quarter of 2005 to $43.602 million at March 31, 2005; while certificates of deposit over $100,000 showed a slight increase of $.344 million during the first quarter of 2005 to $11.070 million at March 31, 2005. The Corporation has initiated an aggressive marketing campaign to introduce new products and offer more competitive deposit pricing in an attempt to gather in market deposits.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

                                    March 31,   December 31,   March 31,
                                       2005        2004          2004
                                    ---------   ------------   ---------
NOW and money market                $  51,701   $     53,468   $  65,780
Savings and IRAs                       25,687         25,570      29,471
Certificates of Deposit <$100,000      53,458         53,100      62,767
Certificates of Deposit >$100,000      11,070         10,726      20,860
Internet CDs <$100,000                 39,099         46,227      75,813
Internet CDs >$100,000                  4,503          5,603       8,003
Demand deposit accounts                19,721         20,956      24,378
                                    ---------   ------------   ---------

   Total deposits                   $ 205,239   $    215,650   $ 287,072
                                    =========   ============   =========

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings of the Corporation decreased by $46.9 million from 2004 year-end. In the first quarter of 2005 the Corporation prepaid $48.555 million of the FHLB borrowings in order to reduce interest rate risk and to better match earning assets and funding sources. The remaining FHLB borrowings carry fixed interest rates and mature in 2010 and 2011. The remaining FHLB borrowings are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management may increase FHLB borrowings in the future as a source for funding future loan production. In the first quarter of 2005, the Bank borrowed $2 million in Canadian dollars from a correspondent bank in order to reduce the risk of an asset sensitive foreign exchange position. This term loan agreement bears interest at Canadian prime, less 1/2 percent, and is secured by an investment security with an amortized cost of $2.000 million and an estimated fair value of $1.965 million.

SUBORDINATED DEBENTURES

As part of the recapitalization, which occurred in December 2004, the subordinated debentures were paid off. This payoff settlement was negotiated with all of the holders of the subordinated debentures. The payment for the debentures was in settlement of $12,450,000 in principal and accrued interest. The total settlement price was $6,500,000 and resulted in the Corporation recording a gain on the settlement of $6,617,000. The settlement of this liability also included the accrued interest of approximately $1.2 million.

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $5.876 million from December 31, 2004 to March 31, 2005. The decrease is comprised of a net loss of $5.241 million and a decrease in the net unrealized gain on securities of $.635 million. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation's return to profitability.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended March 31, 2005, increased by $.194 million, or 9.6% compared to the same period one year ago. This increase in net interest income resulted despite

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

significant declines in average earning assets. The prepayment of $48.555 million of the FHLB borrowings at a weighted average rate of 6.04% contributed to the reduction in cost of funds and benefited the interest margin in the first quarter of 2005. The Corporation also benefited from significant declines in nonperforming loans, $16.8 million, and also from the increases in the prime rate of 2%, in the last twelve months.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses for the quarter ended March 31, 2005, and March 31, 2004. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorates or loan growth is such that the general reserve is no longer deemed adequate.

OTHER INCOME

Other income decreased by $479,000 for the quarter ended March 31, 2005, compared to the quarter ended March 31, 2004. Service fees decreased $132,000, while loan and lease income increased $2,000 and loan gains declined $12,000. The decline in service fees is primarily due to the significant decline in deposits from March 31, 2004 to March 31, 2005. Other non-interest income was positively impacted in the first quarter of 2004 from a gain of $258,000 on the sale of a limited partnership interest.

The following table details noninterest income for the three months ended March 31, 2005 and March 31, 2004 (dollars in thousands):

                                                  Three Months Ended      % Increase
                                                       March 31,          (Decrease)
                                                  2005        2004         2005-2004
                                                ---------   ---------     ----------
Service fees                                    $     161   $     293         (45.05)%
Loan and lease fee income                               7           5          40.00
Gain on sale of loans                                  -0-         12        (100.00)
Gain (loss) on sale of property and equipment           2          -0-        (95.83)
Other non interest income                              15         353         (95.75)
                                                ---------   ---------     ----------
   Subtotal                                           185         663         (73.98)
                                                ---------   ---------     ----------
Net Securities gains (losses)                          (1)         -0-        100.00
                                                ---------   ---------     ----------
   Total noninterest income                     $     184   $     663          74.12%
                                                =========   =========     ==========

OTHER EXPENSES

Other expenses increased $3.289 million for the quarter ended March 31, 2005, compared to the same period in 2004. The prepayment penalty on FHLB borrowings incurred by the Corporation in the first quarter of 2005 amounted to $4.320 million and was the primary reason for the increase. Salaries, commissions, and related benefits increased modestly, by $5,000, during the first quarter of 2005 compared to the first quarter of 2004. During the first quarter of 2004, the Corporation recognized the cost of closing five branch offices. The total cost associated with those branch office closings in 2004 amounted to $452,000 of which $266,000 was recognized in the first quarter of 2004 and is included in other operating expenses. Areas of noninterest expense such as furniture and equipment, occupancy, data processing, and telephone expense declined between periods due to these branch closures and branch sales that occurred later in 2004. Advertising expense at $139,000 in the first quarter of 2005 increased due to the Corporation's efforts to regain market share by advertising new products and services. The Corporation has engaged a marketing agency to develop an extensive marketing program to launch the Bank's new name, from North Country Bank and Trust to mBank, and create an advertising program to announce new products

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

and services. It is anticipated that the increased level of advertising expenses will continue through the remainder of 2005.

The following table details noninterest expense for the three months ended March 31, 2005 and March 31, 2004 (dollars in thousands):

                                                Three Months Ended        % Increase
                                                     March 31,            (Decrease)
                                                 2005        2004         2005-2004
                                               ---------    -------       ----------
Salaries, commissions, and related benefits    $   1,504    $ 1,499              .33%
Furniture and Equipment Expense                      159        258           (38.37)
Occupancy Expense                                    226        347           (34.87)
Data Processing Expense                              246        355           (30.70)
Accounting, legal and consulting fees                318        406           (21.67)
Loan and Deposit Expense                             293        493           (40.57)
Telephone                                             60        213           (71.83)
Advertising Expense                                  139         17           717.65
Penalty - prepayment of  FHLB borrowings           4,320         -0-          100.00
Other                                                365        753           (51.53)
                                               ---------    -------        ---------
   Total noninterest expense                   $   7,630    $ 4,341            75.77%
                                               =========    =======        =========

FEDERAL INCOME TAXES

There was no tax provision for the first quarter of 2005 and 2004. The Corporation's current year net losses are not currently being benefited due to the uncertainty of utilization. The Corporation has approximately $24.4 million of NOL carryforward along with tax benefit carryforwards of $1.5 million. The NOL and tax credit carryforward benefit is dependent upon the future profitability and generation of taxable income; therefore no future benefit of these deferred items has been recorded.

LIQUIDITY

As a result of the Corporation's renewed capital strength, from the recapitalization in December, 2004, the Corporation is now able to pursue sources of liquidity, such as lines of credit from correspondent banks, borrowings from the Federal Home Loan Bank and possible brokered deposits acquisition. The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2005 are discussed below.

During the first quarter of 2005, the Corporation decreased cash and cash equivalents by $30.215 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from cash used in financing activities. The Corporation prepaid $48.555 million in FHLB borrowings in the first quarter of 2005. The Corporation utilized short term liquidity sources such as federal funds sold and time deposits in other financial institutions to fund the prepayment. In the first quarter of 2005, the Corporation funded the reduction of deposits of $10.411 million primarily through the balance sheet reductions of loans, $8.840 million, and investments, $4.112 million. These asset reductions allowed the Corporation to maintain adequate liquidity of $13.863 million.

It is anticipated that during the remainder of 2005, the Corporation will fund anticipated loan production with a combination of core deposit growth and from the use of Internet deposits and FHLB borrowings.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. At March 31, 2005, the Corporation's parent had a balance of $1.671 million in cash and cash equivalents and does not anticipate the need for additional sources of funds in the near term.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The Corporation's liquidity plan for 2005 includes strategies to increase core deposits in the Corporation's local markets. The introduction of new products through an extensive advertising campaign commenced in the first quarter of 2005, with a goal of increasing core deposits to reduce the dependency on noncore, out of market, deposits. The Corporation's liquidity plan for 2005 calls for augmenting local deposit growth efforts with Internet CD funding, to the extent necessary. The Corporation has also reestablished borrowing lines at correspondent banks to provide additional sources of liquidity.

CAPITAL AND REGULATORY

During the first quarter of 2005, capital decreased by $5.876 million, as a result of the net loss of $5.241 million and the decrease in the unrealized gain on securities available for sale of $.635 million. This compares to a decrease in capital during the same period in the previous year of $1.329 million, resulting primarily from a net loss of $1.667 million and a positive change in the unrealized gain on securities available for sale of $.338 million.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2005 and December 31, 2004, the Corporation and the Bank, were well capitalized.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

The following table details sources of capital for the periods indicated.

                                                March 31,    December 31,    March 31,
                                                  2005           2004          2004
                                                ---------    ------------    ---------
CAPITAL STRUCTURE
Long-term debt (1)                              $      -0-             -0-   $  12,450
Shareholders' equity                               28,854          34,730        9,371
                                                ---------    ------------    ---------
Total capitalization                            $  28,854    $     34,730    $  21,821
                                                ---------    ------------    ---------
Tangible capital                                $  28,430    $     34,275    $  20,324
                                                ---------    ------------    ---------
INTANGIBLE ASSETS
   Core deposit premium                         $     424    $        455    $     978
   Other identifiable intangibles                      -0-             -0-         519
                                                ---------    ------------    ---------
Total intangibles                               $     424    $        455    $   1,497
                                                ---------    ------------    ---------
RISK-BASED CAPITAL
Tier I capital:
   Shareholders' equity                         $  28,854    $     34,730    $   9,371
Net unrealized (gains) losses on
  available for sale securities                       143            (492)      (1,365)
   Minority interest                                   80              78        2,263
   Less: intangibles                                 (424)           (455)      (1,497)
                                                ---------    ------------    ---------
     Total Tier I capital                       $  28,653    $     33,861    $   8,772
                                                ---------    ------------    ---------
Tier II Capital:
   Allowable reserve for loan losses            $   2,585    $      2,918    $   3,495
   Qualifying long-term debt                           -0-             -0-       5,277
                                                ---------    ------------    ---------
     Total Tier II capital                          2,585           2,918        8,772
                                                ---------    ------------    ---------
     Total capital                              $  31,238    $     36,779       17,544
                                                =========    ============    =========
Risk-adjusted assets                            $ 202,584    $    229,355    $ 270,403
                                                =========    ============    =========
Capital ratios:
   Tier I Capital to risk weighted assets           14.14%          14.76%        3.24%
   Total Capital to risk weighted assets            15.42%          16.04%        6.49%
   Tier I Capital to average assets                  9.67%          10.68%        2.13%

(1) Long term debt in the Corporation's subordinated debentures.

Regulatory capital is not the same as shareholders' equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                     Tier I        Tier I           Total
                                                   Capital to    Capital to      Capital to
                                                     Average    Risk-Weighted   Risk-Weighted
                                                     Assets        Assets          Assets
                                                   ----------   -------------   -------------
Regulatory minimum for capital adequacy purposes      4.00%         4.00%            8.00%

The Corporation:
    March 31, 2005                                    9.67%        14.14%           15.42%
    December 31, 2004                                10.68%        14.76%           16.04%

The Bank:
    March 31, 2005                                    9.10%        13.33%           14.61%
    December 31, 2004                                 9.89%        13.96%           15.23%

HISTORY

In October 2001, the Bank was notified by the FDIC that it was a "troubled institution" within the meaning of FDIC regulations. As a troubled institution, the Bank is required to notify the FDIC 30 days prior to the addition or replacement of a Board member and the employment or changes in responsibilities of a senior executive officer.

In September 2002, a regularly-scheduled safety and soundness examination of the Bank was conducted by its principal regulators, the Michigan Office of Financial and Insurance Services ("OFIS"), and the FDIC. During the course of that examination, the FDIC, the OFIS, and the Federal Reserve Bank of Chicago ("FRB") requested that the Corporation and the Bank take certain actions, including suspending the payment of dividends and conserving the liquidity of the Corporation.

In response to the concerns expressed by the regulators, the Board of Directors of the Corporation and the Bank adopted resolutions providing for prior regulatory approval of the declaration or payment of any dividend by the Corporation or the Bank, and suspension of interest payments by the Corporation in connection with its trust preferred securities. The agreements relating to the trust preferred securities allow for the suspension of payments for up to 20 quarters. Therefore, the suspension of the interest payments did not violate the agreement.

Following the completion of the regularly-scheduled safety and soundness examination of the Bank by the FDIC and the OFIS in November 2002, and the Bank's receipt of the related Report of Examination ("Report"), the FDIC and the OFIS, with the consent of the Bank, on March 26, 2003, entered a formal order (the "Order") under Federal and State banking laws. The Order became effective on April 5, 2003, and was to remain in effect until modified or terminated by action of the FDIC and the OFIS. The Order identified deficiencies in the Bank's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board of Governors of the Federal Reserve System (the "Board"), the FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Order also required the Bank to maintain specified capital ratios during the life of the Order.

The Order required the Bank and its directors to take specific steps, within time periods specified in the Order, to address the operational deficiencies, including certain violations of law and regulations, identified by the FDIC and the OFIS in the Order and the Report.

Significant progress was made by the Corporation in addressing all of the deficiencies of the Order. The most significant event, which occurred in mid-December 2004, was the consummation of a $30 million stock offering through a private placement that resulted in net proceeds of $26.2 million. This recapitalization allowed the Corporation to inject $15.5 million of capital into the Bank which satisfied all of the capital requirements of the Order.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

On February 8, 2005, the Order was formally removed; however, the Bank entered into an informal agreement which requires the Bank to maintain a Tier 1 Capital ratio of at least 8%. The Bank is also required to have regulatory approval before paying dividends.

     See accompanying notes to condensed consolidated financial statements.

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

Loans are the most significant earning asset. Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities. In addition, the Corporation prices loans so it has an opportunity to reprice the loan within 12 to 36 months.

The Corporation also has $52.3 million of securities; of which $13.2 million are mortgage-backed securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

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

     See accompanying notes to condensed consolidated financial statements.

                       NORTH COUNTRY FINANCIAL CORPORATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following is the Corporation's opportunities at March 31, 2005 (dollars in thousand):

                                            1-90      91 - 365      >1-5      Over 5
                                            Days        Days       Years       Years      Total
                                          ---------   ---------   --------   --------   ---------
Interest-earning assets:
    Loans                                 $ 142,242       1,415     31,517     19,657   $ 194,831
    Securities                                5,814       4,105     36,018      6,361      52,298
    Other (1)                                15,026          -0-        -0-        -0-     15,026
                                          ---------   ---------   --------   --------   ---------

    Total interest-earning assets           163,082       5,520     67,535     26,018     262,155
                                          ---------   ---------   --------   --------   ---------

    Interest-bearing obligations:
    Savings deposits                         70,856          -0-        -0-        -0-     70,856
    Time deposits                            27,125      50,373     36,411        752     114,661
    Borrowings                                   -0-      1,718      1,417     35,000      38,135
                                          ---------   ---------   --------   --------   ---------
    Total interest-bearing obligations       97,981      52,091     37,828     35,752     223,652
                                          ---------   ---------   --------   --------   ---------

Gap                                       $  65,101   $ (46,571)  $ 29,707   $ (9,734)  $  38,503
                                          =========   =========   ========   ========   =========

Cumulative gap                            $  65,101   $  18,530   $ 48,237   $ 38,503
                                          =========   =========   ========   ========

(1) Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2005, the Corporation had a cumulative asset sensitivity gap position of $18.530 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could increase. Conversely, if market interest rates decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

At December 31, 2004, the Corporation had a cumulative asset sensitivity gap position of $63.804 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn more net interest income. Conversely, if market interest rates continued to decrease over a twelve-month period, the December 31, 2004, gap position suggested the Corporation's net interest income would decrease.

The decrease in the gap position from December 31, 2004 to March 31, 2005 resulted from the use of short term investments to fund the prepayment of long term liabilities. This was done in order to reduce interest rate risk and better match assets and liabilities. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

     See accompanying notes to condensed consolidated financial statements.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. The Corporation entered into a term loan payable in Canadian dollars during the first quarter of 2005 in order to offset the foreign exchange exposure due to an asset sensitive position. As of March 31, 2005, the Corporation had excess Canadian liabilities of $.227 million (or $.207 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

OFF-BALANCE-SHEET RISK

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps, or options. However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                         ITEM 4. CONTROLS AND PROCEDURES

As of March 31 2005, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings as of March 31, 2004.

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank is subject to the litigation and arbitration described below. The litigation and arbitration that is not routine and incidental to the business of banking is described below. The same litigation and arbitration was previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31. 2004,

SECURITIES LITIGATION

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

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

      Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

      Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

      Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.

      Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

                         MACKINAC FINANCIAL CORPORATION
                                    SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       MACKINAC FINANCIAL CORPORATION
                                               (Registrant)

5/13/05                                By: /s/ Paul D. Tobias
---------                                  ------------------------------------
Date                                       PAUL D. TOBIAS,
                                           CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                           (principal executive officer)

                                       By: /s/ Ernie R. Krueger
                                           ------------------------------------
                                           ERNIE R. KRUEGER
                                           SENIOR VICE PRESIDENT /CONTROLLER
                                           (principal accounting officer)

                                 EXHIBIT INDEX

EXHIBIT NO.                            EXHIBIT DESCRIPTION
------------                           -------------------
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