Form 10-Q
period 2005-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2005-08-15
CIK 36506

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2005

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

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

As of July 31, 2005, there were outstanding 3,428,695 shares of the registrant's common stock, no par value.

                         MACKINAC FINANCIAL CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -
                June 30, 2005 (Unaudited), December 31, 2004 and
                June 30, 2004 (Unaudtied)............................       1

             Condensed Consolidated Statements of Operations - Three
                and Six Months Ended June 30, 2005 (Unaudited) and
                June 30, 2004 (Unaudited)............................       2

             Condensed Consolidated Statements of Changes in
                Shareholders' Equity - Three and Six Months Ended
                June 30, 2005 (Unaudited) and June 30, 2004
                (Unaudited)..........................................       3

             Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2005 (Unaudited) and
                June 30, 2004 (Unaudited)............................       4

             Notes to Condensed Consolidated Financial
                Statements (Unaudited)...............................       5

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations..................      13

   Item 3.   Quantitative and Qualitative Disclosures About Market
                Risk.................................................      26

   Item 4.   Controls and Procedures.................................      29

PART II. OTHER INFORMATION

   Item 1.   Legal Proceedings.......................................      30

   Item 4.   Submission of  Matters to a Vote of  Security Holders...      35

   Item 6.   Exhibits and Reports on Form 8-K........................      36

   SIGNATURES .......................................................      37

                         MACKINAC FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                  June 30,    December 31,     June 30,
                                                                    2005          2004           2004
                                                                -----------   ------------   -----------
                                                                (Unaudited)                  (Unaudited)
ASSETS
Cash and due from banks                                           $ 11,477      $  4,230       $  5,707
Federal funds sold                                                   8,767        39,848          9,333
                                                                  --------      --------       --------
   Cash and cash equivalents                                        20,244        44,078         15,040

Interest-bearing deposits in other financial institutions               --        18,535         15,726
Securities available for sale                                       36,166        57,075         64,552
Federal Home Loan Bank stock                                         4,855         4,754          4,652

Total loans                                                        204,503       203,832        233,032
   Allowance for loan losses                                        (6,636)       (6,966)       (10,850)
                                                                  --------      --------       --------
Net loans                                                          197,867       196,866        222,182

Premises and equipment                                              10,496        10,739         12,430
Other real estate held for sale                                      2,312         1,730          3,557
Other assets                                                         4,171         5,720          6,903
                                                                  --------      --------       --------
   Total assets                                                   $276,111      $339,497       $345,042
                                                                  ========      ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
   Non-interest-bearing deposits                                  $ 21,033      $ 20,956       $ 21,477
   Interest-bearing deposits                                       186,781       194,694        214,169
                                                                  --------      --------       --------
   Total deposits                                                  207,814       215,650        235,646

Borrowings                                                          36,484        85,039         86,637
Subordinated debentures                                                 --            --         12,450
Other liabilities                                                    3,296         4,078          4,424
                                                                  --------      --------       --------
   Total liabilities                                               247,594       304,767        339,157

Shareholders' equity:
   Preferred stock - No par value:
      Authorized - 500,000 shares, no shares outstanding                --            --             --
   Common stock and additional paid in capital - No par value
      Authorized - 18,000,000 shares
      Issued and outstanding - 3,428,695
      3,428,695 and 350,958, respectively                           42,412        42,335         16,175
   Accumulated deficit                                             (13,915)       (8,097)        (9,769)
   Accumulated other comprehensive income (loss)                        20           492           (521)
                                                                  --------      --------       --------
      Total shareholders' equity                                    28,517        34,730          5,885
                                                                  --------      --------       --------
   Total liabilities and shareholders' equity                     $276,111      $339,497       $345,042
                                                                  ========      ========       ========

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                      Three Months Ended     Six Months Ended
                                                           June 30,              June 30,
                                                      ------------------   -------------------
                                                        2005       2004      2005       2004
                                                      --------   -------   --------   --------
Interest income:
   Interest and fees on loans:
      Taxable                                          $3,201    $ 4,069    $ 6,260    $ 7,865
      Tax-exempt                                          230        324        472        643
   Interest on securities:
      Taxable                                             434        574        896      1,272
      Tax-exempt                                           42         43         84         86
   Other interest                                         110        143        293        263
                                                       ------    -------    -------    -------
      Total interest income                             4,017      5,153      8,005     10,129
                                                       ------    -------    -------    -------

Interest expense:
   Deposits                                             1,198      1,378      2,328      3,043
   Borrowings                                             431      1,189      1,084      2,370
   Subordinated debentures                                 --        119         --        238
                                                       ------    -------    -------    -------
      Total interest expense                            1,629      2,686      3,412      5,651
                                                       ------    -------    -------    -------

Net interest income                                     2,388      2,467      4,593      4,478
Provision for loan losses                                  --         --         --         --
                                                       ------    -------    -------    -------
Net interest income after provision for loan losses     2,388      2,467      4,593      4,478
                                                       ------    -------    -------    -------

Other income:
   Service fees                                           172        287        333        580
   Loan and lease fees                                      4          4          6          9
   Net security gains                                      98         --         97         --
   Net gains on sale of loans                              13          8         20         20
   (Loss) on sale of branches                              --       (254)        --       (254)
   Other                                                   83         18         98        371
                                                       ------    -------    -------    -------
      Total other income                                  370         63        554        726
                                                       ------    -------    -------    -------

Other expense:
   Salaries and employee benefits                       1,606      1,354      3,110      2,853
   Furniture and equipment                                138        235        297        493
   Occupancy                                              247        279        473        626
   Data processing                                        246        348        492        703
   Accounting, legal, and consulting fees                 228        572        546        978
   Loan and deposit                                       250        600        543      1,093
   Telephone                                               77         19        137        232
   Advertising                                            243         26        382         43
   Penalty on prepayment of FHLB borrowings                --         --      4,320         --
   Other                                                  300        697        665      1,450
                                                       ------    -------    -------    -------
      Total other expense                               3,335      4,130     10,965      8,471
                                                       ------    -------    -------    -------

Loss before provision for income taxes                   (577)    (1,600)    (5,818)    (3,267)
Provision for income taxes                                 --         --         --         --
                                                       ------    -------    -------    -------
Net loss                                               $ (577)   $(1,600)   $(5,818)   $(3,267)
                                                       ======    =======    =======    =======
Loss per common share:
   Basic                                               $ (.17)   $ (4.56)   $ (1.70)   $ (9.31)
                                                       ======    =======    =======    =======
   Diluted                                             $ (.17)   $ (4.56)   $ (1.70)   $ (9.31)
                                                       ======    =======    =======    =======

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION

      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                              Three Months Ended    Six Months Ended
                                                                   June 30,             June 30,
                                                              ------------------   ------------------
                                                                2005       2004      2005      2004
                                                              --------   -------   -------   --------
Balance, beginning of period                                  $28,854    $ 9,371   $34,730   $10,700

Net loss for period                                              (577)    (1,600)   (5,818)   (3,267)
Change in minority interest of consolidated subsidiary             77         --        77        --
Net unrealized gain (loss) on securities available for sale       163     (1,886)     (472)   (1,548)
                                                              -------    -------   -------   -------
   Total comprehensive income (loss)                             (337)    (3,486)   (6,213)   (4,815)

Balance, end of period                                        $28,517    $ 5,885   $28,517   $ 5,885
                                                              =======    =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                Six Months Ended
                                                                    June 30,
                                                              -------------------
                                                                2005       2004
                                                              --------   --------
Increase (decrease) in cash and cash equivalents:

   Cash flows from operating activities:
      Net loss                                                $ (5,818)  $ (3,267)
      Adjustments to reconcile net loss to net cash
         provided by (used in) operating activities:
         Depreciation and amortization                             489        914
         Provision for impairment of other real estate held
            for sale                                                --         22
         Gain on sales of securities                               (97)        --
         Gain on sales of premises, equipment, and other
            real estate                                             (4)       (33)
         FHLB stock dividend                                      (101)      (108)
         Change in other assets                                  1,550      3,120
         Change in other liabilities                              (768)    (2,145)
                                                              --------   --------
      Net cash used in operating activities                     (4,749)    (1,497)
                                                              --------   --------

   Cash flows from investing activities:
      Net (increase) decrease in interest-bearing deposits
         in other financial institutions                        18,535     (9,678)
      Purchase of securities available for sale                (16,009)   (10,000)
      Proceeds from sales of securities available for sale      30,813     20,000
      Proceeds from maturities, calls or paydowns of
         securities available for sale                           5,666      8,494
      Net decrease (increase) in loans                          (1,828)    49,997
      Purchase of premises and equipment                          (120)       (19)
      Proceeds from sales of premises, equipment, and other
         real estate                                               249      5,247
                                                              --------   --------
   Net cash provided by investing activities                    37,306     64,041
                                                              --------   --------

   Cash flows from financing activities:
      Net decrease in deposits                                  (7,836)   (70,148)
      Proceeds from issuance of debt                             1,651        100
      Principal payments on borrowings                         (50,206)      (489)
                                                              --------   --------
   Net cash used in financing activities                       (56,391)   (70,537)
                                                              --------   --------

Net change in cash and cash equivalents                        (23,834)    (7,993)
Cash and cash equivalents at beginning of period                44,078     23,033
                                                              --------   --------
Cash and cash equivalents at end of period                      20,244   $ 15,040
                                                              ========   ========

Supplemental cash flow information:

Cash paid for:
   Interest                                                   $  3,522   $  5,929
   Income taxes                                                     --         --

Transfers of foreclosures from loans to other real estate
   held for sale                                                   827      3,662

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     Stock Option Plans

     The Corporation sponsors three stock option plans. One plan was approved in 2000 and applies to officers, employees, and nonemployee directors. This plan was amended as a part of the recently completed stock offering and recapitalization. The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 30,000 shares (adjusted for the 1:20 reverse stock split), were made available for grant under these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the six months ended June 30, 2005. The weighted average fair value of options granted in 2005 as of their grant date, using assumptions shown below, was calculated at $3.55 per share. There were 60,000 options granted in the second quarter of 2005 at an exercise price of $12.00 per share.

                                              June 30,
                                                2005
                                              --------
     Dividend yield                             0.00%
     Risk-free interest rate                    3.80%
     Weighted average expected life (years)      4.0
     Expected volatility                       30.00%

     The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the six months ended June 30, 2005 and 2004 as follows (dollars in thousands, except per share data):

                                                               Six months ended
                                                            ---------------------
                                                             June 30,    June 30,
                                                               2005        2004
                                                            ----------   --------
     Net Loss:
        As reported                                         $   (5,818)  $ (3,267)
        Total stock-based compensation expense determined
           under fair value-based method                    $      (43)  $     --
                                                            ----------   --------
     Pro forma                                              $   (5,861)  $ (3,267)
                                                            ==========   ========
     Loss per share - Basic:
        As reported                                         $    (1.70)  $  (9.31)
                                                            ==========   ========
        Pro forma                                           $    (1.71)  $  (9.31)
                                                            ==========   ========
     Loss per share - Diluted:
        As reported                                         $    (1.70)  $  (9.31)
                                                            ==========   ========
        Pro forma                                           $    (1.71)  $  (9.31)
                                                            ==========   ========
        Weighted average shares outstanding                  3,428,695    350,958
                                                            ==========   ========

     RECLASSIFICATION

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

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     The following shows the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

                                                              Three Months Ended       Six Months Ended
                                                                   June 30,                June 30,
                                                            ---------------------   ---------------------
                                                               2005        2004        2005        2004
                                                            ----------   --------   ----------   --------
Basic loss per common share:
   Net loss                                                 $     (577)  $ (1,600)  $   (5,818)  $ (3,267)
                                                            ==========   ========   ==========   ========
   Weighted average common shares outstanding                3,428,695    350,958    3,428,695    350,958
                                                            ==========   ========   ==========   ========
      Basic loss per common share                           $     (.17)  $  (4.56)  $    (1.70)  $  (9.31)
                                                            ==========   ========   ==========   ========
Diluted loss per common share:
   Net loss                                                 $     (.17)  $  (4.56)  $    (1.70)  $  (9.31)
                                                            ==========   ========   ==========   ========
Weighted average common shares outstanding for
   basic loss per common share                               3,428,695    350,958    3,428,695    350,958
Add: Dilutive effect of assumed exercise of stock options           --         --           --         --
                                                            ----------   --------   ----------   --------
   Average shares and dilutive potential common shares       3,428,695    350,958    3,428,695    350,958
                                                            ==========   ========   ==========   ========
   Diluted loss per common share                            $     (.17)  $  (4.56)  $    (1.70)  $  (9.31)
                                                            ==========   ========   ==========   ========

     Additional shares issued as a result of option exercises would be antidilutive in both periods due to the consolidated loss and are therefore not shown in the diluted loss per share calculation.

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2005, December 31, 2004 and June 30, 2004 are as follows (dollars in thousands):

                                                        June 30, 2005          December 31, 2004          June 30, 2004
                                                   ----------------------   ----------------------   ----------------------
                                                   Amortized    Estimated   Amortized    Estimated   Amortized    Estimated
                                                      Cost     Fair Value      Cost     Fair Value      Cost     Fair Value
                                                   ---------   ----------   ---------   ----------   ---------   ----------
US Agencies                                         $32,001      $31,659     $21,980      $21,843     $26,018      $25,621
Obligations of states and political subdivisions      3,645        4,005       3,711        4,029       3,711        3,855
Corporate securities                                    500          502         667          681         666          695
Mortgage-related securities                              --           --      30,225       30,522      34,678       34,381
                                                    -------      -------     -------      -------     -------      -------
   Total securities available for sale              $36,146      $36,166     $56,583      $57,075     $65,073      $64,552
                                                    =======      =======     =======      =======     =======      =======

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     The amortized cost and estimated fair value of investment securities pledged to treasury deposits and borrowings were $19.405 million and $19.150 million, respectively, at June 30, 2005.

5.   LOANS

     The composition of loans at June 30, 2005, December 31, 2004 and June 30, 2004 is as follows (dollars in thousands):

                                                  June 30,   December 31,   June 30,
                                                    2005         2004         2004
                                                  --------   ------------   --------
     Commercial real estate                       $104,785     $105,619     $122,100
     Commercial, financial, and agricultural        47,534       47,446       63,052
     One to four family residential real estate     43,012       45,292       44,457
     Consumer                                        2,153        2,379        2,678
     Construction                                    7,019        3,096          745
                                                  --------     --------     --------
        Total loans                               $204,503     $203,832     $233,032
                                                  ========     ========     ========


     LOANS - ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses for the six months ended June 30, 2005, the year ended December 31, 2004, and the six months ended June 30, 2004 is as follows: (dollars in thousands):

                                      June 30,   December 31,   June 30,
                                        2005         2004         2004
                                      --------   ------------   --------
     Balance at beginning of period    $6,966      $ 22,005     $ 22,005
     Recoveries on loans                  101           719          344
     Loans charged off                   (431)      (15,758)     (11,499)
     Provision                             --            --           --
                                       ------      --------     --------
     Balance at end of period          $6,636      $  6,966     $ 10,850
                                       ======      ========     ========

     In the first six months of 2005, net charge off activity was minimal at $330,000, or .17% of average loans outstanding. The allowance for loan losses was significantly impacted by loan charge offs in the first quarter of 2004. The Corporation completed the sale of $25.2 million of loans, primarily nonperforming, during the first quarter of 2004 which resulted in a previously allocated specific reserve on these loans being recognized as a charge off. This specific reserve charge off amounted to $7.4 million.

     The aggregate amount of nonperforming residential and consumer loans was approximately $394,000, $888,000, and $523,000 at June 30, 2005, December
     31, 2004 and June 30, 2004, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the six months ended June 30, 2005 and 2004. The nonperforming commercial loans are reflected in the information regarding impaired loans.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     LOANS - IMPAIRED LOANS

     Information regarding impaired loans as of June 30, 2005, December 31, 2004 and June 30, 2004 is as follows (dollars in thousands):

                                                                                                           Valuation Reserve
                                                                                                  ----------------------------------
                                                         June 30,    December 31,     June 30,    June 30,   December 31,   June 30,
                                                           2005          2004           2004        2005         2004         2004
                                                       -----------   ------------   -----------   --------   ------------   --------
                                                       (Unaudited)                  (Unaudited)
Balances, at period end
   Impaired loans with specific valuation reserve         $    6        $   608      $ 8,265         $ 6         $136         $587
   Impaired loans with no specific valuation reserve       1,527          3,699          524          --           --           --
                                                          ------        -------      -------         ---         ----         ----
      Total impaired loans                                $1,533        $ 4,307      $ 8,789         $ 6         $136         $587
                                                          ======        =======      =======         ===         ====         ====

   Impaired loans on nonaccrual basis                     $1,533        $ 4,307      $ 8,789         $ 6         $136         $587
   Impaired loans on accrual basis                            --             --           --          --           --           --
                                                          ------        -------      -------         ---         ----         ----
      Total impaired loans                                $1,533        $ 4,307      $ 8,789         $ 6         $136         $587
                                                          ======        =======      =======         ===         ====         ====

Average investment in impaired loans                      $3,022        $17,036      $24,954
Interest income recognized during impairment                  51          1,053          712
Interest income that would have been recognized
   on an accrual basis                                        89            803          279
Cash-basis interest income recognized                         51            863          712

     The average investment in impaired loans was approximately $3.022 million for the six-months ended June 30, 2005, $17.036 million for the year ended December 31, 2004, and $24.954 million for the six months ended June 30, 2004, respectively. The reduction in impaired loan balances from June 30, 2004 to June 30, 2005, of $21.932 million, was largely due to $40.0 million of loan sales, primarily nonperforming loans, which included $22.9 million of nonaccrual loans.

     LOANS - RELATED PARTIES

     The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

                                                 June 30,   December 31,   June 30,
                                                   2005         2004         2004
                                                 --------   ------------   --------
     Loans outstanding beginning of period         $  63       $ 6,514      $6,514
     New loans                                        52           365          40
     Net activity on revolving lines of credit       416            --          --
     Repayment                                      (115)         (765)       (331)
     Decrease related to retired executive
        officers and directors                        --        (6,051)         --
                                                   -----       -------      ------
        Loans outstanding end of period            $ 416       $    63      $6,223
                                                   =====       =======      ======

     There were no loans to related-parties classified at June 30, 2005, December 31, 2004 or June 30, 2004, respectively.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   BORROWINGS

     Borrowings consist of the following at June 30, 2005, December 31, 2004 and June 30, 2004 (dollars in thousands):

                                                             June 30,   December 31,   June 30,
                                                               2005         2004         2004
                                                             --------   ------------   --------
     Federal Home Loan Bank advances at rates ranging
        from 4.35% to 5.16% maturing in 2010 and 2011         $35,000      $83,555      $84,986

     Farmers Home Administration, fixed-rate note payable,
        maturing August 24, 2004, interest payable at 1%        1,484        1,484        1,551

     Notes payable to directors                                    --           --          100
                                                              -------      -------      -------
                                                              $36,484      $85,039      $86,637
                                                              =======      =======      =======

     In the first quarter of 2005, the Corporation prepaid $48.555 million of the Federal Home Loan Bank ("FHLB") borrowings and incurred a prepayment penalty of $4.320 million. This early payoff of FHLB borrowings reduced interest rate risk and better positions the Corporation for future match funding of loan growth.

     The Federal Home Loan Bank borrowings are collateralized at June 30, 2005, by the following: a collateral agreement on the Corporation's one to four family residential real estate loans with a book value of approximately $28,263,000; U.S. government agency securities with an amortized cost and estimated fair value of $18,399,000 and $18,149,000, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4,855,000. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2005.

     The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $678,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, an assignment of a demand deposit account in the amount of $948,000, and guaranteed by the Corporation.

7.   STOCK OPTION PLANS

     A summary of stock option transactions for the six months ended June 30, 2005 and 2004, and the year ended December 31, 2004, is as follows:
     (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December 2004).

                                                   June 30,   December 31,   June 30,
                                                     2005         2004         2004
                                                   --------   ------------   --------
     Outstanding shares at beginning of year        282,999       27,483      27,483
     Granted during the period                       60,000      257,152          --
     Expired during the period                      (19,042)      (1,636)       (700)
                                                   --------     --------     -------
     Outstanding shares at end of period            323,957      282,999      26,783
                                                   ========     ========     =======

     Weighted average exercise price per share
        at end of period                           $  15.39     $  34.55     $280.40
                                                   ========     ========     =======

     Shares available for grant at end of period    140,948      189,532      18,612
                                                   ========     ========     =======

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     Options granted in 2005 were granted at a price of $12.00 per share, the approximate fair market value at date of grant. Under these plans, options expire ten years after the date of grant.

     Following is a summary of the options outstanding and exercisable at June 30, 2005:

                                                       Weighted
                                                       Average     Weighted
                                   Number             Remaining     Average
          Exercise       -------------------------   Contractual   Exercise
        Price Range      Outstanding   Exercisable    Life-Years     Price
     -----------------   -----------   -----------   -----------   --------
           $9.75           257,152       120,861         9.5        $  9.75
           $12.00           60,000        12,000         9.9          12.00
     $156.00 - $240.00       4,225         4,225         4.9         181.80
     $300.00 - $406.60       2,580         2,580         3.6         383.26
                           -------       -------         ---        -------
                           323,957       139,666         9.4        $ 15.39
                           =======       =======         ===        =======

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

9.   CAPITAL

On December 16, 2004, the Corporation consummated a recapitalization through the issuance of $30 million of common stock in a private placement. The net proceeds of this offering amounted to $26.2 million. This recapitalization provided the funding to enable the Corporation to recapitalize the Bank with a $15.5 million capital infusion. This capital infusion provided the Bank with enough capital to be deemed a "well capitalized" institution by regulatory standards.

10.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                                            June 30,   December 31,   June 30,
                                              2005         2004         2004
                                            --------   ------------   --------
Commitments to extend credit:
   Fixed rate                                $ 1,341      $   638      $   847
   Variable rate                              22,982       10,889        5,935
Standby letters of credit - Variable rate     11,299       17,970       18,771
Credit card commitments - Fixed rate           2,798        2,995        3,184
                                             -------      -------      -------
                                             $38,420      $32,492      $28,737
                                             =======      =======      =======

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

CONCENTRATION OF CREDIT RISK

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $43.2 million, or 28.4%, of the commercial loan portfolio at June 30, 2005. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

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

FINANCIAL OVERVIEW

Year-to-date consolidated net loss was $5.818 million through June 30, 2005, compared to net loss of $3.267 million for the same period in 2004. Basic loss per share was $1.70 for the six months ended June 30, 2005, compared to a loss of $9.31 for the same period in 2004. The loss for the three months ended June 30, 2005 amounted to $.577 million, or $.17 per share, compared to $1.600 million, or $4.56 per share for the same period in 2004. Impacting the per share earnings between periods was the increase in weighted average shares outstanding. In 2005, weighted average shares outstanding totaled 3,438,695, compared to 350,958 in 2004. There was no provision for loan losses recorded during the three and six month periods for 2005 and 2004. Total assets declined $63.386 million from December 31, 2004 to June 30, 2005. The loan portfolio declined $9.001 million in the first quarter of 2005, from December 31, 2004 balances of $203.832 million. Deposits totaled $205.239 million at March 31, 2005, a decline of $10.411 million from the $215.650 million at December 31, 2004.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $23.834 million in 2005. This was due to the utilization of the excess liquidity, which existed at December 31, 2004, to prepay FHLB borrowings in the first quarter of 2005. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $20.909 million, or 36.6%, from December 31, 2004 to June 30, 2005, with the balance on June 30, 2005, totaling $36.166 million. The decrease during the first six months of 2005 was due to a combination of maturities, calls, and paydowns of agencies and mortgage related securities. In the second quarter of 2005, the Corporation sold $18.7 million of callable mortgage backed securities and reinvested the proceeds in shorter term US agencies. This repositioning was done with lower interest rate and principal risk in anticipation of future rate increases. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2005, investment securities with an estimated fair value of $19.150 million were pledged.

LOANS

Through the second quarter of 2005, loan balances increased by $671,000 or .33% from December 31, 2004 balances of $203.832 million. During the first quarter, the Bank experienced a high level, $16.8 million, of loan payoffs along with normal principal reduction of $2.3 million. These loan payoffs, which included approximately $2.3 million of nonaccrual loans, were higher than anticipated and are not expected to continue at this level. New loan production in the first quarter totaled $10.1 million. The Bank recently added additional commercial lending staff and will be adding mortgage lenders later in the year. It is anticipated that with the addition of lending staff, along with the extensive marketing campaign and introduction of new and more competitive loan products, future periods will benefit from increased loan production. The Bank sold $25.2 million of loans in the first quarter of 2004. This sale was composed of primarily non-performing loans and resulted in a reduction in non-accrual loans of $17.5 million and a total reduction in non-performing loans of $18.5 million. This loan sale also reduced concentration exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, most segments of the loan portfolio were

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

relatively unchanged the first half of 2005, except construction loans, which increased by $3.923 million. Management intends to increase lending activities in its market for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

Following is a summary of the loan portfolio at June 30, 2005, December 31, 2004 and June 30, 2004 (dollars in thousands):

                                             June 30,   Percent of   December 31,   Percent of   June 30,   Percent of
                                               2005        Total         2004         Total        2004        Total
                                             --------   ----------   ------------   ----------   --------   ----------
Commercial real estate                       $104,785      51.25%      $105,619        51.82%    $122,100      52.40%
Commercial, financial, and agricultural        47,534      23.24         47,446        23.28       63,052      27.06
One to four family residential real estate     43,012      21.03         45,292        22.22       44,457      19.08
Consumer                                        2,153       1.05          2,379         1.16        2,678       1.15
Construction                                    7,019       3.43          3,096         1.52          745        .31
                                             --------      -----       --------        -----     --------      -----
Total loans                                  $204,503      100.0%      $203,832        100.0%    $233,032      100.0%
                                             ========      =====       ========        =====     ========      =====

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2005, December 31, 2004 and June 30, 2004 (dollars in thousands):

                                          June 30, 2005                            December 31, 2004
                            ----------------------------------------   ----------------------------------------
                                          Percent of    Percent of                   Percent of    Percent of
                            Outstanding   Commercial   Shareholders'   Outstanding   Commercial   Shareholders'
                              Balance        Loans         Equity         Balance       Loans         Equity
                            -----------   ----------   -------------   -----------   ----------   -------------
Hospitality and tourism       $ 43,208       28.37%        151.5%        $ 52,659       34.40%        151.6%
Gaming                           9,717        6.38          34.1           14,310        9.35          41.2
Petroleum                        8,115        5.33          28.5            7,718        5.04          22.2
Forestry                         5,180        3.40          18.2            2,245        1.47           6.5
Other                           86,099       56.52         301.9%          76,133       49.74         219.2%
                              --------      ------         -----         --------      ------         -----
   Total Commercial Loans     $152,319      100.00%                      $153,065      100.00%
                              ========      ======                       ========      ======

                                         June 30, 2004
                            ----------------------------------------
                                          Percent of     Percent of
                            Outstanding   Commercial   Shareholders'
                              Balance        Loans         Equity
                            -----------   ----------   -------------
Hospitality and tourism       $ 45,932       24.81%         780.5%
Gaming                          19,344       10.45          328.7
Petroleum                        4,648        2.50           79.0
Forestry                         1,182         .64           20.1
Other                          114,046       61.60        1,937.9%
                              --------      ------        -------
   Total Commercial Loans     $185,152      100.00%
                              ========      ======

The Bank has a high concentration of hospitality and tourism loans. This economic segment of our loan portfolio represents the importance of tourism in the markets we serve. Management expects that the concentrations of hospitality and tourism loans will be reduced in future periods through a combination of new loans in other industries and paydowns and maturities of current portfolio loans in this sector.

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At June 30, 2005, the allowance for loan losses was 3.24% of total loans outstanding compared to 3.42% at December 31, 2004 and 4.66% at June 30, 2004.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding amounted to .17% and 4.18% for the six months ended June 30, 2005 and 2004, respectively. Net charge-offs for the six-month period ended June 30, 2005, were $330,546 compared to $11,155,000 for the same period in 2004. Charge-offs during the first six months of 2004 include $7.4 million of charge-offs incurred as a result of the sale of $25.2 million of primarily non-performing loans. The sale of these non-performing loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not recognize a provision for loan losses for the six months ended June 30, 2005, and June 30, 2004 since the reserve was considered adequate at the end of both periods. There were no new significant problem loans or loan downgrades identified during the second quarter of 2005.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The table below shows period end balances of non-performing assets (dollars in thousands):

                                        June 30,   December 31,   June 30,
                                          2005         2004         2004
                                        --------   ------------   --------
NONPERFORMING ASSETS:
Nonaccrual Loans                        $   959       $ 4,307     $ 8,789
Loans past due 90 days or more                2            --          --
Restructured Loans                           --            --       4,473
                                        -------       -------     -------
   Total nonperforming loans                961         4,307      13,262
Other real estate owned                   2,312         1,730       3,557
                                        -------       -------     -------
   Total nonperforming assets           $ 3,273       $ 6,037     $16,819
                                        =======       =======     =======
Nonperforming loans as a % of loans         .47%         2.11%       5.69%
                                        -------       -------     -------
Nonperforming assets as a % of assets      1.19%         1.78%       4.87%
                                        -------       -------     -------
RESERVE FOR LOAN LOSSES:
At period end                           $ 6,636       $ 6,966     $10,850
                                        -------       -------     -------
As a % of loans                            3.24%         3.42%       4.66%
                                        -------       -------     -------
As a % of nonperforming loans            690.53%       161.74%      81.81%
                                        -------       -------     -------
As a % of nonaccrual loans               691.97%       161.74%     123.45%
                                        =======       =======     =======

Following is the allocation of the allowance for loan losses as of June 30, 2005, December 31, 2004 and June 30, 2004 (dollars in thousands):

                                                   June 30,   December 31,   June 30,
                                                     2005         2004         2004
                                                   --------   ------------   --------
Commercial, financial and agricultural loans        $1,206       $1,419       $ 3,893
One to four family residential real estate loans        91           97           125
Consumer loans                                          --           --             0
Unallocated and general reserves                     5,339        5,450         6,832
                                                    ------       ------       -------
Totals                                              $6,636       $6,966       $10,850
                                                    ======       ======       =======

The following ratios assist management in the determination of the Corporation's credit quality:

                                                        Six Months        Twelve Months       Six Months
                                                      Ended June 30,   Ended December 31,   Ended June 30,
                                                           2005               2004               2004
                                                      --------------   ------------------   --------------
Allowance to total loans, at period end                      3.24%              3.42%              4.66%
Average loans outstanding for the periods indicated      $198,618           $244,730           $266,791
Net charge-offs to average outstanding loans                  .17%              6.15%              4.18%
Nonperforming loans to gross loans, at period end             .47%              2.11%              5.69%

Total nonperforming loans decreased $3.346 million since December 31, 2004. The reduction in nonperforming loans during the six months of 2005 is primarily due to the payoff of one major commercial loan that was in nonaccrual status. During 2004, nonperforming loans were reduced through a combination of loan sales, charge-offs, and external refinancing. In 2004, the Bank sold $40 million of primarily nonperforming loans of which $22.9 million were in a nonaccrual status. Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management intensified the review of the

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Corporation's loans, related collateral evaluations, and the overall lending process during 2004. The Corporation also utilized a loan review consultant in 2004, to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2005.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

                                           Six Months Ended       Year Ended      Six Months Ended
                                             June 30, 2005    December 31, 2004     June 30, 2004
                                           ----------------   -----------------   ----------------
Balance at beginning of period                  $1,730             $ 4,356             $ 4,356
Other real estate transferred from loans           827               4,762               3,662
Other real estate sold/written down               (245)             (7,388)             (4,461)
                                                ------             -------             -------
   Balance at end of period                     $2,312             $ 1,730             $ 3,557
                                                ======             =======             =======

During the first six months of 2005, the Corporation received real estate in lieu of loan payments of $.827 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had a decrease in deposits in the first six months of 2005. Total deposits decreased by $7.836 million, or 3.63%, in the first six months of 2005. Non-core deposits decreased by $10.937 million during the first six months of 2005; while core deposits showed an increase of $3.101 million during the first six months of 2005. The Corporation has initiated an aggressive marketing campaign to introduce new products and offer more competitive deposit pricing in an attempt to gather in market deposits.

                                    June 30,   December 31,   June 30,
                                      2005         2004         2004
                                    --------   ------------   --------
Demand deposit accounts             $ 21,033     $ 20,956     $ 21,477
NOW and money market                  53,387       53,468       60,232
Savings and IRAs                      24,843       25,570       26,074
Certificates of Deposit <$100,000     56,932       53,100       58,212
                                    --------     --------     --------
   Total core deposits               156,195      153,094      165,995
Certificates of Deposit >$100,000     11,665       10,726       10,706
Internet CDs <$100,000                34,550       46,227       53,242
Internet CDs >$100,000                 5,404        5,603        5,703
                                    --------     --------     --------
   Total non-core deposits            51,619       62,556       69,651

   Total deposits                   $207,814     $215,650     $235,646
                                    ========     ========     ========

                         MACKINAC FINANCIAL CORPORATION
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings of the Corporation decreased by $48.555 million from 2004 year-end. In the first quarter of 2005 the Corporation prepaid $48.555 million of the FHLB borrowings in order to reduce interest rate risk and to better match earning assets and funding sources. The remaining FHLB borrowings carry fixed interest rates and mature in 2010 and 2011. The remaining FHLB borrowings are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management may increase FHLB borrowings in the future as a source for funding future loan production. In the first quarter of 2005, the Bank borrowed $2 million in Canadian dollars from a correspondent bank in order to reduce the risk of an asset sensitive foreign exchange position. This borrowing was repaid in the second quarter.

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

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $6.213 million from December 31, 2004 to June 30, 2005. The decrease is comprised of a net loss of $5.818 million and a decrease in the net unrealized gain on securities of $.472 million and an adjustment to record the purchase of the minority interests of bank subsidiaries. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation's return to profitability.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended June 30, 2005, decreased by $.079 million, or 3.20% compared to the same period one year ago. For the six month period ended June 30, 2005, net interest income amounted to $4.593 million, an increase of $.115 million, 2.57% from the amount recorded in the same period in 2004.This increase in net interest income resulted despite significant declines in average earning assets. The prepayment of $48.555 million of the FHLB borrowings at a weighted average rate of 6.04% contributed to the reduction in cost of funds and benefited the interest margin in the first six months of 2005. The Corporation also benefited from significant declines in nonperforming loans, $13.5 million, from June 30, 2004 to June 30, 2005. The Corporation also benefited from the increases in the prime rate of 2.25%, in the last twelve months, since it is asset sensitive, with approximately 75% of the loan portfolio repricing with changes in various indices.

                         MACKINAC FINANCIAL CORPORATION
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS

The following tables present the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

                                                                      Three Months Ended
                                               ---------------------------------------------------------------
                                                        June 30, 2005                    June 30, 2004
                                               ------------------------------   ------------------------------
                                                 Average     Interest             Average     Interest
                                               Outstanding    Earned/   Yield   Outstanding    Earned/   Yield
                                                 Balance       Paid      Rate     Balance       Paid      Rate
                                               -----------   --------   -----   -----------   --------   -----
Interest-earning assets
   Loans                                         $197,545      3,431    6.97%     $244,559     $4,393    7.13%
   Taxable securities                              47,944        434    3.62%       63,501        574    3.59%
   Nontaxable securities                            3,700         42    4.55%        3,723         43    4.58%
   Federal funds sold                               7,182         52    2.89%       23,960         59    0.98%
   Other interest-earning assets                    4,845         58    4.87%       17,643         84    1.89%
                                                 --------     ------    ----      --------     ------    ----
      Total interest-earning assets               261,216      4,017    6.17%      350,386      5,153    5.90%
                                                 --------     ------    ----      --------     ------    ----

Interest-bearing obligations
   Savings deposits                                71,306        273    1.54%       83,273        265    1.28%
   Time deposits                                  116,069        925    3.20%      154,101      1,113    2.90%
   Borrowings                                      37,838        431    4.57%       86,865      1,189    5.49%
   Subordinated debentures                             --         --    0.00%       12,450        119    3.83%
                                                 --------     ------    ----      --------     ------    ----
      Total interest-bearing obligations         $225,213      1,629    2.90%      336,689      2,686    3.19%
                                                 --------     ------    ----      --------     ------    ----
Net interest income                                           $2,388                           $2,467
                                                              ======                           ======
Net interest rate spread
Net earning assets                               $ 36,003                         $ 13,697
                                                 ========                         ========
Net yield on average interest-earning assets

Average interest-earning assets to average
   interest-bearing obligations                    115.99%                          104.07%
                                                 ========                         ========

                                                                       Six Months Ended
                                               ---------------------------------------------------------------
                                                        June 30, 2005                    June 30, 2004
                                               ------------------------------   ------------------------------
                                                 Average     Interest             Average     Interest
                                               Outstanding    Earned/   Yield   Outstanding    Earned/   Yield
                                                 Balance       Paid     Rate      Balance       Paid      Rate
                                               -----------   --------   -----   -----------   --------   -----
Interest-earning assets
   Loans                                         $198,618     $6,732    6.83%     $266,791     $ 8,508   6.40%
   Taxable securities                              49,006        896    3.69%       70,988       1,272   3.59%
   Nontaxable securities                            3,705         84    4.57%        3,747          86   4.60%
   Federal funds sold                              11,826        151    2.58%       20,264         101   1.00%
   Other interest-earning assets                    7,771        142    3.69%       15,401         162   2.11%
                                                 --------     ------    ----      --------     -------   ----
      Total interest-earning assets               270,926      8,005    5.96%      377,191      10,129   5.39%
                                                 --------     ------    ----      --------     -------   ----

Interest-bearing obligations
   Savings deposits                                71,355        523    1.48%       86,879         551   1.27%
   Time deposits                                  116,316      1,805    3.13%      188,064       2,492   2.66%
   Borrowings                                      44,885      1,084    4.87%       86,946       2,370   5.47%
   Subordinated debentures                             --         --                12,450         238   3.83%
                                                 --------     ------    ----      --------     -------   ----
      Total interest-bearing obligations          232,556      3,412    2.96%      374,339       5,651   3.03%
                                                 --------     ------    ----      --------     -------   ----

Net interest income                                           $4,593                           $ 4,478
                                                              ======                           =======
Net interest rate spread
Net earning assets                               $ 38,370                         $  2,852
                                                 ========                         ========
Net yield on average interest-earning assets

Average interest-earning assets to average
   interest-bearing obligations                    116.50%                          100.76%
                                                 ========                         ========

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses for the quarter or six months ended June 30, 2005, and June 30, 2004. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate.

OTHER INCOME

Other income decreased by $172,000 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004. Service fees decreased $247,000, while loan and lease income decreased $3,000. The decline in service fees is primarily due to the significant decline in deposits from June 30, 2004 to June 30, 2005. Other non-interest income was positively impacted in the first six months of 2004 from a gain of $258,000 on the sale of a limited partnership interest. The Corporation realized security gains of $98,000 in the second quarter of 2005 from the sale of approximately $12 million of mortgage-backed securities. The sale of these securities was done to provide funding for future loan growth. In the second quarter of 2004, the Corporation sold two branch offices at a loss of $254,000.

The following table details noninterest income for the six months ended June 30, 2005 and June 30, 2004 (dollars in thousands):

                             For the Three Months Ended                For the Six Months Ended
                                     June 30,             % Increase           June 30,           % Increase
                             --------------------------   (Decrease)   ------------------------   (Decrease)
                                    2005    2004           2005-2004         2005    2004          2005-2004
                                    ----   -----          ----------         ----   -----         ----------
Service fees                        $172   $ 287             (40.1)          $333   $ 580            (42.6)
Loan and lease fees                    4       4               0.0              6       9            (33.3)
Net gains on sale of loans            13       8              62.5             20      20              0.0
(Loss) on sale of branches            --    (254)           (100.0)            --    (254)          (100.0)
Other                                 83      18             361.1             98     371            (73.6)
                                    ----   -----            ------           ----   -----           ------
   Subtotal                          272      63             331.7            457     726            (37.1)
                                    ----   -----            ------           ----   -----           ------
Net securities gains                  98      --             100.0             97      --            100.0
                                    ----   -----            ------           ----   -----           ------
   Total other income               $370   $  63             487.3           $554   $ 726            (23.7)
                                    ====   =====            ======           ====   =====           ======

OTHER EXPENSES

Other expenses increased $2.494 million for the six months ended June 30, 2005, compared to the same period in 2004. The prepayment penalty on FHLB borrowings incurred by the Corporation in the first six months of 2005 amounted to $4.320 million and was the primary reason for the increase. Salaries and employee benefits increased modestly, by $257,000, during the first six months of 2005 compared to the first six months of 2004. During the first six months of 2004, the Corporation recognized the cost of closing five branch offices. The total cost associated with those branch office closings in 2004 amounted to $452,000 of which $438,000 was recognized in the first six months of 2004 and is included in other operating expenses. Areas of noninterest expense such as furniture and equipment, occupancy, data processing, and telephone expense declined between periods due to these branch closures and branch sales that occurred later in 2004. Advertising expense at $382,000 in the first six months of 2005 increased due to the Corporation's efforts to regain market share by advertising new products and services. The Corporation engaged a marketing agency to develop an extensive marketing program to launch the Bank's new name, from North Country Bank and Trust to mBank, and create an advertising program to announce new products and services. It is anticipated that the advertising expenses for the remainder of 2005 will decrease since the development of this marketing program is complete.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

The following table details noninterest expense for the three and six months ended June 30, 2005 and 2004 (dollars in thousands):

                                           Three Months Ended                Six Months Ended
                                                June 30,        % Increase       June 30,       % Increase
                                           ------------------   (Decrease)   ----------------   (Decrease)
                                              2005     2004      2005-2004     2005     2004     2005-2004
                                             ------   ------    ----------   -------   ------   ----------
Salaries and employee benefits               $1,606   $1,354       18.6      $ 3,110   $2,853       9.0
Furniture and equipment                         138      235      (41.3)         297      493     (39.8)
Occupancy                                       247      279      (11.5)         473      626     (24.4)
Data processing                                 246      348      (29.3)         492      703     (30.0)
Accounting, legal and consulting fees           228      572      (60.1)         546      978     (44.2)
Loan and deposit                                250      600      (58.3)         543    1,093     (50.3)
Telephone                                        77       19      305.3          137      232     (40.9)
Advertising                                     243       26      834.6          382       43     788.4
Penalty on prepayment of FHLB borrowings         --       --         --        4,320       --        NM
Other                                           300      697      (57.0)         665    1,450     (54.1)
                                             ------   ------      -----      -------   ------     -----
   Total other expense                       $3,335   $4,130      (19.2)     $10,965   $8,471      29.4
                                             ======   ======      =====      =======   ======     =====

Salaries and employee benefits amounted to $3.110 million for the six months ended June 30, 2005 compared to $2.853 million in the same period in 2004, a 9% increase. Salaries and benefits increased $.252 million, 18.6%, when comparing the three month periods in 2005 and 2004. Late in 2004 and during the first six months in 2005, the Corporation made staff additions in lending and senior management. The Corporation added senior management as a part of the recapitalization which occurred in December 2005, and also has made several additions to its lending staff, primarily in Lower Michigan. These employee additions will benefit the Corporation by providing additional management expertise and seasoned lending personnel to provide future loan growth. The Corporation recently signed an agreement with a new systems administrator and is expecting to complete a total loan, deposit and general ledger system conversion prior to 2005 year-end. This system conversion is expected to significantly enhance the Corporation's management information systems and result in an overall reduction of data processing expenses beginning in 2006.

FEDERAL INCOME TAXES

There was no tax provision for the second quarter of 2005 and 2004. The Corporation has approximately $24.4 million of NOL carryforward along with tax benefit carryforwards of $1.5 million. The NOL and tax credit carryforward benefit is dependent upon the future profitability and generation of taxable income; therefore no future benefit of these deferred items has been recorded.

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

During the first six months of 2005, the Corporation decreased cash and cash equivalents by $23.834 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from cash used in financing activities. The Corporation prepaid $48.555 million in FHLB borrowings in the first quarter of 2005. The Corporation utilized short term liquidity sources such as federal funds sold and time deposits in other financial institutions to fund the prepayment. In the first six months of 2005, the Corporation funded the reduction of deposits of $7.836 million primarily through the balance sheet reductions of securities, $20.470 million, and investments, $1.828 million. These asset reductions allowed the Corporation to maintain adequate liquidity of $20.244 million.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

It is anticipated that during the remainder of 2005, the Corporation will fund anticipated loan production with a combination of core deposit growth, and Internet deposits or FHLB or alternative borrowings, if needed. The Bank's liquidity plan for 2005 includes strategies to increase core deposits in the Corporation's local markets. The introduction of new products, through an extensive advertising campaign commenced in the first quarter of 2005. During the second quarter, the Bank began to see the positive results of its marketing campaign. The Bank's core deposits increased by $3.1 million in the first six months of 2005. The Corporation's liquidity plan for 2005 calls for augmenting local deposit growth efforts with Internet CD funding, to the extent necessary. The Corporation has also reestablished borrowing lines at correspondent banks to provide additional sources of liquidity.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. At June 30, 2005, the Corporation's parent had a balance of $1.371 million in cash and cash equivalents and does not anticipate the need for additional sources of funds in the near term.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

CAPITAL AND REGULATORY

During the first six months of 2005, capital decreased by $6.213 million, as a result of the net loss of $5.818 million, the decrease in the unrealized gain on securities available for sale of $.472 million, and a $.077 million increase from the purchase of the minority interests of bank subsidiaries. This compares to a decrease in capital during the same period in the previous year of $4.815 million, resulting primarily from a net loss of $3.267 million and a reduction in the unrealized gain on securities available for sale of $1.548 million.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2005 and December 31, 2004, the Corporation and the Bank, were well capitalized.

The following table details sources of capital for the periods indicated.

                                            June 30,   December 31,    June 30,
                                              2005         2004          2004
                                            --------   ------------   ---------
CAPITAL STRUCTURE
Long-term debt (1)                          $     --     $     --      $ 12,450
Shareholders' equity                          28,517       34,730         5,885
                                            --------     --------      --------
Total capitalization                        $ 28,517     $ 34,730      $ 18,335
                                            --------     --------      --------
Tangible capital                            $ 28,124     $ 34,275      $ 17,232
                                            --------     --------      --------

INTANGIBLE ASSETS
Core deposit premium                        $    393     $    455      $    591
Other identifiable intangibles                    --           --           512
                                            --------     --------      --------
Total intangibles                           $    393     $    455      $  1,103
                                            --------     --------      --------

RISK-BASED CAPITAL
Tier I capital:
   Shareholders' equity                     $ 28,517     $ 34,730      $  5,885
Net unrealized (gains) losses on
   available for sale securities                 (20)        (492)          521
   Minority interest                              --           78         1,865
   Less: intangibles                            (393)        (455)       (1,103)
                                            --------     --------      --------
      Total Tier I capital                  $ 28,104     $ 33,861      $  7,168
                                            --------     --------      --------
Tier II Capital:

   Allowable reserve for loan losses        $  2,718     $  2,918      $  3,173
   Qualifying long-term debt                      --           --         3,995
                                            --------     --------      --------
      Total Tier II capital                    2,718        2,918         7,168
                                            --------     --------      --------
      Total capital                         $ 30,822     $ 36,779      $ 14,336
                                            ========     ========      ========
Risk-adjusted assets                        $213,505     $229,355      $246,139
                                            ========     ========      ========

Capital ratios:
   Tier I Capital to risk weighted assets      13.17%       14.76%         2.91%
   Total Capital to risk weighted assets       14.45%       16.04%         5.82%
   Tier I Capital to average assets            10.14%       10.68%         1.93%

(1)  Long term debt consists of the Corporation's subordinated debentures.

Regulatory capital is not the same as shareholders' equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                     Tier I         Tier I          Total
                                                   Capital to     Capital to      Capital to
                                                     Average    Risk-Weighted   Risk-Weighted
                                                     Assets         Assets          Assets
                                                   ----------   -------------   -------------
Regulatory minumum for capital adequacy purposes        4.0%          4.0%            8.0%

The Corporation:
   June 30, 2005                                      10.14%        13.17%          14.45%
   December 31, 2004                                  10.68%        14.76%          16.04%

The Bank:
   June 30, 2005                                       9.60%        12.50%          13.77%
   December 31, 2004                                   9.89%        13.96%          15.23%

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                  OF OPERATIONS

On February 8, 2005, the Order was formally removed; however, the Bank entered into an informal agreement which requires the Bank to maintain a Tier 1 Capital ratio of at least 8%. The Bank is also required to have regulatory approval before paying dividends.

                         MACKINAC FINANCIAL CORPORATION
        ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Loans are the most significant earning asset. Management offers commercial and real estate loans priced at competitive interest rates. The loan products offered include those which reprice with indices such as the prime rate or rates paid on government issued securities. The Corporation's current loan portfolio is comprised of approximately 75% which is indexed and 25% fixed rate term loans, generally 3-5 years.

The Corporation also has $36.166 million of securities. These securities are available for sale and provide flexibility for the Corporation in managing interest rate risk. These cash flows are then reinvested into other earning assets at current market rates.

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

                         MACKINAC FINANCIAL CORPORATION
        ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The following is the Corporation's repricing opportunities at June 30, 2005 (dollars in thousands):

                                          1-90     91 - 365     >1-5     Over 5
                                          Days       Days      Years      Years      Total
                                        --------   --------   -------   --------   --------
Interest-earning assets:
   Loans                                $151,891   $  1,541   $31,206   $ 19,865   $204,503
   Securities                              1,503         71    30,991      3,601     36,166
   Other (1)                              13,622         --        --         --     13,622
                                        --------   --------   -------   --------   --------
   Total interest-earning assets         167,016      1,612    62,197     23,466    254,291
                                        --------   --------   -------   --------   --------
   Interest-bearing obligations:
   Savings deposits                       71,417         --        --         --     71,417
   Time deposits                          10,177     74,201    30,234        752    115,364
   Borrowings                                 67         --     1,417     35,000     36,484
                                        --------   --------   -------   --------   --------
   Total interest-bearing obligations     81,661     74,201    31,651     35,752    223,265
                                        --------   --------   -------   --------   --------

Gap                                     $ 85,355   $(72,589)  $30,546   $(12,286)  $ 31,026
                                        ========   ========   =======   ========   ========
Cumulative gap                          $ 85,355   $ 12,766   $43,312   $ 31,026
                                        ========   ========   =======   ========

(1)  Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2005, the Corporation had a cumulative asset sensitivity gap position of $12.766 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could benefit. Conversely, if market interest rates decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would decline.

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

The decrease in the gap position from December 31, 2004 to June 30, 2005 resulted from the use of short term investments to fund the prepayment of long term liabilities. This was done in order to reduce interest rate risk and better match assets and liabilities. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

                         MACKINAC FINANCIAL CORPORATION
        ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. The Corporation entered into a term loan payable in Canadian dollars during the first quarter of 2005 in order to offset the foreign exchange exposure due to an asset sensitive position. This loan was repaid in the second quarter when the asset exposure was reduced. As of June 30, 2005, the Corporation had excess Canadian assets of $1.951 million (or $1.586 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                         MACKINAC FINANCIAL CORPORATION
                         ITEM 4 CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13-a 15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.

There was no change in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation's fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

                         MACKINAC FINANCIAL CORPORATION

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

On February 9, 2005, the parties filed a joint status report with the Court. A further status conference was held on February 14, 2005. At that time, the Court entered a Stipulated Protective Order regarding limited dissemination of the report of the disinterested person. Also on February 14, in a separate Order, the Court required the parties to complete their respective review of the report and communicate among themselves regarding their positions. Absent a negotiated resolution, the Corporation was given the opportunity until March 21, 2005, to file an appropriate motion to dismiss. On March 21, 2005, consistent with the determinations of the disinterested person in his report, the Corporation filed with the Court a motion to dismiss (i) all the breach of fiduciary duty claims against defendants Bittner, Bouschor, Gerou, Lindroth, Madigan, Shunk, Hendrickson, and Tolksdorf, (ii) the breach of fiduciary duty claims against defendant Hoffman, except for one claim identified by the disinterested person in his report, and (iii) the excess compensation claims against defendants Ford and Littlejohn. The plaintiff has advised the Corporation that it intends to oppose the motion to dismiss.

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

                         MACKINAC FINANCIAL CORPORATION

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

On July 13, 2004, the arbitrator convened a scheduling conference at which the arbitrator adopted the parties' stipulation to stay the arbitration until the conclusion in the Damon action of the court-appointed disinterested person's investigation and recommendations concerning the claims of the Virginia M. Damon Trust, asserted in the name and on behalf of the Corporation, against the Corporation's former and present officers and directors, including Mr. Ford. At a further conference held on October 27, 2004., the arbitrator adopted the parties' stipulation to stay the arbitration until another conference, scheduled for November 18, 2004.

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

                         MACKINAC FINANCIAL CORPORATION

Litigation of the types involved in the actions described above can be complex, time-consuming, and often protracted. The Corporation has incurred substantial expense for legal and other professional fees as a result of these actions.

The Corporation has incurred legal costs in the monitoring and in response to court inquiries concerning these derivative action suits for the three months ended June 30, 2005, amounting to $46,000 and for the six month period ended June 30, 2005, of $145,000. The Corporation anticipates that the additional legal costs related to these lawsuits for the remainder of 2005 will be immaterial in total; however, could be as high as $230,000.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant's shareholders was held on May 25, 2005. The purpose of the meeting was to elect directors, as shown below, each for a three-year term expiring in 2008. The number of shares voted is presented in the table below.

     Director          For      Withheld
-----------------   ---------   --------
C. James Bess       2,277,452     3,293
Dennis B. Bittner   2,277,744     3,100

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

Exhibit 10.1 First Amendment, dated January 12, 2005, to Employment Agreement, dated December 14, 2005, between Mackinac Financial Corporation and Kelly W. George.

Exhibit 10.2 First Amendment, dated January 12, 2005, to Employment Agreement, dated December 14, 2005, between Mackinac Financial Corporation and Ernie R. Krueger.

Exhibit 10.3 First Amendment, dated January 12, 2005, to Employment Agreement, dated December 14, 2005, between Mackinac Financial Corporation and David C. Crimmins.

Exhibit 10.4 Amended and Restated Employment Agreement dated July 15, 2005 between Mackinac Financial Corporation and C. James Bess.

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

                                        MACKINAC FINANCIAL CORPORATION
                                        (Registrant)


Date: August 12, 2005                   By: /s/ Paul D. Tobias
                                            ------------------------------------
                                            PAUL D. TOBIAS,
                                            CHAIRMAN
                                            (principal executive officer)


                                        By: /s/ Ernie R. Krueger
                                            ------------------------------------
                                            ERNIE R. KRUEGER,
                                            SENIOR VICE PRESIDENT / CONTROLLER
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

Exhibit 10.1 First Amendment, dated January 12, 2005, to Employment Agreement, dated December 14, 2005, between Mackinac Financial Corporation and Kelly W. George.

Exhibit 10.2 First Amendment, dated January 12, 2005, to Employment Agreement, dated December 14, 2005, between Mackinac Financial Corporation and Ernie R. Krueger.

Exhibit 10.3 First Amendment, dated January 12, 2005, to Employment Agreement, dated December 14, 2005, between Mackinac Financial Corporation and David C. Crimmins.

Exhibit 10.4 Amended and Restated Employment Agreement dated July 15, 2005 between Mackinac Financial Corporation and C. James Bess.

Exhibit 31.1   Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2   Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1   Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2   Section 1350 Certification of Chief Financial Officer.