Form 10-Q
period 2005-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2005-11-14
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q


                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2005
                                               ------------------

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

                             Yes   X       No
                                 ------       -----


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                             Yes           No   X
                                 ------       -----


As of October 31, 2005, there were outstanding 3,428,695 shares of the registrant's common stock, no par value.

PART I.  FINANCIAL INFORMATION                                                                    Page No.
                                                                                                  --------

   Item 1.     Financial Statements

               Condensed Consolidated Balance Sheets -
                 September 30, 2005 (Unaudited), December 31, 2004 and
                 September 30, 2004 (Unaudited)..................................................      1

               Condensed Consolidated Statements of Operations - Three and Nine
                 Months Ended September 30, 2005 (Unaudited) and
                 September 30, 2004 (Unaudited)..................................................      2

               Condensed Consolidated Statements of Changes in Shareholders'
                 Equity -- Three and Nine Months Ended September 30, 2005
                 (Unaudited) and September 30, 2004 (Unaudited)..................................      3

               Condensed Consolidated Statements of Cash Flows -
                 Nine Months Ended September 30, 2005 (Unaudited) and
                 September 30, 2004 (Unaudited)..................................................      4

               Notes to Condensed Consolidated Financial
                 Statements (Unaudited)..........................................................      5


   Item 2.     Management's Discussion and Analysis of Financial
                 Condition and Results of Operations.............................................     14


   Item 3.     Quantitative and Qualitative Disclosures About Market Risk........................     27


   Item 4.     Controls and Procedures...........................................................     30


PART II.    OTHER INFORMATION

   Item 1.     Legal Proceedings.................................................................     31


   Item 6.     Exhibits and Reports on Form 8-K..................................................     35


   SIGNATURES....................................................................................     36

                         MACKINAC FINANCIAL CORPORATION

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)





                                                               September 30,    December 31,    September 30,
                                                                   2005             2004              2004
                                                               -------------    ------------    -------------
                                                                (Unaudited)                       (Unaudited)

ASSETS
   Cash and due from banks                                     $       5,333    $      4,230    $       8,210
   Federal funds sold                                                  4,849          39,848           12,318
                                                               -------------    ------------    -------------
       Cash and cash equivalents                                      10,182          44,078           20,528

   Interest-bearing deposits in other financial institutions           1,282          18,535            6,126
   Securities available for sale                                      35,506          57,075           67,502
   Federal Home Loan Bank stock                                        4,855           4,754            4,704

   Total loans                                                       218,462         203,832          221,595
       Allowance for loan losses                                      (6,589)         (6,966)         (10,720)
                                                               -------------    ------------    -------------
   Net loans                                                         211,873         196,866          210,875

   Premises and equipment                                             11,268          10,739           10,927
   Other real estate held for sale                                     1,948           1,730            4,650
   Other assets                                                        3,676           5,720            6,840
                                                               -------------    ------------    -------------

  Total assets                                                 $     280,590    $    339,497    $     332,152
                                                               =============    ============    =============

LIABILITIES AND SHAREHOLDERS' EQUITY
  Liabilities:
       Non-interest-bearing deposits                           $      19,690    $     20,956    $      23,036
       Interest-bearing deposits                                     193,578         194,694          200,074
                                                               -------------    ------------    -------------
       Total deposits                                                213,268         215,650          223,110

        Borrowings                                                    36,417          85,039           85,595
        Subordinated debentures                                           --              --           12,450
        Other liabilities                                              3,005           4,078            4,526
                                                               -------------    ------------    -------------
              Total liabilities                                      252,690         304,767          325,681

   Shareholders' equity:
       Preferred stock - No par value:
          Authorized - 500,000 shares, no shares outstanding              --              --               --

   Common stock and additional paid in capital - No par value
         Authorized - 18,000 000 shares
         Issued and outstanding - 3,428,695,
         3,428,695, and 350,958, respectively                         42,412          42,335           16,175
   Accumulated deficit                                               (14,434)         (8,097)         (10,530)
   Accumulated other comprehensive income (loss)                         (78)            492              826
                                                               -------------    ------------    -------------

       Total shareholders' equity                                     27,900          34,730            6,471
                                                               -------------    ------------    -------------
  Total liabilities and shareholders' equity                   $     280,590    $    339,497    $     332,152
                                                               =============    ============    =============




     See accompanying notes to condensed consolidated financial statements.    1

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)



                                                       Three Months Ended      Nine Months Ended
                                                          September 30,          September 30,
                                                         2005       2004        2005        2004
                                                      --------    --------    --------    --------
Interest income:
   Interest and fees on loans:
     Taxable                                          $  3,547    $  3,341    $  9,807    $ 11,206
     Tax-exempt                                            222         276         694         919
   Interest on securities:
     Taxable                                               282         612       1,178       1,884
     Tax-exempt                                             42          42         126         128
   Other interest                                          177         137         470         400
                                                      --------    --------    --------    --------
     Total interest income                               4,270       4,408      12,275      14,537
                                                      --------    --------    --------    --------

Interest expense:
   Deposits                                              1,338       1,246       3,666       4,289
   Borrowings                                              425       1,184       1,509       3,554
   Subordinated debentures                                  --         118          --         356
                                                      --------    --------    --------    --------
     Total interest expense                              1,763       2,548       5,175       8,199
                                                      --------    --------    --------    --------

Net interest income                                      2,507       1,860       7,100       6,338
Provision for loan losses                                   --          --          --          --
                                                      --------    --------    --------    --------
Net interest income after provision for loan losses      2,507       1,860       7,100       6,338
                                                      --------    --------    --------    --------

Other income:
   Service fees                                            137         225         470         805
   Loan and lease fees                                       5           4          11          13
   Net security gains (losses)                              (1)         --          96          --
   Net gains on sale of loans                               17          11          37          31
   Gain on sale of branches                                 --         458          --         204
   Other                                                    96         169         194         540
                                                      --------    --------    --------    --------
     Total other income                                    254         867         808       1,593
                                                      --------    --------    --------    --------

Other expense:
   Salaries and employee benefits                        1,555       1,302       4,665       4,155
   Furniture and equipment                                 133         247         430         819
   Occupancy                                               275         193         748         740
   Data processing                                         234         282         726         985
   Accounting, legal, and consulting fees                  204         419         750       1,397
   Loan and deposit                                        153         296         696       1,389
   Telephone                                                66          83         203         315
   Advertising                                             314           9         696          52
   Penalty on prepayment of FHLB borrowings                 --          --       4,320          --
   Other                                                   345         657       1,010       2,107
                                                      --------    --------    --------    --------
     Total other expense                                 3,279       3,488      14,244      11,959
                                                      --------    --------    --------    --------

Loss before provision for income taxes                    (518)       (761)     (6,336)     (4,028)
Provision for income taxes                                  --          --           0          --
                                                      --------    --------    --------    --------
Net loss                                              $   (518)   $   (761)   $ (6,336)   $ (4,028)
                                                      ========    ========    ========    ========
Loss per common share:
   Basic                                              $   (.15)   $  (2.17)   $  (1.85)   $ (11.48)
                                                      ========    ========    ========    ========
   Diluted                                            $   (.15)   $  (2.17)   $  (1.85)   $ (11.48)
                                                      ========    ========    ========    ========





     See accompanying notes to condensed consolidated financial statements.    2

                         MACKINAC FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)




                                                               Three Months Ended       Nine Months Ended
                                                                 September 30,            September 30,
                                                                2005        2004        2005        2004
                                                              --------    --------    --------    --------

Balance, beginning of period                                  $ 28,517    $  5,885    $ 34,730    $ 10,700

Net loss for period                                               (518)       (761)     (6,336)     (4,028)
Change in minority interest of consolidated subsidiary              --          --          76          --
Net unrealized gain (loss) on securities available for sale        (99)      1,347        (570)       (201)
                                                              --------    --------    --------    --------
     Total comprehensive income (loss)                            (617)        586      (6,830)     (4,229)
                                                              --------    --------    --------    --------

Balance, end of period                                        $ 27,900    $  6,471    $ 27,900    $  6,471
                                                              ========    ========    ========    ========















     See accompanying notes to condensed consolidated financial statements.    3

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                2005                 2004
                                                                                              --------             --------
Increase (decrease) in cash and cash equivalents:

   Cash flows from operating activities:
     Net loss                                                                                 $ (6,336)            $ (4,028)
     Adjustments to reconcile net loss to net cash
       provided by (used in) operating activities:
         Depreciation and amortization                                                             707                1,295
         Provision for impairment of other real estate held for sale                                 -                   92
         Gain on sales of securities                                                               (96)                   -
         Gain on sales of premises, equipment, and other real estate                               (64)                  98
         FHLB stock dividend                                                                      (101)                (160)
         Change in other assets                                                                  1,950                3,109
         Change in other liabilities                                                            (1,073)              (2,043)
                                                                                              --------             --------
     Net cash used in operating activities                                                      (5,013)              (1,637)
                                                                                              --------             --------

   Cash flows from investing activities:
     Net (increase) decrease in interest-bearing deposits in other financial
      institutions                                                                              17,253                  (78)
     Purchase of securities available for sale                                                 (16,009)             (21,910)
     Proceeds from sales of securities available for sale                                       30,811               27,997
     Proceeds from maturities, calls, or paydowns of securities available for sale               6,218               10,771
     Net decrease (increase) in loans                                                          (15,563)              59,813
     Purchase of premises and equipment                                                         (1,088)                 (87)
     Proceeds from sales of premises, equipment, and other real estate                             423                6,741
     Purchase of minority interest in subsidiary of bank                                            76                    -
                                                                                              --------             --------
   Net cash provided by investing activities                                                    22,121               83,247

   Cash flows from financing activities:
     Net decrease in deposits                                                                   (2,382)             (82,684)
     Proceeds from issuance of debt                                                              1,651                  125
     Principal payments on borrowings                                                          (50,273)              (1,556)
                                                                                              --------             --------
   Net cash used in financing activities                                                       (51,004)             (84,115)
                                                                                              --------             --------

   Net change in cash and cash equivalents                                                     (33,896)              (2,505)
   Cash and cash equivalents at beginning of period                                             44,078               23,033
                                                                                              --------             --------

   Cash and cash equivalents at end of period                                                   10,182             $ 20,528
                                                                                              ========             ========

   Supplemental cash flow information:
   Cash paid for:
       Interest                                                                               $  5,338             $  8,405
       Income taxes                                                                                  -                    -

     Transfers of foreclosures from loans to other real estate held for sale                       556                5,153




     See accompanying notes to condensed consolidated financial statements.   4.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Presentation

     The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004.

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

     In December 2004 the Corporation effected a 1:20 reverse stock split. All historical per share data has been restated to reflect the decrease in shares outstanding as a result of this split.

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

     The Corporation continues to maintain a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation's past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. The allowance does not include the effects of expected losses related to future events or future changes in economic conditions. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

     In management's opinion, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio as of the balance sheet date.

     Stock Option Plans

     The Corporation sponsors three stock option plans. One plan was approved in 2000 and applies to officers, employees, and nonemployee directors. This plan was amended as a part of the recently completed stock offering and recapitalization. The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 30,000 shares (adjusted for the 1:20 reverse stock split), were made available for grant under these plans. Options under all of the plans are granted at the

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
     ------------------------------------------

     discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

     The fair value of each option granted is estimated on the grant date using the Black-Scholes methodology. The following assumptions were made in estimating fair value for options granted for the nine months ended September 30, 2005. The weighted average fair value of options granted in 2005 as of their grant date, along with the assumptions used for each grant, is shown below.

                                                                   Grant Date
                                                     -------------------------------------
                                                     June 10, 2005      September 28, 2005
                                                     -------------      ------------------
Shares granted                                              60,000                  40,000
Exercise price                                       $       12.00      $            11.50
Dividend yield                                                 0.0%                    0.0%
Risk-free interest rate                                       3.80%                   4.10%
Weighted average expected life (years)                         4.0                     4.0
Expected volatility                                          30.00%                  30.00%
Fair value per share                                 $        3.55      $             3.46



     The Corporation accounts for stock options using the intrinsic value method. For all options granted, the intrinsic value was zero; therefore, no compensation cost has been recognized for the plans. Had compensation cost been determined on the basis of fair value, net income and earnings per share would have been reduced for the nine months ended September 30, 2005 and 2004 as follows (dollars in thousands, except per share data):



                                                                           Nine Months Ended
                                                                     September 30,    September 30,
                                                                        2005              2004
                                                                     -------------    -------------
Net Loss:
     As reported                                                     $      (6,336)   $      (4,028)
     Total stock-based compensation expense determined
       under fair value-based method                                            70                -
                                                                     -------------    -------------
Pro forma                                                            $      (6,406)   $      (4,028)
                                                                     =============    =============

Loss per share - Basic:

     As reported                                                     $       (1.85)   $      (11.48)
                                                                     =============    =============

     Pro forma                                                       $       (1.87)   $      (11.48)
                                                                     =============    =============

Loss per share - Diluted:

     As reported                                                     $       (1.85)   $      (11.48)
                                                                     =============    =============

     Pro forma                                                       $       (1.87)   $      (11.48)
                                                                     =============    =============

     Weighted average shares outstanding                                 3,428,695          350,958
                                                                     =============    =============


                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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

     The following shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands, except per share data):

                                                                     Three Months Ended                  Nine Months Ended
                                                                        September 30,                       September 30,
                                                                    2005              2004              2005              2004
                                                                -----------       -----------       -----------       -----------
Basic loss per common share:
     Net loss                                                   $      (518)      $      (761)      $    (6,336)      $    (4,028)
                                                                ===========       ===========       ===========       ===========

     Weighted average common shares outstanding                       3,429               351             3,429               351

                                                                -----------       -----------       -----------       -----------
       Basic loss per common share                              $      (.15)      $     (2.17)      $     (1.85)      $    (11.48)
                                                                ===========       ===========       ===========       ===========

Diluted loss per common share:
     Net loss                                                   $      (518)      $      (761)      $    (6,336)      $    (4,028)
                                                                ===========       ===========       ===========       ===========

Weighted average common shares outstanding for
  basic loss per common share                                     3,428,695           350,958         3,428,695           350,958
Add:  Dilutive effect of assumed exercise of stock options                -                 -                 -                 -
                                                                -----------       -----------       -----------       -----------

     Average shares and dilutive potential common shares              3,429               351             3,429               351
                                                                ===========       ===========       ===========       ===========

     Diluted loss per common share                              $      (.15)      $     (2.17)      $     (1.85)      $    (11.48)
                                                                ===========       ===========       ===========       ===========


      Additional shares issued as a result of option exercises would be antidilutive in both periods due to the consolidated loss and are therefore not shown in the diluted loss per share calculation.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2005, December 31, 2004 and September 30, 2004 are as follows (dollars in thousands):


                                                       September 30, 2005          December 31, 2004          September 30, 2004
                                                     ----------------------     ------------------------    -----------------------
                                                     Amortized    Estimated     Amortized     Estimated     Amortized    Estimated
                                                       Cost      Fair Value        Cost       Fair Value      Cost       Fair Value
                                                     ---------   ----------     ---------     ----------    ---------    ----------
US Agencies                                          $  31,990   $   31,568     $  21,980     $   21,843    $  29,953    $   29,942
Obligations of states and political subdivisions         3,594        3,938         3,711          4,029        3,711         4,053
Corporate securities                                         -            -           667            681          667           689
Mortgage-related securities                                  -            -        30,225         30,522       32,345        32,818
                                                     ---------   ----------     ---------     ----------    ---------    ----------

     total securities available for sale             $  35,584   $   35,506     $  56,583     $   57,075    $  66,676   $    67,502
                                                     =========   ==========     =========     ==========    =========   ===========


     The amortized cost and estimated fair value of investment securities pledged to treasury deposits and borrowings were $21.410 million and $21.085 million, respectively, at September 30, 2005.

5.   LOANS

     The composition of loans at September 30, 2005, December 31, 2004 and September 30, 2004 is as follows (dollars in thousands):



                                                     September 30,         December 31,       September 30,
                                                         2005                  2004               2004
                                                     -------------         ------------       -------------
Commercial real estate                               $     123,429         $    105,619       $     114,929
Commercial, financial, and agricultural                     36,297               47,446              59,206
One to four family residential real estate                  42,490               45,292              44,365
Consumer                                                     2,108                2,379               2,646
Construction                                                14,138                3,096                 449
                                                     -------------         ------------       -------------

     Total loans                                     $     218,462         $    203,832       $     221,595
                                                     =============         ============       =============


     LOANS -- ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses for the nine months ended September 30, 2005, the year ended December 31, 2004, and the nine months ended September 30, 2004 is as follows: (dollars in thousands):

                                                        September 30,         December 31,       September 30,
                                                            2005                  2004               2004
                                                        ------------          ------------       ------------
Balance, beginning of period                            $      6,966          $     22,005       $     22,005
Recoveries on loans                                              107                   719                633
Loans charged off                                               (484)              (15,758)           (11,918)
Provision for loan losses                                          -                     -                  -
                                                        ------------          ------------       ------------

Balance, end of period                                  $      6,589          $      6,966       $     10,720
                                                        ============          ============       ============


                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   LOANS (Continued)

     In the first nine months of 2005, net charge-off activity was minimal at $.377 million, or .19% of average loans outstanding. The allowance for loan losses was significantly impacted by loan charge-offs in the first nine months of 2004. The Corporation completed the sale of $25.2 million of loans, primarily nonperforming, during the first quarter of 2004 which resulted in a previously allocated specific reserve on these loans being recognized as a charge-off. This specific reserve charge-off amounted to $7.4 million.

     The aggregate amount of nonperforming residential and consumer loans was approximately $391,000, $888,000, and $469,000 at September 30, 2005,
     December 31, 2004 and September 30, 2004, respectively. Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral of interest or principal. The interest income recorded and that which would have been recorded had residential and consumer nonaccrual and renegotiated loans been current, or not troubled, are not material to the consolidated financial statements for the nine months ended September 30, 2005 and 2004. The nonperforming commercial loans are reflected in the information regarding impaired loans.

     LOANS -- IMPAIRED LOANS

     Information regarding impaired loans as of September 30, 2005, December 31, 2004 and September 30, 2004 is as follows (dollars in thousands):

                                                                                                      Valuation Reserve
                                                                                         -------------------------------------------
                                            September 30,   December 31, September 30,   September 30,  December 31,   September 30,
                                                 2005           2004          2004            2005          2004           2004
                                            -------------  ------------  -------------   -------------  ------------   -------------
Balances, period end
   Impaired loans with specific valuation
     reserve                                   $ 1,071        $   608        $ 3,845        $   321        $   136        $ 2,230
   Impaired loans with no specific
     valuation reserve                             886          3,699          6,160              -              -              -
                                               -------        -------        -------        -------        -------        -------

     Total impaired loans                      $ 1,957        $ 4,307        $10,005        $   321        $   136        $ 2,230
                                               =======        =======        =======        =======        =======        =======

   Impaired loans on nonaccural basis          $ 1,957        $ 4,307        $ 6,862        $   321        $   136        $   377
   Impaired loans on accrual basis                   -              -          3,143              -              -          1,853
                                               -------        -------        -------        -------        -------        -------

     Total impaired loans                      $ 1,957        $ 4,307        $10,005        $   321        $   136        $ 2,230
                                               =======        =======        =======        =======        =======        =======

Average investment in impaired loans             2,374         17,036         12,907

Interest income recognized during impairment        76          1,053            961
Interest income that would have been
  recognized on an accrual basis                   132            803            646
Cash-basis interest income recognized               76            863            771

     The average investment in impaired loans was approximately $2.374 million for the nine months ended September 30, 2005, $17.036 million for the year ended December 31, 2004, and $12.907 million for the nine months ended September 30, 2004, respectively. The $10.533 million reduction in average balance of impaired loan balances from September 30, 2004 to September 30, 2005 was due to sales of $25.2 million of impaired loans in the first quarter of 2004 and the sale of $14.1 million of loans in December 2004.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


5.   LOANS (Continued)

     LOANS -- RELATED PARTIES

     The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

                                                                 September 30,    December 31,    September 30,
                                                                     2005            2004             2004
                                                                 -------------    ------------    -------------
Loans outstanding, beginning of period                              $    63         $ 6,514         $ 6,514
New loans                                                                52             365             330
Net activity on revolving lines of credit                               514               -               -
Repayment                                                              (115)           (765)           (465)
Decrease related to retired executive officers and directors              -          (6,051)         (5,621)
                                                                    -------         -------         -------

   Loans outstanding, end of period                                 $   514         $    63         $   758
                                                                    =======         =======         =======

     There were no loans to related-parties classified at September 30, 2005, December 31, 2004 or September 30, 2004, respectively. In addition to the outstanding balances as shown above, there were unused commitments to related parties of approximately $340,000.

6.   BORROWINGS

     Borrowings consist of the following at September 30, 2005, December 31, 2004 and September 30, 2004 (dollars in thousands):

                                                                      September 30,    December 31,     September 30,
                                                                          2005             2004             2004
                                                                      -------------    ------------     -------------
Federal Home Loan Bank advances at rates ranging from 4.35%
   to 5.16 %,  maturing in 2010 and 2011                                 $35,000          $83,555          $83,986

Farmers Home Administration, fixed-rate notes payable, maturing
   August 24, 2024, interest payable at 1%                                 1,417            1,484            1,484

Notes payable to directors                                                     -                -              125
                                                                         -------          -------          -------

Borrowings outstanding                                                   $36,417          $85,039          $85,595
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

     The Federal Home Loan Bank borrowings are collateralized at September 30, 2005, by the following: a collateral agreement on the Corporation's one to four family residential real estate loans with a book value of approximately $25,920,000; U.S. government agency securities with an amortized cost and estimated fair value of $20,408,000 and $20,085,000, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4,855,000. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2005.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


6.   BORROWINGS (Continued)

     The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.719 million originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, an assignment of a demand deposit account in the amount of $.829 million, and guaranteed by the Corporation.

7.   STOCK OPTION PLANS

     A summary of stock option transactions for the nine months ended September 30, 2005 and 2004, and the year ended December 31, 2004, is as follows:
     (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December 2004.

                                                                September 30,       December 31,      September 30,
                                                                    2005               2004               2004
                                                                -------------       ------------      -------------
Outstanding shares, beginning of year                              282,999             27,483             27,483
Granted during the period                                          100,000            257,152                  -
Expired during the period                                          (19,442)            (1,636)              (700)
                                                                  --------           --------           --------

Outstanding shares, end of period                                  363,557            282,999             26,783
                                                                  ========           ========           ========

Weighted average exercise price per share, end of period          $  14.73           $  34.55           $ 280.40
                                                                  ========           ========           ========

Shares available for grant, end of period                          108,974            189,532             18,612
                                                                  --------           --------           --------

     Options granted in 2005 were granted at a price of $12.00 per share in the second quarter, and $11.50 per share for options granted in the third quarter, the fair market value at date of grant. Under these plans, options expire ten years after the date of grant.

     Following is a summary of the options outstanding and exercisable at September 30, 2005:

                                               Number                       Remaining            Average
        Exercise                   -----------------------------            Contractual          Exercise
       Price Range                 Outstanding       Exercisable            Life-Years            Price
       -----------                 -----------       -----------            ----------            -----
          $9.75                      257,152            120,861                  9.2             $  9.75
         $11.50                       40,000              8,000                 10.0               11.50
         $12.00                       60,000             12,000                  9.7               12.00
    $156.00 - $240.00                  3,945              3,945                  5.0              183.63
    $300.00 - $406.60                  2,460              2,460                  3.5              382.93
                                     -------            -------                  ---             -------

                                     363,557            147,266                  9.3             $ 14.73
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

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


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


                                                 September 30,     December 31,     September 30,
                                                     2005             2004             2004
                                                 -------------     ------------     -------------
Commitments to extend credit
     Fixed rate                                    $ 1,709          $   638          $   488
     Variable rate                                  27,827           10,889            8,685
Standby letters of credit - Variable rate           10,933           17,970           17,849
Credit card commitments - Fixed rate                 3,145            2,995            3,047
                                                   -------          -------          -------

                                                   $43,614          $32,492          $30,069
                                                   =======          =======          =======

     Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer's creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management's credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


10.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

     CONTINGENCIES

     In the normal course of business, the Corporation is involved in various legal proceedings. For expanded discussion on the Corporation's legal proceedings, see Part II, Item 1, "Legal Proceedings" in this report.

     CONCENTRATION OF CREDIT RISK

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $40.4 million, or 25.3%, of the commercial loan portfolio at September 30, 2005. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

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

FINANCIAL OVERVIEW

Year-to-date consolidated net loss was $6.336 million through September 30, 2005, compared to a net loss of $4.028 million for the same period in 2004. Basic loss per share was $1.85 for the nine months ended September 30, 2005, compared to a loss of $11.48 for the same period in 2004. The loss for the three months ended September 30, 2005 amounted to $.518 million, or $.15 per share, compared to $.761 million, or $2.17 per share for the same period in 2004. Impacting the per share earnings between periods was the increase in weighted average shares outstanding. In 2005, weighted average shares outstanding totaled 3,428,695, compared to 350,958 in 2004. There was no provision for loan losses recorded during the three and nine month periods for 2005 and 2004. Total assets declined $58.907 million from December 31, 2004 to September 30, 2005. The loan portfolio increased $14.630 million in the first nine months of 2005, from December 31, 2004 balances of $203.832 million. Deposits totaled $213.268 million at September 30, 2005, a decline of $2.382 million from the $215.650 million at December 31, 2004.


FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents decreased $33.896 million in 2005. This was due to the utilization of the excess liquidity, which existed at December 31, 2004, to prepay FHLB borrowings in the first quarter of 2005. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $21.569 million, or 37.79%, from December 31, 2004 to September 30, 2005, with the balance on September 30, 2005, totaling $35.506 million. The decrease during the first nine months of 2005 was due to a combination of maturities, calls, and paydowns of agencies and mortgage related securities. In the second quarter of 2005, the Corporation sold $18.7 million of callable mortgage backed securities and reinvested the proceeds in shorter term US agencies. This repositioning was done with lower interest rate and principal risk in anticipation of future rate increases. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2005, investment securities with an estimated fair value of $21.085 million were pledged.

LOANS

Through the third quarter of 2005, loan balances increased by $14.630 or 7.18% from December 31, 2004 balances of $203.832 million. During the first nine months of 2005, the Bank experienced a high level, $36.9 million, of loan payoffs along with normal principal reduction of $20.4 million. These loan payoffs, which included approximately $2.3 million of nonaccrual loans, were higher than anticipated and are not expected to continue at this level for the remainder of 2005. New loan production in the 2005 third quarter and nine month period totaled $24.0 and $71.9 million, respectively. The Bank added additional commercial lending staff during the second quarter of 2005 and added three mortgage lenders in the third quarter. It is anticipated that with the addition of lending staff, along with the extensive marketing campaign and introduction of new and more competitive loan products, future periods will benefit from increased loan production. The Bank sold $39.3 million of loans in 2004. These sales, composed of a $25.2 million sale in the first quarter and $14.1 million in December, were composed of primarily non-performing loans and resulted in a reduction in non-accrual loans of $22.9 million. This loan sale also reduced concentration exposure in the hotel and tourism industry. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, commercial real estate and construction loans increased significantly in the first nine months of 2005. Management intends to increase lending activities in its market for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

Following is a summary of the loan portfolio at September 30, 2005, December 31, 2004 and September 30, 2004 (dollars in thousands):

                                             September 30,  Percent of      December 31,   Percent of    September 30,   Percent of
                                                 2005          Total            2004          Total          2004           Total
                                             -------------  ----------      ------------   ----------    -------------   ----------

Commercial real estate                       $     123,429     56.51 %      $    105,619      51.81 %    $     114,929     51.87 %
Commercial, financial, and agricultural             36,297     16.61              47,446      23.28             59,206     26.72
One to four family residential real estate          42,490     19.45              45,292      22.22             44,365     20.02
Consumer                                             2,108       .96               2,379       1.17              2,646      1.19
Construction                                        14,138      6.47               3,096       1.52                449       .20
                                             -------------  ---------       ------------   ---------     -------------   --------

     Total loans                             $     218,462    100.00 %      $    203,832     100.00 %    $     221,595    100.00 %
                                             =============  =========       ============   =========     =============   ========

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30 2005, December 31, 2004 and September 30, 2004 (dollars in thousands):

                                           September 30, 2005                              December 31, 2004
                              -------------------------------------------     -------------------------------------------
                                             Percent of       Percent of                     Percent of       Percent of
                              Outstanding    Commercial     Shareholders'     Outstanding    Commercial     Shareholders'
                                Balance        Loans           Equity           Balance         Loans          Equity
                              -----------    ----------     -------------     -----------    ----------     -------------
Hospitality and tourism       $    40,424         25.31 %          144.89 %   $    52,659         34.40 %          151.62 %
Gaming                              9,331          5.84             33.44          14,310          9.35             41.20
Petroleum                           6,971          4.36             24.99           7,718          5.04             22.22
Forestry                            5,564          3.48             19.94           2,245          1.47              6.46
Other                              97,436         61.00            349.23          76,133         49.74            219.21
                              -----------    ----------     -------------     -----------    ----------     -------------

     Total commercial loans   $   159,726        100.00 %                     $   153,065        100.00 %
                              ===========    ==========                       ===========    ==========

                                          September 30,  2004
                              ------------------------------------------
                                             Percent of     Percent of
                              Outstanding    Commercial    Shareholders'
                                Balance        Loans          Equity
                              -----------    ----------    -------------
Hospitality and tourism       $    54,780         31.46 %         846.55 %
Gaming                             14,932          8.58           230.75
Petroleum                           8,308          4.77           128.39
Forestry                            2,511          1.44            38.80
Other                              93,604         53.75         1,446.52 %
                              -----------    ----------    -------------

     Total commercial loans   $   174,135        100.00 %
                              ===========    ==========

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

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At September 30, 2005, the allowance for loan losses was 3.02% of total loans outstanding compared to 3.42% at December 31, 2004 and 4.84% at September 30, 2004.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs to average loans outstanding amounted to .19% and 4.45% for the nine months ended September 30, 2005 and 2004, respectively. Net charge-offs for the nine-month period ended September 30, 2005, were $.377 million compared to $11.285 million for the same period in 2004. Charge-offs during the first nine months of 2004 include $7.4 million of charge-offs incurred as a result of

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


the sale of $25.2 million of primarily non-performing loans. The sale of these non-performing loans did not result in any gain or loss since the total reduced carrying value was previously recognized as a specific reserve allocation. The Corporation did not recognize a provision for loan losses for the nine months ended September 30, 2005, and September 30, 2004 since the reserve was considered adequate at the end of both periods. In the third quarter, the Corporation placed two commercial loans, from the same borrower, totaling approximately $1.071 million in nonaccrual.

The table below shows period end balances of non-performing assets (dollars in thousands):

                                             Nine Months Ended           Year Ended        Nine Months Ended
                                               September 30,            December 31,         September 30,
                                                   2005                     2004                  2004
                                             -----------------          -----------        -----------------

NONPERFORMING ASSETS:
Nonaccrual loans                             $           1,957          $     4,307        $           6,862
Loans past due 90 days or more                               -                    -                      143
Restructured loans                                           -                    -                        -
                                             -----------------          -----------        -----------------
   Total nonperforming loans                             1,957                4,307                    7,005
Other real estate owned                                  1,948                1,730                    4,650
                                             -----------------          -----------        -----------------

   Total nonperforming assets                $           3,905          $     6,037        $          11,655
                                             =================          ===========        =================
Nonperforming loans as a % of loans                        .90 %               2.11 %                   3.16 %
Nonperforming assets as a % of assets                     1.39 %               1.78 %                   3.51 %
RESERVE FOR LOAN LOSSES:
At period end                                $           6,589          $     6,966        $          10,720
                                             -----------------          -----------        -----------------
As a % of loans                                           3.02 %               3.42 %                   4.84 %
                                             -----------------          -----------        -----------------
As a % of nonperforming loans                           336.69 %             161.74 %                 153.03 %
                                             -----------------          -----------        -----------------


Following is the allocation of the allowance for loan losses as of September 30, 2005, December 31, 2004, and September 30, 2004 (dollars in thousands):



                                                   September 30,   December 31,   September 30,
                                                       2005            2004           2004
                                                   -------------   ------------   -------------

Commercial, financial, and agricultural loans      $       1,716   $      1,419   $       4,228
One to four family residential real estate loans              80             97             105
Consumer loans                                                --             --              --
Unallocated and general reserves                           4,793          5,450           6,387
                                                   -------------   ------------   -------------

Totals                                             $       6,589   $      6,966   $      10,720
                                                   =============   ============   =============


The following ratios assist management in the determination of the Corporation's credit quality:

                                                         Nine Months           Twelve Months          Nine Months
                                                            Ended                  Ended                 Ended
                                                      September 30, 2005     December 31, 2004     September 30, 2004
                                                      ------------------     -----------------     ------------------

Allowance to total loans, at period end                             3.02 %                3.42 %                 4.84 %
Average loans outstanding for the periods indicated   $          202,381     $         244,730     $          253,414
Net charge-off to average outstanding loans                          .19 %                6.15 %                 4.45 %
Nonperforming loans to gross loans, at period end                   1.79 %                2.11 %                 3.16 %

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


Total nonperforming loans decreased $2.350 million since December 31, 2004. The reduction in nonperforming loans during the nine months of 2005 is primarily due to the payoff of one major commercial loan that was in nonaccrual status. During 2004, nonperforming loans were reduced through a combination of loan sales, charge- offs, and external refinancing. In 2004 the Bank sold $39.3 million of primarily nonperforming loans of which $22.9 million were in a nonaccrual status. Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management intensified the review of the Corporation's loans, related collateral evaluations, and the overall lending process during 2004. The Corporation also utilized a loan review consultant in 2004, to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2005.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

                                             Nine Months Ended        Year Ended        Nine Months Ended
                                             September 30, 2005    December 31, 2004    September 30, 2004
                                             ------------------    -----------------    ------------------

Balance at beginning of period               $            1,730    $           4,356    $            4,356
Other real estate transferred from loans                    556                4,762                 5,153
Other real estate sold/written down                        (338)              (7,388)               (4,859)
                                             ------------------    -----------------    ------------------

Balance at end of period                     $            1,948    $           1,730    $            4,650
                                             ==================    =================    ==================

During the first nine months of 2005, the Corporation received real estate in lieu of loan payments of $.556 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had a decrease in deposits in the first nine months of 2005. Total deposits decreased by $2.382 million, or 1.10%, in the first nine months of 2005. Non-core deposits decreased by $11.591 million during the first nine months of 2005, while core deposits showed an increase of $9.209 million during this same period. The Corporation initiated an aggressive marketing campaign in the second quarter of 2005 to introduce new products and offer more competitive deposit pricing in an attempt to gather in market deposits. This campaign, along with continued competitive pricing and products, is expected to help generate core deposits in future periods.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


                                         September 30,     December 31,      September 30,
                                             2005              2004              2004
                                         -------------     ------------      -------------
Demand deposit accounts                    $ 19,690          $ 20,956          $ 23,036
NOW and money market                         61,093            53,468            52,521
Savings and IRAs                             23,670            25,570            25,866
Certificates of Deposit less than
  $100,000                                   57,850            53,100            52,355
                                           --------          --------          --------
   Total core deposits                      162,303           153,094           153,778
Certificates of Deposit less than
  $100,000                                   12,300            10,726             9,892
Internet CDs less than $100,000              33,461            46,227            53,538
Internet CDs greater than $100,000            5,204             5,603             5,902
                                           --------          --------          --------
   Total non-core deposits                   50,965            62,556            69,332

   Total deposits                          $213,268          $215,650          $223,110
                                           ========          ========          ========

BORROWINGS

The Corporation has used alternative funding sources to provide long-term, stable sources of funds. Total borrowings of the Corporation decreased by $48.622 million from 2004 year-end. In the first quarter of 2005 the Corporation prepaid $48.555 million of the FHLB borrowings in order to reduce interest rate risk and to better match earning assets and funding sources. The remaining FHLB borrowings carry fixed interest rates and mature in 2010 and 2011. The remaining FHLB borrowings are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management may increase FHLB borrowings in the future as a source for funding future loan production. In the first quarter of 2005, the Bank borrowed $2 million in Canadian dollars from a correspondent bank in order to reduce the risk of an asset sensitive foreign exchange position. This borrowing was repaid in the second quarter.

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

SHAREHOLDERS' EQUITY

Total shareholders' equity decreased $6.830 million from December 31, 2004 to September 30, 2005. The decrease is comprised of a net loss of $6.336 million and a decrease in the net unrealized gain on securities of $.570 million and an adjustment to record the purchase of the minority interests of bank subsidiaries. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation's return to profitability.

Results of Operations

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended September 30, 2005, increased by $.647 million, or 34.785% compared to the same period one year ago. For the nine month period ended September 30, 2005, net interest income amounted to $7.100 million, an increase of $.762 million, 12.023% from the amount

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


recorded in the same period in 2004. This increase in net interest income resulted despite significant declines in average earning assets. The prepayment of $48.555 million of the FHLB borrowings at a weighted average rate of 6.04% contributed to the reduction in cost of funds and benefited the interest margin in the first nine months of 2005. The Corporation also benefited from significant declines in nonperforming loans, $5.048 million, from September 30, 2004 to September 30, 2005. The Corporation also benefited from the increases in the prime rate of 2.00%, in the last twelve months, since it is asset sensitive, with approximately 75% of the loan portfolio repricing with changes in various indices. The Corporation expects to see continued growth in net interest income with growth in the loan portfolio; however, expects to see pressure on the net interest margin as a percent of average earnings assets due to increased cost of funds.

The following tables present the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

                                                                                    Three Months Ended
                                         -------------------------------------------------------------------------------------------
                                                        AVERAGE BALANCES                   AVERAGE RATES             INTEREST
                                         -------------------------------------------   ---------------------    --------------------
                                               September 30,                               September 30,            September 30,
                                         ---------------------------    Increase/      ---------------------    --------------------
(dollars in thousands)                       2005          2004        (Decrease)        2005        2004          2005      2004
                                         ---------------------------  --------------   ---------------------    --------------------

Loans                                        $ 209,785    $ 226,951       $ (17,166)       7.13 %      6.32 %      $ 3,769  $ 3,617
Taxable securities                              32,087       68,846         (36,759)       3.49        3.52            282      612
Nontaxable securities                            3,613        3,711             (98)       4.61        4.60             42       42
Federal funds sold                              12,062       12,383            (321)       3.39        1.42            103       44
Other interest-earning assets                    4,855       16,672         (11,817)       5.97        2.21             74       93
                                         ---------------------------  --------------   ---------------------    --------------------
   Total earning assets                        262,402      328,563         (66,161)       6.46        5.32          4,270    4,408
                                         ---------------------------  --------------
Reserve for loan losses                         (6,632)     (10,942)          4,310
Cash and due from banks                          5,958        5,352             606
Fixed assets                                    10,701       12,070          (1,369)
Other assets                                     8,077       11,035          (2,958)
                                         ---------------------------  --------------
   Total assets                              $ 280,506    $ 346,078       $ (65,572)
                                         ===========================  ==============

NOW and money market deposits                 $ 57,534     $ 59,723        $ (2,189)       2.09        1.44            302      217
Savings deposits                                17,489       18,903          (1,414)       1.36         .96             60       46
Time deposits                                  114,945      135,040         (20,095)       3.37        2.89            976      983
Borrowings                                      36,436       85,643         (49,207)       4.62        5.48            425    1,184
Subordinated debentures                              -       12,450         (12,450)          -        3.76              -      118
                                         ---------------------------  --------------   ---------------------    --------------------
   Total interest-bearing liabilities          226,404      311,759         (85,355)       3.09        3.24          1,763    2,548
Demand deposits                                 21,229       22,752          (1,523)
Other liabilities                                4,761        3,128           1,633
Shareholders' equity                            28,112        8,439          19,673
                                         ---------------------------  --------------
   Total liabilities and shareholders'
     equity                                  $ 280,506    $ 346,078       $ (65,572)
                                         ===========================  ==============
Rate spread                                                                                3.37 %      2.08 %
                                                                                       ---------------------    --------------------
Net interest margin/revenue                                                                3.79 %      2.25 %      $ 2,507  $ 1,860
                                                                                       =====================    ====================
                                                      Three Months Ended
                                         ----------------------------------------------
                                                           2005-2004
                                         --------------------------------------------
                                           Income/                              Rate/
                                           Expense     Volume        Rate      Volume
(dollars in thousands)                    Variance    Variance     Variance   Variance
                                         ----------------------------------------------

Loans                                         $ 152      $ (273)       $ 463       (37)
Taxable securities                             (330)       (326)          (5)        2
Nontaxable securities                             -          (1)           -         1
Federal funds sold                               59          (1)          61        (2)
Other interest-earning assets                   (19)        (66)         158      (112)
                                         ----------------------------------------------
   Total earning assets                        (138)       (668)         678      (148)

Reserve for loan losses
Cash and due from banks
Fixed assets
Other assets

   Total assets


NOW and money market deposits                    85          (8)          98        (5)
Savings deposits                                 14          (8)          19        (1)
Time deposits                                    (7)       (146)         163       (24)
Borrowings                                     (759)       (680)        (186)      106
Subordinated debentures                        (118)       (118)           -         -
                                         ----------------------------------------------
   Total interest-bearing liabilities          (785)       (955)         (23)      192
Demand deposits
Other liabilities
Shareholders' equity

   Total liabilities and shareholders'
     equity
Rate spread
                                         ----------------------------------------------
Net interest margin/revenue                   $ 647       $ 288        $ 701      (340)
                                         ==============================================

                                                                                Nine Months Ended
                                         -------------------------------------------------------------------------------------------
                                                        AVERAGE BALANCES                   AVERAGE RATES             INTEREST
                                         -------------------------------------------   ---------------------    --------------------
                                               September 30,                               September 30,            September 30,
                                         ---------------------------    Increase/      ---------------------    --------------------
(dollars in thousands)                       2005          2004        (Decrease)        2005        2004          2005      2004
                                         ---------------------------  --------------   ---------------------    --------------------
Loans                                        $ 202,381    $ 253,414       $ (51,033)       6.94 %      6.38 %     $ 10,501 $ 12,124
Taxable securities                              43,304       70,255         (26,951)       3.64        3.57          1,178    1,884
Nontaxable securities                            3,674        3,735             (61)       4.59        4.57            126      128
Federal funds sold                              11,905       17,617          (5,712)       2.86        1.10            254      145
Other interest-earning assets                    6,789       15,829          (9,040)       4.24        2.15            216      256
                                         ---------------------------  --------------   ---------------------    --------------------
   Total earning assets                        268,053      360,850         (92,797)       6.12        5.37         12,275   14,537
                                         ---------------------------  --------------
Reserve for loan losses                         (6,773)     (14,876)          8,103
Cash and due from banks                          5,392        5,970            (578)
Fixed assets                                    10,648       12,826          (2,178)
Other assets                                     7,658       12,885          (5,227)
                                         ---------------------------  --------------
   Total assets                              $ 284,978    $ 377,655       $ (92,677)
                                         ===========================  ==============

NOW and money market deposits                 $ 54,537     $ 64,192        $ (9,655)       1.78        1.44            725      675
Savings deposits                                18,054       19,915          (1,861)       1.19         .93            161      139
Time deposits                                  115,854      156,976         (41,122)       3.21        2.95          2,780    3,475
Borrowings                                      42,038       86,508         (44,470)       4.80        5.47          1,509    3,554
Subordinated debentures                              -       12,450         (12,450)          -        3.81              -      356
                                         ---------------------------  --------------   ---------------------    --------------------
   Total interest-bearing liabilities          230,483      340,041        (109,558)       3.00        3.21          5,175    8,199
Demand deposits                                 20,598       23,509          (2,911)
Other liabilities                                4,679        6,323          (1,644)
Shareholders' equity                            29,218        7,782          21,436
                                         ---------------------------  --------------
   Total liabilities and shareholders'
     equity                                  $ 284,978    $ 377,655       $ (92,677)
                                         ===========================  ==============
Rate spread                                                                                3.12 %      2.16 %
                                                                                       ---------------------    --------------------
Net interest margin/revenue                                                                3.54 %      2.34 %      $ 7,100  $ 6,338
                                                                                       =====================    ====================


                                                        Nine Months Ended
                                         ----------------------------------------------
                                                           2005-2004
                                         --------------------------------------------
                                           Income/                              Rate/
                                           Expense     Volume        Rate      Volume
(dollars in thousands)                    Variance    Variance     Variance   Variance
                                         ----------------------------------------------
Loans                                      $ (1,624)   $ (2,444)     $ 1,065      (246)
Taxable securities                             (706)       (722)          37       (20)
Nontaxable securities                            (2)         (2)           1         -
Federal funds sold                              109         (47)         233       (76)
Other interest-earning assets                   (39)       (146)         248      (142)
                                         ----------------------------------------------
   Total earning assets                      (2,262)     (3,362)       1,584      (484)

Reserve for loan losses
Cash and due from banks
Fixed assets
Other assets

   Total assets


NOW and money market deposits                    50        (101)         183       (32)
Savings deposits                                 22      (1,299)           9        (4)
Time deposits                                  (695)       (911)         306       (90)
Borrowings                                   (2,045)     (1,826)        (435)      216
Subordinated debentures                        (356)       (356)           -         -
                                         ----------------------------------------------
   Total interest-bearing liabilities        (3,024)   (264,002)     (53,605)      152
Demand deposits
Other liabilities
Shareholders' equity

   Total liabilities and shareholders'
     equity
Rate spread
                                         ----------------------------------------------
Net interest margin/revenue                   $ 762   $ 260,640     $ 55,189      (636)
                                         ==============================================

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)


PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses for the quarter or nine months ended September 30, 2005, and 2004. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate.

OTHER INCOME

Other income decreased by $.785 million for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004. Service fees decreased $.335 million while loan and lease income decreased $2,000. The decline in service fees is primarily due to the significant decline in deposits from September 30, 2004 to September 30, 2005. Other non-interest income was positively impacted in the first nine months of 2004 from a gain of $258,000 on the sale of a limited partnership interest. The Corporation realized security gains of $98,000 in the second quarter of 2005 from the sale of approximately $12 million of mortgage-backed securities. The sale of these securities was done to provide funding for future loan growth. In the first nine months of 2004, the Corporation sold five branch offices at a net gain of $204,000.

The following table details noninterest income for the three and nine months ended September 30, 2005 and September 30, 2004 (dollars in thousands):

                                     Three Months Ended       % Increase           Nine Months Ended        % Increase
                                        September 30,         (Decrease)              September 30,         (Decrease)
                                   2005            2004        2005-2004           2005          2004        2005-2004
                                 --------        --------     ----------         --------      --------     ----------
Service fees                     $    137        $    225          (39.1)        $    470      $    805          (41.6)
Loan and lease fees                     5               4           25.0               11            13          (15.4)
Net gains on sale of loans             17              11           54.5               37            31           19.4
Gain on sale of branches                -             458              -                -           204              -
Other                                  96             169          (43.2)             194           540          (64.1)
                                 --------        --------     ----------         --------      --------     ----------
   Subtotal                           255             867          (70.6)             712         1,593          (55.3)
                                 --------        --------     ----------         --------      --------     ----------
Net securities gains                   (1)              -         (100.0)              96             -          100.0
                                 --------        --------     ----------         --------      --------     ----------

                                                              ----------                                    ----------
   Total other income            $    254        $    867          (70.6)        $    808      $  1,593          (49.3)
                                 --------        --------     ----------         --------      --------     ----------

OTHER EXPENSES

Other expenses increased $2.285 million for the nine months ended September 30, 2005, compared to the same period in 2004. The prepayment penalty on FHLB borrowings incurred by the Corporation in the first nine months of 2005 amounted to $4.320 million and was the primary reason for the increase. Salaries and employee benefits increased by $.510 million, during the first nine months of 2005 compared to the first nine months of 2004. During the first nine months of 2004, the Corporation recognized the $452,000 cost of closing five branch offices which is included in other operating expenses. Areas of noninterest expense such as furniture and equipment, occupancy, data processing, and telephone expense declined between periods due to these branch closures and branch sales that occurred in 2004. Advertising expense at $.696 million in the first nine months of 2005 increased due to the Corporation's efforts to regain market share by advertising new products and services. The Corporation engaged a marketing agency to develop an extensive marketing program to launch the Bank's new name, from North Country Bank and Trust to mBank, and create an advertising program to announce new products and services. It is anticipated that the advertising expenses for the remainder of 2005 will decrease since the development of this marketing program is complete.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


The following table details noninterest expense for the three and nine months ended September 30, 2005 and 2004 (dollars in thousands):

                                                      Three Months Ended       % Increase        Nine Months Ended        % Increase
                                                         September 30,         (Decrease)          September 30,          (Decrease)
                                                      2005          2004        2005-2004         2005         2004        2005-2004
                                                   --------      --------        -------       --------     ---------     ---------
Salaries and employee benefits                     $  1,555      $  1,302           19.4       $  4,665      $  4,155          12.3
Furniture and equipment                                 133           247          (46.2)           430           819         (47.5)
Occupancy                                               275           193           42.5            748           740           1.1
Data processing                                         234           282          (17.0)           726           985         (26.3)
Accounting, legal and consulting fees                   204           419          (51.3)           750         1,397         (46.3)
Loan and deposit                                        153           296          (48.3)           696         1,389         (49.9)
Telephone                                                66            83          (20.5)           203           315         (35.6)
Advertising                                             314             9        3,388.9            696            52       1,238.5
Penalty on prepayment of FHLB borrowings                  -             -              -          4,320             -             -
Other                                                   345           657          (47.5)         1,010         2,107         (52.1)
                                                   --------      --------        -------       --------     ---------     ---------

   Total other expense                             $  3,279      $  3,488           (6.0)      $ 14,244     $  11,959          19.1
                                                   ========      ========        =======       ========     =========     =========




Salaries and employee benefits amounted to $4.665 million for the nine months ended September 30, 2005 compared to $4.155 million in the same period in 2004, a 12.27% increase. Salaries and benefits increased $.253 million, 19.4%, when comparing the three month periods in 2005 and 2004. Late in 2004 and during the first nine months in 2005, the Corporation made staff additions in lending and senior management. The Corporation added senior management as a part of the recapitalization which occurred in December 2005, and also has made several additions to its lending staff, primarily in Lower Michigan. These employee additions will benefit the Corporation by providing additional management expertise and seasoned lending personnel to provide future loan growth. The Corporation signed an agreement with a new systems administrator in 2005 and is expecting to complete a total loan, deposit and general ledger system conversion prior to 2005 year-end. This system conversion is expected to significantly enhance the Corporation's management information systems and result in an overall reduction of data processing expenses beginning in 2006.

FEDERAL INCOME TAXES

There was no federal tax provision for the third quarter or nine months ended 2005 and 2004. The Corporation has approximately $26.2 million of NOL carryforward along with tax benefit carryforwards of $2.2 million. The NOL and tax credit carryforward benefit is dependent upon the future profitability and generation of taxable income; therefore no future benefit of these deferred items has been recorded.

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

During the first nine months of 2005, the Corporation decreased cash and cash equivalents by $33.896 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from cash used in financing activities. The Corporation prepaid $48.555 million in FHLB borrowings in the first quarter of 2005. The Corporation utilized short term liquidity sources such as federal funds sold and time deposits in other financial institutions to fund the prepayment. In the first nine months of 2005, the Corporation funded the increase in loans, $15.6 million and reduction of deposits, $2.4 million, primarily through the balance sheet reductions of $21.569 million in securities available for sale. These asset reductions allowed the Corporation to maintain adequate liquidity at quarter end, which included $10.2 million of cash and cash equivalents.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


It is anticipated that during the remainder of 2005, the Corporation will fund anticipated loan production with a combination of core deposit growth, and Internet deposits or FHLB or alternative borrowings, if needed. The Bank's liquidity plan for 2005 includes strategies to increase core deposits in the Corporation's local markets. The introduction of new products, through an extensive advertising campaign commenced in the first quarter of 2005. During the second quarter, the Bank began to see the positive results of its marketing campaign. The Bank's core deposits increased by $9.209 million in the first nine months of 2005. The Corporation's liquidity plan for 2005 calls for augmenting local deposit growth efforts with Internet CD funding, to the extent necessary. The Corporation has also reestablished borrowing lines at correspondent banks to provide additional sources of liquidity.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. At September 30, 2005, the Corporation's parent had a balance of $1.252 million in cash and cash equivalents and does not anticipate the need for additional sources of funds in the near term.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


CAPITAL AND Regulatory

During the first nine months of 2005, capital decreased by $6.830 million, as a result of the net loss of $6.336 million, the decrease in the unrealized gain on securities available for sale of $.570 million, and a $.076 million increase from the purchase of the minority interests of bank subsidiaries. This compares to a decrease in capital during the same period in the previous year of $4.229 million, resulting primarily from a net loss of $4.028 million and a reduction in the unrealized gain on securities available for sale of $.201 million.

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2005 and December 31, 2004, the Corporation and the Bank, were well capitalized.

The following table details sources of capital for the periods indicated.


                                                     September 30,       December 31,      September 30,
                                                          2005               2004               2004
                                                     ------------        -----------       ------------
CAPITAL STRUCTURE
Long-term debt                                       $          -        $         -       $     12,450
Shareholders' equity                                       27,900             34,730              6,471
                                                     ------------        -----------       ------------
Total capitalization                                       27,900             34,730             18,921
                                                     ------------        -----------       ------------
Tangible capital                                     $     27,538        $    34,275       $     17,900
                                                     ------------        -----------       ------------

INTANGIBLE ASSETS
Core deposit premium                                 $        362        $       455       $        517
Other identifiable intangibles                                  -                  -                504
                                                     ------------        -----------       ------------
Total intangibles                                    $        362        $       455       $      1,021
                                                     ------------        -----------       ------------

RISK-BASED CAPITAL
Tier I Capital:
  Shareholders' equity                               $     27,900        $    34,730       $      6,471
Net unrealized (gains) losses on
   available for sale securities                               78               (492)              (826)
     Minority interest                                          -                 78              1,641
     Less: intangibles                                       (362)              (455)            (1,021)
                                                     ------------        -----------       ------------
       Total Tier I Capital                          $     27,616        $    33,861       $      6,265
                                                     ------------        -----------       ------------
Tier II Capital:
   Allowable reserve for loan losses                       $2,912        $     2,918       $      3,056
   Qualifying long-term debt                                    -                  -              3,209
                                                     ------------        -----------       ------------
     Total Tier II capital                                  2,912              2,918              6,265
                                                     ------------        -----------       ------------
     Total capital                                   $     30,528        $    36,779       $     12,530
                                                     ============        ===========       ============
Risk-adjusted assets                                 $    229,245        $   229,355       $    236,803
                                                     ============        ===========       ============
Average tangible assets                              $    280,144        $   277,361       $    346,067
                                                     ============        ===========       ============

Capital ratios:
   Tier I Capital to risk-weighted assets                   12.05%             14.76%              2.65%
   Total capital to risk-weighted assets                    13.32%             16.04%              5.29%
   Tier I Capital to average assets                          9.86%             10.68%              1.82%


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

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)


Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                                   Tier I            Tier I                 Total
                                                                 Capital to        Capital to            Capital to
                                                                   Average        Risk-Weighted         Risk-Weighted
                                                                    Assets            Assets                Assets
                                                                ------------     ---------------       ---------------
Regulatory minimum for capital adequacy purposes                      4.00 %              4.00 %                8.00 %

The Corporation:
     September 30, 2005                                               9.86 %             12.05 %               13.32 %
     December 31, 2004                                               10.68               14.76                 16.04


The Bank:
     September 30, 2005                                               9.39 %             11.47 %               12.74 %
     December 31, 2004                                                9.89               13.96                 15.23



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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

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

                         MACKINAC FINANCIAL CORPORATION
       ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The Corporation also has $35.506 million of securities. These securities are available for sale and provide flexibility for the Corporation in managing interest rate risk. These cash flows are then reinvested into other earning assets at current market rates.

The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

The Corporation offers deposit products with a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years.

Beyond general efforts to shorten or extend the loan pricing periods and extend deposit maturities, management can manage interest rate risk by the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among other strategies. Also, the rate of interest rate changes can impact the actions taken since the rate environment affects borrowers and depositors differently.

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is the Corporation's repricing opportunities at September 30, 2005 (dollars in thousands):

                                            1-90      91-365       >1-5      Over 5
                                            Days       Days       Years       Years       Total
                                          --------   --------    --------   --------    --------
Interest-earning assets
     Loans                                $157,371   $  6,159    $ 34,957   $ 19,975    $218,462
     Securities                              1,000         71      30,898      3,537      35,506
     Other (1)                               9,704         --          --         --       9,704
                                          --------   --------    --------   --------    --------

     Total interest-earning assets         168,075      6,230      65,855     23,512     263,672
                                          --------   --------    --------   --------    --------

     Interest-bearing obligations:
     Savings deposits                       77,853         --          --         --      77,853
     Time deposits                          35,356     55,260      24,348        761     115,725
     Borrowings                                 68         --       1,349     35,000      36,417
                                          --------   --------    --------   --------    --------
     Total interest-bearing obligations    113,277     55,260      25,697     35,761     229,995
                                          --------   --------    --------   --------    --------

Gap                                       $ 54,798   $(49,030)   $ 40,158   $(12,249)   $ 33,677
                                          ========   ========    ========   ========    ========

Cumulative gap                            $ 54,798   $  5,768    $ 45,926   $ 33,677
                                          ========   ========    ========   ========

(1)  Includes Federal Home Loan Bank Stock


The above analysis indicates that at September 30, 2005, the Corporation had a cumulative asset sensitivity gap position of $5.8 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation's net interest income could benefit. Conversely, if market interest rates decrease over the next twelve months, the above GAP position suggests the Corporation's net interest income would decline.

At December 31, 2004, the Corporation had a cumulative asset sensitivity gap position of $63.804 million within the one-year time frame. The Corporation's cumulative asset sensitive gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn more net interest income. Conversely, if market interest rates continued to decrease over a twelve-month period, the December 31, 2004, gap position suggested the Corporation's net interest income would decrease. During the first nine months of 2005, the Corporation did benefit from its asset sensitivity gap position because of rising interest rates.

The decrease in the gap position from December 31, 2004 to September 30, 2005 resulted from the use of short term investments to fund the prepayment of long term liabilities. This was done in order to reduce interest rate risk and better match assets and liabilities. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)


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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. The Corporation entered into a term loan payable in Canadian dollars during the first quarter of 2005 in order to offset the foreign exchange exposure due to an asset sensitive position. This loan was repaid in the second quarter when the asset exposure was reduced. As of September 30, 2005, the Corporation had excess Canadian assets of $.310 million (or $.266 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                         MACKINAC FINANCIAL CORPORATION
                         ITEM 4. CONTROLS AND PROCEDURES


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

There was no change in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation's fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                         MACKINAC FINANCIAL CORPORATION
                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. In addition, the Corporation or the Bank is subject to an informal agreement with regulatory authorities and the litigation described below. Information regarding the informal agreement is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "History" in this report, and is incorporated here by reference. The litigation that is not routine and incidental to the business of banking is described below. The shareholders' derivative cases discussed below, were previously described in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2004, and in the Corporation's Quarterly Report for the period ended June 30, 2005.

Shareholder's Derivative Litigation

Damon Trust v. Bittner, et al.

In an action styled Virginia M. Damon Trust v. North Country Financial Corporation, Nominal Defendant, and Dennis Bittner, Bernard A. Bouschor, Ronald
G. Ford, Sherry L. Littlejohn, Stanley J. Gerou II, John D. Lindroth, Stephen Madigan, Spencer Shunk, Michael Henrickson, Glen Tolksdorf, and Wesley Hoffman, filed in the U.S. District Court for the Western District of Michigan on July 1, 2003, a shareholder of the Corporation has brought a shareholder's derivative action under Section 27 of the Exchange Act against the Corporation and certain of its current and former directors and senior executive officers. The Complaint, which demands a jury trial, is brought on behalf of the Corporation against the individual defendants. It alleges that the individual defendants have caused loss and damage to the Corporation through breaches of their fiduciary duties of oversight and supervision by failing i) adequately to safeguard the assets of the Corporation, (ii) to ensure that adequate administrative, operating, and internal controls were in place and implemented,
(iii) to ensure that the Corporation was operated in accordance with legally-prescribed procedures, and (iv) to oversee the audit process to ensure that the Corporation's assets were properly accounted for and preserved. The Complaint further alleges that the individual defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements in the proxy statement mailed to shareholders in connection with the annual meeting of the Corporation held May 29, 2000, and the adoption by the shareholders at that meeting of the Corporation's 2000 Stock Incentive Plan. The Complaint also alleges that Mr. Ford and Ms. Littlejohn, through a series of compensation arrangements, stock options, and employment agreements obtained by them through improper means resulting from the offices they held with the Corporation, received excessive compensation, to the injury of the Corporation. Among other things, the Complaint is based upon allegations of material misstatements or omissions in filings made by the Corporation with the SEC, and deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks (i) rescission of the approval of the 2000 Stock Incentive Plan and return of all stock and options granted under the Plan, (ii) a declaration that the individual defendants breached their fiduciary duty to the Corporation,
(iii) an order to the individual defendants to account to the Corporation for all losses and/or damages by reason of the acts and omissions alleged, (iv) an order to each of the individual defendants to remit to the Corporation all salaries and other compensation received for periods during which they breached their fiduciary duties, (v) compensatory damages in favor of the Corporation,
(vi) injunctive relief, and (vii) interest, costs, and attorney's and expert's fees.

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

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)


On September 18, 2003, the Corporation filed a motion to dismiss the Damon action because plaintiff did not satisfy the mandatory precondition, under
Section 493a of the Michigan Business Corporation Act ("MBCA"), M.C.L.Section 450.1493a, for filing a shareholder derivative action that the shareholder must first have submitted a written demand that the Corporation pursue in its own right the claims asserted by the shareholder (the plaintiff here). Certain of the individual defendants in the Damon action filed their own motion to dismiss on November 25, 2003, in which motion the other individual defendants later joined. The plaintiff filed an Opposition to both motions to dismiss on January 9, 2004, and on January 30, 2004, the defendants filed reply briefs in support of their motions to dismiss.

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

During the above described proceedings, on November 11, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L.Section 450.1495, requesting the Court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation. After additional written submissions to the Court by the defendants and the plaintiff concerning the issues presented by this motion, and after several conferences with the Court, on May 20, 2004, the Court entered an Order adopting the parties' written stipulations concerning the appointment of a disinterested person and the manner of conducting the investigation of the claims made by the plaintiff and making recommendations as to whether the maintenance of the derivative action is in the best interests of the Corporation.

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

On February 9, 2005, the parties filed a joint status report with the Court. A further status conference was held on February 14, 2005. At that time, the Court entered a Stipulated Protective Order regarding limited dissemination of the report of the disinterested person. Also on February 14, in a separate Order, the Court required the parties to complete their respective review of the report and communicate among themselves regarding their positions. Absent a negotiated resolution, the Corporation was given the opportunity until March 21, 2005, to file an appropriate motion to dismiss. On March 21, 2005, consistent with the determinations of the disinterested person in his report, the Corporation filed with the Court a motion to dismiss (i) all the breach of fiduciary duty claims against defendants Bittner, Bouschor, Gerou, Lindroth, Madigan, Shunk, Hendrickson, and Tolksdorf, (ii) the breach of fiduciary duty claims against defendant Hoffman, except for one claim identified by the disinterested person in his report, and (iii) the excess compensation claims against defendants Ford and Littlejohn. The plaintiff opposed the motion to dismiss.

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

In an Order dated September 6, 2005, the Court stayed the proceedings in this case against defendant Littlejohn, in light of her filing for personal bankruptcy under Chapter 7 of the Bankruptcy Code in the U.S. Bankruptcy Court for the Western District of Michigan on August 9, 2005.

In an Opinion and Order, each dated September 7, 2005, the Court granted the Corporation's motion and dismissed with prejudice (i) all the breach of fiduciary duty claims against defendants Bittner, Bouschor, Gerou, Lindroth, Madigan, Shunk, Hendrickson, and Tolksdorf, (ii) the breach of fiduciary duty claims against defendant Hoffman, except for one claim identified by the disinterested person in his report, and (iii) the excess compensation claims against defendants Ford and Littlejohn. The Court directed that the case proceed with the claim against defendant Hoffman with respect to his involvement in defendant Ford's December 21, 2001 employment agreement, and with respect to the breach of fiduciary duty claims against defendants Ford and Littlejohn, subject to the stay regarding proceedings against defendant Littlejohn.

A Case Management Order was entered by the Court on September 16, 2005. The Court has also scheduled a mediation among the parties, the Corporation, and its insurer for November 15, 2005.

On October 21, 2005, without the required permission of the Court, the plaintiff filed a Third Amended Complaint which (A) deleted (i) substantive allegations previously asserted against defendants Bittner, Bouschor, Gerou, Lindroth, Madigan, Shunk, Hendrickson, and Tolksdorf, (ii) the claim brought under Section 14 of the Exchange Act, (iii) allegations that the defendants engaged in acts to "artificially inflate the price" of the Corporation's stock, and (iv) the previous allegations quantifying damages to the Corporation at $40 million (instead alleging "million of dollars" in damages), and (B) otherwise appears to have been drafted to comport with the Court's Opinion and Order dated September 7, 2005. The Third Amended Complaint continues to include allegations against defendant Littlejohn, notwithstanding the Court's September 6, 2005 Order staying the case against her because of her personal bankruptcy filing. Before the defendants responded to the Third Amended Complaint, the Court entered an Order on October 31, 2005, striking the Third Amended Complaint because the required permission of the Court was not obtained for its filing. The Court's Order affords plaintiff seven days in which to submit a stipulated order for filing of the Third Amended Complaint, or the filing of a motion to permit its filing.

Prosecution of this case is the responsibility of the plaintiff and its counsel. The Corporation's role will be to monitor the case and to respond to discovery requests from the parties. Any settlement or judgment ultimately obtained by plaintiff in this action, net of fees and expenses of counsel for plaintiff, will inure to the benefit of the Corporation.

If the case proceeds beyond November 15, 2005 mediation, the Corporation will incur legal fees and expenses in monitoring the plaintiff's prosecution of the case on behalf of the Corporation and in responding to the parties' requests for discovery directed to it. At this time the Corporation cannot accurately estimate the amount of any such future legal fees and expenses.

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

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)


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

In an Order dated September 29, 2005, the Court realigned the Corporation as the plaintiff and made the Corporation exclusively responsible for prosecuting all further aspects of the case, including any settlement.. In the same Order, the Court stated that the Virginia M. Damon Trust would remain as a nominal plaintiff in the case, entitled to notice. The Corporation is currently evaluating its position with regard to the case, in advance of a scheduling conference with the Court, which is anticipated to occur during the fourth quarter of 2005.

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

                                    MACKINAC FINANCIAL CORPORATION
                                    ------------------------------
                                             (Registrant)


Date: November 11, 2005             By: /s/ Paul D. Tobias
                                        -------------------------------------
                                        PAUL D. TOBIAS,
                                        CHAIRMAN
                                        (principal executive officer)





                                    By: /s/ Ernie R. Krueger
                                        -------------------------------------
                                        ERNIE R. KRUEGER,
                                        SENIOR VICE PRESIDENT / CONTROLLER
                                        (principal accounting officer)

EXHIBIT INDEX


EXHIBIT
NUMBER            DESCRIPTION
-------           -----------
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