Form 10-K
period 2005-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2006-03-31
CIK 36506

                                    FORM 10-K
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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


               130 South Cedar Street, Manistique, Michigan 49854
               (Address of principal executive offices) (Zip Code) Registrant's telephone number, including area code: (888) 343-8147

        Securities registered pursuant to Section 12(b) of the Act: None
           Securities registered pursuant to Section 12(g) of the Act:
                           Common Stock, no par value
                                (Title of Class)

Indicate by a check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by a check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $15.23 as of June 30, 2005, was $28.4 million. As of March 24, 2006, there were outstanding, 3,428,695 shares of the Corporation's Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation's Annual Report to Shareholders for the year ended December 31, 2005, are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation's Proxy Statement for the Annual Meeting of Shareholders to be held May 31, 2006, are incorporated by reference into Part III of this Report.

                                     PART I

ITEM 1. BUSINESS

Mackinac Financial Corporation (the "Corporation") was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from "First Manistique Corporation" to "North Country Financial Corporation" on April 14, 1998. On December 16, 2004, the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation. The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the "Bank"). The Corporation also owns three non-bank subsidiaries: First Manistique Agency, presently active, an insurance agency which sells annuities as well as life and health insurance; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities. The Bank also has four non-bank subsidiaries: NCB Real Estate Company, which owns several properties used by the Bank; mBank Mortgage Company, LLC, an entity engaged in the business of mortgage lending and brokering; and mBank Employee Services, LLC, a company that leases employees to mBank. The Bank represents the principal asset of the Corporation. The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.

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

On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash. On July 13, 2001, North Country Bank and Trust sold the fixed assets and deposits of the St. Ignace and Mackinac Island branches to Central Savings Bank in exchange for cash. On November 9, 2001, North Country Bank and Trust sold the fixed assets and deposits of the Curtis and Naubinway branches to State Savings Bank in exchange for cash. On November 22, 2002, North Country Bank and Trust sold the fixed assets and deposits of the Menominee branch to Stephenson National Bank and Trust in exchange for cash. During 2003, the Bank closed branch locations at Glen Arbor, Ishpeming, L'Anse, and Petoskey.

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

The Bank currently has 9 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan's Lower Peninsula. The Bank maintains offices in Antrim, Chippewa, Emmet, Grand Traverse, Houghton, Luce, Manistee, Marquette, Menominee, Oakland, Ontonagon, Otsego, and Schoolcraft Counties. The Bank provides drive-in convenience at 10 branch locations and has 9 automated teller machines. The Bank has no foreign offices.

The Corporation is headquartered and located in Manistique, Michigan. The mailing address of the Corporation is 130 South Cedar Street, Manistique, Michigan 49854.

OPERATIONS

The principal business the Corporation is engaged in, through the Bank, is the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing. Funds for the Bank's operation are also provided by Internet and brokered deposits and through borrowings from the Federal Home Loan Bank ("FHLB") system, proceeds from the sale of loans and mortgage-backed and other securities, funds from repayment of outstanding loans and earnings from operations. Earnings depend primarily upon the difference between (i) revenues from loans, investments, and other interest-bearing assets and (ii) expenses incurred in payment of interest on deposit accounts and borrowings, maintaining an adequate allowance for loan losses, and general operating expenses.

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

The Bank competes for loans principally through interest rates and loan fees, the range and quality of the services it provides and the locations of its branches. In addition, the Bank actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts, and other services.

EMPLOYEES

As of December 31, 2005, the Corporation and its subsidiaries employed, in the aggregate, 106 employees equating to 102.5 full-time equivalents. None of the Corporation's employees are covered by a collective bargaining agreement with the Corporation and management believes that its relationship with its employees is satisfactory.

BUSINESS

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. Historically, the Bank has predominantly sold its conforming residential mortgage loans in the secondary market; however, during 2003, 2004, and 2005, residential loans have been retained. The Bank has financed commercial and governmental leases throughout the country. Leases were originated by the Corporation's subsidiary, North Country Financial Group (dissolved on December 31, 2005), and unrelated entities. In March 2003, the Corporation made a decision to cease the operations of North Country Financial Group. This was done in order to refocus the Corporation's lending efforts to loans in its immediate market area; decrease the size of certain segments of the loan portfolio; and diversify the loan portfolio. The Corporation may pursue new lease opportunities through unrelated entities, where the credit quality and rate of return on the transactions fit its strategies. The Bank reviews the credit quality of each lease before entering into a financing agreement. The Bank accounts for these transactions as loans.

The Bank supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank's market areas is affected by summer and winter tourism activities.

The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represented $37.681 million or 21.49% of the commercial loan portfolio at December 31, 2005. No material portions of the Bank's deposits have been received from a single person, industry, group, or geographical location.

The Bank is a member of the FHLB. The FHLB provides an additional source of liquidity and long-term funds. Membership in the FHLB has provided access to attractive rate advances, as well as advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Bank regularly assesses its ability to raise funds through the issuance of certificates of deposit and demand deposit accounts in its local branching network and through wholesale deposit products.

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured lines totaled $5.9 at December 31, 2005, with an additional $12.1 available if collateralized.

As of December 31, 2005, the Bank had no material risks relative to foreign sources. See the "Interest Rate Risk" and "Foreign Exchange Risk" sections in Management's Discussion and Analysis of Financial Condition and Results of Operation in the Corporation's 2005 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation's foreign account activity.

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

Under the BHCA, the Corporation is subject to periodic examination by the Federal Reserve Board, and is required to file with the Federal Reserve Board periodic reports of its operations and such additional information as the Federal Reserve Board may require. In accordance with Federal Reserve Board policy, the Corporation is expected to act as a source of financial strength to the Bank and to commit resources to support the Bank in circumstances where the Corporation might not do so absent such policy. The Corporation does not presently have significant assets available for this purpose. In addition, there are numerous federal and state laws and regulations which regulate the activities of the Corporation, the Bank and the non-bank subsidiaries, including requirements and limitations relating to capital and reserve requirements, permissible investments and lines of business, transactions with affiliates, loan limits, mergers and acquisitions, issuances of securities, dividend payments, inter-affiliate liabilities, extensions of credit and branch banking.

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

Federal law provides the federal banking regulators with broad power to take prompt corrective action to resolve the problems of undercapitalized institutions. The extent of the regulators' power depends on whether the institution in question is "well capitalized," "adequately capitalized," "undercapitalized," "significantly undercapitalized," or "critically undercapitalized." To be well capitalized under the regulatory framework, the Tier I capital ratio must meet or exceed 6%, the total risk-based capital ratio must meet or exceed 10% and the leverage ratio must meet or exceed 5%. Information pertaining to the Corporation's capital plan is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption

"Capital and Regulatory" in the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

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

Additional information pertaining to Supervision and Regulation is contained in "Management's Discussion and Analysis of Financial Condition and Results of Operations" under the caption "Capital and Regulatory" in the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

MONETARY POLICY

The earnings and business of the Corporation and the Bank depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank to obtain its deposits and other borrowings, and the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank's portfolio, comprises the major portion of the Bank's earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, and accordingly, its earnings and growth will be subject to the influence of economic conditions, generally, both domestic and foreign, including inflation, recession, unemployment, and the monetary policies of the Federal Reserve Board. The Federal Reserve Board implements national monetary policies designed to curb inflation, combat recession, and promote growth through, among other means, its open-market dealings in US government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, through adjustments to the discount rate applicable to borrowings by banks that are members of the Federal Reserve System, and by adjusting the Federal Funds Rate, the rate charged in the interbank market for purchase of excess reserve balances. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted with certainty.

SELECTED STATISTICAL INFORMATION

I. Distribution of Assets, Obligations, and Shareholders' Equity; Interest Rates and Interest Differential

The key components of net interest income, the daily average balance sheet for each year, including the components of earning assets and supporting obligations, the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption "Management's Discussion and Analysis of Financial Condition and Results of Operations" in the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

II. Investment Portfolio

      A. Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

                                                     2005      2004       2003
                                                   -------    -------    -------
U.S. Agencies                                      $30,354    $21,843    $36,225
State and political subdivisions                     3,856      4,029      4,105
Corporate securities                                    --        681        708
Mortgage-related securities                             --     30,522     43,736
                                                   -------    -------    -------
TOTAL                                              $34,210    $57,075    $84,774
                                                   =======    =======    =======

      B. Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2005 (fully taxable equivalent, dollars in thousands):

                                                      After one,       After five,                                      Weighted
                                     In one year     but within         but within          Over                        Average
                                    year or less     five years         ten years         10 years        TOTAL         Yield (1)
                                    ------------     -----------       -----------        --------       --------       ---------
U.S. Agencies                         $ 3,442         $ 26,912           $    --          $    --        $ 30,354         3.38%
State and political subdivisions           70              327             1,193            2,266           3,856         8.12%
Corporate securities                       --               --                --               --              --           --
Mortgage-related securities                --               --                --               --              --           --
                                      -------         --------           -------          -------        --------         ----
TOTAL                                 $ 3,512         $ 27,239           $ 1,193          $ 2,266        $ 34,210
                                      =======         ========           =======          =======        ========

Weighted average yield (1)               3.55%            3.43%             8.11%            8.13%           3.92%
                                      -------         --------           -------          -------        --------

(1) Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio

      A. Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

                                          2005              2004              2003              2002              2001
                                        --------          --------          --------          --------          --------
Commercial real estate                  $118,637          $105,619          $161,976          $234,618          $264,863
Commercial, financial and
  agricultural                            56,686            47,446            80,988           117,309           132,432
One to four family residential
  real estate                             44,660            45,292            51,120            74,366            93,574
Consumer                                   2,285             2,379             3,195             5,706             9,516
Construction                              17,503             3,096               567             3,044             4,027
                                        --------          --------          --------          --------          --------

TOTAL                                   $239,771          $203,832          $297,846          $435,043          $504,412
                                        ========          ========          ========          ========          ========

Included in loan totals for December 31, 2005, 2004, and 2003, are $-0- million, $3.0 million, and $4.1 million of loans to Canadian obligors. To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.

      B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2005, based on scheduled principal repayments (dollars in thousands):

                                               Commercial,     1-4 Family
                              Commercial     Financial, and    Residential
                             Real Estate      Agricultural     Real Estate       Consumer     Construction         Total
                             -----------     --------------    -----------       --------     ------------       ---------
IN ONE YEAR OR LESS:
  Variable interest rates     $  83,990         $ 30,890        $ 36,711         $    418       $ 16,272         $ 168,281
  Fixed interest rates            5,273              644             810              245            671             7,643

AFTER ONE YEAR BUT
WITHIN FIVE YEARS:

  Variable interest rates            --               --              --               --             --                --
  Fixed interest rates           24,850           13,092           4,483            1,573            119            44,117

AFTER FIVE YEARS:
  Variable interest rates            --               --              --               --             --                --
  Fixed interest rates            4,524           12,060           2,656               49            441            19,730
                              ---------         --------        --------         --------       --------         ---------

TOTAL                         $ 118,637         $ 56,686        $ 44,660         $  2,285       $ 17,503         $ 239,771
                              =========         ========        ========         ========       ========         =========

      C. Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

                                                     2005          2004             2003             2002             2001
                                                     ----         -------          -------          -------          -------
Nonaccrual loans                                     $ 15         $ 4,307          $38,660          $26,814          $ 4,015

Interest income that would have been
  recorded for nonaccrual loans
  under original terms                                134             803            2,793            1,653            1,597

Interest income recorded during
  period for nonaccrual loans                          78           1,053            1,307            1,120            1,521

Accruing loans past due 90 days or more                99              --              241              401            4,878

Restructured loans not included above                  --              --            7,181           11,155           16,151

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

                                          2005            2004            2003            2002            2001
                                        --------        --------        --------        --------         -------
Balance of allowance for loan
  losses at beginning of period         $  6,966        $ 22,005        $ 24,908        $ 10,444         $ 9,454

Loans charged off:
Commercial, financial, and
  agricultural                               448          10,187           5,068          11,925           2,385
Real estate - construction                     -               -               -               -               -
Real estate - mortgage                       493           3,118           1,683             504             320
Consumer                                      51           2,453             205             141             253
                                        --------        --------        --------        --------         -------
Total loans charged off                      992          15,758           6,956          12,570           2,958
                                        --------        --------        --------        --------         -------

Recoveries of loans previously
  charged off:
Commercial, financial, and
  agricultural                               102             312           2,926             314             640
Real estate - construction                     -               -               -               -               -
Real estate - mortgage                        23             148             931               3              20
Consumer                                       9             259             196              59              88
                                        --------        --------        --------        --------         -------
Total recoveries                             134             719           4,053             376             748
                                        --------        --------        --------        --------         -------

Net loans charged off                        858          15,039           2,903          12,194           2,210
Provisions charged to expense                  -               -               -          26,658           3,200

Balance at end of period                $  6,108        $  6,966        $ 22,005        $ 24,908        $ 10,444
                                        ========        ========        ========        ========        ========

Average loans outstanding               $207,928        $244,730        $361,144        $484,889        $529,354
                                        ========        ========        ========        ========        ========

Ratio of net charge-offs
  during period to average
  loans outstanding                          .41%           6.15%            .80%           2.51%            .42%
                                        ========        ========        ========        ========         =======

      B. Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

                                      2005               2004             2003             2002              2001
                                ----------------    --------------   --------------   --------------   ---------------
                                Amount       %      Amount     %     Amount     %      Amount    %      Amount     %
                                ------     -----    ------   -----   -------  -----   -------  -----   -------   -----
Commercial,
financial and
agricultural                    $1,492      24.4%   $1,419    20.4%  $11,222   51.0%  $22,703   91.2%  $ 9,136    81.2%

Real estate-
construction                         -         -         -       -         -      -         -      -         -       -

1-4 family residential
 real estate                        17        .3        97     1.4       280    1.3       280    1.1%    1,191    10.5

Consumer                             -         -         -       -         -      -         -      -       152     1.4

Specific reserve on
 loans sold subsequent
 to year end                         -         -         -       -     7,425   33.7         -      -         -       -

Unallocated
and general reserves
                                 4,599      75.3%    5,450    78.2%    3,078   14.0%    1,925    7.7%      774     6.9%
                                ------     -----    ------   -----   -------  -----   -------  -----   -------   -----
TOTAL                           $6,108     100.0%   $6,966   100.0%  $22,005  100.0%  $24,908  100.0%  $11,253   100.0%
                                ======     =====    ======   =====   =======  =====   =======  =====   =======   =====

V. Deposits

Deposit information is contained in Note 11 to the Corporation's Consolidated Financial Statements contained in the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

VI. Return on Equity and Assets

Selected financial data of the Corporation is contained in the Corporation's 2005 Annual Report to Shareholders under the caption "Selected Financial Data," and is incorporated herein by reference.

See Item 6 of this Form 10-K, "Selected Financial Data"

VII. Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 22 to the Corporation's Consolidated Financial Statements contained in the Corporation's 2005 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Corporation's headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.

The Bank conducts business from 13 offices at the following locations:

BIRMINGHAM *                                      ONTONAGON
260 East Brown Street                             601 River Street
Suite 300                                         Ontonagon, MI 49953
(248) 290-5900
Birmingham, MI  48009                             (906) 884-4115
Oakland County                                    Ontonagon County

GAYLORD                                           RIPLEY
145 North Otsego Avenue                           106 Royce Road
Gaylord, MI 49735                                 Hancock, MI 49930
(989) 732-3750                                    (906) 482-1269
Otsego County                                     Houghton County

KALEVA                                            SAULT STE. MARIE
14429 Wouski Avenue                               138 Ridge Street
Kaleva, MI 49645                                  Sault Ste. Marie, MI 49783
(231) 362-3223                                    (906) 635-3992
Manistee County                                   Chippewa County

MANISTIQUE                                        SOUTH RANGE
130 South Cedar Street                            47 Trimountain Avenue
Manistique, MI 49854                              South Range, MI 49963
(906) 341-8401                                    (906) 482-1170
Schoolcraft County                                Houghton County

MARQUETTE MAIN                                    STEPHENSON
300 North McClellan Street                        S216 Menominee Street
Marquette, MI 49855                               Stephenson, MI 49887
(906) 226-5000                                    (906) 753-2225
Marquette County                                  Menominee County

MARQUETTE PRESQUE ISLE                            TRAVERSE CITY
1400 Presque Isle                                 3530 North Country Drive
Marquette, MI 49855                               Traverse City, MI 49684
(906) 228-3640                                    (231) 929-5253
Marquette County                                  Grand Traverse County

NEWBERRY
414 Newberry Avenue
Newberry, MI 49868
(906) 293-5165
Luce County

*     Opened on January 10, 2006.

All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 13 branch locations, 12 are owned and 1 is leased.

ITEM 3.  LEGAL PROCEEDINGS

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. Information regarding legal proceedings is contained in Note 25 of the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name                          Age      Position
----                          ---      --------
Paul D. Tobias                 55      Chairman and Chief Executive Officer

C. James Bess                  68      Vice Chairman

Eliot  R. Stark                53      Executive Vice President and Chief Financial Officer

Ernie R. Krueger               56      Senior Vice President and Controller

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY

Market information pertaining to the Corporation's common stock is contained under the caption "Market Information" in the Corporation's 2005 Annual Report to Shareholders, and is incorporated herein by reference.

The holders of the Corporation's common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. Dividends had been paid on a quarterly basis until the fourth quarter in 2003. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation's principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. The Bank, under an informal agreement with OFIS and the FDIC, is prohibited from paying dividends without prior approval. There were no dividends declared or paid in 2004 and 2005.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is contained in the Corporation's 2005 Annual Report to Shareholders, under the caption "Selected Financial Data," and is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2005 Annual Report to Shareholders

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Management's Discussion and Analysis of Financial Condition and Results of Operations in the Corporation's 2005 Annual Report to Shareholders

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Corporation's Consolidated Financial Statements for the years ended December 31, 2005, 2004, and 2003, in the Corporation's 2005 Annual Report to Shareholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There has been no change in the Corporation's independent public accountants since 2002. The changes were reported on Form 8-Ks filed during 2002.

ITEM 9A. CONTROLS AND PROCEDURES

As of December 31, 2005, an evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures. Based on that evaluation, the Corporation's management, including the President and Chief Executive Officer, concluded that the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation's periodic SEC filings as of December 31, 2005.

There was no change in the Corporation's internal control over financial reporting that occurred during the Corporation's fiscal quarter ended December 31, 2005, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION

The information set forth under the captions "Information About Directors and Nominees" and "Section 16(a) Beneficial Ownership Reporting Compliance" in the Corporation's definitive Proxy Statement for its May 31, 2006, Annual Meeting of Shareholders (the "Proxy Statement"), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

The Corporation has a separately designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934. The members of the Audit Committee consist of Randolph C. Paschke (Chairman), Walter J. Aspatore, and Robert H. Orley. The Board of Directors has determined that Randolph C. Paschke is qualified as an audit committee financial expert, as that term is defined in the rules of the Securities and Exchange Commission.

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

The following table provides information as of December 31, 2005, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

                                                                                             Number of securities
                                                                                              remaining available
                                                                   Weighted average           for future issuance
                                 Number of securities to           exercise price of             under equity
                                 be issued upon exercise              outstanding              compensation plans
                                 of outstanding options,           options, warrants         (excluding securities
Plan Category                      warrants and rights                 and rights           reflected in column (a))
-------------                    -----------------------           -----------------        ------------------------
                                           (a)                            (b)                        (c)
Equity
compensation plans
approved by security holders            549,732                         $ 14.15                      89,488

Equity
compensation plans
not approved by
security holders                             --                              --                          --
                                        -------                         -------                      ------
Total                                   549,732                         $ 14.15                      89,488
                                        =======                         =======                      ======

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

   (a)   The following documents are filed as a part of this report.

      1. Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference

            (i)   Report on Independent Registered Public Accounting Firm

            (ii)  Consolidated Balance Sheets as of December 31, 2005, and 2004

            (iii) Consolidated Statements of Operations for the years ended
                  December 31, 2005, 2004, and 2003

            (iv) Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2005, 2004, and 2003

            (v) Consolidated Statements of Cash Flows for the years ended December 31, 2005, 2004, and 2003

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

  4.2           Amendment No. 2 to Rights Agreement, incorporated by reference to
                Exhibit 4.1 to the Corporation's Form 8-K filed December 16, 2004

  10.1          Stock Option Agreement dated June 10, 2005, between David C. Crimmins and Mackinac Financial Corporation

  10.2          Stock Option Agreement dated June 10, 2005, between Kelly W. George and
                Mackinac Financial Corporation

  10.3          Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation

  10.4          Stock Option Agreement dated September 20, 2005, between Walter J.
                Aspatore and Mackinac Financial Corporation

  10.5          Stock Option Agreement dated September 20, 2005, between Dennis B.
                Bittner and Mackinac Financial Corporation

  10.6          Stock Option Agreement dated September 20, 2005, between Randolph C.
                Paschke and Mackinac Financial Corporation

  10.7          Stock Option Agreement dated September 20, 2005, between Robert H.
                Orley and Mackinac Financial Corporation

  10.8          Employment agreement dated August 10, 2004, between the Corporation and
                C. James Bess, incorporated by reference to Appendix A to the
                Corporation's Proxy Statement filed October 18, 2004

  10.9          Modification of Employment Agreement dated May 2004, between the
                Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q/A filed August 10, 2004

 10.10          Amendment to Employment Agreement dated September 21, 2004, between the
                Corporation and C. James Bess incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-K filed March 31, 2005

 10.11          First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess incorporated by
                reference to Exhibit 10.6 to the Corporation's Form 10-K filed March 31,
                2005

 10.12          Employment Agreement dated August 10, 2004, between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the
                Corporation's Proxy Statement filed October 18, 2004

 10.13          Employment Agreement dated August 10, 2004 between the Corporation and
                Eliot R. Stark, incorporated by reference to Appendix A to the
                Corporation's Proxy Statement filed October 18, 2004

 10.14          Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the
                Corporation's Form 8-K filed December 16, 2004

 10.15          Employment Agreement dated December 15, 2004, between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.11 to the
                Corporation's Form 10-K filed March 31, 2005


 10.16          Employment Agreement dated December 14, 2004, between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.12 to the
                Corporation's Form 10-K filed March 31, 2005

 10.17          Employment Agreement dated December 15, 2004, between the Corporation and David C. Crimmins incorporated by reference to Exhibit 10.13 to the
                Corporation's Form 10-K filed March 31, 2005

 10.18          Form of Stock Option Agreement between each of Paul D. Tobias and Eliot
                R. Stark and the Corporation, incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K filed December 16, 2004

 10.19          Form of Indemnity Agreement for the Corporation's Directors,
                incorporated by reference to Exhibit 10.3 to the Corporation's Form 8-K filed December 16, 2004

 10.20          Form of Registration Rights Agreement, incorporated by reference to
                Exhibit 10.4 to the Corporation's Form 8-K filed December 16, 2004

 10.21          Stock Option Plan, incorporated by reference to the Corporation's Proxy
                Statement for its annual meeting of shareholders held April 21, 1994

 10.22          Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan
                for the Corporations Nonemployee Directors, incorporated by reference to Exhibit 10.2 of the Corporation's Annual Report on Form 10-K for the
                fiscal year ended December 31, 1999

 10.23          North Country Financial Corporation Stock Compensation Plan,
                incorporated by reference to Exhibit 10.3 of the Corporation's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1999

 10.24          North Country Financial Corporation 1997 Directors' Stock Option Plan,
                incorporated by reference to Exhibit 10.4 of the Corporation's Annual
                Report on Form 10-K for the fiscal year ended December 31, 1999

 10.25 North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation's
                Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

 10.26          North Country Financial Corporation Supplemental Executive Retirement
                Plan, incorporated by reference to Exhibit 10.6 of the Corporation's
                Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

   13           2005 Annual Report to Shareholders.  This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing

   14           Business Conduct and Code of Ethics Policy incorporated by reference to
                Exhibit 14 to the Corporation's 10-K for the fiscal year ended December
                31, 2003

   21           Subsidiaries of the Corporation

  23.1          Consent of Independent Public Accountants - Plante & Moran, PLLC

  23.2          Consent or Independent Public Accountants - Plante &
                Moran, PLLC

   31           Rule 13(a) - 14 (a) Certifications

  32.1          Section 1350 Chief Executive Officer Certification

  32.2          Section 1350 Chief Financial Officer Certification

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2006.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
------------------------------------------------
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2006, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Eliot R. Stark, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

     Signature

/s/ Paul D. Tobias                         /s/ Ernie R. Krueger
--------------------------------------     -------------------------------------
Paul D. Tobias - Chairman,                 Senior Vice President and Controller
Chief Executive Officer, and Director      (principal accounting officer)
(principal executive officer)

/s/ Eliot R. Stark                         /s/ Robert H. Orley
--------------------------------------     -------------------------------------
Eliot R. Stark                             Robert H. Orley - Director
Executive Vice President and
Chief Financial Officer
(principal financial officer)              /s/ Randolph C. Paschke
                                           ------------------------------------
                                           Randolph C. Paschke - Director
/s/ Walter J. Aspatore
--------------------------------------
Walter J. Aspatore - Director

/s/ C. James Bess
--------------------------------------
C. James Bess - Vice Chairman and
Director

/s/ Dennis B. Bittner
--------------------------------------
Dennis  B. Bittner - Director

                                 Exhibit Index

Exhibit No.                                             Description
-----------                                             ------------

 3.1(a)                Articles of Incorporation, as amended, incorporated by reference to 3.1 of the Corporation's
                       Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

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

  4.2                  Amendment No. 2 to Rights Agreement, incorporated by reference to Exhibit 4.1 to the Corporation's
                       Form 8-K filed December 16, 2004

  10.1                 Stock Option Agreement dated June 10, 2005, between David C. Crimmins and Mackinac Financial Corporation

  10.2                 Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation

  10.3                 Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation

  10.4                 Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial
                       Corporation

  10.5                 Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation

  10.6                 Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial
                       Corporation

  10.7                 Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation

  10.8                 Employment agreement dated August 10, 2004, between the Corporation and C. James Bess, incorporated by reference to Appendix A to the Corporation's Proxy Statement filed October 18, 2004

  10.9                 Modification of Employment Agreement dated May 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation's Form 10-Q/A filed August 10, 2004

 10.10                 Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess incorporated by reference to Exhibit 10.5 to the Corporation's Form 10-K filed March 31, 2005

 10.11                 First Amendment to Employment Agreement dated December 15, 2004,  between the Corporation and C. James Bess incorporated by reference to Exhibit 10.6 to the Corporation's Form 10-K filed March 31, 2005

 10.12                 Employment Agreement dated August 10, 2004, between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the Corporation's Proxy Statement filed October 18, 2004

 10.13                 Employment Agreement dated August 10, 2004 between the Corporation and Eliot R. Stark, incorporated by reference to Appendix A to the Corporation's Proxy Statement filed October 18, 2004

 10.14                 Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the Corporation's Form 8-K filed December 16, 2004

 10.15                 Employment Agreement dated December 15, 2004, between the Corporation  and Ernie R. Krueger incorporated by reference to Exhibit 10.11 to the Corporation's Form 10-K filed March 31, 2005

 10.16                 Employment agreement dated December 14, 2004, between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.12 to the Corporation's Form 10-K filed March 31, 2005

 10.17                 Employment Agreement dated December 15, 2004, between the Corporation and David C. Crimmins incorporated by reference to Exhibit 10.13 to the Corporation's Form 10-K filed March 31, 2005

 10.18                 Form of Stock Option Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation,
                       incorporated by reference to Exhibit 10.2 to the Corporation's Form 8-K filed December 16, 2004

 10.19                 Form of Indemnity Agreement for the Corporation's Directors, incorporated by reference to Exhibit 10.3 to the Corporation's Form 8-K filed December 16, 2004

 10.20                 Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Corporation's
                       Form 8-K filed December 16, 2004

 10.21                 Stock Option Plan, incorporated by reference to the Corporation's Proxy Statement for its annual meeting of shareholders held April 21, 1994

 10.22                 Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee
                       Directors, incorporated by reference to Exhibit 10.2 of the Corporation's Annual Report on Form 10-K for the
                       fiscal year ended December 31, 1999

 10.23                 North Country Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.3 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

 10.24                 North Country Financial Corporation 1997 Directors' Stock Option Plan, incorporated by reference to
                       Exhibit 10.4 of the Corporation's Annual Report on Form 10-K for the fiscal year ended December 31, 1999

 10.25                 North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

 10.26                 North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to
                       Exhibit 10.6 of the Corporation's Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

   13                  2005 Annual Report to Shareholders.  This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed "filed" as part of this filing

   14                  Business Conduct and Code of Ethics Policy incorporated by reference to Exhibit 14 to the Corporation's
                       10-K for the fiscal year ended December 31, 2003

   21                  Subsidiaries of the Corporation

  23.1                 Consent of Independent Public Accountants - Plante & Moran, PLLC

  23.2                 Consent or Independent Public Accountants - Plante & Moran, PLLC

   31                  Rule 13(a) - 14 (a) Certifications

  32.1                 Section 1350 Chief Executive Officer Certification

  32.2                 Section 1350 Chief Financial Officer Certification

  23.2                 Consent or Independent Public Accountants - Plante & Moran, PLLC

   31                  Rule 13(a) - 14 (a) Certifications

  32.1                 Section 1350 Chief Executive Officer Certification

  32.2                 Section 1350 Chief Financial Officer Certification