Form 10-Q
period 2006-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2006-05-12
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

                 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                                       OR

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________.

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

     Indicate by check mark whether the registrant is a shell company (as
defined in Rule 12b-2 of the Exchange Act). Yes [ ]   No [X]

As of April 30, 2006, there were outstanding 3,428,695 shares of the registrant's common stock, no par value.

                         MACKINAC FINANCIAL CORPORATION
                                      INDEX

                                                                        Page No.
                                                                        --------
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

      Condensed Consolidated Balance Sheets - March 31, 2006
      (Unaudited), December 31, 2005 and March 31, 2005 (Unaudited)..       1

      Condensed Consolidated Statements of Operations - Three Months
      Ended March 31, 2006 (Unaudited) and March 31, 2005
      (Unaudited)....................................................       2

      Condensed Consolidated Statements of Changes in Shareholders'
      Equity - Three Months Ended March 31, 2006 (Unaudited)
      and March 31, 2005 (Unaudited).................................       3

      Condensed Consolidated Statements of Cash Flows - Three Months
      Ended March 31, 2006 (Unaudited) and March 31, 2005
      (Unaudited)....................................................       4

      Notes to Condensed Consolidated Financial
      Statements (Unaudited).........................................       5

   Item 2. Management's Discussion and Analysis of Financial
           Condition and Results of Operations.......................      13

   Item 3. Quantitative and Qualitative Disclosures about Market
           Risk......................................................      23

   Item 4. Controls and Procedures...................................      26

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings.........................................      27

   Item 6. Exhibits and Reports on Form 8-K..........................      32

SIGNATURES ..........................................................      33

                         MACKINAC FINANCIAL CORPORATION

                          PART I FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                March 31,    December 31,     March 31,
                                                                  2006           2005           2005
                                                               -----------   ------------   ------------
                                                               (Unaudited)                   (Unaudited)
ASSETS
   Cash and due from banks                                      $  6,220       $  4,833       $  3,656
   Federal funds sold                                             12,000          3,110         10,207
                                                                --------       --------       --------
      Cash and cash equivalents                                   18,220          7,943         13,863
   Interest-bearing deposits in other financial institutions         853          1,025             14
   Securities available for sale                                  34,140         34,210         52,298
   Federal Home Loan Bank stock                                    4,855          4,855          4,805

   Total loans                                                   264,471        239,771        194,831
      Allowance for loan losses                                   (5,415)        (6,108)        (6,836)
                                                                --------       --------       --------
   Net loans                                                     259,056        233,663        187,995
   Premises and equipment                                         12,318         11,987         10,588
   Other real estate held for sale                                   952            945          1,515
   Other assets                                                    4,197          4,094          4,138
                                                                --------       --------       --------
      Total assets                                              $334,591       $298,722       $275,216
                                                                ========       ========       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
      Noninterest-bearing deposits                              $ 20,463       $ 19,684       $ 19,722
      Interest-bearing deposits                                  247,491        212,948        185,517
                                                                --------       --------       --------
         Total deposits                                          267,954        232,632        205,239
   Borrowings                                                     36,417         36,417         38,135
   Other liabilities                                               3,047          3,085          2,988
                                                                --------       --------       --------
      Total liabilities                                          307,418        272,134        246,362

   Shareholders' equity:
      Preferred stock - No par value:
         Authorized -500,000 shares, no shares outstanding            --             --             --
      Common stock - No par value:
         Authorized - 18,000,000 shares
         Issued and outstanding - 3,428,695                       42,489         42,412         42,335
      Accumulated deficit                                        (14,961)       (15,461)       (13,338)
      Accumulated other comprehensive loss                          (355)          (363)          (143)
                                                                --------       --------       --------
      Total shareholders' equity                                  27,173         26,588         28,854
                                                                --------       --------       --------
      Total liabilities and shareholders' equity                $334,591       $298,722       $275,216
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

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                        Three Months
                                                       Ended March 31,
                                                      ----------------
                                                       2006      2005
                                                      ------   -------
Interest income:
   Interest and fees on loans:
      Taxable                                         $4,499   $ 3,059
      Tax-exempt                                         194       242
   Interest on securities:
      Taxable                                            273       462
      Tax-exempt                                          41        42
   Other interest income                                 168       183
                                                      ------   -------
      Total interest income                            5,175     3,988
                                                      ------   -------
Interest expense:
   Deposits                                            2,080     1,130
   Borrowings                                            416       653
                                                      ------   -------
      Total interest expense                           2,496     1,783
                                                      ------   -------
Net interest income                                    2,679     2,205
Provision for loan losses                               (600)       --
                                                      ------   -------
Net interest income after provision for loan losses    3,279     2,205
                                                      ------   -------
Other income:
   Service fees                                          111       161
   Loan and lease fees                                    17         7
   Net security losses                                    --        (1)
   Net gains on sales of loans                            40        --
   Gain on sale of property and equipment                 --         2
   Other                                                  48        15
                                                      ------   -------
      Total other income                                 216       184
                                                      ------   -------
Other expense:
   Salaries and employee benefits                      1,594     1,504
   Occupancy                                             317       226
   Furniture and equipment                               156       159
   Data processing                                       154       246
   Accounting, legal and consulting fees                 200       318
   Loan and deposit                                      129       293
   Telephone                                              49        60
   Advertising                                            70       139
   Penalty on prepayment of FHLB borrowings               --     4,320
   Other                                                 328       365
                                                      ------   -------
      Total other expense                              2,997     7,630
                                                      ------   -------
Income (loss) before provision for income taxes          498    (5,241)
Provision for income taxes                                --        --
                                                      ------   -------
Net income (loss)                                     $  498   $(5,241)
                                                      ======   =======
Income (loss) per common share:
   Basic                                              $  .15   $ (1.53)
                                                      ======   =======
   Diluted                                            $  .15   $ (1.53)
                                                      ======   =======

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                             2006      2005
                                           -------   --------
Balance, beginning of period               $26,588   $ 34,730
Stock option compensation                       79         --
Net income (loss) for period                   498     (5,241)
Net unrealized gain (loss) on securities
   available for sale                            8       (635)
                                           -------   --------
   Total comprehensive income (loss)           506     (5,876)
                                           -------   --------
Balance, end of period                     $27,173   $ 28,854
                                           =======   ========

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                             Three Months Ended
                                                                                 March 31,
                                                                            -------------------
                                                                              2006       2005
                                                                            --------   --------
   CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income (loss)                                                     $    498   $ (5,241)
      Adjustments to reconcile net income (loss) to
         net cash provided by (used in) operating activities:
         Depreciation and amortization                                           243        248
         FHLB stock dividend                                                      --        (51)
         (Gain) loss on sale of assets                                            --         (4)
         Change in other assets                                                 (134)     1,551
         Change in other liabilities                                             (38)    (1,090)
                                                                            --------   --------
   Net cash provided by (used in) Operating activities                           569     (4,587)
                                                                            --------   --------
   CASH FLOWS FROM INVESTING ACTIVITIES:
      Net decrease in interest-bearing deposits in other financial
         institutions                                                            172     18,521
      Payment for purchases of securities available for sale                      --    (16,009)
      Proceeds from sale of securities available for sale                         --     18,674
      Proceeds from calls and maturities of securities available for sale         70      1,447
      Net (increase) decrease in loans                                       (25,400)     8,840
      Capital expenditures                                                      (535)        --
      Proceeds from sale of premises, equipment and other real estate             --        214
      Purchase of minority interest in subsidiary of mBank                        79
                                                                            --------   --------
   Net cash provided (used in) by Investing activities                       (25,614)    31,687
                                                                            --------   --------
   CASH FLOWS FROM FINANCING ACTIVITIES:
      Net increase (decrease) in deposits                                     35,322    (10,411)
      Proceeds from issuance of debt                                              --      1,651
      Principal payments on borrowings                                            --    (48,555)
                                                                            --------   --------
   Net cash provided by (used in) Financing activities                        35,322    (57,315)
                                                                            --------   --------
Net Increase (Decrease) in Cash and Cash Equivalents                          10,277    (30,215)
Cash and Cash Equivalents at Beginning of Period                               7,943     44,078
                                                                            --------   --------
Cash and Cash Equivalents at End of Period                                  $ 18,220   $ 13,863
                                                                            ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash Paid During the Period for:
      Interest                                                              $  2,382   $  1,896
      Income taxes                                                                --         --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale            7         31

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     STOCK OPTION PLANS

     The Corporation sponsors three stock option plans. One plan was approved during 2000 and applies to officers, employees, and nonemployee directors. This plan was amended as a part of the December 2004 stock offering and recapitalization. The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 split), to a total authorized share balance of 453,587. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

     these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation's Board of Directors. Options to purchase shares of the Corporation's stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

     The Corporation adopted SFAS No. 123 (Revised) "Share Based Payments" in the first quarter of 2006. This Statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of after tax compensation expense in the amount of $79,000 for the three months ended March 31, 2006. The expense recorded recognizes the current period vesting of options outstanding. The first quarter 2005 after tax compensation expense, using this same accounting treatment would have amounted to $19,000. The per share impact of this accounting change was negligible for 2006.

2.   RECENT ACCOUNTING PRONOUNCEMENT

     The Corporation adopted SFAS No. 123 (Revised) "Share Based Payments" in the first quarter of 2006. The Corporation does not expect a material impact on the results of operations for 2006 as a result of this change, with $79,000 reported as expense in the first quarter.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based upon the weighted average number of shares outstanding.

     The following shows the computation of basic and diluted earnings (loss) per share for the three months ended March 31, 2006 and 2005 (dollars in thousands, except per share data):

     Additional shares issued as a result of option exercises would not be dilutive in either three month period.

                                                                  Three Months Ended
                                                                      March 31,
                                                               -----------------------
                                                                  2006         2005
                                                               ----------   ----------
Basic loss per common share:
   Net income (loss)                                           $      498   $   (5,241)
                                                               ==========   ==========
   Weighted average common shares outstanding                   3,428,695    3,428,695
                                                               ==========   ==========
      Basic income (loss) per common share                     $      .15   $    (1.53)
                                                               ----------   ----------
Diluted income (loss) per common share:
   Net loss                                                    $      498   $   (5,241)
                                                               ==========   ==========
   Weighted average common shares outstanding
      for basic income  per common share                        3,428,695    3,428,695
   Add: Dilutive effect of assumed exercise of stock options           --           --
                                                               ----------   ----------
   Average shares and dilutive potential common shares          3,428,695    3,428,695
      Diluted income (loss) per common share                   $      .15   $    (1.53)
                                                               ==========   ==========

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2006, December 31, 2005, and March 31, 2005 are as follows (dollars in thousands):

                                             March 31, 2006          December 31, 2005         March 31, 2005
                                         ----------------------   ----------------------   ----------------------
                                         Amortized    Estimated   Amortized    Estimated   Amortized    Estimated
                                            Cost     Fair Value      Cost     Fair Value      Cost     Fair Value
                                         ---------   ----------   ---------   ----------   ---------   ----------
US Agencies                               $30,971      $30,338     $30,980      $30,354     $34,998      $34,466
Obligations of states and political
   subdivisions                             3,524        3,802       3,593        3,856       3,710        4,004
Corporate securities                           --           --          --           --         668          675
Mortgage-related securities                    --           --          --           --      13,065       13,153
                                          -------      -------     -------      -------     -------      -------
   Total securities available for sale    $34,495      $34,140     $34,573      $34,210     $52,441      $52,298
                                          =======      =======     =======      =======     =======      =======

     The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $24.519 million and $23.990 million respectively at March 31, 2006.

5.   LOANS

     The composition of loans at March 31, 2006, December 31, 2005, and March 31, 2005 is as follows (dollars in thousands):

                                             March 31,   December 31,   March 31,
                                               2006          2005          2005
                                             ---------   ------------   ---------
Commercial real estate                        $134,089     $118,637      $100,911
Commercial, financial and agricultural          56,958       56,686        43,632
One to four family residential real estate      50,119       44,660        45,425
Consumer                                         2,300        2,285         2,277
Construction                                    21,005       17,503         2,586
                                              --------     --------      --------
   Total loans                                $264,471     $239,771      $194,831
                                              ========     ========      ========

     LOANS - ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses for the three months ended March 31, 2006, the year ended December 31, 2005, and the three months ended March 31, 2005 is as follows (dollars in thousands):

                                 March 31,   December 31,   March 31,
                                    2006         2005          2005
                                 ---------   ------------   ---------
Balance at beginning of period    $6,108        $6,966       $6,966
Provision for loan losses           (600)           --           --
Recoveries on loans                   12           134           97
Loans charged off                   (105)         (992)        (227)
                                  ------        ------       ------
   Balance at end of period       $5,415        $6,108       $6,836
                                  ======        ======       ======

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   LOANS (Continued)

     In the first quarter of 2006, net charge-off activity was minimal at $93,000, or .04% of average loans outstanding compared to net charge-offs of $130,000, or .07% of average loans, in the first quarter of 2005. In the first quarter of 2006 the Corporation reduced the allowance for loan losses by recording a negative provision amounting to $600,000. This reduction in the reserve was made in recognition of the improved credit quality existent in the loan portfolio and is discussed in more detail under "Management's Discussion and Analysis."

     LOANS - IMPAIRED LOANS

     Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled was not material to the consolidated financial statements for the three months ended March 31, 2006 and 2005.

     Information regarding impaired loans as of March 31, 2006, December 31, 2005, and March 31, 2005 is as follows (dollars in thousands):

                                                                                                        Valuation Reserve
                                                                                              ------------------------------------
                                                       March 31,   December 31,   March 31,   March 31,   December 31,   March 31,
                                                          2006         2005          2005        2006         2005         2005
                                                       ---------   ------------   ---------   ---------   ------------   ---------
Balances, at period end
   Impaired loans with specific valuation reserve         $--         $   --        $   85       $ --          $--          $83
   Impaired loans with no specific valuation reserve                     114         2,187                                   --
                                                          ---         ------        ------       ----          ---          ---
      Total impaired loans                                $--         $  114        $2,272       $ --          $--          $83
                                                          ===         ======        ======       ====          ===          ===
   Impaired loans on nonaccrual basis                     $--         $   15        $2,272       $ --          $--          $83
   Impaired loans on accrual basis                                        99            --                                   --
                                                          ---         ------        ------       ----          ---          ---
      Total impaired loans                                $--         $  114        $2,272       $ --          $--          $83
                                                          ===         ======        ======       ====          ===          ===
Average investment in impaired loans                      $71         $1,922        $3,290
Interest income recognized during impairment                1             78            21
Interest income that would have been recognized
   on an accrual basis                                     --            134            55
Cash-basis interest income recognized                      --             76            21

     The average investment in impaired loans was approximately $.071 million for the three-months ended March 31, 2006, $1.9 million for the year ended December 31, 2005, and $3.290 million for the three months ended March 31, 2005, respectively. Impacting the impaired loan balances in 2005 was a sale of nonperforming assets in late December which included $1.0 million of nonaccrual loans.

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

     Activity in such loans is summarized below (dollars in thousands):

                                                                 March 31,   December 31,   March 31,
                                                                    2006         2005          2005
                                                                 ---------   ------------   ---------
Loans outstanding, beginning of period                             $ 578         $  63         $ 63
New loans                                                             --            56           --
Net activity on revolving lines of credit                            805           578           --
Repayment                                                             --          (119)         (11)
Change in related party interest                                    (491)           --           --
                                                                   -----         -----         ----
   Loans outstanding, end of period                                $ 892         $ 578         $ 52
                                                                   =====         =====         ====

     There were no loans to related parties classified substandard at March 31, 2006, December 31, 2005, and March 31, 2005 respectively. In addition to the outstanding balances above, there were unused commitments to related parties amounting to approximately $320,000.

6.   BORROWINGS

     Borrowings consist of the following at March 31, 2006, December 31, 2005, and March 31, 2005 (dollars in thousands):

                                                                 March 31,   December 31,   March 31,
                                                                    2006         2005          2005
                                                                 ---------   ------------   ---------
Federal Home Loan Bank advances at rates ranging from 4.35%
   to 5.16% maturing in 2010 and 2011                             $35,000       $35,000      $35,000
Term loan credit, with a correspondent bank, Canadian prime
   less 1/2%                                                           --            --        1,651
Farmers Home Administration, fixed-rate note payable, maturing
   August 24, 2024, interest payable at 1%                          1,417         1,417        1,484
                                                                  -------       -------      -------
                                                                  $36,417       $36,417      $38,135
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

     The Federal Home Loan Bank borrowings are collateralized at March 31, 2006, by the following: a collateral agreement on the Corporation's one to four family residential real estate loans with a book value of approximately $21.740 million; U.S. government agencies with an amortized cost and estimated fair value of $24.519 million and $23.990 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.855 million. Prepayment of the remaining advances is subject to the provisions and conditions of

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   BORROWINGS (Continued)

     the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2006.

     The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $774,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending and an assignment of a demand deposit account in the amount of $785,000, and guaranteed by the Corporation.

7.   STOCK OPTION PLANS

     A summary of stock option transactions for the three months ended March 31, 2006 and 2005 and the year ended December 31, 2005, is as follows:
     (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December, 2004).

                                               March 31,   December 31,   March 31,
                                                  2006         2005          2005
                                               ---------   ------------   ---------
Outstanding shares, at beginning of period       375,417      282,999       282,999
Granted during the period                             --      112,500            --
Expired during the period                          1,500       20,082            --
                                                --------     --------      --------
Outstanding shares at end of period              373,917      375,417       282,999
                                                ========     ========      ========
Weighted average exercise price per share
   at end of period                             $  12.60     $  14.15      $ 34.55
                                                ========     ========      ========
Shares available for grant, at end of period      90,988       89,488       138,899
                                                ========     ========      ========

     There were no options granted in the first quarter of 2006 or 2005.

     Following is a summary of the options outstanding and exercisable at March 31, 2006:

                              Number               Weighted Average
     Exercise       -------------------------          Remaining         Weighted Average
   Price Range      Outstanding   Exercisable   Contractual Life-Years    Exercise Price
----------------    -----------   -----------   ----------------------   ----------------
      $9.16            12,500         2,500               9.8                 $  9.16
      $9.75           257,152       120,861               8.7                    9.75
      $11.50           40,000         8,000               9.5                   11.50
      $12.00           60,000        12,000               9.2                   12.00
$156.00 - $240.00       3,545         3,545               5.0                  186.75
$300.00 - $406.60         720           720               3.3                  345.00
                      -------       -------               ---                 -------
                      373,917       147,626               8.9                 $ 12.60
                      =======       =======               ===                 =======

8.   CAPITAL

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

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

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

                                            March 31,   December 31,   March 31,
                                               2006         2005          2005
                                            ---------   ------------   ---------
Commitments to extend credit:
   Fixed rate                                $ 1,815       $ 2,118      $ 1,054
   Variable rate                              37,889        31,557       12,578
Standby letters of credit - Variable rate      9,290        10,493       11,338
Credit card commitments - Fixed rate           3,068         3,135        2,810
                                             -------       -------      -------
                                             $52,062       $47,303      $27,780
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

     CONCENTRATION OF CREDIT RISK

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (Continued)

     and tourism industry. This concentration represents $38.045 million, or 19.91%, of the commercial loan portfolio at March 31, 2006. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                                 OF OPERATIONS

FORWARD-LOOKING STATEMENTS

This report contains certain forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words "believe", "expect", "intend", "anticipate", "estimate", "project", or similar expressions. The Corporation's ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

     -    Impact of continued operating losses;

     - Asset growth of the Corporation may be constrained in order to maintain regulatory defined "well capitalized" equity to asset ratios;

     - The highly regulated environment in which the Corporation operates could adversely affect its ability to carry out its strategic plan due to restrictions on new products, funding opportunities or new market entrances;

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

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation's Annual Report and Form 10-K for the year-ended December 31, 2005. Throughout this discussion, the term "Bank" refers to mBank, formerly known as North Country Bank and Trust, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

Year-to-date consolidated net income was $.498 million through March 31, 2006, compared to net loss of $5.241 million for the same period in 2005. Basic income per share was $.15 for the three months ended March 31, 2006, compared to a loss of $1.53 for the same period in 2005. The results of operations for the first quarter of 2006 include a $600,000 negative loan loss provision, which reduced the Corporation's allowance for loan loss reserve in recognition of improved credit quality. The first quarter of 2005 results include a penalty of $4.320 million on the prepayment of $48.555 million of the FHLB borrowings. Excluding the provision and the prepayment penalty, the net loss in the first quarter of 2006 amounted to $.102 million, compared to an adjusted loss of $.921 million for the same period in 2005. Total assets increased $35.869 million from December 31, 2005, to March 31, 2006. The loan portfolio increased $24.700 million in the first quarter of 2006, from December 31, 2005 balances of $239.771 million. Deposits totaled $267.954 million at March 31, 2006, an increase of $35.322 million from the $232.632 million at December 31, 2005.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $10.277 million in the first quarter of 2006. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $.070 million, or .20%, from December 31, 2005, to March 31, 2006, with the balance on March 31, 2006, totaling $34.140 million. The decrease during the first quarter was due to a combination of maturities, calls, and paydowns of securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2006, investment securities with an estimated fair value of $20.130 million were pledged.

LOANS

Through the first quarter of 2006, loan balances increased by $24.700 million, or 10.3% from December 31, 2005 balances of $239.771 million. During the first quarter, the Bank experienced loan production of $30.1 million. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, all segments of the loan portfolio increased in the first quarter of 2006. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Following is a summary of the loan portfolio at March 31, 2006, December 31, 2005, and March 31, 2005 (dollars in thousands):

                                          March 31,   Percent of   December 31,   Percent of   March 31,   Percent of
                                             2006        Total         2005          Total        2005        Total
                                          ---------   ----------   ------------   ----------   ---------   ----------
Commercial real estate                     $134,089      50.70%      $118,637        49.48%     $100,911      51.79%
Commercial, financial, and agricultural      56,958      21.54         56,686        23.64        43,632      22.39
1-4 family residential real estate           50,119      18.95         44,660        18.63        45,425      23.32
Consumer                                      2,300        .87          2,285          .95         2,277       1.17
Construction                                 21,005       7.94         17,503         7.30         2,586       1.33
                                           --------     ------       --------       ------      --------     ------
Total loans                                $264,471     100.00%      $239,771       100.00%     $194,831     100.00%
                                           ========     ======       ========       ======      ========     ======

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2006, December 31, 2005, and March 31, 2005 (dollars in thousands):

                                         March 31, 2006                            December 31, 2005
                            ----------------------------------------   ----------------------------------------
                                          Percent of     Percent of                  Percent of     Percent of
                            Outstanding   Commerical   Shareholders'   Outstanding   Commerical   Shareholders'
                              Balance        Loans         Equity        Balance        Loans         Equity
                            -----------   ----------   -------------   -----------   ----------   -------------
Hospitality and tourism       $ 38,045       19.91%       140.01%        $ 37,681       21.49%        141.72%
Gaming                           7,181        3.76         26.43            7,553        4.31          28.41
Petroleum                        6,664        3.49         24.52            6,508        3.71          24.48
Forestry                         5,332        2.79         19.62            5,370        3.06          20.20
Other                          133,825       70.05        492.49%         118,211       67.43         444.60%
                              --------      ------                       --------      ------
   Total Commercial Loans     $191,047      100.00%                      $175,323      100.00%
                              ========      ======                       ========      ======

                                         March 31, 2005
                            ----------------------------------------
                                          Percent of     Percent of
                            Outstanding   Commerical   Shareholders'
                               Balance       Loans         Equity
                            -----------   ----------   -------------
Hospitality and tourism       $ 45,390       31.40%       157.31%
Gaming                          12,618        8.73         43.73
Petroleum                        7,939        5.49         27.51
Forestry                         5,486        3.80         19.01
Other                           73,110       50.58        253.38%
                              --------      ------
   Total Commercial Loans     $144,543      100.00%
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

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At March 31, 2006, the allowance for loan losses was 2.05% of total loans outstanding compared to 2.55% at December 31, 2005 and 3.51% at March 31, 2005.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs amounted to $.093 million, .04% of average loans outstanding, compared to $.130 million, .07% of average loans outstanding, for the three months ended March 31, 2006 and 2005, respectively. The Corporation, in recognition of the continued improvement in credit quality which has occurred since 2004, reduced the reserve for loan loss by $600,000 in the first quarter of 2006. The reduction of the reserve results in a current reserve balance that is more representative of the relevant risk inherent within the Corporation's loan portfolio. The current level of charge-offs is below historical levels and projected charge-off activity, based upon current levels of nonperforming loans, is not expected to attain historical levels. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. There were no new significant problem loans or loan downgrades identified during the first quarter of 2006.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

The table below shows period end balances of non-performing assets (dollars in thousands):

                                      March 31,   December 31,   March 31,
                                         2006         2005          2005
                                      ---------   ------------   ---------
NONPERFORMING ASSETS:
Nonaccrual loans                       $   --      $      15      $ 2,272
Loans past due 90 days or more             --             99           --
Restructured loans                         --             --           --
                                       ------      ---------      -------
   Total nonperforming loans               --            114        2,272
Other real estate owned                   952            945        1,515
                                       ------      ---------      -------
   Total nonperforming assets          $  952      $   1,059      $ 3,787
                                       ======      =========      =======
Nonperforming loans as a % of loans        --           0.05%        1.17%
                                       ------      ---------      -------
Nonperforming assets as a % of assets    0.28           0.35%        1.38%
                                       ------      ---------      -------
RESERVE FOR LOAN LOSSES:
At period end                          $5,415      $   6,108      $ 6,836
                                       ------      ---------      -------
As a % of loans                          2.05%          2.55%        3.51%
                                       ------      ---------      -------
As a % of nonperforming loans             N/A       5,357.89%      300.88%
                                       ------      ---------      -------
As a % of nonaccrual loans                N/A            N/M%      300.88%
                                       ======      =========      =======

Following is the allocation of the allowance for loan losses as of March 31, 2006, December 31, 2005, and March 31, 2005 (dollars in thousands):

                                                   March 31,   December 31,   March 31,
                                                      2006         2005          2005
                                                   ---------   ------------   ---------
Commercial, financial, and agricultural loans        $1,279       $1,492        $1,423
One to four family residential real estate loans         43           17            97
Consumer loans                                           --           --            --
Unallocated and general reserves                      4,093        4,599         5,316
                                                     ------       ------        ------
Totals                                               $5,415       $6,108        $6,836
                                                     ======       ======        ======

The following ratios assist management in the determination of the Corporation's credit quality:

                                                                     March 31,   December 31,   March 31,
                                                                        2006         2005          2005
                                                                     ---------   ------------   ---------
Allowance to total loans                                                 2.05%         2.55%        3.51%
Average loans outstanding, for the quarters and year, respectively   $250,735      $207,928     $199,703
Net charge-offs to average outstanding loans                             0.04%          .41%         .07%
Nonperforming loans to gross loans                                       0.00%          .05%        1.17%

Total nonperforming loans decreased $.114 million since December 31, 2005. During 2005, nonperforming loans were reduced through a combination of loan sales, charge-offs, and external refinancing. Late in 2005, the Bank sold $2.1 million of nonperforming assets, which included $1.0 million of nonperforming loans.

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management reviews the Corporation's loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2006.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

                                                              Three Months Ended      Year Ended       Three Months Ended
                                                                March 31, 2006     December 31, 2005     March 31, 2005
                                                              ------------------   -----------------   ------------------
Balance at beginning of period                                       $945               $ 1,730              $1,730
Other real estate transferred from loans due to foreclosure             7                   632                  31
Other real estate transferred to premises and equipment                --                  (358)                 --
Other real estate sold/written down                                    --                (1,059)               (246)
                                                                     ----               -------              ------
   Balance at end of period                                          $952               $   945              $1,515
                                                                     ====               =======              ======

During the first three months of 2006, the Corporation received real estate in lieu of loan payments of $7,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had an increase in deposits in the first quarter of 2006. Total deposits increased by $35.322 million, or 15.18%, in the first quarter of 2006. This growth in deposits included $26.414 million of non-core deposits, mostly brokered certificates of deposit. The Corporation continues to evaluate its deposit products and pricing alternatives in an effort to fund loan growth as economically as possible.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

                                    March 31,                December 31,                March 31,
                                       2006     % of Total       2005       % of Total      2005     % of Total
                                    ---------   ----------   ------------   ----------   ---------   ----------
Demand deposit accounts              $ 20,463       7.64%      $ 19,684         8.46%     $ 19,721       9.61%
NOW and money market                   67,467      25.18         64,566        27.75        51,701      25.19
Savings and IRAs                       22,903       8.55         22,555         9.70        25,687      12.52
Certificates of Deposit <$100,000      72,605      27.10         67,725        29.11        53,458      26.05
                                     --------     ------       --------       ------      --------     ------
   Total core deposits                183,438      68.46        174,530        75.02       150,567      73.36

Certificates of Deposit >$100,000      15,246       5.69         12,335         5.30        11,070       5.39
Internet CDs <$100,000                 26,231       9.79         28,113        12.08        39,099      19.05
Internet CDs >$100,000                  7,700       2.87          7,698         3.31         4,503       2.19
Brokered CDs                           35,339      13.19          9,956         4.28            --         --
                                     --------     ------       --------       ------      --------     ------
   Total non-core deposits             84,516      31.54         58,102        24.98        54,672      26.64
                                     --------     ------       --------       ------      --------     ------
   Total deposits                    $267,954     100.00%      $232,632       100.00%     $205,239     100.00%
                                     ========     ======       ========       ======      ========     ======

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

BORROWINGS

In the first quarter of 2005 the Corporation prepaid $48.555 million of the FHLB borrowings in order to reduce interest rate risk and to better match earning assets and funding sources. The remaining FHLB borrowings carry fixed interest rates and mature in 2010 and 2011. The remaining FHLB borrowings are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management may increase FHLB borrowings in the future as a source for funding future loan production. In the first quarter of 2005, the Bank borrowed $2 million in Canadian dollars from a correspondent bank in order to reduce the risk of an asset sensitive foreign exchange position. This term loan was repaid in 2005.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $.585 million from December 31, 2005 to March 31, 2006. The increase is comprised of net income, contributed capital of $79,000 in recognition of stock option expense and an $8,000 increase in the market value of securities. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation's return to profitability.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended March 31, 2006, increased by $.474 million, or 21.50% compared to the same period one year ago. This increase in net interest income was a result of the combination of increased average balances and increased rates. The Corporation continues to benefit from prime rate increases due to the amount of assets repricing with each increase. This benefit has been declining in recent periods as the Corporation initiated steps as a part of its ALCO Committee to reduce interest rate risk. More discussion is included relative to repricing and asset sensitivity under the caption "Interest Rate Risk" elsewhere in this report.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

                                                                         Three Months Ended
                               -----------------------------------------------------------------------------------------------------
                                      AVERAGE BALANCES         AVERAGE RATES     INTEREST                    2006-2005
                               ------------------------------  -------------  --------------  --------------------------------------
                                     March 31,                    March 31,       March 31,    Income/                        Rate/
                               ------------------   Increase/  -------------  --------------   Expense   Volume     Rate     Volume
(dollars in thousands)           2006      2005    (Decrease)    2006  2005    2006    2005   Variance  Variance  Variance  Variance
                               --------  --------  ----------   ----   ----   ------  ------  --------  --------  --------  --------
Loans (1,2)                    $250,735  $199,703   $ 51,032    7.59%  6.70%  $4,693  $3,301   $1,393    $ 844      $437       112
Taxable securities               31,029    50,475    (19,446)   3.57   3.71      273     462     (189)    (178)      (18)        7
Nontaxable securities             3,214     3,315       (101)   5.17   5.14       41      42       (1)      (1)       --        --
Federal funds sold                9,424    16,521     (7,097)   4.43   2.26      103      92       11      (40)       89       (38)
Other interest-earning assets     5,776    10,730     (4,954)   4.63   3.48       65      91      (26)     (42)       30       (14)
                               --------  --------   --------    ----   ----   ------  ------   ------    -----      ----      ----
   Total earning assets         300,178   280,744     19,434    6.99   5.76    5,175   3,988    1,188      583       538        67
                               --------  --------   --------
Reserve for loan losses          (6,049)   (6,953)       904
Cash and due from banks           6,339     5,047      1,292
Intangible assets                   319       440       (121)
Other assets                     18,222    17,576        646
                               --------  --------   --------
   Total assets                $319,009  $296,854   $ 22,155
                               ========  ========   ========
NOW and money market deposits  $ 67,892  $ 53,033   $ 14,859    2.86   1.56      478     204      274       57       170        47
Savings deposits                 15,336    18,372     (3,036)   1.22   1.02       46      46       --       (8)        9        (1)
Time deposits                   149,108   116,565     32,543    4.23   3.06    1,556     880      677      246       336        94
Borrowings                       36,417    52,011    (15,594)   4.63   5.09      416     653     (237)    (196)      (59)       18
                               --------  --------   --------    ----   ----   ------  ------   ------    -----      ----      ----
   Total interest-bearing
      liabilities               268,753   239,981     28,772    3.77   3.01    2,496   1,783      714       99       456       158
Demand deposits                  19,384    21,064     (1,680)
Other liabilities                 3,817     5,117     (1,300)
Shareholders' equity             27,055    30,692     (3,637)
                               --------  --------   --------
   Total liabilities and
      shareholders' equity     $319,009  $296,854   $ 22,155
                               ========  ========   ========
Rate spread                                                     3.22%  2.75%
                                                                ----   ----   ------  ------   ------    -----      ----      ----
Net interest margin/revenue                                     3.62%  3.19%  $2,679  $2,205   $  474    $ 484      $ 82      $(91)
                                                                ====   ====   ======  ======   ======    =====      ====      ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Interest income on loans includes loan fees.

                         MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. In recognition of the improved credit quality, the Corporation reduced its loan loss reserve by $600,000 in the first quarter of 2006. There was no provision for loan losses in the first quarter of 2005. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate.

OTHER INCOME

Other income increased by $.032 for the quarter ended March 31, 2006, compared to the quarter ended March 31, 2005. Service fees decreased $.050 million, while loan and lease income increased $.010 million and other noninterest income increased $.033 million. The decline in service fees is primarily due to the introduction of new "no fee" deposit products in an attempt to stimulate growth in transactional account deposits. In the first quarter of 2006, the Corporation recognized $40,000 of revenue due to mortgage loans produced and sold in the secondary market. The secondary market activity is expected to have a greater impact in future quarters. Other noninterest income was positively impacted in the first quarter of 2006 from a gain due to foreign currency transactions which amounted to $22,000.

The following table details noninterest income for the three months ended March 31, 2006, and March 31, 2005 (dollars in thousands):

     Noninterest Income

                                                Three Months Ended
                                                     March 31,       % Increase
                                                ------------------   (Decrease)
                                                   2006   2005        2006-2005
                                                   ----   ----       ----------
Service fees                                       $111   $161         (31.06)%
Loan and lease fee income                            17      7         142.86
Gain on sale of loans                                40     --         100.00
Gain (loss) on sale of property and equipment        --      2        (100.00)
Other noninterest income                             48     15         220.00
                                                   ----   ----        -------
   Subtotal                                         216    185          16.76
                                                   ----   ----        -------
Net Securities gains (losses)                        --     (1)        100.00
                                                   ----   ----        -------
   Total noninterest income                        $216   $184          17.39%
                                                   ====   ====        =======

OTHER EXPENSES

Other expenses decreased $4.633 million for the quarter ended March 31, 2006, compared to the same period in 2005. The prepayment penalty on FHLB borrowings incurred by the Corporation in the first quarter of 2005 amounted to $4.320 million and was the primary reason for the decrease. Salaries, commissions, and related benefits increased modestly, by $90,045, during the first quarter of 2006, compared to the first quarter of 2005. The $92,000 decrease in data processing costs is the result of a full systems conversion which occurred in the fourth quarter of 2005. The $164,000 decrease in loan and deposit expense is due in large part to the reduction in FDIC insurance premiums which amounted to $138,000 in the first quarter of 2005 compared to $23,000 in 2006, a reduction of $115,000. This reduction in premium was due to the improved capital position of the Bank which resulted in the removal of the Cease and Desist Order in the first quarter of 2005. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.

                         MACKINAC FINANCIAL CORPORATION
     ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)

The following table details noninterest expense for the three months ended March 31, 2006 and March 31, 2005 (dollars in thousands):

Noninterest Expenses

                                                Three Months
                                                   Ended
                                                 March 31,      % Increase
                                              ---------------   (Decrease)
                                               2006     2005     2006-2005
                                              ------   ------   ----------
Salaries, commissions, and related benefits   $1,594   $1,504       5.98%
Occupancy                                        317      226      40.27
Furniture and equipment                          156      159      (1.89)
Data processing                                  154      246     (37.40)
Accounting, legal, and consulting fees           200      318     (37.11)
Loan and deposit                                 129      293     (55.97)
Telephone                                         49       60     (18.33)
Advertising                                       70      139     (49.64)
Penalty - prepayment of  FHLB borrowings          --    4,320    (100.00)
Other                                            328      365     (10.14)
                                              ------   ------    -------
   Total noninterest expense                  $2,997   $7,630     (60.72)%
                                              ======   ======    =======

FEDERAL INCOME TAXES

There was no tax provision for the first quarter of 2006 and 2005. The Corporation's results of operations for 2006 and 2005 do not reflect the impact of federal income taxes due to large NOL carryforwards. The Corporation has approximately $36.5 million of NOL carryforward along with various tax credit carryforwards of $2.1 million. The NOL and tax credit carryforward benefit is dependent upon the future profitability of the Corporation; therefore no future benefit of these deferred items has been recorded. The Corporation will reevaluate these deferred items in future periods to determine whether or not recognition of all or a portion of the benefit is appropriate in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

LIQUIDITY

As a result of the Corporation's renewed capital strength, from the recapitalization in December 2004, the Corporation is now able to pursue sources of liquidity, such as lines of credit from correspondent banks, borrowings from the Federal Home Loan Bank and possible issuance of subordinated debt. The liquidity issues faced, the Corporation's actions taken to address them, and the liquidity plan for 2006 are discussed below.

During the first quarter of 2006, the Corporation increased cash and cash equivalents by $10.277 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from growth in loans funded by deposits. The Corporation prepaid $48.555 million in FHLB borrowings in the first quarter of 2005. The Corporation utilized short term liquidity sources such as federal funds sold and time deposits in other financial institutions to fund the prepayment. In the first quarter of 2006, the Corporation funded loan growth of $25.400 million, with deposit growth which amounted to $35.322 million. The excess deposit growth resulted in an increase in federal funds balances.

It is anticipated that during the remainder of 2006, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CD's.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. At March 31, 2006, the Corporation's parent had a balance of $1.026 million in cash and cash equivalents. The Corporation is currently negotiating a line of credit with a correspondent bank. This line of credit will provide additional resources necessary to provide additional capital infusions to the Bank if needed.

                         MACKINAC FINANCIAL CORPORATION
     ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)

The Corporation's liquidity plan for 2006 includes strategies to increase core deposits in the Corporation's local markets. The introduction of new products through an extensive advertising campaign commenced in the first quarter of 2005, with a goal of increasing core deposits to reduce the dependency on noncore, out of market, deposits. The Corporation's liquidity plan for 2006 calls for augmenting local deposit growth efforts with brokered CD funding, to the extent necessary. The Corporation has also reestablished Bank borrowing lines at correspondent banks to provide additional sources of liquidity.

CAPITAL AND REGULATORY

During the first quarter of 2006, capital increased by $.585 million, as a result of the net income of $.498 million. This compares to a decrease in capital during the same period in the previous year of $5.876 million, resulting primarily from a net loss of $5.241 million and a decrease in the unrealized gain on securities available for sale of $.635 million. The increase in the 2006 first quarter is comprised of net income, contributed capital of $79,000 in recognition of stock option expense and an increase of $8,000 in the market value of securities.

The Corporation and the Bank are required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. Although the Corporation and the Bank are well capitalized, the Bank is operating under an informal agreement which requires a minimum Tier 1 Capital ratio of 8%.

The following table details sources of capital for the periods indicated (dollars in thousands):

                                            March 31,   December 31,   March 31,
                                               2006         2005         2005
                                            ---------   ------------   ---------
CAPITAL STRUCTURE
Shareholders' equity                        $ 27,173      $ 26,588     $ 28,854
                                            --------      --------     --------
Total capitalization                        $ 27,173      $ 26,588     $ 28,854
                                            --------      --------     --------
Tangible capital                            $ 26,874      $ 26,258     $ 28,430
                                            --------      --------     --------
INTANGIBLE ASSETS
   Core deposit premium                     $    299      $    330     $    424
   Other identifiable intangibles                 --            --           --
                                            --------      --------     --------
Total intangibles                           $    299      $    330     $    424
                                            --------      --------     --------
REGULATORY CAPITAL
Tier 1 capital:
   Shareholders' equity                     $ 27,173      $ 26,588     $ 28,854
Net unrealized (gains) losses on
   available for sale securities                 355           363          143
   Minority interest                              60            --           80
   Less: intangibles                            (299)         (330)        (424)
                                            --------      --------     --------
      Total Tier 1 capital                  $ 27,289      $ 26,621     $ 28,653
                                            --------      --------     --------
Tier 2 Capital:
   Allowable reserve for loan losses        $  3,517      $  3,184     $  2,585
   Qualifying long-term debt                                    --           --
                                            --------      --------     --------
      Total Tier 2 capital                     3,517         3,184        2,585
                                            --------      --------     --------
      Total capital                         $ 30,806      $ 29,805     $ 31,238
                                            ========      ========     ========
Risk-adjusted assets                        $279,442      $251,796     $202,584
                                            ========      ========     ========
Capital ratios:
   Tier 1 Capital to risk weighted assets       8.54%         9.23%       14.14%
   Total Capital to risk weighted assets        9.74%        10.57%       15.42%
   Tier 1 Capital to average assets            11.00%        11.84%        9.67%

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2. MANAGEMENT'S DISUCSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Regulatory capital is not the same as shareholders' equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                     Tier 1        Tier 1           Total
                                                   Capital to     Capital to      Capital to
                                                     Average    Risk-Weighted   Risk-Weighted
                                                     Assets         Assets          Assets
                                                   ----------   -------------   -------------
Regulatory minimum for capital adequacy purposes      4.00%          4.00%           8.00%
Regulatory defined well capitalized guideline         5.00%          6.00%          10.00%

The Corporation:
   March 31, 2006                                     8.54%          9.74%          11.00%
   December 31, 2005                                  9.23%         10.57%          11.84%

The Bank:
   March 31, 2006                                     8.20%          9.36%          10.62%
   December 31, 2005                                  8.80%         10.09%          11.35%

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

Loans are the most significant earning asset. Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities. In addition, the Corporation prices the majority of fixed rate loans so it has an opportunity to reprice the loan within 12 to 36 months.

The Corporation also has $34.140 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates.

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

Assets and liabilities scheduled to reprice are reported in the following time frames. Those instruments, with a variable interest rate tied to an index and considered immediately repricable, are reported in the 1- to 90-day time frame. The estimates of principal amortization and prepayments are assigned to the following time frames.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is the Corporation's opportunities at March 31, 2006 (dollars in thousand):

                                          1-90     91 - 365     >1-5     Over 5
                                          Days       Days      Years     Years      Total
                                        --------   --------   -------   -------   --------
Interest-earning assets:
   Loans                                $181,629      7,505    56,556    18,781   $264,471
   Securities                                 --      3,449    27,310     3,381     34,140
   Other (1)                              17,708         --        --        --     17,708
                                        --------   --------   -------   -------   --------
   Total interest-earning assets         199,337     10,954    83,866    22,162    316,319
                                        --------   --------   -------   -------   --------
   Interest-bearing obligations:
   NOW, Money Market and Savings          82,771         --        --        --     82,771
   Time deposits                          49,444     92,175    22,338       763    164,720
   Borrowings                                 --         --    35,000     1,417     36,417
                                        --------   --------   -------   -------   --------
   Total interest-bearing obligations    132,215     92,175    57,338     2,180    283,908
                                        --------   --------   -------   -------   --------
Gap                                     $ 67,122   $(81,221)  $26,528   $19,982   $ 32,411
                                        ========   ========   =======   =======   ========
Cumulative gap                          $ 67,122   $(14,099)  $12,429   $32,411
                                        ========   ========   =======   =======

(1)  Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2006, the Corporation had a cumulative liability sensitivity gap position of $14.099 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggests that if market interest rates continue to increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decrease in the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

At December 31, 2005, the Corporation had a cumulative liability sensitivity gap position of $1.311 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn less net interest income. Conversely, if market interest rates continued to decrease over a twelve-month period, the December 31, 2005, gap position suggested the Corporation's net interest income would increase.

The increase in the gap position from December 31, 2005 to March 31, 2006 resulted from the use of short term liabilities to fund loan growth. This was done in order to reduce interest rate risk and better match assets and liabilities. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and savings accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. The Corporation entered into a term loan payable in Canadian dollars during the first quarter of 2005 in order to offset the foreign exchange exposure due to an asset sensitive position. As of March 31, 2006, the Corporation had excess Canadian liabilities of $.036 million (or $.031 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

                         MACKINAC FINANCIAL CORPORATION
                         ITEM 4. CONTROLS AND PROCEDURES

An evaluation was performed under the supervision of and with the participation of the Corporation's management, including the President and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation's disclosure controls and procedures (as such term is defined in Rules 13-a 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report. Based on that evaluation the Corporation's management, including the President and Chief Executive Officer, have concluded that, as of the end of such period, the Corporation's disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be disclosed but the Corporation in the reports that it files or submits under the Exchange Act.

There was no change in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation's fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

Shareholder's Derivative Litigation

Damon Trust v. Bittner, et al.

In an action styled Virginia M. Damon Trust v. North Country Financial Corporation, Nominal Defendant, and Dennis Bittner, Bernard A. Bouschor, Ronald
G. Ford, Sherry L. Littlejohn, Stanley J. Gerou II, John D. Lindroth, Stephen Madigan, Spencer Shunk, Michael Hendrickson, Glen Tolksdorf, and Wesley Hoffman, filed in the U.S. District Court for the Western District of Michigan on July 1, 2003, a shareholder of the Corporation has brought a shareholder's derivative action under Section 27 of the Exchange Act against the Corporation and certain of its current and former directors and senior executive officers. The Complaint, which demands a jury trial, is brought on behalf of the Corporation against the individual defendants. It alleges that the individual defendants have caused loss and damage to the Corporation through breaches of their fiduciary duties of oversight and supervision by failing i) adequately to safeguard the assets of the Corporation, (ii) to ensure that adequate administrative, operating, and internal controls were in place and implemented,
(iii) to ensure that the Corporation was operated in accordance with legally-prescribed procedures, and (iv) to oversee the audit process to ensure that the Corporation's assets were properly accounted for and preserved. The Complaint further alleges that the individual defendants violated Section 14(a) of the Exchange Act by making materially false and misleading statements in the proxy statement mailed to shareholders in connection with the annual meeting of the Corporation held May 29, 2000, and the adoption by the shareholders at that meeting of the Corporation's 2000 Stock Incentive Plan. The Complaint also alleges that Mr. Ford and Ms. Littlejohn, through a series of compensation arrangements, stock options, and employment agreements obtained by them through improper means resulting from the offices they held with the Corporation, received excessive compensation, to the injury of the Corporation. Among other things, the Complaint is based upon allegations of material misstatements or omissions in filings made by the Corporation with the SEC, and deficiencies in the Corporation's policies and procedures for safe and sound operation, including its directorate and management personnel and practices, credit underwriting, credit administration, and policies regarding asset/liability management, liquidity, funds management, and investments, and its compliance with all applicable laws and regulations, including Regulations O and U of the Board, FDIC Rules and Regulations, and the Michigan Banking Code of 1999. The Complaint seeks (i) rescission of the approval of the 2000 Stock Incentive Plan and return of all stock and options granted under the Plan, (ii) a declaration that the individual defendants breached their fiduciary duty to the Corporation,
(iii) an order to the individual defendants to account to the Corporation for all losses and/or damages by reason of the acts and omissions alleged, (iv) an order to each of the individual defendants to remit to the Corporation all salaries and other compensation received for periods during which they breached their fiduciary duties, (v) compensatory damages in favor of the Corporation,
(vi) injunctive relief, and (vii) interest, costs, and attorney's and expert's fees.

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

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

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

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

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

A Case Management Order was entered by the Court on September 16, 2005. The Court also scheduled a mediation among the parties, the Corporation, and its insurer for November 15, 2005.

On October 21, 2005, without the required permission of the Court, the plaintiff filed a Third Amended Complaint which (A) deleted (i) substantive allegations previously asserted against defendants Bittner, Bouschor, Gerou, Lindroth, Madigan, Shunk, Hendrickson, and Tolksdorf, (ii) the claim brought under Section 14 of the Exchange Act, (iii) allegations that the defendants engaged in acts to "artificially inflate the price" of the Corporation's stock, and (iv) the previous allegations quantifying damages to the Corporation at $40 million (instead alleging "million of dollars" in damages), and (B) otherwise appears to have been drafted to comport with the Court's Opinion and Order dated September 7, 2005. The Third Amended Complaint continues to include allegations against defendant Littlejohn, notwithstanding the Court's September 6, 2005 Order staying the case against her because of her personal bankruptcy filing. Before the defendants responded to the Third Amended Complaint, the Court entered an Order on October 31, 2005, striking the Third Amended Complaint because the required permission of the Court was not obtained for its filing. The Court's Order affords plaintiff seven days in which to submit a stipulated order for filing of the Third Amended Complaint, or the filing of a motion to permit its filing. Plaintiff subsequently filed a motion for leave to file a Third Amended Complaint, and the Court has taken the motion under advisement after conducting a hearing on the motion on December 6, 2005.

The mediation scheduled by the Court among the parties, the Corporation, and its insurer was held on November 15, 2005. No settlement was reached. A continuation of the mediation has been scheduled for April 26, 2006 by the parties, which are conducting discovery in preparation for the mediation.

On November 22, 2005, the U.S. Bankruptcy Court for the Western District of Michigan entered an Order granting the plaintiff's motion to lift the automatic stay under 11 U.S.C. Section 362 and to permit plaintiff to continue the Damon action against defendant Littlejohn, to the extent that plaintiff limits its recovery to insurance proceeds. On December 14, 2005, the Bankruptcy Court entered an order discharging defendant Littlejohn as a debtor in bankruptcy.

On March 3, 2006, the Court amended the Case Management Order to extend the discovery and motion cutoff deadlines in the Damon case.

Prosecution of this case is the responsibility of the plaintiff and its counsel. The Corporation's role will be to monitor the case and to respond to discovery requests from the parties. Any settlement or judgment ultimately obtained by plaintiff in this action, net of fees and expenses of counsel for plaintiff, will inure to the benefit of the Corporation.

If a settlement is not reached as a result of the mediation, the Corporation will incur additional legal fees and expenses in monitoring the plaintiff's prosecution of the case on behalf of the Corporation and in responding to the parties' requests for discovery directed to it. At this time the Corporation cannot accurately estimate the amount of any such future legal fees and expenses.

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

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

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

The complaint further alleges that Wipfli undertook in writing (i) to provide professional services, including auditing services, accounting services for preparation of audited financial statements, advice regarding financial statement disclosure, and preparation of annual reports for regulators, including the annual report required by section 36 of the Federal Deposit Insurance Act, and (ii) to ensure that the Corporation had sufficient systems in place to determine whether it was in compliance with RAP and other regulations of the FDIC and the OFIS. The complaint alleges that Wipfli (i) failed to conduct its audits of the Corporation's financial statements in accordance with generally accepted auditing standards ("GAAS"), (ii) negligently represented that the Corporation's audited annual financial statements for the year ended December 31, 2000 were fairly presented in all material respects, (iii) negligently conducted reviews of the Corporation's quarterly financial statements for the interim quarters of 2000, 2001 and 2002, and (iv) negligently audited the Corporation's financial statements for the fiscal years 2000 and 2001 by failing to obtain or review sufficient documentation failing to limit the scope of the audit in light of such failure to obtain or review sufficient documentation, failing to verify the accuracy of information obtained from the Corporation for the audit, failing to limit the scope of the audit in light of such failure to verify the accuracy of the information obtained from the Corporation, and substantially underestimating the Corporation's liabilities and misrepresenting its solvency.

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

In an Order dated September 29, 2005, the Court realigned the Corporation as the plaintiff and made the Corporation exclusively responsible for prosecuting all further aspects of the case, including any settlement. In the same Order, the Court stated that the Virginia M. Damon Trust would remain as a nominal plaintiff in the case, entitled to notice.

A Case Management Order was entered by the Court on January 27, 2006. The Court also scheduled a mediation among the parties for June, 2006. The parties have jointly retained a facilitator to conduct a non-binding mediation on June 20 and 21, 2006. Pursuant to the Court's order, the parties intend to exchange documents and expert reports prior to that mediation.

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

Litigation of the types involved in the actions described above can be complex, time-consuming, and often protracted. The Corporation has incurred substantial expense for legal and other professional fees as a result of these actions. The Corporation anticipates that it will incur additional such expenses in connection with the two actions described above. The Corporation does not believe that legal costs associated with the Damon action noted above will be material for 2006. The amount of the costs to be incurred for 2006 pertaining to the Wipfli action is unknown; however, the Corporation believes it will not be in excess of $200,000.

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

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

                                        MACKINAC FINANCIAL CORPORATION
                                        (Registrant)


May 12, 2006                            By: /s/ Paul D. Tobias
Date                                        ------------------------------------
                                            PAUL D. TOBIAS,
                                            CHAIRMAN AND CHIEF EXECUTIVE OFFICER
                                            (principal executive officer)


                                        By: /s/ Ernie R. Krueger
                                            ------------------------------------
                                            ERNIE R. KRUEGER
                                            SENIOR VICE PRESIDENT /CONTROLLER
                                            (principal accounting officer)

                                  EXHIBIT INDEX

    NO:                                  DESCRIPTION
    ---                                  -----------
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