Form 10-Q
period 2006-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2006-08-11
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the transition period from __________ to __________

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

 Large Accelerated Filer ___  Accelerated Filer ___ Non-accelerated Filer _X_

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Act).   Yes ___  No _X_


As of July 31, 2006, there were outstanding 3,428,695 shares of the registrant's common stock, no par value.

                         MACKINAC FINANCIAL CORPORATION

                                      INDEX

                                                                                   Page No.
                                                                                   --------
PART I.  FINANCIAL INFORMATION

   Item 1.   Financial Statements

             Condensed Consolidated Balance Sheets -
                June 30, 2006 (Unaudited), December 31, 2005 and
                June 30, 2005 (Unaudited).......................................       1

             Condensed Consolidated Statements of Operations - Three and  Six
                Months Ended June 30, 2006 (Unaudited) and
                June 30, 2005 (Unaudited).......................................       2

             Condensed Consolidated Statements of Changes in Shareholders'
                Equity - Three and Six Months Ended June 30, 2006
                (Unaudited) and June 30, 2005 (Unaudited).......................       3

             Condensed Consolidated Statements of Cash Flows -
                Six Months Ended June 30, 2006 (Unaudited) and
                June 30, 2005 (Unaudited).......................................       4

             Notes to Condensed Consolidated Financial
                Statements (Unaudited)..........................................       5

   Item 2.   Management's Discussion and Analysis of Financial
                Condition and Results of Operations.............................      13

   Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........      24

   Item 4.   Controls and Procedures............................................      27

PART II.     OTHER INFORMATION

   Item 1.   Legal Proceedings..................................................      28

   Item 4.   Submission of  Matters to a Vote of  Security Holders..............      32

   Item 6.   Exhibits and Reports on Form 8-K...................................      33

   SIGNATURES...................................................................      34

                         MACKINAC FINANCIAL CORPORATION
                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                  June 30,    December 31,     June 30,
                                                                    2006          2005           2005
                                                                -----------   ------------   -----------
                                                                (Unaudited)                  (Unaudited)
ASSETS
   Cash and due from banks                                       $  5,529       $  4,833      $ 11,477
   Federal funds sold                                              12,535          3,110         8,767
                                                                 --------       --------      --------
      Cash and cash equivalents                                    18,064          7,943        20,244
   Interest-bearing deposits in other financial institutions          893          1,025            --
   Securities available for sale                                   33,870         34,210        36,166
   Federal Home Loan Bank stock                                     4,855          4,855         4,855
   Total loans                                                    283,110        239,771       204,503
      Allowance for loan losses                                    (5,415)        (6,108)       (6,636)
                                                                 --------       --------      --------
   Net loans                                                      277,695        233,663       197,867
   Premises and equipment                                          12,748         11,987        10,496
   Other real estate held for sale                                     52            945         2,312
   Other assets                                                     4,320          4,094         4,171
                                                                 --------       --------      --------
      Total assets                                               $352,497       $298,722      $276,111
                                                                 ========       ========      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
      Non-interest-bearing deposits                              $ 21,773       $ 19,684      $ 21,033
      Interest-bearing deposits                                   262,391        212,948       186,781
                                                                 --------       --------      --------
      Total deposits                                              284,164        232,632       207,814
   Borrowings                                                      37,617         36,417        36,484
   Other liabilities                                                3,537          3,085         3,296
                                                                 --------       --------      --------
      Total liabilities                                           325,318        272,134       247,594
   Shareholders' equity:
      Preferred stock - no par value:
         Authorized - 500,000 shares, no shares outstanding            --             --            --
   Common stock and additional paid in capital - no par value
      Authorized - 18,000,000 shares
      Issued and outstanding - 3,428,695 shares                    42,567         42,412        42,412
      Accumulated deficit                                         (14,772)       (15,461)      (13,915)
      Accumulated other comprehensive income (loss)                  (616)          (363)           20
                                                                 --------       --------      --------
          Total shareholders' equity                               27,179         26,588        28,517
                                                                 --------       --------      --------
      Total liabilities and shareholders' equity                 $352,497       $298,722      $276,111
                                                                 ========       ========      ========

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                       Three Months Ended    Six Months Ended
                                                            June 30,             June 30,
                                                       ------------------   -----------------
                                                          2006     2005       2006      2005
                                                         ------   ------    -------   -------
INTEREST INCOME:
   Interest and fees on loans:
      Taxable                                            $5,182   $3,201    $ 9,681   $ 6,260
      Tax-exempt                                            192      230        385       472
   Interest on securities
      Taxable                                               274      434        547       896
      Tax-exempt                                             41       42         82        84
   Other interest                                           194      110        363       293
                                                         ------   ------    -------   -------
      Total interest income                               5,883    4,017     11,058     8,005
                                                         ------   ------    -------   -------

INTEREST EXPENSE:
   Deposits                                               2,509    1,198      4,589     2,328
   Borrowings                                               439      431        855     1,084
                                                         ------   ------    -------   -------
      Total interest expense                              2,948    1,629      5,444     3,412
                                                         ------   ------    -------   -------

Net interest income before provision for loan losses      2,935    2,388      5,614     4,593
Provision for loan losses                                    --       --       (600)       --
                                                         ------   ------    -------   -------
Net interest income after provision for loan losses       2,935    2,388      6,214     4,593
                                                         ------   ------    -------   -------

OTHER INCOME:
   Service fees                                             122      172        232       333
   Loan and lease fees                                       19        4         36         6
   Net security gains                                        --       98         --        97
   Net gains on sale of loans                                42       13         83        20
   Other                                                     68       83        116        98
                                                         ------   ------    -------   -------
     Total other income                                     251      370        467       554
                                                         ------   ------    -------   -------

OTHER EXPENSE:
   Salaries and employee benefits                         1,496    1,606      3,090     3,110
   Occupancy                                                293      247        610       473
   Furniture and equipment                                  155      138        311       297
   Data processing                                          182      246        336       492
   Accounting, legal, and consulting fees                   414      228        614       546
   Loan and deposit                                          98      250        228       543
   Telephone                                                 51       77        100       137
   Advertising                                              107      243        177       382
   Penalty on prepayment of FHLB borrowings                  --       --         --     4,320
   Other                                                    225      300        552       665
                                                         ------   ------    -------   -------
      Total other expense                                 3,021    3,335      6,018    10,965
                                                         ------   ------    -------   -------

Income (loss) before income taxes                           165     (577)       663    (5,818)
Provision for (benefit of) income taxes                     (25)      --        (25)       --
                                                         ------   ------    -------   -------
NET INCOME (LOSS)                                        $  190   $ (577)   $   688   $(5,818)
                                                         ======   ======    =======   =======
INCOME (LOSS) PER COMMON SHARE:
   Basic                                                 $  .05   $ (.17)   $   .20   $ (1.70)
                                                         ======   ======    =======   =======
   Diluted                                               $  .05   $ (.17)   $   .20   $ (1.70)
                                                         ======   ======    =======   =======

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                         Three Months Ended    Six Months Ended
                                                              June 30,             June 30,
                                                         ------------------   -----------------
                                                            2006      2005      2006      2005
                                                          -------   -------   -------   -------
Balance, beginning of period                              $27,173   $28,854   $26,588   $34,730
Stock option compensation                                      78        --       156        --
Net income (loss) for period                                  190      (577)      688    (5,818)
Change in minority interest of consolidated subsidiary         --        77        --        77
Net unrealized  gain (loss) on securities
   available for sale                                        (262)      163      (253)     (472)
                                                          -------   -------   -------   -------
   Total comprehensive income (loss)                            6      (337)      591    (6,213)
Balance, end of period                                    $27,179   $28,517   $27,179   $28,517
                                                          =======   =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                            Six Months Ended
                                                                                June 30,
                                                                          -------------------
                                                                            2006       2005
                                                                          --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                      $    688   $ (5,818)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                            489        489
      (Gain) on sales of securities                                             --        (97)
      (Gain) on sales of premises, equipment, and other real estate            (57)        (4)
      FHLB sock dividend                                                        --       (101)
      Stock option tax compensation                                            156         --
      Change in other assets                                                  (288)     1,550
      Change in other liabilities                                              452       (768)
                                                                          --------   --------
   Net cash provided by (used in) operating activities                       1,440     (4,749)
                                                                          --------   --------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits in other
      financial institutions                                                   132     18,535
   Purchase of securities available for sale                                    --    (16,009)
   Proceeds from sales of securities available for sale                         --     30,813
   Proceeds from maturities, calls or paydowns of securities
      available for sale                                                        70      5,666
   Net (increase) in loans                                                 (44,039)    (1,828)
   Capital expenditures                                                     (1,171)      (120)
   Proceeds from sale of premises, equipment, and other real estate            957        249
                                                                          --------   --------
Net cash provided by (used in) investing activities                        (44,051)    37,306
                                                                          --------   --------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                      51,532     (7,836)
   Proceeds from issuance of debt                                            1,200      1,651
   Principal payments on borrowings                                             --    (50,206)
                                                                          --------   --------
Net cash provided by (used in) Financing activities                         52,732    (56,391)
                                                                          --------   --------
Net increase (decrease) in cash and cash equivalents                        10,121    (23,834)
Cash and cash equivalents at beginning of period                             7,943     44,078
                                                                          --------   --------
Cash and cash equivalents at end of period                                $ 18,064   $ 20,244
                                                                          ========   ========

SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:                                            $  5,177   $  3,522
   Interest
   Income taxes                                                                 --         --

NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale          7        827

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers. The "net" other income and other expenses were not changed due to these classifications.

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

     The Corporation adopted SFAS No. 123 (Revised) "Share Based Payments" in the first quarter of 2006. This statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of after tax compensation expense in the amount of $156,000 for the six months ended June 30, 2006. The expense recorded recognizes the current period vesting of options outstanding. The after tax compensation expense, using this same accounting treatment would have amounted to $38,000 in the first six months of 2005. The per share impact of this accounting change was negligible for 2006.

2.   RECENT ACCOUNTING PRONOUNCEMENT

     The Corporation adopted SFAS No. 123 (revised) "Share Based Payments" in the first quarter of 2006. The Corporation does not expect a material impact on the results of operations for 2006 as a result of this change, with $78,000 reported as expense in the second quarter.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based upon the weighted average number of shares outstanding.

     The following shows the computation of basic and diluted earnings (loss) per share for the three and six months ended June 30, 2005 and 2004 (dollars in thousands, except per share data):

     Additional shares issued as a result of option exercises would not be dilutive in either period.

                                                              Three Months Ended          Six Months Ended
                                                                   June 30,                   June 30,
                                                            -----------------------   -----------------------
                                                               2006         2005         2006         2005
                                                            ----------   ----------   ----------   ----------
INCOME (LOSS) PER COMMON SHARE - BASIC:
   Net income (loss)                                        $      190   $     (577)  $      688   $   (5,818)
                                                            ==========   ==========   ==========   ==========
   Weighted average common shares outstanding                3,428,695    3,428,695    3,428,695    3,428,695
                                                            ==========   ==========   ==========   ==========
      Income (loss) per common share - Basic                $     0.05   $    (0.17)  $     0.20       ($1.70)
                                                            ==========   ==========   ==========   ==========
INCOME (LOSS) PER COMMON SHARE - DILUTED:
      Net income (loss)                                     $      190   $     (577)  $      688   $   (5,818)
                                                            ==========   ==========   ==========   ==========

Weighted average common shares outstanding for
   basic loss per common share                               3,428,695    3,428,695    3,428,695    3,428,695
Add: Dilutive effect of assumed exercise of stock options           --           --           --           --
                                                            ----------   ----------   ----------   ----------
   Average shares and dilutive potential common shares       3,428,695    3,428,695    3,428,695    3,428,695
                                                            ==========   ==========   ==========   ==========
      Income (loss) per common share - Diluted              $      .05   $     (.17)  $      .20   $    (1.70)
                                                            ==========   ==========   ==========   ==========

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2006, December 31, 2005 and June 30, 2005 are as follows (dollars in thousands):

                                                        June 30, 2006          December 31, 2005          June 30, 2005
                                                   ----------------------   ----------------------   ----------------------
                                                   Amortized    Estimated   Amortized    Estimated   Amortized    Estimated
                                                     Cost      Fair Value     Cost      Fair Value      Cost     Fair Value
                                                   ---------   ----------   ---------   ----------   ----------  ----------
US Agencies                                         $30,963      $30,279     $30,980      $30,354     $32,001     $31,659
Obligations of states and political subdivisions      3,523        3,591       3,593        3,856       3,645       4,005
Corporate securities                                     --           --          --           --         500         502
                                                    -------      -------     -------      -------     -------     -------
   Total securities available for sale              $34,486      $33,870     $34,573      $34,210     $36,146     $36,166
                                                    =======      =======     =======      =======     =======     =======

     The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $28.079 million and $27.497 million, respectively, at June 30, 2006.

5.   LOANS

     The composition of loans at June 30, 2006, December 31, 2005 and June 30, 2005 is as follows (dollars in thousands):

                                             June 30,   December 31,   June 30,
                                              2006          2005         2005
                                             --------   ------------   --------
Commercial real estate                       $140,918     $118,637     $104,785
Commercial, financial, and agricultural        59,581       56,686       47,534
One to four family residential real estate     48,931       44,660       43,012
Consumer                                        2,632        2,285        2,153
Construction                                   31,048       17,503        7,019
                                             --------     --------     --------
   Total loans                               $283,110     $239,771     $204,503
                                             ========     ========     ========

     LOANS - ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses for the six months ended June 30, 2006, the year ended December 31, 2005, and the six months ended June 30, 2005 is as follows: (dollars in thousands):

                                 June 30,   December 31,   June 30,
                                  2006          2005         2005
                                 --------   ------------   --------
Balance at beginning of period    $6,108       $6,966       $6,966
Recoveries on loans                   40          134          101
Loans charged off                   (133)        (992)        (431)
Provision                           (600)          --           --
                                  ------       ------       ------
Balance at end of period          $5,415       $6,108       $6,636
                                  ======       ======       ======

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   LOANS (Continued)

     In the first half of 2006, net charge off activity was minimal at $93,000, or .04% of average loans outstanding compared to net charge-offs of $330,000, or 17% of average loans, in the first half of 2005. In the first half of 2006, the Corporation reduced the allowance for loan losses by recording a negative provision amounting to $600,000. This reduction in the reserve was made in recognition of the improved credit quality existent in the loan portfolio and is discussed in more detail under "Management's Discussion and Analysis."

     LOANS - IMPAIRED LOANS

     Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled was not material to the consolidated financial statements for the six months ended June 30, 2006 and 2005.

     Information regarding impaired loans as of June 30, 2006, December 31, 2005 and June 30, 2005 is as follows (dollars in thousands):

                                                                                                           Valuation Reserve
                                                                                                  ----------------------------------
                                                         June 30,    December 31,     June 30,    June 30,   December 31,   June 30,
                                                           2006          2005           2005        2006         2005         2005
                                                       -----------   ------------   -----------   --------   ------------   --------
                                                       (Unaudited)                  (Unaudited)
Balances, at period end
   Impaired loans with specific valuation reserve          $301         $   --         $    6        $75          $--          $ 6
   Impaired loans with no specific valuation reserve        145            114          1,527         --           --           --
                                                           ----         ------         ------        ---          ---          ---
      Total impaired loans                                 $446         $  114         $1,533        $75          $--          $ 6
                                                           ====         ======         ======        ===          ===          ===
   Impaired loans on nonaccrual basis                      $446         $   15         $1,533        $75          $--          $ 6
   Impaired loans on accrual basis                           --             99             --         --           --           --
                                                           ----         ------         ------        ---          ---          ---
      Total impaired loans                                 $446         $  114         $1,533        $75          $--          $ 6
                                                           ====         ======         ======        ===          ===          ===
Average investment in impaired loans                       $163         $1,922         $3,022
Interest income recognized during impairment                  1             78             51
Interest income that would have been recognized
   on an accrual basis                                        2            134             89
Cash-basis interest income recognized                         1             76             51

     The average investment in impaired loans was approximately $.163 million for the six-months ended June 30, 2006, $1.922 million for the year ended December 31, 2005, and $3.022 million for the six months ended June 30, 2005, respectively. Impacting the impaired loan balances in 2005 was a sale of nonperforming assets in late December which included $1.0 millio n of nonaccrual loans.

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

     Activity in such loans is summarized below (dollars in thousands):

                                                               June 30,   December 31,   June 30,
                                                                 2006        2005          2005
                                                               --------   ------------   --------
Loans outstanding beginning of period                           $  578       $  63        $  63
New loans                                                        1,222          56           52
Net activity on revolving lines of credit                          271         578          416
Repayment                                                         (857)       (119)        (115)
Decrease related to retired executive officers and directors        --          --           --
                                                                ------       -----        -----
   Loans outstanding end of period                              $1,214       $ 578        $ 416
                                                                ======       =====        =====

     There were no loans to related-parties classified substandard at June 30, 2006, December 31, 2005 or June 30, 2005, respectively. In addition to the outstanding balances above, there were no unused commitments to related parties at June 30, 2006.

6.   BORROWINGS

     Borrowings consist of the following at June 30, 2006, December 31, 2005 and June 30, 2005 (dollars in thousands):

                                                               June 30,   December 31,   June 30,
                                                                 2006        2005          2005
                                                               --------   ------------   --------
Federal Home Loan Bank advances at rates ranging from 4.98%
   to 5.17% maturing in 2010 and 2011                           $35,000      $35,000      $35,000
Farmers Home Administration, fixed-rate note payable,
   maturing August 24, 2004, interest payable at 1%               1,417        1,417        1,484
Advance outstanding on line of credit with a correspondent
   bank                                                           1,200           --           --
                                                                -------      -------      -------
                                                                $37,617      $36,417      $36,484
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

     The Federal Home Loan Bank borrowings are collateralized at June 30, 2006, by the following: a collateral agreement on the Corporation's one to four family residential real estate loans with a book value of approximately $17.952 million; U.S. government agency securities with an amortized cost and estimated fair value of $27.468 million and $26.886 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.855 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2006.

     In the second quarter of 2006, the Corporation established a $6 million line of credit with a correspondent bank. This line of credit will be utilized by the Corporation to infuse capital into the Bank in order to support the regulatory required 8% Tier 1 capital.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

6.   BORROWINGS (Continued)

     The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $959,000 originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $611,000, and guaranteed by the Corporation.

7.   STOCK OPTION PLANS

     A summary of stock option transactions for the six months ended June 30, 2006 and 2005, and the year ended December 31, 2005, is as follows:
     (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December 2004).

                                                               June 30,   December 31,   June 30,
                                                                 2006         2005         2005
                                                               --------   ------------   --------
Outstanding shares at beginning of year                         375,417      282,999      282,999
Granted during the period                                            --      112,500       60,000
Expired during the period                                         1,500       20,082       19,042
                                                               --------     --------     --------
Outstanding shares at end of period                             373,917      375,417      323,957
                                                               ========     ========     ========
Weighted average exercise price per share at end of period     $  12.60     $  14.15     $  15.39
                                                               ========     ========     ========
Shares available for grant at end of period                      90,988       89,488      140,948
                                                               ========     ========     ========

     There were no options granted in the first six months of 2006. In the second quarter of 2005, the Corporation issued 60,000 option shares at a price of $12.00 per share.

     Following is a summary of the options outstanding and exercisable at June 30, 2006:

                              Number
     Exercise       -------------------------          Remaining         Weighted Average
   Price Range      Outstanding   Exercisable   Contractual Life-Years    Exercise Price
-----------------   -----------   -----------   ----------------------   ----------------
      $9.16            12,500         2,500               9.5                 $  9.16
      $9.75           257,152       120,861               8.5                    9.75
      $11.50           40,000         8,000               9.3                   11.50
      $12.00           60,000        12,000               9.0                   12.00
$156.00 - $240.00       3,545         3,545               4.8                  186.75
$300.00 - $406.60         720           720               3.0                  345.00
                      -------       -------               ---                 -------
                      373,917       147,626               8.6                 $ 12.60
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

                                            June 30,   December 31,   June 30,
                                              2006         2005         2005
                                            --------   ------------   --------
Commitments to extend credit:
   Fixed rate                                $ 3,345      $ 2,118      $ 1,341
   Variable rate                              42,787       31,557       22,982
Standby letters of credit - Variable rate      8,939       10,493       11,299
Credit card commitments - Fixed rate           2,981        3,135        2,798
                                             -------      -------      -------
                                             $58,052      $47,303      $38,420
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

     CONCENTRATION OF CREDIT RISK

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

9.   COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

     and tourism industry. This concentration represents $37.754 million, or 18.83%, of the commercial loan portfolio at June 30, 2006. The remainder of the commercial loan portfolio is diversified in such categories as gaming, petroleum, forestry, and agriculture. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

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

FINANCIAL OVERVIEW

Year-to-date consolidated net income was $.688 million through June 30, 2006, compared to a net loss of $5.818 million for the same period in 2005. Basic income per share was $.20 for the six months ended June 30, 2006, compared to a loss per share of $1.70 for the same period in 2005. The income for the three months ended June 30, 2006 amounted to $.190 million, or $.05 per share, compared to a loss of $.577 million, or $.17 per share for the same period in 2005. The 2006 six months operations include a $600,000 negative provision, recorded in the first quarter, in recognition of improved credit quality. The 2005 results include a penalty of $4.320 million on the prepayment of $48.555 million of the FHLB borrowings. Excluding the provision adjustment and the prepayment penalty, the net income in the first half of 2006 amounted to $88,000, compared to an adjusted loss of $1.498 million for the same period in 2005. The six month 2006 results also include $158,000 of stock option expense, required under the new accounting rules for stock compensation plans, as well as $240,000 of expenses incurred to pursue legal action against the Corporation's former accountants. Total assets increased $53.775 million from December 31, 2005 to June 30, 2006. The loan portfolio increased $43.339 million in the first six months of 2006, from December 31, 2005 balances of $239.771 million. Deposits totaled $284.164 million at June 30, 2006, an increase of $51.532 million from the $236.632 million at December 31, 2005.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $10.121 million in 2006. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities decreased $.340 million, or 1.00%, from December 31, 2005 to June 30, 2006, with the balance on June 30, 2006, totaling $33.870 million. The decrease during the first six months of 2006 was largely due to a decrease of $.253 million in the market value during the six month period. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2006, investment securities with an estimated fair value of $27.497 million were pledged.

LOANS

Through the second quarter of 2006, loan balances increased by $43.339, or 18.1%, from December 31, 2005 balances of $239.771 million. During the first six months of 2006, the Bank experienced loan production of $62.154 million. This loan production, combined with normal principal reductions of approximately $10 million and early payouts of existing loans accounted for the increases in outstanding loan balances. The Corporation has been successful in maintaining loan growth without compromising credit quality. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, all segments of the loan portfolio increased in the first six months of 2006. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Following is a summary of the loan portfolio at June 30, 2006, December 31, 2005 and June 30, 2005 (dollars in thousands):

                                          June 30,    Percent   December    Percent   June 30,    Percent
                                            2006     of Total   31, 2005   of Total     2005     of Total
                                          --------   --------   --------   --------   --------   --------
Commercial real estate                    $140,918     49.77%   $118,637     49.48%   $104,785     51.25%
Commercial, financial, and agricultural     59,581     21.05      56,686     23.64      47,534     23.24
One to four family residential real
   estate                                   48,931     17.28      44,660     18.63      43,012     21.03
Consumer                                     2,632      0.93       2,285      0.95       2,153      1.05
Construction                                31,048     10.97      17,503      7.30       7,019      3.43
                                          --------    ------    --------    ------    --------    ------
Total loans                               $283,110    100.00%   $239,771    100.00%   $204,503    100.00%
                                          ========    ======    ========    ======    ========    ======

LOAN CONCENTRATION

Management recognizes that loan concentration within specific industries does increase the risk associated within the Corporation's loan portfolio. Historically, the Corporation had significant concentrations of its loan portfolio composed of hospitality and tourism loans. Management's intent is to monitor loan concentrations and to limit exposure to any one segment of the economy.

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2006, December 31, 2005 and June 30, 2005 (dollars in thousands):

                                  June 30, 2006                      December 31, 2005                      June 30, 2005
                      ------------------------------------ ------------------------------------ ------------------------------------
                                  Percent of   Percent of              Percent of   Percent of              Percent of   Percent of
                      Outstanding Commercial Shareholders' Outstanding Commercial Shareholders' Outstanding Commercial Shareholders'
                        Balance      Loans       Equity      Balance      Loans       Equity      Balance      Loans       Equity
                      ----------- ---------- ------------- ----------- ---------- ------------- ----------- ---------- -------------
Hospitality
   and tourism         $$ 37,754     18.83%     138.91%      $ 37,681     21.49%     141.72%      $ 43,208     28.35%     151.52%
Real estate operators
   - nonresidential
   bldg                   35,478     17.69      130.53         28,217     16.10      106.13         16,479     10.83       57.79
Real estate agents &
   managers               15,628      7.79       57.50         10,588      6.04       39.82          6,328      4.15       22.19
New car dealers           10,002      4.99       36.80          9,995      5.70       37.59          5,005      3.29       17.55
Petroleum                  7,481      3.73       27.52          6,508      3.71       24.48          8,115      5.33       28.46
Operators of
   nonresidential
   bldgs                   7,306      3.64       26.88          6,218      3.55       23.39          4,568      3.00       16.02
Gaming                     6,813      3.40       25.07          7,553      4.31       28.41          9,717      6.38       34.07
Investors                  6,659      3.32       24.50             --      0.00          --             --      0.00          --
Skilled nursing care
   facilities              6,186      3.09       22.76          6,159      3.51       23.16             --      0.00          --
Family housing
   construction            5,467      2.73       20.11             --      0.00          --             --      0.00          --
Other                     61,725     30.79      227.11         62,404     35.59      234.71         58,899     38.67      206.54
                       ---------    ------                   --------    ------                   --------    ------
   Total Commercial
      Loans            $$200,499    100.00                   $175,323    100.00%                  $152,319    100.00%
                       =========    ======                   ========    ======                   ========    ======

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

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At June 30, 2006, the allowance for loan losses was 1.91% of total loans outstanding compared to 2.55% at December 31, 2005 and 3.24% at June 30, 2005.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the six months ended June 30, 2006 amounted to $.093 million, or 0.04% of average loans outstanding, compared to $.330 million, .17% of average loans outstanding, for the same period in 2005. The Corporation, in recognition of the continued improvement in credit quality which has occurred since 2004, reduced the reserve for loan loss by $600,000 in the first quarter of 2006. The reduction of the reserve results in a current reserve balance that is more representative of the relevant risk

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

inherent within the Corporation's loan portfolio. The current level of charge-offs is below historical levels and projected charge-off activity, based upon current levels of nonperforming loans, is not expected to attain historical levels. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. There were no new significant problem loans or loan downgrades identified during the first or second quarter of 2006.

The table below shows period end balances of non-performing assets (dollars in thousands):

                                         June 30,   December 31,    June 30,
                                           2006         2005          2005
                                        ---------   ------------   ---------
NONPERFORMING ASSETS:
Nonaccrual Loans                        $     446    $      15      $   959
Loans past due 90 days or more                 --           99            2
Restructured Loans                             --           --            0
                                        ---------    ---------      -------
   Total nonperforming loans                  446          114          961
Other real estate owned                        52          945        2,312
                                        ---------    ---------      -------
   Total nonperforming assets           $     498    $   1,059      $ 3,273
                                        =========    =========      =======
Nonperforming loans as a % of loans           .16%         .05%         .47%
                                        ---------    ---------      -------
Nonperforming assets as a % of assets         .14%         .35%        1.19%
                                        ---------    ---------      -------
RESERVE FOR LOAN LOSSES:
At period end                           $   5,415    $   6,108      $ 6,636
                                        ---------    ---------      -------
As a % of loans                              1.91%        2.55%        3.24%
                                        ---------    ---------      -------
As a % of nonperforming loans            1,214.13%    5,357.89%      690.53%
                                        ---------    ---------      -------
As a % of nonaccrual loans               1,214.13%         N/M%      691.97%
                                        =========    =========      =======

Following is the allocation of the allowance for loan losses as of June 30, 2006, December 31, 2005 and June 30, 2005 (dollars in thousands):

                                                   June 30,   December 31,   June 30,
                                                     2006         2005         2005
                                                   --------   ------------   --------
Commercial, financial and agricultural loans        $1,387       $1,492       $1,206
One to four family residential real estate loans        --           17           91
Consumer loans                                          --           --            0
Unallocated and general reserves                     4,028        4,599        5,339
                                                    ------       ------       ------
Totals                                              $5,415       $6,108       $6,636
                                                    ======       ======       ======

The following ratios assist management in the determination of the Corporation's credit quality:

                                                        Six Months       Twelve Months        Six Months
                                                      Ended June 30,   Ended December 31,   Ended June 30,
                                                           2006               2005               2005
                                                      --------------   ------------------   --------------
Allowance to total loans, at period end                      1.91%              2.55%              3.24%
Average loans outstanding for the periods indicated      $262,274           $207,928           $198,618
Net charge-offs to average outstanding loans                  .04%               .41%               .17%
Nonperforming loans to gross loans, at period end             .16%               .05%               .47%

Total nonperforming loans increased $332,000 since December 31, 2005. The 2006 increase resulted primarily from the nonaccrual status of one commercial credit with a current principal balance of $.301 million. Late in 2005, the Bank sold $2.1 million of nonperforming assets, which included $1.000 million of nonperforming loans.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation's senior lending staff and the bank regulatory examinations, management reviews the Corporation's loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2006.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

                                           Six Months Ended       Year Ended      Six Months Ended
                                             June 30, 2006    December 31, 2005    June 30, 2005
                                           ----------------   -----------------   ----------------
Balance at beginning of period                   $ 945             $ 1,730             $1,730
Other real estate transferred from loans             7                 274                827
Other real estate sold/written down               (900)             (1,059)              (245)
                                                 -----             -------             ------
   Balance at end of period                      $  52             $   945             $2,312
                                                 =====             =======             ======

During the first six months of 2006, the Corporation received real estate in lieu of loan payments of $7,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had an increase in deposits in the first six months of 2006. Total deposits increased by $51.532 million, or 21.2%, in the first six months of 2006. This growth in deposits included $40.278 million of non-core deposits, mostly brokered certificates of deposit. The Corporation continues to evaluate its deposit products and pricing alternatives in an effort to fund loan growth as economically as possible.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

                                     June30,   December 31,   June 30,
                                      2006         2005         2005
                                    --------   ------------   --------
Demand deposit accounts             $ 21,773     $ 19,684     $ 21,033
NOW and money market                  68,107       64,566       53,387
Savings and IRAs                      22,104       22,555       24,843
Certificates of Deposit <$100,000     73,800       67,725       56,932
                                    --------     --------     --------
   Total core deposits               185,784      174,530      156,195
Certificates of Deposit >$100,000     19,025       12,335       11,665
Internet CDs <$100,000                16,628       28,113       34,550
Internet CDs >$100,000                 4,998        7,698        5,404
Brokered Deposits                     57,729        9,956           --
                                    --------     --------     --------
   Total non-core deposits            98,380       58,102       51,619

   Total deposits                   $284,164     $232,632     $207,814
                                    ========     ========     ========

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                           OF OPERATIONS (Continued)

BORROWINGS

In the second quarter of 2006 the Corporation established a $6 million line of credit with a correspondent bank. This line of credit will be utilized by the Corporation to provide infusions of capital to the Bank. As of June 30, 2006, the outstanding balance on this line was $1.2 million.

In the first quarter of 2005 the Corporation prepaid $48.555 million of the FHLB borrowings in order to reduce interest rate risk and to better match earning assets and funding sources. The remaining FHLB borrowings carry both fixed and variable interest rates and mature in 2010 and 2011. The $15 million of fixed rate FHLB borrowings are callable quarterly at the option of the FHLB and can also be converted to variable rates, at the option of the FHLB, should rates rise above certain index levels. These borrowings are secured by a blanket collateral agreement on the Bank's residential mortgage loans and specific assignment of other assets. Management may increase FHLB borrowings in the future as a source for funding future loan production. In the first quarter of 2005, the Bank borrowed $2 million in Canadian dollars from a correspondent bank in order to reduce the risk of an asset sensitive foreign exchange position. This term loan was repaid in 2005.

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $.591 million from December 31, 2005 to June 30, 2006. The increase is comprised of net income of $.688 million, contributed capital of $.156 million in recognition of stock option expense and a $.253 million decrease in the market value of securities. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation's return to profitability.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended June 30, 2006, increased by $.547 million, or 22.9%, compared to the same period one year ago. This increase in net interest income was a result of the combination of increased average balances and increased rates. The Corporation continues to benefit from prime rate increases due to the amount of assets repricing with each increase. This benefit related to a net asset sensitive position has been declining in recent periods as the Corporation initiated steps as a part of its ALCO Committee to reduce interest rate risk in the event of a future decline in interest rates. More discussion is included relative to repricing and asset sensitivity under the caption "Interest Rate Risk" elsewhere in this report.

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

                                                                    THREE MONTHS ENDED
                      --------------------------------------------------------------------------------------------------------------
                              AVERAGE BALANCES                                                             2006-2005
                      --------------------------------   AVERAGE RATES       INTEREST      -----------------------------------------
                            June 30,                        June 30,         June 30,       Income/                           Rate/
(dollars in           -------------------    Increase/   -------------   ---------------    Expense    Volume      Rate      Volume
thousands)              2006       2005     (Decrease)    2006    2005    2006     2005    Variance   Variance   Variance   Variance
                      --------   --------   ----------   -----   -----   ------   ------   --------   --------   --------   --------
Loans (1,2)           $273,686   $197,545    $ 76,141    7.88%   6.97%   $5,374   $3,431    $1,943     $1,322     $ 448        173
Taxable securities      30,328     47,944     (17,616)   3.61    3.62       273      434      (161)      (159)       (1)        --
Nontaxable
   securities            3,757      3,700          57    4.38    4.55        41       42        (1)         1        (2)        --
Federal funds sold       9,738      7,182       2,556    5.11    2.90       124       52        72         19        39         14
Other interest-
   earning assets        5,736      4,845         891    4.96    4.88        71       58        13         11         1         --
                      --------   --------    --------    ----    ----    ------   ------    ------     ------      ----       ----
   Total earning
      assets           323,245    261,216      62,029    7.30    6.17     5,883    4,017    $1,866      1,194       485        187
                      --------   --------    --------
Reserve for loan
   losses               (5,427)                (5,427)
Cash and due from
   banks                 5,957                  5,957
Intangible assets          284                    284
Other assets            18,761                 18,761
                      --------   --------    --------
   Total assets       $342,820   $261,216    $ 81,604
                      ========   ========    ========
NOW and money
   market deposits    $ 69,994   $ 52,994    $ 17,000    3.13    1.65       546      218       328         70       195         63
Savings deposits        14,641     18,312      (3,671)   1.37    1.20        50       55        (5)       (11)        8         (2)
Time deposits          169,902    116,070      53,832    4.52    3.20     1,913      926       987        428       382        177
Borrowings              37,610     37,837        (227)   4.68    4.57       439      431         8         (3)       11         --
                      --------   --------    --------    ----    ----    ------   ------    ------     ------      ----       ----
   Total interest-
      bearing
      liabilities      292,147    225,213      66,934    4.05    2.90     2,948    1,630     1,318        484       596        238
Demand deposits         20,054                 20,054
Other liabilities        3,406                  3,406
Shareholders'
   equity               27,213                 27,213
                      --------   --------    --------
   Total
      liabilities
      and
      shareholders'
      equity          $342,820   $225,213    $117,607
                      ========   ========    ========
Rate spread                                              3.25%   3.27%
                                                         ----    ----    ------   ------    ------     ------      ----       ----
Net interest
   margin/revenue                                        3.62%   3.67%   $2,935   $2,387    $  548     $  710     $(111)     $ (51)
                                                         ====    ====    ======   ======    ======     ======      ====       ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Interest income on loans includes loan fees.

                                                                SIX MONTHS ENDED
                     -----------------------------------------------------------------------------------------------------
                            AVERAGE BALANCES            AVERAGE                                    2006-2005
                     ------------------------------      RATES        INTEREST      --------------------------------------
                          June 30,                     June 30,        June 30,      Income/                        Rate/
(dollars in          ------------------   Increase/  ------------  ---------------   Expense   Volume     Rate     Volume
thousands)             2006      2005    (Decrease)   2006   2005    2006    2005   Variance  Variance  Variance  Variance
                     --------  --------  ----------  -----  -----  -------  ------  --------  --------  --------  --------
Loans (1,2)          $262,274  $198,618   $ 63,656   7.74%  6.83%  $10,066  $6,732   $3,334   $2,156     $  892      286
Taxable securities     30,347    49,006    (18,659)  3.63   3.69       547     896     (349)    (341)       (13)       5
Nontaxable
   securities           3,816     3,705        111   4.33   4.57        82      84       (2)       3         (4)      (1)
Federal funds sold      9,582    11,826     (2,244)  4.78   2.57       227     151       76      (29)       129      (24)
Other interest-
   earning assets       5,756     7,772     (2,016)  4.76   3.68       136     142       (6)     (37)        42      (11)
                     --------  --------   --------   ----   ----   -------  ------   ------   ------     ------    -----
   Total earning
      assets          311,775   270,927     40,848   7.15   5.96    11,058   8,005    3,053    1,752      1,046      255
                     --------  --------   --------
Reserve for loan
   losses              (5,737)   (6,844)     1,107
Cash and due from
   banks                6,147     5,104      1,043
Intangible assets         301       424       (123)
Other assets           18,494    17,641        853
                     --------  --------   --------
   Total assets      $330,980  $287,252   $ 43,728
                     ========  ========   ========
NOW and money
   market deposits   $ 68,949  $ 53,014   $ 15,935   2.99   1.61     1,024     422      602      127        365      110
Savings deposits       14,987    18,342     (3,355)  1.29   1.11        96     101       (5)     (18)        16       (3)
Time deposits         159,562   116,316     43,246   4.38   3.13     3,469   1,805    1,664      671        724      269
Borrowings             37,017    44,885     (7,868)  4.66   4.87       855   1,084     (229)    (190)       (47)       8
                     --------  --------   --------   ----   ----   -------  ------   ------   ------     ------    -----
   Total interest-
      bearing
      liabilities     280,515   232,557     47,958   3.91   2.96     5,444   3,412    2,032      590      1,058      384
Demand deposits        19,721    20,277       (556)
Other liabilities       3,609     4,637     (1,028)
Shareholders'
   equity              27,135    29,781     (2,646)
                     --------  --------   --------
   Total
      liabilities
      and
      shareholders'
      equity         $330,980  $287,252   $ 43,728
                     ========  ========   ========
Rate spread                                          3.24%  3.00%
                                                     ----   ----   -------  ------   ------   ------     ------    -----
Net interest
   margin/revenue                                    3.63%  3.42%  $ 5,614  $4,593   $1,021   $1,162     $  (12)   $(129)
                                                     ====   ====   =======  ======   ======   ======     ======    =====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Interest income on loans includes loan fees.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. In recognition of the improved credit quality, the Corporation reduced its loan loss reserve by $600,000 in the first quarter of 2006. There was no provision for loan losses in the second quarter of 2006. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate.

                         MACKINAC FINANCIAL CORPORATION
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)

OTHER INCOME

Other income decreased by $.087 million for the six months ended June 30, 2006, compared to the six months ended June 30, 2005. The Corporation recorded a $.098 million net security gain in the second quarter of 2005. Service fees decreased $.101 million in the first six months of 2006, while loan and lease fees increased $.030 million, gains on sales of loans increased $.063 million, and other noninterest income increased $.018 million. The decline in service fees is primarily due to the introduction of new "no fee" deposit products in an attempt to stimulate growth in transactional account deposits. In the second quarter of 2006, the Corporation recognized $.029 million of revenue due to mortgage loans produced and sold in the secondary market. Other noninterest income was positively impacted in the first half of 2006 from a gain due to foreign currency transactions which amounted to $.031 million.

Management does not expect noninterest income to grow significantly in the near future, but is currently exploring several noninterest income expansion opportunities.

The following table details noninterest income for the three and six months ended June 30, 2006 and 2005 (dollars in thousands):

                             Three Months Ended                Six Months Ended
                                  June 30,        % Increase       June 30,       % Increase
                             ------------------   (Decrease)   ----------------   (Decrease)
                                 2006   2005       2006-2005      2006   2005      2006-2005
                                 ----   ----      ----------      ----   ----     ----------
Service fees                     $122   $172        (29.1)        $232   $333       (30.3)
Loan and lease fees                19      4        375.0           36      6       500.0
Net gains on sale of loans         42     13        223.1           83     20       315.0
Other                              68     83        (18.1)         116     98        18.4
                                 ----   ----        -----         ----   ----       -----
   Subtotal                       251    272         (7.7)         467    457         2.2
                                 ----   ----        -----         ----   ----       -----
Net securities gains               --     98        100.0           --     97       100.0
                                 ----   ----        -----         ----   ----       -----
   Total other income            $251   $370        (32.2)        $467   $554       (15.7)
                                 ====   ====        =====         ====   ====       =====

OTHER EXPENSES

Other expenses decreased $4.947 million for the six months ended June 30, 2006, compared to the same period in 2005. The prepayment penalty on FHLB borrowings incurred by the Corporation in the first quarter of 2005 amounted to $4.320 million and was the primary reason for the decrease. Salaries, commissions, and related benefits decreased modestly, during the first six months of 2006, compared to the first six months of 2005. The Corporation adopted SFAS No. 123 ("Share Based Payments") in 2006 which requires certain compensation related to the issuance of stock options. The 2006 expense amounted to $156,000 which is included in salaries and benefits. The $.156 million decrease in data processing costs is the result of a full systems conversion which occurred in the fourth quarter of 2005. The increase of $.137 million in occupancy was due primarily from the opening of a new full service branch office in January of 2006. The $.315 million decrease in loan and deposit expense is due in large part to the reduction in FDIC insurance premiums, which amounted to $.275 million in the first six months of 2005, compared to $.047 million in 2006, a reduction of $.228 million. This reduction in premium was due to the improved capital position of the Bank which resulted in the removal of the Cease and Desist Order in the first quarter of 2005. In 2006 the Corporation incurred approximately $240,000 in legal costs to pursue legal action against the Corporation's former accountants. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not negatively impact service quality and employee morale.

                         MACKINAC FINANCIAL CORPORATION
     ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                        RESULTS OF OPERATIONS (Continued)

The following table details noninterest expense for the three and six months ended June 30, 2006 and June 30, 2005 (dollars in thousands):

                                           Three Months Ended                Six Months Ended
                                                June 30,        % Increase       June 30,       % Increase
                                           ------------------   (Decrease)   ----------------   (Decrease)
                                              2006     2005      2006-2005    2006      2005     2006-2005
                                             ------   ------    ----------   ------   -------   ----------
Salaries and employee benefits               $1,496   $1,606       (6.8)     $3,090   $ 3,110      (0.6)
Occupancy                                       293      247       18.6         610       473      29.0
Furniture and equipment                         155      138       12.3         311       297       4.7
Data processing                                 182      246      (26.0)        336       492     (31.7)
Accounting, legal and consulting fees           414      228       81.6         614       546      12.5
Loan and deposit                                 98      250      (60.8)        228       543     (58.0)
Telephone                                        51       77      (33.8)        100       137     (27.0)
Advertising                                     107      243      (56.0)        177       382     (53.7)
Penalty on prepayment of FHLB borrowings         --       --         --          --     4,320        NM
Other                                           225      300      (25.0)        552       665     (17.0)
                                             ------   ------      -----      ------   -------     -----
   Total other expense                       $3,021   $3,335       (9.4)     $6,018   $10,965     (45.1)
                                             ======   ======      =====      ======   =======     =====

FEDERAL INCOME TAXES

There was no tax provision for the first and second quarter of 2006 and 2005. The Corporation recorded a $25,000 federal tax benefit in the second quarter of 2006 due to a refund from a prior year tax return. The Corporation's results of operations for 2006 and 2005 do not reflect the impact of federal income taxes due to large NOL carryforwards. The Corporation has approximately $36.5 million of NOL carryforward along with various tax credit carryforwards of $2.1 million. The NOL and tax credit carryforward benefit is dependent upon the future profitability of the Corporation; therefore, no future benefit of these deferred items has been recorded. The Corporation will reevaluate these deferred items in future periods to determine whether or not recognition of all or a portion of the benefit is appropriate in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

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

During the first half of 2006, the Corporation increased cash and cash equivalents by $10.121 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from growth in loans funded by deposits. The Corporation prepaid $48.555 million in FHLB borrowings in the first quarter of 2005. The Corporation utilized short term liquidity sources such as federal funds sold and time deposits in other financial institutions to fund the prepayment. In the first six months of 2006, the Corporation funded loan growth of $43.339 million with deposit growth, which amounted to $51.532 million. The excess deposit growth resulted in an increase in federal funds balances.

It is anticipated that during the remainder of 2006, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CD's.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. At June 30, 2006, the Corporation's parent had a balance of $.828 million in cash and cash equivalents. The corporation established a $6 million line of credit with a correspondent bank in the second quarter of 2006. Late in June 2006, the Corporation borrowed $1.2 million on this line which it infused into the Bank for capital. This line of credit will provide additional resources necessary to provide additional capital infusions to the Bank if needed.

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

CAPITAL AND REGULATORY

During the first six months of 2006, capital increased by $.653 million, largely due to net income of $.688 million. This compares to a decrease in tangible capital during the same period in the previous year of $6.151 million, resulting primarily from a net loss of $5.818 million. The increase in 2006 is comprised of net income, contributed capital of $.156 million in recognition of stock option expense, a decrease in intangible assets and reduced by a $.472 million change in the market value of securities.

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

The following table details sources of capital for the periods indicated (dollars in thousands):

                                            June 30,   December 31,   June 30,
                                              2006         2005         2005
                                            --------   ------------   --------
CAPITAL STRUCTURE
Long-term debt (1)                          $     --     $     --     $     --
Shareholders' equity                          27,179       26,588       28,517
                                            --------     --------     --------
Total capitalization                        $ 27,179     $ 26,588     $ 28,517
                                            --------     --------     --------
Tangible capital                            $ 26,911     $ 26,258     $ 28,124
                                            --------     --------     --------
INTANGIBLE ASSETS
Core deposit premium                        $    268     $    330     $    393
Other identifiable intangibles                    --           --           --
                                            --------     --------     --------
Total intangibles                           $    268     $    330     $    393
                                            --------     --------     --------
REGULATORY CAPITAL
Tier 1 capital:
   Shareholders' equity                     $ 27,179     $ 26,588     $ 28,517
Net unrealized (gains) losses on
   available for sale securities                 616          363          (20)
   Minority interest                                           --           --
   Less: intangibles                            (268)        (330)        (393)
                                            --------     --------     --------
      Total Tier 1 capital                  $ 27,527     $ 26,621     $ 28,104
                                            --------     --------     --------
Tier 2 Capital:
   Allowable reserve for loan losses        $  3,728     $  3,184     $  2,718
   Qualifying long-term debt                                   --           --
                                            --------     --------     --------
      Total Tier 2 capital                     3,728        3,184        2,718
                                            --------     --------     --------
      Total capital                         $ 31,255     $ 29,805     $ 30,822
                                            ========     ========     ========
Risk-adjusted assets                        $296,555     $251,796     $213,505
                                            ========     ========     ========
Capital ratios:
   Tier 1 Capital to risk weighted assets       8.04%        9.23%       13.17%
   Total Capital to risk weighted assets        9.28%       10.57%       14.45%
   Tier 1 Capital to average assets            10.54%       11.84%       10.14%

(1)  Long term debt consists of the Corporation's subordinated debentures.

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

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                     Tier 1         Tier 1          Total
                                                   Capital to     Capital to      Capital to
                                                     Average    Risk-Weighted   Risk-Weighted
                                                     Assets         Assets          Assets
                                                   ----------   -------------   -------------
Regulatory minumum for capital adequacy purposes       4.0%           4.0%            8.0%
The Corporation:
   June 30, 2006                                      8.04%          9.28%          10.54%
   December 31, 2005                                  9.23%         10.57%          11.84%
The Bank:
   June 30, 2006                                      8.16%          9.44%          10.69%
   December 31, 2005                                  8.80%         10.09%          11.35%

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

The Corporation also has $30.285 million of federal agency securities with an average life of 1.1 years. The maturity of these investments in the near term will provide opportunities for enhancing portfolio yields.

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is the Corporation's opportunities at June 30, 2006 (dollars in thousands):

                                               1-90     91 - 365     >1-5      Over 5
                                               Days       Days       Years     Years      Total
                                             --------   --------   --------   -------   --------
Interest-earning assets:
   Loans                                     $191,144   $  7,041   $ 26,483   $58,442   $283,110
   Securities                                   2,960     20,665      9,614       631     33,870
   Other (1)                                   13,428         --         --     4,855     18,283
                                             --------   --------   --------   -------   --------
   Total interest-earning assets              207,532     27,706     36,097    63,928    335,263
                                             --------   --------   --------   -------   --------
Interest-bearing obligations:
   NOW, Money Market, and Savings deposits     82,244         --         --        --     82,244
   Time deposits                               28,613     74,815     18,231       759    122,418
   Brokered CD's                               11,939     45,790         --        --     57,729
   Borrowings                                  12,617         --     25,000        --     37,617
                                             --------   --------   --------   -------   --------
   Total interest-bearing obligations         135,413    120,605     43,231       759    300,008
                                             --------   --------   --------   -------   --------
Gap                                          $ 72,119   $(92,899)  $ (7,134)  $63,169   $ 35,255
                                             ========   ========   ========   =======   ========
Cumulative gap                               $ 72,119   $(20,780)  $(27,914)  $35,255
                                             ========   ========   ========   =======

(1) Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2006, the Corporation had a cumulative liability sensitivity gap position of $20.780 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decreased in the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

At December 31, 2005, the Corporation had a cumulative liability sensitivity gap position of $1.311 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggested that if market interest rates increased in the next twelve months, the Corporation had the potential to earn less net interest income. Conversely, if market interest rates decreased over a twelve-month period, the December 31, 2005, gap position suggested the Corporation's net interest income would increase.

The increase in the gap liability position from December 31, 2005 to June 30, 2006 resulted from the use of short term liabilities to fund loan growth. This was done in order to reduce interest rate risk and better match assets and liabilities. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

The borrowings in the gap analysis include FHLB advances some of which are fixed-rate advances. These fixed rate advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. In the second quarter of 2006 the FHLB "put" $10 million of the borrowings to the Corporation which were then converted to variable pricing. Early in July and additional $10 million of FHLB borrowings was converted. The exercise of this conversion feature on the remaining borrowings by the FHLB would impact the repricing dates currently assumed in the analysis.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. The Corporation entered into a term loan payable in Canadian dollars during the first quarter of 2005 in order to offset the foreign exchange exposure due to an asset sensitive position. As of June 30, 2006, the Corporation had excess Canadian liabilities of $.236 million (or $.210 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

IMPACT OF INFLATION AND CHANGING PRICES

The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars, without considering the change in the relative purchasing power of money over time, due to inflation. The impact of inflation is reflected in the increased cost of the Corporation's operations. Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies. As a result, the Corporation's performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation's ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities tends to minimize the effect of changes in interest rates on the Corporation's performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

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

There was no change in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation's fiscal quarter ended June 30, 2006 that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

A Case Management Order was entered by the Court on January 27, 2006. A mediation hearing was scheduled by the court for June 2006 and later rescheduled for early August 2006. The Corporation does not expect a resolution of this case as a result of the mediation hearing.

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

Litigation of the types involved in the actions described above can be complex, time-consuming, and often protracted. The Corporation has incurred substantial expense for legal and other professional fees as a result of these actions. The Corporation anticipates that it will incur additional such expenses in connection with the two actions described above. The Corporation does not believe that legal costs associated with the Damon action noted above will be material for 2006. The Corporation incurred and expensed $240,000 of legal costs related to this case in the first half of 2006. The future costs related to this case are unknown; however, the Corporation believes additional costs in 2006 will not exceed $200,000. The expenses incurred in 2007 will be dependent upon further development and the probability of a pretrial settlement.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The annual meeting of the Registrant's shareholders was held on May 31, 2006. The purpose of the meeting was to elect directors, as shown below, each for a three-year term expiring in 2009. The number of shares voted is presented in the table below.

DIRECTOR                  FOR     WITHHELD
--------              ---------   --------
Walter J. Aspatore    1,916,062   307,026
Robert H. Orley       1,915,234   307,854
Randolph C. Paschke   1,916,079   307,009

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

                                        MACKINAC  FINANCIAL CORPORATION
                                        (Registrant)


Date: August 11, 2006                   By: /s/ Paul D. Tobias
                                            ------------------------------------
                                            PAUL D. TOBIAS,
                                            CHAIRMAN
                                            (principal executive officer)


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

NO.                                      DESCRIPTION
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