Form 10-Q
period 2006-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2006-11-14
CIK 36506

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2006

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from ______________ to ______________

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

 Large Accelerated Filer       Accelerated Filer       Non-accelerated Filer  X
                          ---                     ---                        ---

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

                               Yes       No  X
                                   ---      ---

As of October 31, 2006, there were outstanding 3,428,695 shares of the registrant's common stock, no par value.

                         MACKINAC FINANCIAL CORPORATION
                                      INDEX

                                                                            Page
                                                                             No.
                                                                            ----
PART I. FINANCIAL INFORMATION

   Item 1. Financial Statements

           Condensed Consolidated Balance Sheets - September 30, 2006
              (Unaudited), December 31, 2005 and September 30, 2005
              (Unaudited) ...............................................     1

           Condensed Consolidated Statements of Operations - Three and
              Nine Months Ended September 30, 2006 (Unaudited) and
              September 30, 2005 (Unaudited) ............................     2

           Condensed Consolidated Statements of Changes in Shareholders'
              Equity - Three and Nine Months Ended September 30, 2006
              (Unaudited) and September 30, 2005 (Unaudited) ............     3

           Condensed Consolidated Statements of Cash Flows - Nine Months
              Ended September 30, 2006 (Unaudited) and September 30, 2005
              (Unaudited) ...............................................     4

           Notes to Condensed Consolidated Financial Statements
              (Unaudited) ...............................................     5

   Item 2. Management's Discussion and Analysis of Financial Condition
              and Results of Operations .................................    13

   Item 3. Quantitative and Qualitative Disclosures About Market Risk ...    24

   Item 4. Controls and Procedures ......................................    27

PART II. OTHER INFORMATION

   Item 1. Legal Proceedings ............................................    28

   Item 6. Exhibits and Reports on Form 8-K .............................    33

   SIGNATURES ...........................................................    34

                         MACKINAC FINANCIAL CORPORATION

                          PART I. FINANCIAL INFORMATION
                          ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                             (Dollars in Thousands)

                                                                September 30,   December 31,   September 30,
                                                                     2006           2005            2005
                                                                -------------   ------------   -------------
                                                                 (Unaudited)                    (Unaudited)
ASSETS
   Cash and due from banks                                        $  5,537        $  4,833       $  5,333
   Federal funds sold                                               11,949           3,110          4,849
                                                                  --------        --------       --------
      Cash and cash equivalents                                     17,486           7,943         10,182
   Interest-bearing deposits in other financial institutions           889           1,025          1,282
   Securities available for sale                                    36,129          34,210         35,506
   Federal Home Loan Bank stock                                      4,152           4,855          4,855
   Total loans                                                     292,614         239,771        218,462
      Allowance for loan losses                                     (5,316)         (6,108)        (6,589)
                                                                  --------        --------       --------
   Net loans                                                       287,298         233,663        211,873
   Premises and equipment                                           12,643          11,987         11,268
   Other real estate held for sale                                      26             945          1,948
   Other assets                                                      4,568           4,094          3,676
                                                                  --------        --------       --------
      Total assets                                                $363,191        $298,722       $280,590
                                                                  ========        ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
   Liabilities:
      Non-interest-bearing deposits                               $ 22,826        $ 19,684       $ 19,690
      Interest-bearing deposits                                    270,668         212,948        193,578
                                                                  --------        --------       --------
      Total deposits                                               293,494         232,632        213,268
   Borrowings                                                       38,307          36,417         36,417
   Other liabilities                                                 3,164           3,085          3,005
                                                                  --------        --------       --------
      Total liabilities                                            334,965         272,134        252,690

   Shareholders' equity:
      Preferred stock - no par value:
         Authorized - 500,000 shares, no shares outstanding             --              --             --
   Common stock and additional paid in capital - no par value
      Authorized - 18,000,000 shares Issued and
      outstanding - 3,428,695 shares                                42,646          42,412         42,412
      Accumulated deficit                                          (14,083)        (15,461)       (14,434)
      Accumulated other comprehensive income (loss)                   (337)           (363)           (78)
                                                                  --------        --------       --------
         Total shareholders' equity                                 28,226          26,588         27,900
                                                                  --------        --------       --------
      Total liabilities and shareholders' equity                  $363,191        $298,722       $280,590
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

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                  (Dollars in Thousands, Except per Share Data)
                                   (Unaudited)

                                                         Three Months       Nine Months
                                                            Ended              Ended
                                                        September 30,      September 30,
                                                       ---------------   -----------------
                                                        2006     2005      2006      2005
                                                       ------   ------   -------   -------
INTEREST INCOME:
   Interest and fees on loans:
      Taxable                                          $5,635   $3,547   $15,316   $ 9,807
      Tax-exempt                                          189      222       575       694
   Interest on securities
      Taxable                                             306      282       852     1,178
      Tax-exempt                                            5       42        87       126
   Other interest                                         268      177       631       470
                                                       ------   ------   -------   -------
      Total interest income                             6,403    4,270    17,461    12,275
                                                       ------   ------   -------   -------
INTEREST EXPENSE:
   Deposits                                             2,951    1,338     7,540     3,666
   Borrowings                                             500      425     1,355     1,509
                                                       ------   ------   -------   -------
      Total interest expense                            3,451    1,763     8,895     5,175
                                                       ------   ------   -------   -------
Net interest income before provision for loan losses    2,952    2,507     8,566     7,100
Provision for loan losses                                  --       --      (600)       --
                                                       ------   ------   -------   -------
Net interest income after provision for loan losses     2,952    2,507     9,166     7,100
                                                       ------   ------   -------   -------
OTHER INCOME:
   Service fees                                           133      137       365       470
   Loan and lease fees                                     23        5        59        11
   Net security gains                                      (1)      (1)       (1)       96
   Net gains on sale of loans                              66       17       149        37
   Other                                                   19       96       135       194
                                                       ------   ------   -------   -------
     Total other income                                   240      254       707       808
                                                       ------   ------   -------   -------
OTHER EXPENSE:
   Salaries and employee benefits                       1,487    1,555     4,577     4,665
   Occupancy                                              333      275       943       748
   Furniture and equipment                                159      133       470       430
   Data processing                                        176      234       512       726
   Accounting, legal, and consulting fees                 341      204       955       750
   Loan and deposit                                        78      153       305       696
   Telephone                                               55       66       155       203
   Advertising                                             70      314       247       696
   Penalty on prepayment of FHLB borrowings                --       --        --     4,320
   Other                                                  303      345       856     1,010
                                                       ------   ------   -------   -------
      Total other expense                               3,002    3,279     9,020    14,244
                                                       ------   ------   -------   -------
Income (loss) before income taxes                         190     (518)      853    (6,336)
Provision for (benefit of) income taxes                  (500)      --      (525)       --
                                                       ------   ------   -------   -------
NET INCOME (LOSS)                                      $  690   $ (518)  $ 1,378   $(6,336)
                                                       ======   ======   =======   =======
INCOME (LOSS) PER COMMON SHARE:
   Basic                                               $  .20   $ (.15)  $   .40   $ (1.85)
                                                       ======   ======   =======   =======
   Diluted                                             $  .20   $ (.15)  $   .40   $ (1.85)
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

                         MACKINAC FINANCIAL CORPORATION
      CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                 Three Months        Nine Months
                                                                    Ended               Ended
                                                                September 30,        September 30,
                                                              -----------------   -----------------
                                                                2006      2005      2006      2005
                                                              -------   -------   -------   -------
Balance, beginning of period                                  $27,179   $28,517   $26,588   $34,730
Stock option compensation                                          78        --       234        --
Net income (loss) for period                                      690      (518)    1,378    (6,336)
Change in minority interest of consolidated subsidiary             --        --        --        76
Net unrealized gain (loss) on securities available for sale       279       (99)       26      (570)
                                                              -------   -------   -------   -------
   Total comprehensive income (loss)                            1,047      (617)    1,638    (6,830)
                                                              -------   -------   -------   -------
Balance, end of period                                        $28,226   $27,900   $28,226   $27,900
                                                              =======   =======   =======   =======

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                             (Dollars in Thousands)
                                   (Unaudited)

                                                                                   Nine Months Ended
                                                                                     September 30,
                                                                                  -------------------
                                                                                    2006       2005
                                                                                  --------   --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                                              $  1,378   $ (6,336)
   Adjustments to reconcile net income (loss) to
      net cash provided by (used in) operating activities:
      Depreciation and amortization                                                    762        707
      (Gain) on sales of securities                                                     --        (96)
      (Gain)  on sales of premises, equipment, and other real estate                   (60)       (64)
      FHLB stock dividend                                                               --       (101)
      Stock option compensation                                                        234         --
      Change in other assets                                                          (568)     1,950
      Change in other liabilities                                                       79     (1,073)
                                                                                  --------   --------
Net cash provided by (used in) operating activities                                  1,825     (5,013)
                                                                                  --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Net (increase) decrease in interest-bearing deposits in other
      financial institutions                                                           136     17,253
   Purchase of securities available for sale                                        (5,000)   (16,009)
   Proceeds from sales of securities available for sale                                 --     30,811
   Proceeds from maturities, calls or paydowns of securities available for sale      3,079      6,218
   FHLB repurchase of stock                                                            703         --
   Net (increase) in loans                                                         (53,658)   (15,563)
   Capital expenditures                                                             (1,307)    (1,088)
   Proceeds from sale of premises, equipment, and other real estate                  1,013        423
   Purchase of minority interest in subsidiary of bank                                  --         76
                                                                                  --------   --------
Net cash provided by (used in) investing activities                                (55,034)    22,121
                                                                                  --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Net increase (decrease) in deposits                                              60,862     (2,382)
   Proceeds from issuance of debt                                                    1,959      1,651
   Principal payments on borrowings                                                    (69)   (50,273)
                                                                                  --------   --------
Net cash provided by (used in) financing activities                                 62,752    (51,004)
                                                                                  --------   --------
Net increase (decrease) in cash and cash equivalents                                 9,543    (33,896)
Cash and cash equivalents at beginning of period                                     7,943     44,078
                                                                                  --------   --------
Cash and cash equivalents at end of period                                        $ 17,486   $ 10,182
                                                                                  ========   ========
SUPPLEMENTAL CASH FLOW INFORMATION:
Cash paid during the year for:
   Interest                                                                       $  8,764   $  5,338
   Income taxes                                                                         --         --
NONCASH INVESTING AND FINANCING ACTIVITIES:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale                 23        556

     See accompanying notes to condensed consolidated financial statements.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     BASIS OF PRESENTATION

     The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the "Corporation") have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2006 are not necessarily indicative of the results that may be expected for the year ending December 31, 2006. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation's Annual Report on Form 10-K for the year ended December 31, 2005.

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

     The Corporation adopted SFAS No. 123 (Revised) "Share Based Payments" in the first quarter of 2006. This statement supersedes APB Opinion No. 25 "Accounting for Stock Issued to Employees" and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of after tax compensation expense in the amount of $234,000 for the nine months ended September 30, 2006. The expense recorded recognizes the current period vesting of options outstanding. The after tax compensation expense, using this same accounting treatment would have amounted to $81,000 in the first nine months of 2005. The per share impact of this accounting change was approximately $.02 per share in each quarter and $.07 per share for the nine months ended September 30, 2006.

2.   RECENT ACCOUNTING PRONOUNCEMENT

     The Corporation adopted SFAS No. 123 (revised) "Share Based Payments" in the first quarter of 2006. The Corporation does not expect a material impact on the results of operations for 2006 as a result of this change, with $78,000 reported as expense in the third quarter.

3.   EARNINGS (LOSS) PER SHARE

     Earnings (loss) per share are based upon the weighted average number of shares outstanding.

     The following shows the computation of basic and diluted earnings (loss) per share for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands, except per share data):

     Additional shares issued as a result of option exercises would not be dilutive in either period.

                                                               Three Months Ended        Nine Months Ended
                                                                 September 30,             September 30,
                                                            -----------------------   -----------------------
                                                               2006         2005         2006         2005
                                                            ----------   ----------   ----------   ----------
Income (loss) per common share-Basic:
   Net income (loss)                                        $      690   $     (518)  $    1,378   $    (6336)
                                                            ==========   ==========   ==========   ==========
   Weighted average common shares outstanding                3,428,695    3,428,695    3,428,695    3,428,695
                                                            ==========   ==========   ==========   ==========
      Income (loss) per common share-Basic                  $      .20   $     (.15)  $      .40   $    (1.85)
                                                            ==========   ==========   ==========   ==========
Income (loss) per common share-Diluted:
   Net income (loss)                                        $      690   $     (518)  $    1,378   $    (6336)
                                                            ==========   ==========   ==========   ==========
Weighted average common shares outstanding for
   basic loss per common share                               3,428,695    3,428,695    3,428,695    3,428,695
Add: Dilutive effect of assumed exercise of stock options           --           --           --           --
                                                            ----------   ----------   ----------   ----------
   Average shares and dilutive potential common shares       3,428,695    3,428,695    3,428,695    3,428,695
                                                            ==========   ==========   ==========   ==========
      Income (loss) per common share-Diluted                $      .20   $     (.15)  $      .40   $    (1.85)
                                                            ==========   ==========   ==========   ==========

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

4.   INVESTMENT SECURITIES

     The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2006, December 31, 2005 and September 30, 2005 are as follows (dollars in thousands):

                              September 30, 2006        December 31, 2005       September 30, 2005
                            ----------------------   ----------------------   ----------------------
                            Amortized    Estimated   Amortized    Estimated   Amortized    Estimated
                               Cost     Fair Value      Cost     Fair Value      Cost     Fair Value
                            ---------   ----------   ---------   ----------   ---------   ----------
US Agencies                  $35,954      $35,536     $30,980      $30,354     $31,990      $31,568
Obligations of states and
   political subdivisions        512          593       3,593        3,856       3,594        3,938
                             -------      -------     -------      -------     -------      -------
   Total securities
      available for sale     $36,466      $36,129     $34,573      $34,210     $35,584      $35,506
                             =======      =======     =======      =======     =======      =======

     The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $26.939 million and $26.577 million, respectively, at September 30, 2006.

5.   LOANS

     The composition of loans at September 30, 2006, December 31, 2005 and September 30, 2005 is as follows (dollars in thousands):

                                             September 30,   December 31,   September 30,
                                                 2006            2005           2005
                                             -------------   ------------   -------------
Commercial real estate                          $146,838       $118,637        $123,429
Commercial, financial, and agricultural           58,548         56,686          36,297
One to four family residential real estate        51,341         44,660          42,490
Consumer                                           2,792          2,285           2,108
Construction                                      33,095         17,503          14,138
                                                --------       --------        --------
   Total loans                                  $292,614       $239,771        $218,462
                                                ========       ========        ========

     LOANS - ALLOWANCE FOR LOAN LOSSES

     An analysis of the allowance for loan losses for the nine months ended September 30, 2006, the year ended December 31, 2005, and the nine months ended September 30, 2005 is as follows: (dollars in thousands):

                                 September 30,   December 31,   September 30,
                                      2006           2005           2005
                                 -------------   ------------   -------------
Balance at beginning of period      $6,108          $6,966         $6,966
Recoveries on loans                     59             134            107
Loans charged off                     (251)           (992)          (484)
Provision                             (600)             --             --
                                    ------          ------         ------
Balance at end of period            $5,316          $6,108         $6,589
                                    ======          ======         ======

     In the first nine months of 2006, net charge off activity was minimal at $192,000, or .07% of average loans outstanding compared to net charge-offs of $377,000, or .19% of average loans, in the same period in 2005. In the first quarter of 2006, the Corporation reduced the allowance for loan losses by recording a negative provision amounting to $600,000. This reduction in the reserve was made in recognition of the improved credit quality existent in the loan portfolio and is discussed in more detail under "Management's Discussion and Analysis."

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   LOANS (Continued)

     LOANS - IMPAIRED LOANS

     Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled was not material to the consolidated financial statements for the nine months ended September 30, 2006 and 2005.

     Information regarding impaired loans as of September 30, 2006, December 31, 2005 and September 30, 2005 is as follows (dollars in thousands):

                                                                                                      Valuation Reserve
                                                                                              --------------------------------
                                                        September    December    September    September   December   September
                                                         30, 2006    31, 2005     30, 2005     30, 2006   31, 2005   30, 2005
                                                       -----------   --------   -----------   ---------   --------   ---------
                                                       (Unaudited)              (Unaudited)
Balances, at period end
   Impaired loans with specific valuation reserve         $1,803      $   --       $1,071        $164        $--        $321
   Impaired loans with no specific valuation reserve         262         114          886          --         --          --
                                                          ------      ------       ------        ----        ---        ----
      Total impaired loans                                $2,065      $  114       $1,957        $164        $--        $321
                                                          ======      ======       ======        ====        ===        ====
   Impaired loans on nonaccrual basis                     $2,065      $   15       $1,957        $164        $--        $321
   Impaired loans on accrual basis                            --          99           --          --         --          --
                                                          ------      ------       ------        ----        ---        ----
      Total impaired loans                                $2,065      $  114       $1,957        $164        $--        $321
                                                          ======      ======       ======        ====        ===        ====
Average investment in impaired loans                      $  713      $1,922       $2,374
Interest income recognized during impairment                   4          78           76
Interest income that would have been recognized
   on an accrual basis                                        56         134          132
Cash-basis interest income recognized                          3          76           76

     The average investment in impaired loans was approximately $.713 million for the nine months ended September 30, 2006, $1.922 million for the year ended December 31, 2005, and $2.374 million for the nine months ended September 30, 2005, respectively. Impacting the impaired loan balances in 2005 was a sale of nonperforming assets in late December which included $1.0 million of nonaccrual loans.

     LOANS - RELATED PARTIES

     The Bank, in the ordinary course of business, grants loans to the Corporation's executive officers and directors, including their families and firms in which they are principal owners.

     Activity in such loans is summarized below (dollars in thousands):

                                            September 30,   December 31,   September 30,
                                                 2006           2005            2005
                                            -------------   ------------   -------------
Loans outstanding beginning of period           $  578         $  63           $  63
New loans                                        1,647            56              52
Net activity on revolving lines of credit          271           578             514
Repayment                                         (865)         (119)           (115)
                                                ------         -----           -----
   Loans outstanding end of period              $1,631         $ 578           $ 514
                                                ======         =====           =====

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

5.   LOANS (Continued)

     There were no loans to related-parties classified substandard at September 30, 2006, December 31, 2005 or September 30, 2005, respectively. In addition to the outstanding balances above, there were no unused commitments to related parties at September 30, 2006.

6.   BORROWINGS

     Borrowings consist of the following at September 30, 2006, December 31, 2005 and September 30, 2005 (dollars in thousands):

                                                                        September 30,   December 31,   September 30,
                                                                             2006           2005            2005
                                                                        -------------   ------------   -------------
Federal Home Loan Bank advances at rates ranging from 4.98%
   to 5.53% maturing in 2010 and 2011                                      $35,000         $35,000        $35,000
Farmers Home Administration, fixed-rate note payable, maturing
   August 24, 2004, interest payable at 1%                                   1,348           1,417          1,417
Advance outstanding on line of credit with a correspondent bank,
   interest payable at the prime rate, 8.25% as of September 30, 2006        1,959              --             --
                                                                           -------         -------        -------
                                                                           $38,307         $36,417        $36,417
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

     The Federal Home Loan Bank borrowings are collateralized at September 30, 2006, by the following: a collateral agreement on the Corporation's one to four family residential real estate loans with a book value of approximately $19.361 million; U.S. government agency securities with an amortized cost and estimated fair value of $26.328 million and $25.966 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.152 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2006.

     In the second quarter of 2006, the Corporation established a $6 million line of credit with a correspondent bank. This line of credit, which is priced at the prime rate, will be utilized by the Corporation to infuse capital into the Bank in order to support the regulatory required 8% Tier 1 capital.

     The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $1.036 million originated and held by the Corporation's wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.460 million, and guaranteed by the Corporation.

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

7.   STOCK OPTION PLANS

     A summary of stock option transactions for the nine months ended September 30, 2006 and 2005, and the year ended December 31, 2005, is as follows:
     (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December 2004).

                                                             September 30,   December 31,   September 30,
                                                                  2006           2005            2005
                                                             -------------   ------------   -------------
Outstanding shares at beginning of year                          375,417        282,999         282,999
Granted during the period                                             --        112,500         100,000
Expired during the period                                          1,500         20,082          19,442
                                                                --------       --------        --------
Outstanding shares at end of period                              373,917        375,417         363,557
                                                                ========       ========        ========
Weighted average exercise price per share at end of period      $  12.60       $  14.15        $  14.73
                                                                ========       ========        ========
Shares available for grant at end of period                       90,988         89,488         108,974
                                                                ========       ========        ========

     There were no options granted in the first nine months of 2006. In the first nine months of 2005, the Corporation issued 60,000 option shares at a price of $12.00 per share and 40,000 option shares priced at $11.50 per share.

     Following is a summary of the options outstanding and exercisable at September 30, 2006:

                                                Weighted Average
                             Number                 Remaining
     Exercise       -------------------------      Contractual     Weighted Average
   Price Range      Outstanding   Exercisable      Life-Years       Exercise Price
   -----------      -----------   -----------   ----------------   ----------------
    $9.16              12,500         2,500           9.25              $  9.16
    $9.75             257,152       120,861           8.21                 9.75
    $11.50             40,000         8,000           9.00                11.50
    $12.00             60,000        12,000           8.71                12.00
$156.00 - $240.00       3,545         3,545           4.51               186.75
$300.00 - $406.60         720           720           2.79               345.00
                      -------       -------           ----              -------
                      373,917       147,626           8.36              $ 12.60
                      =======       =======           ====              =======

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

                                            September 30,   December 31,   September 30,
                                                 2006           2005            2005
                                            -------------   ------------   -------------
Commitments to extend credit:
   Fixed rate                                  $ 4,628         $ 2,118        $ 1,709
   Variable rate                                44,142          31,557         27,827
Standby letters of credit - Variable rate        6,422          10,493         10,933
Credit card commitments - Fixed rate             2,488           3,135          3,145
                                               -------         -------        -------
                                               $57,680         $47,303        $43,614
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

                         MACKINAC FINANCIAL CORPORATION
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

     CONCENTRATION OF CREDIT RISK

     The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank's most prominent concentration in the loan portfolio relates to commercial loans to entities within the hospitality and tourism industry. This concentration represents $37.287 million, or 15.17%, of the commercial loan portfolio at September 30, 2006. The remainder of the commercial loan portfolio is diversified in such categories as real estate related, car dealers, gaming, and petroleum. Due to the diversity of the Bank's locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic locality.

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

FINANCIAL OVERVIEW

Year-to-date consolidated net income was $1.378 million through September 30, 2006, or $.40 per share, compared to a loss of $6.336 million, $1.85 per share, for the same period in 2005. The income for the three months ended September 30, 2006 amounted to $.690 million, or $.20 per share, compared to a loss of $.518 million, or $.15 per share for the same period in 2005. The 2006 nine months operations include a $600,000 negative provision, recorded in the first quarter, in recognition of improved credit quality and a $500,000 deferred tax benefit recorded in the third quarter. The deferred tax benefit was recorded in accordance with generally accepted accounting principles for recognition of a portion of the benefits to be derived from NOL carry-forwards. The 2005 results include a penalty of $4.320 million on the prepayment of $48.555 million of the FHLB borrowings. Excluding the provision and deferred tax adjustment in 2006 and the prepayment penalty recorded in 2005, the net income in the first nine months of 2006 amounted to $278,000, compared to an adjusted loss of $2.016 million for the same period in 2005. The nine month 2006 results also include $234,000 of stock option expense, required under the new accounting rules for stock compensation plans, as well as $400,000 of expenses incurred to pursue legal action against the Corporation's former accountants. The costs associated with the pursuit of this legal action have surpassed our earlier estimates but management and the Corporation's Board of Directors believe the case has merit and is in the best interests of shareholders. Legal expenses for this action are projected to be $250,000 in the fourth quarter which will carry the case through trial. Total assets increased $64.469 million from December 31, 2005 to September 30, 2006. The loan portfolio increased $52.843 million in the first nine months of 2006, from December 31, 2005 balances of $239.771 million. Deposits totaled $293.494 million at September 30, 2006, an increase of $60.862 million from the $232.632 million at December 31, 2005.

FINANCIAL CONDITION

CASH AND CASH EQUIVALENTS

Cash and cash equivalents increased $9.543 million in 2006. See further discussion of the change in cash and cash equivalents in the Liquidity section.

INVESTMENT SECURITIES

Available-for-sale securities increased $1.919 million, or 5.61%, from December 31, 2005 to September 30, 2006, with the balance on September 30, 2006, totaling $36.129 million. The increase in securities was primarily due to the combination of an early prepayment of $2.960 million of municipal obligations and the purchase of a $5.0 million US Agency security. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2006, investment securities with an estimated fair value of $27 million were pledged.

LOANS

Through the third quarter of 2006, loan balances increased by $52.843, or 22.04%, from December 31, 2005 balances of $239.771 million. During the first nine months of 2006, the Bank experienced loan production of $84 million. This loan production, combined with normal principal reductions of approximately $16 million and $15 million of early payouts of existing loans accounted for the increases in outstanding loan balances. The Corporation has been successful in maintaining loan growth without compromising credit quality. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. As shown in the table below, all segments of the loan portfolio increased in the first nine months of 2006. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

Following is a summary of the loan portfolio at September 30, 2006, December 31, 2005 and September 30, 2005 (dollars in thousands):

                                             September 30,    Percent   December 31,    Percent   September 30,    Percent
                                                  2006       of Total       2005       of Total        2005       of Total
                                             -------------   --------   ------------   --------   -------------   --------
Commercial real estate                          $146,838       50.18%     $118,637       49.48%      $123,429       56.50%
Commercial, financial, and agricultural           58,548       20.01        56,686       23.64         36,297       16.61
One to four family residential real estate        51,341       17.55        44,660       18.63         42,490       19.45
Consumer                                           2,792         .95         2,285         .95          2,108         .97
Construction                                      33,095       11.31        17,503        7.30         14,138        6.47
                                                --------      ------      --------      ------       --------      ------
Total loans                                     $292,614      100.00%     $239,771      100.00%      $218,462      100.00%
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

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2006, December 31, 2005 and September 30, 2005 (dollars in thousands):

                               September 30, 2006                    December 31, 2005                   September 30, 2005
                      ------------------------------------ ------------------------------------ ------------------------------------
                                  Percent of   Percent of              Percent of   Percent of              Percent of   Percent of
                      Outstanding Commercial Shareholders' Outstanding Commercial Shareholders' Outstanding Commercial Shareholders'
                        Balance      Loans       Equity       Balance     Loans       Equity      Balance      Loans      Equity
                      ----------- ---------- ------------- ----------- ---------- ------------- ----------- ---------- -------------
Hospitality and
   tourism              $ 37,287     18.15%     132.10%      $ 37,681     21.49%     141.72%      $ 40,424     25.31%      144.89%
Real estate operators
   - nonresidential
   bldg                   35,965     17.51      127.42         28,217     16.10      106.13         24,387     15.27        87.41
Real estate agents &
   managers               19,744      9.61       69.95         10,588      6.04       39.82          7,837      4.91        28.09
New car dealers           10,049      4.89       35.60          9,995      5.70       37.59          5,005      3.13        17.94
Family housing
   construction            7,215      3.51       25.56          2,184      1.25        8.21          1,680      1.05         6.02
Operators of
   nonresidential
   bldgs                   7,035      3.43       24.92          6,218      3.55       23.39          6,638      4.16        23.79
Investors                  6,658      3.24       23.59            191       .10         .72            335       .21         1.20
Gaming                     6,459      3.15       22.88          7,553      4.31       28.41          9,331      5.84        33.44
Petroleum                  6,258      3.05       22.17          6,508      3.71       24.48          6,971      4.36        24.99
Skilled nursing care
   facilities              5,932      2.89       21.02          5,370      3.06       20.20          5,564      3.48        19.94
Other                     62,784     30.57      222.43         60,818     34.69      228.74         51,554     32.28       184.78
                        --------    ------                   --------    ------                   --------    ------
   Total Commercial
      Loans             $205,386    100.00%                  $175,323    100.00%                  $159,726    100.00%
                        ========    ======                   ========    ======                   ========    ======

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

CREDIT QUALITY

The allowance for loan losses is maintained by management at a level considered to be adequate to cover probable losses related to specifically identified loans, as well as losses inherent in the balance of the loan portfolio. At September 30, 2006, the allowance for loan losses was 1.82% of total loans outstanding compared to 2.55% at December 31, 2005 and 3.02% at September 30, 2005.

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the nine months ended September 30, 2006 amounted to $.192 million, or .07% of average loans outstanding, compared to $.377 million, ..19% of average loans outstanding, for the same period in 2005. The Corporation, in recognition of the continued improvement in credit quality which has occurred since 2004, reduced the reserve for loan loss by $600,000 in the first quarter of 2006. The reduction of the reserve results in a current reserve balance that is more representative of the relevant risk inherent within the Corporation's loan portfolio. The current level of charge-offs is below historical levels and

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

projected charge-off activity, based upon current levels of nonperforming loans, is not expected to attain historical levels. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. There were no new significant problem loans or loan downgrades identified during the first or second quarter of 2006. In the third quarter of 2006, one large commercial credit was put into nonaccrual which accounted for the majority of the increase in nonperforming loans. This commercial credit is secured primarily by real estate and no material loss is anticipated.

The table below shows period end balances of non-performing assets (dollars in thousands):

                                        September 30,   December 31,   September 30,
                                             2006           2005            2005
                                        -------------   ------------   -------------
NONPERFORMING ASSETS:
Nonaccrual Loans                           $ 2,065       $      15        $1,957
Loans past due 90 days or more                  --              99            --
Restructured Loans                              --              --             0
                                           -------       ---------        ------
   Total nonperforming loans                 2,065             114         1,957
Other real estate owned                         26             945         1,948
                                           -------       ---------        ------
   Total nonperforming assets              $ 2,091       $   1,059        $3,905
                                           =======       =========        ======
Nonperforming loans as a % of loans            .71%            .05%          .09%
                                           -------       ---------        ------
Nonperforming assets as a % of assets          .58%            .35%         1.39%
                                           -------       ---------        ------
RESERVE FOR LOAN LOSSES:
At period end                              $ 5,316       $   6,108        $6,589
                                           -------       ---------        ------
As a % of loans                               1.82%           2.55%         3.02%
                                           -------       ---------        ------
As a % of nonperforming loans               257.43%       5,357.89%       336.69%
                                           -------       ---------        ------
As a % of nonaccrual loans                  257.43%            N/M%          N/M%
                                           =======       =========        ======

Following is the allocation of the allowance for loan losses as of September 30, 2006, December 31, 2005 and September 30, 2005 (dollars in thousands):

                                                   September 30,   December 31,   September 30,
                                                        2006           2005            2005
                                                   -------------   ------------   -------------
Commercial, financial and agricultural loans           $1,431         $1,492          $1,716
One to four family residential real estate loans           29             17              80
Consumer loans                                             --             --              --
Unallocated and general reserves                        3,856          4,599           4,793
                                                       ------         ------          ------
Totals                                                 $5,316         $6,108          $6,589
                                                       ======         ======          ======

The following ratios assist management in the determination of the Corporation's credit quality (dollars in thousands):

                                                       Nine Months    Twelve Months    Nine Months
                                                          Ended           Ended           Ended
                                                      September 30,    December 31,   September 30,
                                                           2006            2005            2005
                                                      -------------   -------------   -------------
Allowance to total loans, at period end                     1.82%           2.55%           3.02%
Average loans outstanding for the periods indicated     $271,351        $207,928        $202,381
Net charge-offs to average outstanding loans                 .07%            .41%            .19%
Nonperforming loans to gross loans, at period end            .71%            .05%           1.79%

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

Total nonperforming loans increased $1.951 million since December 31, 2005. The 2006 increase resulted primarily from the nonaccrual status of one commercial credit with a current principal balance of $1.693 million. Late in 2005, the Bank sold $2.1 million of nonperforming assets, which included $1.000 million of nonperforming loans.

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

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate, which is grouped with other assets on the condensed consolidated balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

                                            Nine Months                     Nine Months
                                               Ended         Year Ended        Ended
                                           September 30,    December 31,   September 30,
                                                2006            2005            2005
                                           -------------   -------------   -------------
Balance at beginning of period                 $ 945          $ 1,730         $1,730
Other real estate transferred from loans          23              274            556
Other real estate sold/written down             (942)          (1,059)          (338)
                                               -----          -------         ------
   Balance at end of period                    $  26          $   945         $1,948
                                               =====          =======         ======

During the first nine months of 2006, the Corporation received real estate in lieu of loan payments of $23,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

DEPOSITS

The Corporation had an increase in deposits in the first nine months of 2006. Total deposits increased by $60.862 million, or 26.2%, in the first nine months of 2006. This growth in deposits included $41.508 million of non-core deposits, mostly brokered certificates of deposit. The Corporation continues to evaluate its deposit products and pricing alternatives in an effort to fund loan growth as economically as possible.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

                                    September 30,   December 31,   September 30,
                                         2006           2005            2005
                                    -------------   ------------   -------------
Demand deposit accounts                $ 22,826       $ 19,684        $ 19,690
NOW and money market                     73,797         64,566          61,093
Savings and IRAs                         22,576         22,555          23,670
Certificates of Deposit <$100,000        76,575         67,725          57,850
                                       --------       --------        --------
   Total core deposits                  195,774        174,530         162,303
                                       --------       --------        --------
Certificates of Deposit >$100,000        20,305         12,335          12,300
Internet CDs <$100,000                   16,727         28,113          33,461
Internet CDs >$100,000                    4,898          7,698           5,204
Brokered Deposits                        55,790          9,956              --
                                       --------       --------        --------
   Total non-core deposits               97,720         58,102          50,965
                                       --------       --------        --------
   Total deposits                      $293,494       $232,632        $213,268
                                       ========       ========        ========

BORROWINGS

In the second quarter of 2006 the Corporation established a $6 million line of credit with a correspondent bank. This line of credit will be utilized by the Corporation to provide infusions of capital to the Bank. As of September 30, 2006, the outstanding balance on this line was $1.959 million.

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

SHAREHOLDERS' EQUITY

Total shareholders' equity increased $1.638 million from December 31, 2005 to September 30, 2006. The increase is comprised of net income of $1.378 million, contributed capital of $.234 million in recognition of stock option expense and a $.026 million increase in the market value of securities. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation's return to profitability.

RESULTS OF OPERATIONS

NET INTEREST INCOME

Net interest income before provision for loan losses for the quarter ended September 30, 2006, increased by $1.466 million, or 20.65%, compared to the same period one year ago. This increase in net interest income was a result of the combination of increased average balances and increased rates. The Corporation benefited from prime rate increases in the first nine months of 2006 due to the amount of assets that repriced with each increase. This benefit related to a net asset sensitive position has been declining in recent periods as the Corporation initiated steps as a part of its ALCO Committee to reduce interest rate risk in the event of a future decline in interest rates. More discussion is included relative to repricing and asset sensitivity under the caption "Interest Rate Risk" elsewhere in this report.

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

                                                                    THREE MONTHS ENDED
                              ----------------------------------------------------------------------------------------------
                                     AVERAGE BALANCES                                                 2006-2005
                              ------------------------------ AVERAGE RATES    INTEREST   -----------------------------------
                                 September 30,               September 30, September 30,  Income/                     Rate/
                              ------------------   Increase/ ------------- -------------  Expense  Volume    Rate    Volume
(dollars in thousands)          2006      2005    (Decrease)   2006  2005   2006   2005  Variance Variance Variance Variance
                              --------  --------  ----------   ----  ----  ------ ------ -------- -------- -------- --------
Loans (1,2)                   $289,210  $209,785   $79,425     7.99% 7.13% $5,824 $3,769  $2,055   $1,427   $ 456      172
Taxable securities              33,482    32,087     1,395     3.61  3.49     305    282      23       12      10        1
Nontaxable securities              354     3,613    (3,259)    5.60  4.61       5     42     (37)     (38)      9       (8)
Federal funds sold              18,142    12,062     6,080     5.07  3.39     232    103     129       52      51       26
Other interest-earning assets    7,099     4,855     2,244     2.01  5.97      36     74     (38)      34     (49)     (23)
                              --------  --------   -------     ----  ----  ------ ------  ------   ------   -----     ----
   Total earning assets        348,287   262,402    85,885     7.29  6.46   6,402  4,270  $2,132    1,487     477      168
                              --------  --------   -------
Reserve for loan losses         (5,384)   (6,632)    1,248
Cash and due from banks          5,354     5,958      (604)
Intangible assets                  252        --       252
Other assets                    14,123    18,778    (4,655)
                              --------  --------   -------
   Total assets               $362,632  $280,506   $82,126
                              ========  ========   =======

NOW and money market deposits $ 71,232  $ 57,534   $13,698     3.40  2.09     610    302     308       72     191       45
Savings deposits                14,198    17,489    (3,291)    1.59  1.36      57     60      (3)     (11)     10       (2)
Time deposits                  187,504   114,945    72,559     4.83  3.37   2,284    976   1,308      616     424      268
Borrowings                      36,454    36,436        18     5.44  4.62     500    425      75        0      75        0
                              --------  --------   -------     ----  ----  ------ ------  ------   ------   -----     ----
   Total interest-bearing
      liabilities              309,388   226,404    82,984     4.43  3.09   3,451  1,763   1,688      677     700      311
                              --------  --------   -------
Demand deposits                 23,674    21,229     2,445
Other liabilities                1,529     4,761    (3,232)
Shareholders' equity            28,041    28,112       (71)
                              --------  --------   -------
   Total liabilities and
      shareholders' equity    $362,632  $280,506   $82,126
                              ========  ========   =======
Rate spread                                                    2.87% 3.37%
                                                               ----  ----  ------ ------  ------   ------   -----     ----
Net interest margin/revenue                                    3.36  3.79% $2,951 $2,507  $  444   $  810   $(223)   $(143)
                                                               ====  ====  ====== ======  ======   ======   =====     ====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Interest income on loans includes loan fees.

                                                                      NINE MONTHS ENDED
                              ------------------------------------------------------------------------------------------------
                                     AVERAGE BALANCES                                                   2006-2005
                              ------------------------------ AVERAGE RATES     INTEREST    -----------------------------------
                                 September 30,               September 30,  September 30,   Income/                     Rate/
                              ------------------   Increase/ ------------- ---------------  Expense  Volume    Rate    Volume
(dollars in thousands)          2006      2005    (Decrease)   2006  2005    2006    2005  Variance Variance Variance Variance
                              --------  --------  ----------   ----  ----  ------- ------- -------- -------- -------- --------
Loans (1,2)                   $271,351  $202,381   $68,970     7.83% 6.94% $15,891 $10,501  $5,390   $3,579   $1,351   $ 460
Taxable securities              31,949    43,304 (  11,355)    3.57  3.64      852   1,178    (326)    (309)     (23)      6
Nontaxable securities            2,104     3,674    (1,570)    5.53  4.59       87     126     (39)     (54)      26     (11)
Federal funds sold              12,467    11,905       562     4.92  2.86      459     254     205       12      184       9
Other interest-earning assets    6,208     6,789      (581)    3.73  4.24      173     216     (43)     (18)     (27)      2
                              --------  --------   -------     ----  ----  ------- -------  ------   ------   ------   -----
   Total earning assets        324,079   268,053    56,026     7.20  6.12   17,462  12,275   5,187    3,210    1,511     466
                              --------  --------   -------
Reserve for loan losses         (5,618)   (6,773)    1,155
Cash and due from banks          5,880     5,392       488
Intangible assets                  285       362       (77)
Other assets                    17,020    17,944      (924)
                              --------  --------   -------
   Total assets               $341,646  $284,978   $56,668
                              ========  ========   =======

NOW and money market deposits $ 69,718  $ 54,537   $15,181     3.13  1.78    1,633     725     908      202      552     154
Savings deposits                14,721    18,054    (3,333)    1.39  1.19      153     161      (8)     (30)      27      (5)
Time deposits                  168,979   115,854    53,125     4.55  3.21    5,754   2,780   2,974    1,275    1,165     534
Borrowings                      36,827    42,038    (5,211)    4.92  4.80    1,355   1,509    (154)    (187)      38      (5)
                              --------  --------   -------     ----  ----  ------- -------  ------   ------   ------   -----
   Total interest-bearing
      liabilities              290,245   230,483    59,762     4.10  3.00    8,895   5,175   3,720    1,260    1,782     678
                              --------  --------   -------
Demand deposits                 21,053    20,598       455
Other liabilities                2,908     4,679    (1,771)
Shareholders' equity            27,440    29,218    (1,778)
                              --------  --------   -------
   Total liabilities and
      shareholders' equity    $341,646  $284,978   $56,668
                              ========  ========   =======
Rate spread                                                    3.11% 3.12%
                                                               ----  ----  ------- -------  ------   ------   ------   -----
Net interest margin/revenue                                    3.53% 3.54% $ 8,567 $ 7,100  $1,467   $1,950   $ (271)  $(212)
                                                               ====  ====  ======= =======  ======   ======   ======   =====

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)  Interest income on loans includes loan fees.

PROVISION FOR LOAN LOSSES

The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. In recognition of the improved credit quality, the Corporation reduced its loan loss reserve by $600,000 in the first quarter of 2006. There was no provision for loan losses in the second or third quarter of 2006. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

OTHER INCOME

Other income decreased by $.102 million for the nine months ended September 30, 2006, compared to the nine months ended September 30, 2005. The Corporation recorded a $.098 million net security gain in the second quarter of 2005. Service fees decreased $.105 million in the first nine months of 2006, while loan and lease fees increased $.047 million, gains on sales of loans increased $.112 million, and other noninterest income decreased $.059 million. The decline in service fees is primarily due to the introduction of new "no fee" deposit products in an attempt to stimulate growth in transactional account deposits. In the third quarter of 2006, the Corporation recognized $.066 million of revenue due to mortgage loans produced and sold in the secondary market. Other noninterest income was positively impacted in the first nine months of 2006 from a gain due to foreign currency transactions which amounted to $.035 million.

Management does not expect noninterest income to grow significantly in the near future, but is currently exploring several noninterest income expansion opportunities.

The following table details noninterest income for the three and nine months ended September 30, 2006 and 2005 (dollars in thousands):

                             Three Months Ended                Nine Months Ended
                                September 30,     % Increase     September 30,     % Increase
                             ------------------   (Decrease)   -----------------   (Decrease)
                                 2006   2005       2006-2005      2006   2005       2006-2005
                                 ----   ----      ----------      ----   ----      ----------
Service fees                     $133   $137         (2.9)        $365   $470        (22.3)
Loan and lease fees                23      5        360.0           58     11        427.3
Net gains on sale of loans         66     17        288.2          149     37        302.7
Other                              19     96        (80.2)         135    194        (30.4)
                                 ----   ----        -----         ----   ----        -----
   Subtotal                       241    255         (5.5)         707    712         (0.7)
                                 ----   ----        -----         ----   ----        -----
Net securities gains               (1)    (1)       100.0           (1)    96        100.0
                                 ----   ----        -----         ----   ----        -----
   Total other income            $240   $254         (5.5)        $706   $808        (12.6)
                                 ====   ====        =====         ====   ====        =====

OTHER EXPENSES

Other expenses decreased $5.225 million for the nine months ended September 30, 2006, compared to the same period in 2005. The prepayment penalty on FHLB borrowings incurred by the Corporation in the first quarter of 2005 amounted to $4.320 million and was the primary reason for the decrease. Salaries, commissions, and related benefits decreased modestly, during the first nine months of 2006, compared to the first nine months of 2005. The Corporation adopted SFAS No. 123 ("Share Based Payments") in 2006 which requires certain compensation related to the issuance of stock options. The 2006 expense amounted to $234,000 which is included in salaries and benefits. The $.214 million decrease in data processing costs is the result of a full systems conversion which occurred in the fourth quarter of 2005. The increase of $.195 million in occupancy was due primarily to the opening of a new full service branch office in January of 2006. The $.390 million decrease in loan and deposit expense is due in large part to the reduction in FDIC insurance premiums, which amounted to $.299 million in the first nine months of 2005, compared to $.076 million in 2006, a reduction of $.223 million. This reduction in premium was due to the improved capital position of the Bank which resulted in the removal of the Cease and Desist Order in the first quarter of 2005. In the first nine months of 2006, the Corporation incurred approximately $400,000 in legal costs to pursue legal action against the Corporation's former accountants. The remaining expected cost on pursuit of this lawsuit is estimated at $250,000. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not negatively impact service quality and employee morale.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

The following table details noninterest expense for the three and nine months ended September 30, 2006 and September 30, 2005 (dollars in thousands):

                                           Three Months Ended                Nine Months Ended
                                              September 30,     % Increase     September 30,     % Increase
                                           ------------------   (Decrease)   -----------------   (Decrease)
                                              2006     2005     2006-2005%     2006      2005    2006-2005%
                                             ------   ------    ----------    ------   -------   ----------
Salaries and employee benefits               $1,487   $1,555       (4.4)      $4,577   $ 4,665      (1.9)
Occupancy                                       333      275       21.1          943       430     119.3
Furniture and equipment                         159      133       19.5          469       748     (37.3)
Data processing                                 176      234      (24.8)         512       726     (29.5)
Accounting, legal and consulting fees           341      204       67.2          955       750      27.3
Loan and deposit                                 78      153      (49.0)         306       696     (56.0)
Telephone                                        55       66      (16.7)         156       203     (23.2)
Advertising                                      70      314      (77.7)         247       696     (64.5)
Penalty on prepayment of FHLB borrowings         --       --         --           --     4,320        NM
Other                                           303      345      (12.2)         854     1,010     (15.4)
                                             ------   ------      -----       ------   -------     -----
   Total other expense                       $3,002   $3,279       (8.4)      $9,019   $14,244     (36.7)
                                             ======   ======      =====       ======   =======     =====

FEDERAL INCOME TAXES

There was no current tax provision for the first and second quarter of 2006 and 2005. The Corporation recorded a $25,000 federal tax benefit in the second quarter of 2006 due to a refund from a prior year tax return. In the third quarter of 2006, the Corporation recorded a $500,000 deferred tax benefit. This deferred benefit recognized a portion of the NOL carryforward. The Corporation has approximately $35.3 million of NOL carryforward along with various tax credit carryforwards of $2.1 million. The NOL and tax credit carryforward benefit is dependent upon the future profitability of the Corporation. The Corporation will reevaluate these deferred items in future periods to determine whether or not recognition of all or a portion of the benefit is appropriate in accordance with FASB Statement No. 109, "Accounting for Income Taxes."

LIQUIDITY

During the first nine months of 2006, the Corporation increased cash and cash equivalents by $9.543 million. As shown on the Corporation's condensed consolidated statement of cash flows, liquidity was primarily impacted from growth in loans funded by deposits. In the first nine months of 2006, the Corporation funded loan growth of $52.843 million with deposit growth, the total of which amounted to $60.862 million. The excess deposit growth resulted in an increase in federal funds balances in addition to providing funds for general purposes.

It is anticipated that during the remainder of 2006, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CD's.

The Corporation's parent company is dependent upon its primary operating subsidiary, the Bank, for sources of cash to fund its operating needs. At September 30, 2006, the Corporation's parent had a balance of $.559 million in cash and cash equivalents. The corporation established a $6 million line of credit with a correspondent bank in the second quarter of 2006. The Corporation has borrowed $1.9 million on this line which it infused into the Bank for capital. This line of credit will provide additional resources necessary to provide additional capital infusions to the Bank if needed.

The Corporation's liquidity plan for 2006 includes strategies to increase core deposits in the Corporation's local markets. The Corporation continually reviews its existing deposit products and pricing of these products, with a goal of increasing core deposits to reduce the dependency on noncore, out of market, deposits. The Corporation's liquidity plan for 2006 calls for augmenting local deposit growth efforts with brokered CD funding, to the extent necessary. The Corporation also has Bank borrowing lines at correspondent banks to provide additional sources of liquidity.

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

CAPITAL AND REGULATORY

During the first nine months of 2006, capital increased by $1.638 million, largely due to net income of $1.378 million. This compares to a decrease in tangible capital during the same period in the previous year of $1.280 million, resulting primarily from a net loss of $6.336 million. The increase in 2006 is comprised of net income, contributed capital of $.078 million in recognition of stock option expense, a decrease in intangible assets and increased by a $.258 million change in the market value of securities.

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

The following table details sources of capital for the periods indicated (dollars in thousands):

                                            September 30,   December 31,   September 30,
                                                 2006           2005            2005
                                            -------------   ------------   -------------
CAPITAL STRUCTURE
Long-term debt                                $     --        $     --       $     --
Shareholders' equity                            28,226          26,588         27,900
                                              --------        --------       --------
Total capitalization                          $ 28,226        $ 26,588       $ 27,900
                                              --------        --------       --------
Tangible capital                              $ 27,989        $ 26,258       $ 27,538
                                              --------        --------       --------
INTANGIBLE ASSETS
Core deposit premium                          $    237        $    330       $    362
Other identifiable intangibles                      --              --
                                              --------        --------       --------
Total intangibles                             $    237        $    330       $    362
                                              --------        --------       --------
REGULATORY CAPITAL
Tier 1 capital:
   Shareholders' equity                       $ 28,226        $ 26,588       $ 27,900
Net unrealized (gains) losses on
   available for sale securities                   337             363             78
   Less: intangibles                              (237)           (330)          (362)
                                              --------        --------       --------
      Total Tier 1 capital                    $ 28,326        $ 26,621       $ 27,616
                                              --------        --------       --------
Tier 2 Capital:
   Allowable reserve for loan losses          $  3,800        $  3,184       $  2,912
   Qualifying long-term debt                        --              --             --
                                              --------        --------       --------
      Total Tier 2 capital                       3,800           3,184          2,912
                                              --------        --------       --------
      Total capital                           $ 32,126        $ 29,805       $ 30,528
                                              ========        ========       ========
Risk-adjusted assets                          $302,523        $251,796       $229,245
                                              ========        ========       ========
Capital ratios:
   Tier 1 Capital to average assets               7.81%           9.23%          9.86%
   Tier 1 Capital to risk weighted assets         9.36%          10.57%         12.05%
   Total Capital to risk weighted assets         10.62%          11.84%         13.32%

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                            OF OPERATIONS (Continued)

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

                                                     Tier 1         Tier 1          Total
                                                   Capital to     Capital to      Capital to
                                                     Average    Risk-Weighted   Risk-Weighted
                                                     Assets         Assets          Assets
                                                   ----------   -------------   -------------
Regulatory minumum for capital adequacy purposes       4.0%           4.0%            8.0%
The Corporation:
   September 30, 2006                                 7.81%          9.36%          10.62%
   December 31, 2005                                  9.23%         10.57%          11.84%
The Bank:
   September 30, 2006                                 8.15%          9.86%          11.11%
   December 31, 2005                                  8.80%         10.09%          11.35%

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

The Corporation also has $35.954 million of federal agency securities with an average life of less than one year. The maturity of these investments in the near term will provide opportunities for enhancing portfolio yields.

The Corporation also has federal funds sold to correspondent banks, as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

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

                         MACKINAC FINANCIAL CORPORATION
 ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)

The following is the Corporation's opportunities at September 30, 2006 (dollars in thousands):

                                               1-90     91 - 365     >1-5     Over 5
                                               Days       Days      Years     Years      Total
                                             --------   --------   -------   -------   --------
Interest-earning assets:
   Loans                                     $151,162    $18,217   $43,875   $79,360    292,614
   Securities                                   3,495     22,459    10,000       175     36,129
   Other (1)                                   12,838         --        --     4,152     16,990
                                             --------   --------   -------   -------   --------
   Total interest-earning assets              167,495     40,676    53,875    83,687    345,733
                                             --------   --------   -------   -------   --------
Interest-bearing obligations:
   NOW, Money Market, and Savings deposits     87,712         --        --        --     87,712
   Time deposits                               50,719     60,639    14,953       771    127,082
   Brokered CD's                               11,742     44,048        --        --     55,790
   Borrowings                                  21,348         --        --    16,959     38,307
                                             --------   --------   -------   -------   --------
   Total interest-bearing obligations         171,521    104,687    14,953    17,730    308,891
                                             --------   --------   -------   -------   --------
Gap                                          $ (4,026)  $(64,011)  $38,922   $65,957   $ 36,842
                                             ========   ========   =======   =======   ========
Cumulative gap                               $ (4,026)  $(68,037)  $29,115   $36,842
                                             ========   ========   =======   =======

(1)  Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2006, the Corporation had a cumulative liability sensitivity gap position of $68.037 million within the one-year time frame. The Corporation's cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decreased in the next twelve months, the above GAP position suggests the Corporation's net interest income would increase.

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

The increase in the gap liability position from December 31, 2005 to September 30, 2006 resulted from the use of short term liabilities to fund loan growth. This was done in order to reduce interest rate risk and better match assets and liabilities. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of noncontractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

The borrowings in the gap analysis include FHLB advances some of which are fixed-rate advances. These fixed rate advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. In the second quarter of 2006 the FHLB "put" $10 million of the borrowings to the Corporation, which were then converted to variable pricing. Early in July an additional $10 million of FHLB borrowings was converted. The exercise of this conversion feature on the remaining borrowings by the FHLB would impact the repricing dates currently assumed in the analysis.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking office in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. The Corporation entered into a term loan payable in Canadian dollars during the first quarter of 2005 in order to offset the foreign exchange exposure due to an asset sensitive position. As of September 30, 2006, the Corporation had excess Canadian assets of $.218 million (or $.195 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

OFF-BALANCE-SHEET RISK

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. The Corporation currently does not enter into futures, forwards, swaps or options. However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve, to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the condensed consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

There was no change in the Corporation's internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation's fiscal quarter ended September 30, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation's internal control over financial reporting.

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

On April 19, 2004, the Court entered an Order Granting Stipulation to Grant Plaintiff Leave to File Amended Complaint and to Grant Related Relief to All Parties. On May 14, 2004, the plaintiff filed an Amended Complaint and, thereafter, all Defendants timely filed Answers to the Amended Complaint. In its Answer, the Corporation averred that the plaintiff's claims are asserted for and on behalf of the Corporation that the plaintiff does not assert any claims against the Corporation and, therefore, the Corporation properly should be realigned as a plaintiff in the action.

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

                         MACKINAC FINANCIAL CORPORATION
                     PART II. OTHER INFORMATION (Continued)

Litigation of the types involved in the actions described above can be complex, time-consuming, and often protracted. The Corporation has incurred substantial expense for legal and other professional fees as a result of these actions. The Corporation anticipates that it will incur additional such expenses in connection with the two actions described above. The Corporation does not believe that legal costs associated with the Damon action noted above will be material for 2006. The Corporation incurred and expensed $400,000 of legal costs related to this case in the first nine months of 2006. The Corporation's future costs of this lawsuit are not expected to exceed $250,000, most of which will be expensed in the 2006 fourth quarter. These fourth quarter costs will carry the lawsuit through the trial, if necessary.

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

                                        MACKINAC FINANCIAL CORPORATION
                                        (Registrant)


Date: November 14, 2006                 By: /s/ Paul D. Tobias
                                            ------------------------------------
                                            PAUL D. TOBIAS,
                                            CHAIRMAN
                                            (principal executive officer)


                                        By: /s/ Ernie R. Krueger
                                            ------------------------------------
                                            ERNIE R. KRUEGER,
                                            SVP/CHIEF FINANCIAL OFFICER
                                            (principal accounting officer)

                                  Exhibit Index

Exhibit No.                           Exhibit Description
-----------                           -------------------
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

Exhibit 32.2   Section 1350 Certification of Chief Financial Officer