Form 10-K
period 2006-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2007-03-30
CIK 36506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-20167
MACKINAC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2062816
(State of other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

130 South Cedar Street, Manistique, Michigan	49854
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (888) 343-8147
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐           Accelerated filer ☐           Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $10.27 as of
June 30, 2006, was $14.2 million. As of March 27, 2007, there were outstanding, 3,428,695 shares of the Corporation’s Common Stock (no par value).
Documents Incorporated by Reference:
Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006, are incorporated by reference into Parts I and II of this Report.
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 23, 2007, are incorporated by reference into Part III of this Report.

PART I
ITEM 1. BUSINESS
Mackinac Financial Corporation (the “Corporation”) was incorporated under the laws of the state of Michigan on December 16, 1974. The Corporation changed its name from “First Manistique Corporation” to “North Country Financial Corporation” on April 14, 1998. On December 16, 2004, the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation. The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”). The Corporation also owns three non-bank subsidiaries: First Manistique Agency, presently inactive; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities. The Bank also has four non-bank subsidiaries: NCB Real Estate Company, which owns real estate used by the Bank; mBank Mortgage Company, LLC, an entity engaged in the business of mortgage lending and brokering; and mBank Employee Services, LLC, a company that leases employees to mBank. The Bank represents the principal asset of the Corporation. The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.
The Corporation became a registered bank holding company under the Bank Holding Company Act of 1956, as amended, on April 1, 1976, when it acquired First Northern Bank and Trust (“First Northern”). On May 1, 1986, Manistique Lakes Bank merged with First Northern. The Corporation acquired all of the outstanding stock of the Bank of Stephenson on February 8, 1994, in exchange for cash and common stock. The Bank of Stephenson was operated as a separate banking subsidiary of the Corporation until September 30, 1995, when it was merged into First Northern. First Northern acquired Newberry State Bank on December 8, 1994, in exchange for cash. On September 15, 1995, First Northern acquired the fixed assets and assumed the deposits of the Rudyard branch of First of America Bank, in exchange for cash. The Corporation acquired all of the outstanding stock of South Range State Bank (“South Range”) on January 31, 1996, in exchange for cash and notes. On August 12, 1996, First Northern and South Range changed their names to North Country Bank and Trust and North Country Bank, respectively. On February 4, 1997, the Corporation acquired all of the outstanding stock of UP Financial Inc., the parent holding company of First National Bank of Ontonagon (“Ontonagon”). Ontonagon was merged into North Country Bank. North Country Bank was operated as a separate banking subsidiary of the Corporation until March 10, 1998, when it was merged into North Country Bank and Trust. On June 25, 1999, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Kaleva and Mancelona branches of Huntington National Bank in exchange for cash. On July 23, 1999, North Country Bank and Trust sold the fixed assets and deposits of the Rudyard and Cedarville branches to Central Savings Bank in exchange for cash.
On January 14, 2000, North Country Bank and Trust sold the fixed assets and deposits of the Garden branch to First Bank, Upper Michigan in exchange for cash. On June 16, 2000, North Country Bank and Trust acquired the fixed assets and assumed the deposits of the Glen Arbor and Alanson branches of Old Kent Bank, in exchange for cash. On July 13, 2001, North Country Bank and Trust sold the fixed assets and deposits of the St. Ignace and Mackinac Island branches to Central Savings Bank in exchange for cash. On November 9, 2001, North Country Bank and Trust sold the fixed assets and deposits of the Curtis and Naubinway branches to State Savings Bank in exchange for cash. On November 22, 2002, North Country Bank and Trust sold the fixed assets and deposits of the Menominee branch to Stephenson National Bank and Trust in exchange for cash. During 2003, the Bank closed branch locations at Glen Arbor, Ishpeming, L’Anse, and Petoskey.
In 2004, the Bank sold the fixed assets and deposits of the Mancelona and Alanson branches to First Federal of Northern Michigan in exchange for cash, the fixed assets and deposits of the Munising branch to People’s State Bank in exchange for cash, and the fixed assets and deposits of the Iron Mountain and Escanaba branches to the State Bank of Escanaba in exchange for cash. The Bank also closed the branch locations of Boyne City, Cadillac, Calumet, Sault Ste. Marie Cascade, and one of its branch locations in Traverse City.
The Bank currently has 9 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan’s Lower Peninsula. The Bank maintains offices in Antrim, Chippewa, Emmet, Grand Traverse, Houghton, Luce, Manistee, Marquette, Menominee, Oakland, Ontonagon, Otsego, and Schoolcraft Counties. The Bank provides drive-in convenience at 10 branch locations and has 10 automated teller machines. The Bank has no foreign offices.
The Corporation is headquartered and located in Manistique, Michigan. The mailing address of the Corporation is 130 South Cedar Street, Manistique, Michigan 49854.
Operations
The principal business the Corporation is engaged in, through the Bank, is the general commercial banking business, providing a full range of loan and deposit products. These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing. Funds for the Bank’s operation are also provided by brokered deposits and through borrowings from the Federal Home Loan Bank (“FHLB”) system, proceeds from the sale of loans and mortgage-backed and other securities, funds from repayment of outstanding loans and earnings from operations. Earnings depend primarily upon the difference between (i) revenues from loans, investments, and other interest-bearing assets and (ii) expenses incurred in payment of interest on deposit accounts and borrowings, maintaining an adequate allowance for loan losses, and general operating expenses.
Competition
Banking is a highly competitive business. The Bank competes for loans and deposits with other banks, savings and loan associations, credit unions, mortgage bankers, and investment firms in the scope and type of services offered, pricing of loans, interest rates paid on deposits, and number and location of branches, among other things. The Bank also faces competition for investors’ funds from mutual funds and corporate and government securities.
The Bank competes for loans principally through interest rates and loan fees, the range and quality of the services it provides and the locations of its branches. In addition, the Bank actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts, and other services.

Employees
As of December 31, 2006, the Corporation and its subsidiaries employed, in the aggregate, 105 employees equating to 99 full-time equivalents. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation and management believes that its relationship with its employees is satisfactory.
Business
The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate – operators of nonresidential buildings industry. This concentration represented $44.308 million or 19.63% of the commercial loan portfolio at December 31, 2006. The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank’s market areas is affected by summer and winter tourism activities.
The Bank also offers various consumer loan products including installment, mortgages and home equity loans. In addition to making consumer portfolio loans, the Bank engages in the business of making residential mortgage loans for sale to the secondary market.
Prior to March of 2003, the Corporation financed commercial and governmental leases throughout the country. These leases were originated by the Corporation’s subsidiary North Country Financial Group. In March 2003, the Corporation ceased the operations of this subsidiary and subsequently dissolved it on December 31, 2005. The Corporation may pursue new lease opportunities through unrelated entities, where the credit quality and rate of return on the transactions for its current business strategies. The Bank accounts for lease transactions as loans.
The Bank’s primary source for lending, investments, and other general business purposes is deposits. The Bank offers a wide range of interest bearing and non-interest bearing accounts, including commercial and retail checking accounts, negotiable order of withdrawal (“NOW”) accounts, money market accounts with limited transactions, individual retirement accounts, regular interest-bearing statement savings accounts, certificates of deposit with a range of maturity date options, and accessibility to a customer’s deposit relationship through online banking. The sources of deposits are residents, businesses and employees of businesses within the Bank’s market areas, obtained through the personal solicitation of the Bank’s officers and directors, direct mail solicitation and limited advertisements published in the local media. The Bank also utilizes the wholesale deposit market for any shortfalls in loan funding. No material portions of the Bank’s deposits have been received from a single person, industry, group, or geographical location.
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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured lines totaled $14.875 million at December 31, 2006, with an additional $9.066 million available if collateralized.
As of December 31, 2006, the Bank had no material risks relative to foreign sources. See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Corporation’s 2006 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.
Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank’s capital expenditures, earnings, or competitive position.
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
Federal banking regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums. The current guidelines require all bank holding companies and federally-regulated banks to maintain a minimum risk-based total capital ratio equal to 8%, of which at least 4% must be Tier 1 capital. Tier 1 capital includes common shareholders’ equity, qualifying perpetual preferred stock, and minority interests in equity accounts of consolidated subsidiaries, but excludes goodwill and most other intangibles and excludes the allowance for loan and lease losses. Tier 2 includes the excess of any preferred stock not included in Tier 1 capital, mandatory convertible securities, hybrid capital instruments, subordinated debt and intermediate term-preferred stock, and general reserves for loan and lease losses up to 1.25% of risk-weighted assets.

FDICIA contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.
In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institutions is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets. The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.
Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
Current federal law provides that adequately capitalized and managed bank holding companies from any state may acquire banks and bank holding companies located in any other state, subject to certain conditions.
In 1999, Congress enacted the Gramm-Leach-Bliley Act (“GLBA”), which eliminated certain barriers to and restrictions on affiliations between banks and securities firms, insurance companies and other financial service organizations. Among other things, GLBA repealed certain Glass-Steagall Act restrictions on affiliations between banks and securities firms, and amended the BHCA to permit bank holding companies that qualify as “financial holding companies” to engage in a broad list of “financial activities,” and any non-financial activity that the Federal Reserve Board, in consultation with the Secretary of the Treasury, determines is “complementary” to a financial activity and poses no substantial risk to the safety and soundness of depository institutions or the financial system. GLBA treats lending, insurance underwriting, insurance company portfolio investment, financial advisory, securities underwriting, dealing and market-making, and merchant banking activities as financial in nature for this purpose.
Under GLBA, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements. The Corporation does not qualify as a financial holding company at this time.

Privacy Restrictions
GLBA, in addition to the previous described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards. The Corporation believes that it complies with all provisions of GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.
The USA PATRIOT Act
In 2001, Congress enacted the Uniting and Strengthening American by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.
Sarbanes-Oxley Act
On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This new legislation addresses accounting oversight and corporate governance matters, including:
▪	The creation of a five-member oversight board that will set standards for accountants and have investigative and disciplinary powers;

▪	The prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

▪	Increased penalties for financial crimes;

▪	Expanded disclosure of corporate operations and internal controls and certification of financial statements;

▪	Enhanced controls on, and reporting of, insider training; and

▪	Prohibition on lending to officers and directors of public companies, although the Bank may continue to make these loans within the constraints of existing banking regulations.
Among other provisions, Section 302(a) of the Sarbanes-Oxley Act requires that our Chief Executive Officer and Chief Financial Officer certify that our quarterly and annual reports do not contain any untrue statement or omission of a material fact. Specific requirements of the certifications include having these officers confirm that they are responsible for establishing, maintaining and regularly evaluating the effectiveness of our disclosure controls and procedures; they have made certain disclosures to our auditors and Audit Committee about our internal controls; and they have included information in our quarterly and annual reports about their evaluation and whether there have been significant changes in our internal controls or in other factors that could significantly affect internal controls subsequent to their evaluation.

In addition, Section 404 of the Sarbanes-Oxley Act and the SEC’s rules and regulations thereunder require our management to evaluate, with the participation of our principal executive and principal financial officers, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting. Our management must then provide a report of management on our internal over financial reporting that contains, among other things, a statement of their responsibility for establishing and maintaining adequate internal control over financial reporting, and a statement identifying the framework they used to evaluate the effectiveness of our internal control over financial reporting.
Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
Monetary Policy
The earnings and business of the Corporation and the Bank depends on interest rate differentials. In general, the difference between the interest rates paid by the Bank to obtain its deposits and other borrowings, and the interest rates received by the Bank on loans extended to its customers and on securities held in the Bank’s portfolio, comprises the major portion of the Bank’s earnings. These rates are highly sensitive to many factors that are beyond the control of the Bank, and accordingly, its earnings and growth will be subject to the influence of economic conditions, generally, both domestic and foreign, including inflation, recession, unemployment, and the monetary policies of the Federal Reserve Board. The Federal Reserve Board implements national monetary policies designed to curb inflation, combat recession, and promote growth through, among other means, its open-market dealings in US government securities, by adjusting the required level of reserves for financial institutions subject to reserve requirements, through adjustments to the discount rate applicable to borrowings by banks that are members of the Federal Reserve System, and by adjusting the Federal Funds Rate, the rate charged in the interbank market for purchase of excess reserve balances. In addition, legislative and economic factors can be expected to have an ongoing impact on the competitive environment within the financial services industry. The nature and timing of any future changes in such policies and their impact on the Bank cannot be predicted with certainty.
Selected Statistical Information
I. Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential
The key components of net interest income, the daily average balance sheet for each year – including the components of earning assets and supporting obligations – the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption

“Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
II. Investment Portfolio
          A. Investment Portfolio Composition
The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2006	2005	2004
U.S. Agencies	$32,176	$30,354	$21,843
State and political subdivisions	593	3,856	4,029
Corporate securities	—	—	681
Mortgage-related securities	—	—	30,522

TOTAL	$32,769	$34,210	$57,075

          B. Relative Maturities and Weighted Average Interest Rates
The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2006 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	year or less	five years	ten years	10 years	TOTAL	Yield (1)
U.S. Agencies	$23,374	$8,802	$—	$—	$32,176	3.68%
State and political subdivisions	—	—	593	—	593	3.68%

TOTAL	$23,374	$8,802	$593	$—	$32,769

Weighted average yield (1)	3.73%	3.54%	3.68%	—%	3.68%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio
          A. Type of Loans
The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Commercial real estate	$154,332	$118,637	$105,619	$161,976	$234,618
Commercial, financial and agricultural	71,385	56,686	47,446	80,988	117,309
One to four family residential real estate	58,014	44,660	45,292	51,120	74,366
Construction	36,009	17,503	3,096	567	3,044
Consumer	2,841	2,285	2,379	3,195	5,706

TOTAL	$322,581	$239,771	$203,832	$297,846	$435,043

Included in loan totals for December 31, 2006, 2005, and 2004, are $-0- million, $-0- million, and $3.0 million of loans to Canadian obligors. To the extent the Corporation utilizes lease financing for its customers, the leases are accounted for as loans.
          B. Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2006, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total
In one year or less:
Variable interest rates	$28,024	$29,480	$12,682	$548	$8,896	$79,630
Fixed interest rates	4,145	6,160	1,823	187	2,484	14,799

After one year but within five years:
Variable interest rates	56,637	14,561	3,621	—	12,828	87,647
Fixed interest rates	48,158	9,886	8,535	2,056	3,598	72,233

After five years:
Variable interest rates	13,996	935	26,168	—	7,984	49,083
Fixed interest rates	3,372	10,363	5,185	50	219	19,189

TOTAL	$154,332	$71,385	$58,014	$2,841	$36,009	$322,581

          C. Risk Elements
The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Nonaccrual loans	$2,899	$15	$4,307	$38,660	$26,814

Interest income that would have been recorded for nonaccrual loans under original terms	114	134	803	2,793	1,653

Interest income recorded during period for nonaccrual loans	7	78	1,053	1,307	1,120

Accruing loans past due 90 days or more	40	99	—	241	401

Restructured loans not included above	—	—	—	7,181	11,155
IV. Summary of Loan Loss Experience
          A. Analysis of the Allowance for Loan Losses
Changes in the allowance for loan losses arise from loans charged off, recoveries on loans previously charged off by loan category, and additions to the allowance for loan losses through provisions charged to expense. Factors which influence management’s judgment in determining the provision for loan losses include establishing specified loss allowances for selected loans (including large loans, nonaccrual loans, and problem and delinquent loans) and consideration of historical loss information and local economic conditions.

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2006	2005	2004	2003	2002
Balance of allowance for loan losses at beginning of period	$6,108	$6,966	$22,005	$24,908	$10,444

Loans charged off:
Commercial, financial, and agricultural	199	448	10,187	5,068	11,925
Real estate — construction	—	—	—	—	—
Real estate — mortgage	88	493	3,118	1,683	504
Consumer	45	51	2,453	205	141

Total loans charged off	332	992	15,758	6,956	12,570

Recoveries of loans previously charged off:
Commerical, financial, and agricultural	53	102	312	2,926	314
Real estate — construction	—	—	—	—	—
Real estate — mortgage	13	23	148	931	3
Consumer	25	9	259	196	59

Total recoveries	91	134	719	4,053	376

Net loans charged off	241	858	15,039	2,903	12,194
Provisions charged to expense	(861)	—	—	—	26,658

Balance at end of period	$5,006	$6,108	$6,966	$22,005	$24,908

Average loans outstanding	301,508	207,928	244,730	361,144	484,889

Ratio of net charge-offs during period to average loans outstanding	.08%	.41%	6.15%	.80%	2.51%

          B. Allocation of Allowance for Loan Losses
The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2006		2005		2004		2003		2002
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural	$3,600	71.9%	$1,492	24.4%	$1,419	20.4%	$11,222	51.0%	$22,703	91.2%

Real estate-construction	—	—	—	—	—	—	—	—	—	—

1-4 family residential real estate	23	.5%	17	.3%	97	1.4%	280	1.3%	280	1.1%

Consumer	—	—	—	—	—	—	—	—	—	—

Specific reserve on loans sold subsequent to year end	—	—	—	—	—	—	7,425	33.7%	—	—

Unallocated and general reserves	1,383	27.6%	4,599	75.3%	5,450	78.2%	3,078	14.0%	1,925	7.7%

TOTAL	$5,006	100.0%	$6,108	100.0%	$6,966	100.0%	$22,005	100.0%	$24,908	100.0%

V. Deposits
Deposit information is contained in Note 11 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
VI. Return on Equity and Assets
Selected financial data of the Corporation is contained in the Corporation’s 2006 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.
See Item 6 of this Form 10-K, “Selected Financial Data”
VII. Financial Instruments with Off-Balance Sheet Risk
Information relative to commitments, contingencies, and credit risk are discussed in Note 22 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2006 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES
The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.
The Bank conducts business from 13 offices at the following locations:

BIRMINGHAM	ONTONAGON
260 East Brown Street	601 River Street
Suite 300	Ontonagon, MI 49953
Birmingham, MI 48009	(906) 884-4115
Oakland County	Ontonagon County

GAYLORD	RIPLEY
1955 South Otsego Avenue	106 Royce Road
Gaylord, MI 49735	Hancock, MI 49930
(989) 732-3750	(906) 482-1269
Otsego County	Houghton County

KALEVA	SAULT STE. MARIE
14429 Wuoksi Avenue	138 Ridge Street
Kaleva, MI 49645	Sault Ste. Marie, MI 49783
(231) 362-3223	(906) 635-3992
Manistee County	Chippewa County

MANISTIQUE	SOUTH RANGE
130 South Cedar Street	47 Trimountain Avenue
Manistique, MI 49854	South Range, MI 49963
(906) 341-8401	(906) 482-1170
Schoolcraft County	Houghton County

MARQUETTE MAIN	STEPHENSON
300 North McClellan Street	S216 Menominee Street
Marquette, MI 49855	Stephenson, MI 49887
(906) 226-5000	(906) 753-2225
Marquette County	Menominee County

MARQUETTE PRESQUE ISLE	TRAVERSE CITY
1400 Presque Isle	3530 North Country Drive
Marquette, MI 49855	Traverse City, MI 49684
(906) 228-3640	(231) 929-5253
Marquette County	Grand Traverse County

NEWBERRY
414 Newberry Avenue
Newberry, MI 49868
(906) 293-5165
Luce County
All of the above locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 13 branch locations, 12 are owned and 1 is leased.

ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 22 of the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position
Paul D. Tobias	56	Chairman and Chief Executive Officer

Eliot R. Stark	54	Vice Chairman

Kelly W. George	39	President

Ernie R. Krueger	57	Executive Vice President/Chief Financial Officer
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2006 Annual Report to Shareholders, and is incorporated herein by reference.
The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. The Bank currently has a negative retained earnings position which precludes payment of dividends. The Bank, in order to pay dividends, would need to seek regulatory approval for the restatement of its equity to eliminate the negative retained earnings position. There were no dividends declared or paid in 2004, 2005 and 2006.

ITEM 6. SELECTED FINANCIAL DATA
Selected financial data of the Corporation is contained in the Corporation’s 2006 Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2006 Annual Report to Shareholders
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2006 Annual Report to Shareholders
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2006, 2005, and 2004, in the Corporation’s 2006 Annual Report to Shareholders.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no change in the Corporation’s independent public accountants since 2002. The change was reported on Form 8-Ks filed during 2002.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2006, an evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chairman and Chief Executive Officer, concluded that the Corporation’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings as of December 31, 2006.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2006, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION
The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 23, 2007, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to compensation of the Corporation’s executive officers and directors is contained under the captions “Remuneration of Directors” and “Executive Compensation,” in the Corporation’s Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management is contained under the caption “Beneficial Ownership of Common Stock” in the Corporation’s Proxy Statement and is incorporated herein by reference.
The following table provides information as of December 31, 2006, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

Number of securities
remaining available
		Weighted average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	446,417	$12.29	18,488

Equity compensation plans not approved by security holders	—	—	—

Total	446,417	$12.29	18,488

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
Information relating to certain relationships and related transactions is contained under the caption “Indebtedness of and Transactions With Management” in the Corporation’s Proxy Statement and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Corporation’s Proxy Statement and is incorporated herein by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2006, and 2005

(iii)	Consolidated Statements of Operations for the years ended December 31, 2006, 2005, and 2004

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2006, 2005, and 2004

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2006, 2005, and 2004

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document

3.1(a)	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

3.1(b)	Certificate of Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed December 15, 2004

Exhibit
Number	Document

3.2	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001

4.1	Amendment to Rights Agreement between the Corporation and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004

4.2	Amendment No. 2 to Rights Agreement, incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004

10.1	Stock Option Agreement dated June 10, 2005, between David C. Crimmins and Mackinac Financial Corporation incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed March 31, 2006

10.2	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006

10.3	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006

10.4	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006

10.5	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006

10.6	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006

10.7	Stock Option Agreement dated September 20, 2005, between

Exhibit
Number	Document

Robert H. Orley and Mackinac Financial Corporation incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006

10.8	Employment agreement dated August 10, 2004, between the Corporation and C. James Bess, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.9	Modification of Employment Agreement dated May 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q/A filed August 10, 2004

10.10	Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2005

10.11	First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2005

10.12	Employment Agreement dated August 10, 2004,, between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.13	Employment Agreement dated August 10, 2004 between the Corporation and Eliot R. Stark, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.14	Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed December 16, 2004

10.15	Employment agreement dated December 15, 2004, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.11 to the Corporation’s Form 10-K filed March 31, 2005

10.16	Employment Agreement dated December 14, 2004, between the Corporation and Kelly W. George, incorporated by

Exhibit
Number	Document

reference to Exhibit 10.12 to the Corporation’s Form 10-K filed March 31, 2005

10.17	Employment Agreement dated December 15, 2004, between the Corporation and David C. Crimmins, incorporated by reference to Exhibit 10.13 to the Corporation’s Form 10-K filed March 31, 2005

10.18	Form of Stock Option Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004

10.19	Form of Indemnity Agreement for the Corporation’s Directors, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004

10.20	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004

10.21	Stock Option Plan, incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held April 21, 1994

10.22	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.23	North Country Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.24	North Country Financial Corporation 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999

10.25	North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000

Exhibit
Number	Document

10.26	North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999

10.27	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007

10.28	Amended and Restated Employment Agreement dated January 31, 2007, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007

10.29	Agreement dated February 5, 2007, between the Corporation and C. James Bess incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 8, 2007

10.30	Stock Option Agreement dated December 15, 2006 between the Corporation and L. Brooks Patterson

10.31	Stock Option Agreement dated December 15, 2006 between the Corporation and Kelly W. George

10.32	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger

10.33	Stock Option Agreement dated December 15, 2006 between the Corporation and David C. Crimmins

13	2006 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

14	Business Conduct and Code of Ethics Policy Dated December 2006

21	Subsidiaries of the Corporation

23.1	Consent of Independent Public Accountants — Plante & Moran, PLLC

23.2	Consent or Independent Public Accountants — Plante & Moran, PLLC

31	Rule 13(a) — 14 (a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2007.
MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias Paul D. Tobias
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2007, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.
          Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger

Paul D. Tobias – Chairman,	Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(chief financial officer)
(principal executive officer)

/s/ Eliot R. Stark	/s/ Joseph D. Garea

Eliot R. Stark – Vice Chairman & Director	Joseph D. Garea – Director

/s/ Walter J. Aspatore	/s/ Robert H. Orley

Walter J. Aspatore – Director	Robert H. Orley – Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson

Dennis B. Bittner – Director	L. Brooks Patterson – Director

/s/ Kelly W. George	/s/ Randolph C. Paschke

Kelly W. George – President & Director	Randolph C. Paschke – Director