Form 10-K/A
period 2006-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2007-04-04
CIK 36506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 1)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___to ___
Commission file number 0-20167
MACKINAC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State of other jurisdiction of incorporation or organization)	38-2062816 (I.R.S. Employer Identification No.)
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
Large accelerated filer ☐      Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐          No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $10.27 as of June 30, 2006, was $14.2 million. As of March 21, 2007, there were outstanding, 3,428,695 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:
Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2006, are incorporated by reference into Parts I and II of this Report.
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 24, 2007, are incorporated by reference into Part III of this Report.

EXPLANATORY NOTE
     Mackinac Financial Corporation is filing this Amendment No. 1 (this “Amendment”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2006, which was originally filed with the Securities and Exchange Commission on March 30, 2007 (the “Annual Report”) solely for the purpose of reflecting a change to the date of the annual meeting of shareholders from May 23, 2007 to May 24, 2007 on (i) the cover page of the Annual Report, (ii) in Item 10 of the Annual Report.
     This Amendment does not reflect events occurring after the filing of the Annual Report or modify or update this disclosures affected by subsequent events. Except as specifically provided in this Amendment, this Amendment continues to speak as of the date of the Annual Report, and does not modify, amend or update any other items or disclosures in the Annual Report, all such items or disclosures are unchanged and are not reproduced in this Amendment No. 1.

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION
The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 24, 2007, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report.
1.	Exhibits

Exhibit
Number	Document
31	Rule 13(a) — 14 (a) Certifications

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated April 4, 2007.

MACKINAC FINANCIAL CORPORATION
/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on April 4, 2007, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.
     Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger

Paul D. Tobias — Chairman,	Executive Vice President and Chief Financial
Chief Executive Officer, and Director	Officer
(principal executive officer)	(chief financial officer)

/s/ Eliot R. Stark	/s/ Joseph D. Garea

Eliot R. Stark — Vice Chairman	Joseph D. Garea — Director

/s/ Walter J. Aspatore	/s/ Robert H. Orley

Walter J. Aspatore — Director	Robert H. Orley — Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson

Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke

Kelly W. George — President, Director	Randolph C. Paschke — Director