Form 10-Q
period 2007-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2007-05-15
CIK 36506

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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
Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐      No ☐
As of April 30, 2007, there were outstanding 3,428,695 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

MACKINAC FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2007	2006	2006
	(unaudited)		(unaudited)
ASSETS

Cash and due from banks	$5,647	$4,865	$6,220
Federal funds sold	6,330	5,841	12,000

Cash and cash equivalents	11,977	10,706	18,220

Interest-bearing deposits in other financial institutions	856	856	853
Securities available for sale	28,511	32,769	34,140
Federal Home Loan Bank stock	3,794	3,794	4,855

Loans:
Commercial	261,246	261,726	212,052
Mortgage	54,204	58,014	50,119
Installment	2,971	2,841	2,300

Total Loans	318,421	322,581	264,471
Allowance for loan losses	(4,975)	(5,006)	(5,415)

Net loans	313,446	317,575	259,056

Premises and equipment	12,252	12,453	12,318
Other real estate held for sale	127	26	952
Other assets	4,681	4,612	4,197

TOTAL ASSETS	$375,644	382,791	$334,591

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$23,416	$23,471	$20,463
Interest-bearing deposits:
NOW and Money Market	70,558	73,188	67,467
Savings	13,488	13,365	15,304
CDs<$100,000	94,067	89,585	80,204
CDs>$100,000	24,475	23,645	15,246
Brokered	78,408	89,167	69,270

Total deposits	304,412	312,421	267,954

Borrowings	38,307	38,307	36,417
Other liabilities	2,993	3,273	3,047

Total liabilities	345,712	354,001	307,418

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding
Common stock and additional paid in capital — No par value
Authorized — 18,000,000 shares
Issued and outstanding — 3,428,695 shares	42,750	42,722	42,489
Accumulated deficit	(12,709)	(13,745)	(14,961)
Accumulated other comprehensive (loss)	(109)	(187)	(355)

Total shareholders’ equity	29,932	28,790	27,173

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$375,644	$382,791	$334,591

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,233	$4,499
Tax-exempt	171	194
Interest on securities:
Taxable	301	273
Tax-exempt	—	41
Other interest income	200	168

Total interest income	6,905	5,175

INTEREST EXPENSE:
Deposits	3,222	2,080
Borrowings	505	416

Total interest expense	3,727	2,496

Net interest income	3,178	2,679
Provision for loan losses	—	(600)

Net interest income after provision for loan losses	3,178	3,279

OTHER INCOME:
Service fees	161	111
Net gains on sale of secondary market loans	108	40
Proceeds from settlement of lawsuit	470	—
Other	174	65

Total other income	913	216

OTHER EXPENSE:
Salaries and employee benefits	1,738	1,594
Occupancy	334	317
Furniture and equipment	157	156
Data processing	171	154
Professional service fees	151	200
Loan and deposit	72	129
Telephone	58	49
Advertising	92	70
Other	283	328

Total other expenses	3,056	2,997

Income before provision for income taxes	1,035	498
Provision for (benefit of) income taxes	—	—

NET INCOME	$1,035	$498

INCOME PER COMMON SHARE:
Basic	$.30	$.15

Diluted	$.30	$.15

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Balance, beginning of period	$28,790	$26,588

Net income for period	1,035	498
Stock option compensation	30	79
Net unrealized gain on securities available for sale	77	8

Total comprehensive income	1,142	585

Balance, end of period	$29,932	$27,173

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,035	$498
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	199	243
(Gain) loss on sale of premises, equipment and other real estate	(5)	—
Stock option compensation	30	—
Provision for loan losses	—	(600)
Change in other assets	(92)	(134)
Change in other liabilities	(280)	(38)

Net cash (used in) provided by operating activities	887	(31)

Cash Flows from Investing Activities:
Net (increase) decrease in loans	4,028	(24,800)
Net (increase) decrease in interest-bearing deposits in other financial institutions	—	172
Purchase of securities available for sale	(13,564)	—
Proceeds from sales, maturities or calls of securities available for sale	17,940	70
Capital expenditures	(302)	(535)
Proceeds from sale of premises, equipment, and other real estate	291	—
Purchase of minority interest in subsidiary of bank	—	79

Net cash (used in) provided by investing activities	8,393	(25,014)

Cash Flows from financing activities:
Net increase (decrease) in deposits	$(8,009)	$35,322

Net cash (used in) provided by financing activities	(8,009)	35,322

Net increase in cash and cash equivalents	1,271	10,277
Cash and cash equivalents at beginning of period	10,706	7,943

Cash and cash equivalents at end of period	$11,977	$18,220

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,017	$2,382
Income taxes	—	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	109	7
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers. The “net” other income and other expenses was not changed due to these reclassifications.

Allowance for Loan Losses

The allowance for loan losses includes specific allowances related to commercial loans, which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Corporation continues to maintain a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. The allowance does not include the effects of expected losses related to future events or future changes in economic conditions. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectibility of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectibility.

In management’s opinion, the allowance for loan losses is adequate to cover probable losses relating to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio as of the balance sheet date.

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

5.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

made available for grant under these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation’s Board of Directors. Options to purchase shares of the Corporation’s stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of before tax compensation expense in the amount of $30,000 for the three months ended March 31, 2007 and $79,000 for the same period in 2006. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.01 and $.02 in the first quarter of 2007 and 2006, respectively.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

FASB Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (FASB) issued this interpretation to clarify the accounting for uncertainty in tax positions. FIN 48 requires, among other matters, that the Corporation recognize in its financial statements the impact of a tax position, if that position is more likely than not of being sustained on an audit, based on the technical merits of the position. The provisions of FIN 48 were effective as of the beginning of the Corporation’s 2007 fiscal year and required any cumulative effect of the change in accounting principle to be recorded as an adjustment to opening retained earnings. The Corporation did not record an adjustment to retained earnings upon adoption of FIN 48. In future periods, The Corporation will, in accordance with FIN 48, evaluate its tax positions to determine whether or not an adjustment to deferred tax balances and related valuation accounts is warranted.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS No. 159)

SFAS No. 159 permits an entity to measure certain financial assets and financial liabilities at fair value. The Statement’s objective is to improve financial reporting by allowing entities to mitigate volatility in reported earnings caused by the measurement of related assets and liabilities using different attributes, without having to apply complex hedge accounting provisions. Under SFAS No. 159, entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. The fair value option may be elected on an instrument-by-instrument basis, with a few exceptions, as long as it is applied to the instrument in its entirety. The fair value option election is irrevocable, unless a new election date occurs. The new Statement establishes presentation and disclosure requirements to help financial statement users understand the effect of the entity’s election on its earnings but does not eliminate disclosure requirements of other accounting standards. Assets and liabilities that are measured at fair value must be displayed on the face of the balance sheet. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (a) makes that choice in the first 120 days of that fiscal year, (2) has not yet issued financial statements, and (3) elects to apply the provisions of SFAS No. 157. The Corporation did not adopt SFAS No. 159 during this early adoption period, and has not determined the impact, if any; the implementation of SFAS No. 159 will have on the consolidated financial statements.

3.	EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding.

Additional shares issued as a result of option exercises would not be dilutive in either three month period.

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	EARNINGS PER SHARE (Continued)

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2007 and 2006 (dollars in thousands, except per share data):

		Weighted Average	Income
	Net Income	Number of Shares	Per Share
Three Months Ended
March 31,
2007
Income per share — Basic and diluted	$1,035	3,428,695	$.30

2006
Income per share — Basic and diluted	$498	3,428,695	$.15

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2007, December 31, 2006, and March 31, 2006 are as follows (dollars in thousands):

	March 31, 2007		December 31, 2006		March 31, 2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies	$28,110	$27,920	$32,445	$32,176	$30,971	$30,338
Obligations of states and political subdivisions	511	591	511	593	3,524	3,802

Total securities available for sale	$28,621	$28,511	$32,956	$32,769	$34,495	$34,140

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $24.413 million and $.900 million respectively at March 31, 2007.

5.	LOANS

The composition of loans at March 31, 2007, December 31, 2006, and March 31, 2006 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Commercial real estate	$153,587	$154,332	$134,089
Commercial, financial and agricultural	67,683	71,385	56,958
One to four family residential real estate	54,204	58,014	50,119
Construction	39,976	36,009	21,005
Consumer	2,971	2,841	2,300

Total loans	$318,421	$322,581	$264,471

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the three months ended March 31, 2007, the year ended December 31, 2006, and the three months ended March 31, 2006 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Balance at beginning of period	$5,006	$6,108	$6,108
Recoveries on loans	6	91	12
Loans charged off	(37)	(332)	(105)
Provision for loan losses	—	(861)	(600)

Balance at end of period	$4,975	$5,006	$5,415

In the first quarter of 2007, net charge-off activity was minimal at $31,000, or .01% of average loans outstanding compared to net charge-offs of $93,000, or .04% of average loans, in the first quarter of 2006. In the first quarter of 2006 the Corporation reduced the allowance for loan losses by recording a negative provision amounting to $600,000. This reduction in the reserve was made in recognition of the improved credit quality existent in the loan portfolio and is discussed in more detail under “Management’s Discussion and Analysis.”
LOANS — Impaired loans
Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled was not material to the consolidated financial statements for the three months ended March 31, 2007 and 2006.
Information regarding impaired loans as of March 31, 2007, December 31, 2006, and March 31, 2006 is as follows (dollars in thousands):

				Valuation Reserve
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2007	2006	2006	2007	2006	2006
Balances, at period end
Impaired loans with specific valuation reserve	$1,804	$1,804	$—	$493	$493	$—
Impaired loans with no specific valuation reserve	3,058	1,136	—	—	—	—

Total impaired loans	$4,862	$2,940	$—	$493	$493	$—

Impaired loans on nonaccrual basis	$4,142	$2,900	$—	$493	$493	$—
Impaired loans on accrual basis	720	40	—	—	—	—

Total impaired loans	$4,862	$2,940	$—	$493	$493	$—

Average investment in impaired loans	$3,416	$1,192	$71
Interest income recognized during impairment	13	7	1
Interest income that would have been recognized on an accrual basis	82	114	—
Cash-basis interest income recognized	7	5	—

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

The average investment in impaired loans was approximately $3.416 million for the three-months ended March 31, 2007, $1.2 million for the year ended December 31, 2006, and $.071 million for the three months ended March 31, 2006, respectively. The increase in impaired loans in the first quarter of 2007 relates to the deterioration of several large commercial credits which are well collateralized. Nonperforming assets are discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Loans outstanding, beginning of period	$1,621	$578	$578
New loans	—	1,647	—
Net activity on revolving lines of credit	—	271	805
Repayment	(8)	(875)	—
Change in related party interest	—	—	(491)

Loans outstanding, end of period	$1,613	$1,621	$892

There were no loans to related parties classified substandard at March 31, 2007, December 31, 2006, and March 31, 2006 respectively.

6.	BORROWINGS

Borrowings consist of the following at March 31, 2007, December 31, 2006, and March 31, 2006 (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Federal Home Loan Bank advances at rates ranging from 4.98% to 5.38% maturing in 2010 and 2011	$35,000	$35,000	$35,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	1,348	1,348	1,417

Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate, 8.25% as of March 31, 2007, maturing May 21, 2008	1,959	1,959	—

	$38,307	$38,307	$36,417

The Federal Home Loan Bank borrowings are collateralized at March 31, 2007, by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $21.660 million; U.S. government agencies with an amortized cost and estimated fair value of $24.598 million and $24.413 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2007.
The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $788,000 originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, an assignment of a demand deposit account in the amount of $686,000, and guaranteed by the Corporation.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS

A summary of stock option transactions for the three months ended March 31, 2007 and 2006 and the year ended December 31, 2006, is as follows:

	March 31,	December 31,	March 31,
	2007	2006	2006
Outstanding shares, at beginning of period	446,417	375,417	375,417
Granted during the period	—	72,500	—
Expired/forefited during the period	—	1,500	1,500

Outstanding shares at end of period	446,417	446,417	373,917

Weighted average exercise price per share at end of period	$12.29	$12.29	$12.60

Shares available for grant, at end of period	18,488	18,488	90,988

There were no options granted or exercised in the first quarter of 2007 or 2006.
Following is a summary of the options outstanding and exercisable at March 31, 2007:

			Weighted
			Average	Weighted
			Remaining	Average
Exercise	Number of Shares		Contractual	Exercise
Price Range	Outstanding	Exercisable	Life-Years	Price
$9.16	12,500	5,000	9.0	$9.16
$9.75	257,152	120,861	8.0	9.75
$10.65	72,500	14,500	10.0	10.65
$11.50	40,000	8,000	8.8	11.50
$12.00	60,000	12,000	8.5	12.00
$156.00 — $240.00	3,545	3,545	4.3	186.75
$300.00 — $400.00	720	720	2.5	345.00

	446,417	164,626	8.2	$12.29

8.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. As of March 31, the Corporation had a net operating loss and tax credit carryforwards for tax purposes of approximately $32.6 million, and $2.1 million, respectively. The deferred tax benefits related to the net operating loss and tax credit carryforwards will, at a minimum, be utilized to offset future taxable expense. In the first quarter of 2007 and 2006, the Corporation reversed a portion of the valuation allowance pertaining to the NOL carryforward to offset current federal tax, $.305 million and $.102 million, respectively. The Corporation will record future benefits from these carryforwards at such time as it becomes “more likely than not” that they will be utilized prior to expiration. Please refer to further discussion on income taxes contained in “Management’s Discussion and Analysis.” This net operating loss carryforward expires twenty years from the date that it originated. A portion of the NOL, approximately $22 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.4 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December, 2004.

10.

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

The Corporation’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments are as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Commitments to extend credit:
Variable rate	$55,517	$44,141	$37,889
Fixed rate	9,975	9,288	1,815
Standby letters of credit — Variable rate	6,094	6,233	9,290
Credit card commitments — Fixed rate	2,451	2,391	3,068

	$74,037	$62,053	$52,062

Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. The Corporation evaluates each customer’s creditworthiness on a case-by-case basis. The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the party. Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.
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
Credit card commitments are commitments on credit cards issued by the Corporation’s subsidiary and serviced by other companies. These commitments are unsecured.
Contingencies
In the normal course of business, the Corporation is involved in various legal proceedings. For expanded discussion on the Corporation’s legal proceedings, see Part II, Item 1, “Legal Proceedings” in this report.

11.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (Continued)

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans. This concentration at March 31, 2007 represents $44.2 million, or 13.9%, compared to $32.4 million, or 12.3%, of the commercial loan portfolio on March 31, 2006. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

12.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:
•	The highly regulated environment in which the Corporation operates could adversely affect its ability to carry out its strategic plan due to restrictions on new products, funding opportunities or new market entrances;

•	General economic conditions, either nationally or in the state(s) in which the Corporation does business;

•	Legislation or regulatory changes which affect the business in which the Corporation is engaged;

•	Changes in the interest rate environment which increase or decrease interest rate margins;

•	Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

•	Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;

•	The ability of borrowers to repay loans;

•	The effects on liquidity of unusual decreases in deposits;

•	Changes in consumer spending, borrowing, and saving habits;

•	Technological changes;

•	Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

•	Difficulties in hiring and retaining qualified management and banking personnel;

•	The Corporation’s ability to increase market share and control expenses;

•	The effect of compliance with legislation or regulatory changes;

•	The effect of changes in accounting policies and practices;

•	The costs and effects of existing and future litigation and of adverse outcomes in such litigation.
These risks and uncertainties should be considered in evaluating forward-looking statements. Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission. All forward-looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

13.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2006. Throughout this discussion, the term “Bank” refers to mBank, formerly known as North Country Bank and Trust, the principal banking subsidiary of the Corporation.
FINANCIAL OVERVIEW
Consolidated net income for the first quarter of 2007 was $1.035 million or $.30 per share compared to net income of $.498 million, or $.15 per share for the first quarter of 2006. Weighted average shares outstanding amounted to 3,428,695 in both periods. The results of operations for the first quarter of 2007 include the proceeds received, $470,000, in the settlement of a lawsuit against the Corporation’s former accountants. The first quarter 2006 results include a $600,000 negative loan loss provision. Excluding the lawsuit settlement and the provision adjustment, the net income in the first quarter of 2007 amounted to $.568 million, compared to a loss of .102 million for the same period in 2006.
Total assets of the Corporation at March 31, 2007 were $375.644 million, up 12.27 percent from the $334.591 million in total assets reported at March 31, 2006. First quarter-end total assets were down 1.87 percent from the $382.791 million of total assets at year-end 2006.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $1.271 million in the first quarter of 2007. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Available-for-sale securities decreased $4.258 million, or 12.99%, from December 31, 2006, to March 31, 2007, with the balance on March 31, 2007, totaling $28.511 million. The decrease during the first quarter was due to a combination of maturities, calls, and paydowns of securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. During the first quarter of 2007, the Corporation utilized a higher proportion of federal funds to maintain liquidity since yields were comparable to those offered on short term investment securities. As of March 31, 2007, investment securities with an estimated fair value of $25.563 million were pledged.
Loans
Through the first quarter of 2007, loan balances decreased by $4.160 million, or 1.29% from December 31, 2006 balances of $322.581 million. During the first quarter, the Bank had new loan production of $30.1 million, however experienced paydowns and external loan refinancings which reduced existing portfolio loan balances by approximately $26.6 million. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

14.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at March 31, 2007, December 31, 2006, and March 31, 2006 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2007	Total	2006	Total	2006	Total
Commercial real estate	$153,587	48.24%	$154,332	47.84%	$134,089	50.70%
Commercial, financial, and agricultural	67,683	21.26	71,385	22.13	56,958	21.54
1-4 family residential real estate	54,204	17.02	58,014	17.98	50,119	18.95
Construction	39,976	12.55	36,009	11.16	21,005	7.94
Consumer	2,971	.93	2,841	.88	2,300	.87

Total loans	$318,421	100.00%	$322,581	100.00%	$264,471	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2007, December 31, 2006, and March 31, 2006 (dollars in thousands):

	March 31, 2007			December 31, 2006			March 31, 2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
Real estate — operators of nonres bldgs	$44,155	16.90%	147.52%	$44,308	16.93%	153.90%	$32,440	15.30%	119.38%
Hospitality and tourism	33,726	12.91	112.68	30,826	11.78	107.07	38,045	17.94	140.01
Real estate agents and managers	27,313	10.45	91.25	25,071	9.58	87.08	12,350	5.82	45.45
New car dealers	10,139	3.88	33.87	10,086	3.85	35.03	9,988	4.71	36.76
Other	145,913	55.86	487.48%	151,435	57.86	526.00%	119,229	56.23	438.78%

Total Commercial Loans	$261,246	100.00%		$261,726	100.00%		$212,052	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2007. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. The Corporation utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant, upon completion of the independent review in 2006, provided findings similar to management on the overall adequacy of the reserve. The Corporation will utilize this same consultant for loan review during 2007.
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs amounted to $.031 million, ..01% of average loans outstanding, compared to $.093 million, .04% of average loans outstanding, for the three months ended March 31, 2007 and 2006, respectively. In the first quarter of 2006, the Corporation, in recognition of the continued improvement in credit quality, reduced the reserve for loan loss by $600,000. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. The current level of charge-offs is below historical levels and projected charge-off activity, based upon current levels of nonperforming loans, is not expected to attain historical levels. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. The increase in nonperforming loans in the first quarter of 2007 is not indicative of an overall deterioration of portfolio credit quality. Management believes these additions to problem loans are somewhat isolated and are due mainly to these individual credit situations and not to an industry, geographic or economic decline.

15.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Nonperforming Assets:
Nonaccrual loans	$4,142	$2,899	$—
Loans past due 90 days or more	720	40	—
Restructured loans	—	—	—

Total nonperforming loans	4,862	2,939	—
Other real estate owned	127	26	952

Total nonperforming assets	$4,989	$2,965	$952

Nonperforming loans as a % of loans	1.53%	.91%	—%

Nonperforming assets as a % of assets	1.33%	.77%	.28%

Reserve for Loan Losses:
At period end	$4,975	$5,006	$5,415

As a % of loans	1.56%	1.55%	2.05%

As a % of nonperforming loans	102.32%	170.30%	N/M %

As a % of nonaccrual loans	120.11%	172.68%	N/M %

Following is the allocation of the allowance for loan losses as of March 31, 2007, December 31, 2006, and March 31, 2006 (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Commercial, financial, and agricultural loans	$3,906	$3,600	$1,279
One to four family residential real estate loans	29	23	43
Consumer loans	—	—	—
Unallocated and general reserves	1,040	1,383	4,093

Totals	$4,975	$5,006	$5,415

The Corporation has experienced a significant decline in historical loan charge-offs in the past several years. During this same period, the commercial loan portfolio has grown by approximately $105 million. The increased allocation of the reserve from unallocated and general reserves to commercial, financial and agricultural is in recognition of this growth.
The following ratios assist management in the determination of the Corporation’s credit quality:

	March 31,	December 31,	March 31,
	2007	2006	2006
Total loans, at period end	$318,421	$322,581	$264,471

Average loans for the year	$318,072	$301,508	$250,735

Allowance for loan losses	$4,975	$5,006	$5,415

Allowance to total loans at period end	1.56%	1.55%	2.05%

Net charge-offs during the period	$31	$241	$93

Net charge-offs to average loans	.01%	.08%	.04%

Net charge-offs to beginning allowance balance	.62%	3.95%	1.52%

Nonaccrual loans at end of period	$4,142	$2,899	$—
Loans past due 90 days or more	720	40	—
Restructured loans	—	—	—

Total nonperforming loans	$4,862	$2,939	$—

Nonperforming loans to total loans at end of period	1.53%	.91%	—%

16.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Total nonperforming loans increased $1.923 million since December 31, 2006. The increase was due to several specific commercial credits that were added in the quarter. Management believes that these loans are well secured and does not expect any material loss on these loans.
Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2007.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate which is grouped with other assets on the condensed consolidated balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2007	December 31, 2006	March 31, 2006
Balance at beginning of period	$26	$945	$945
Other real estate transferred from loans due to foreclosure	109	23	7
Other real estate transferred to premises and equipment	—	—	—
Other real estate sold/written down	(8)	(942)	—

Balance at end of period	$127	$26	$952

During the first three months of 2007, the Corporation received real estate in lieu of loan payments of $109,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically reevaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.
Deposits
The Corporation had a decrease in deposits in the first quarter of 2007. Total deposits decreased by $8.009 million, or 2.56%, in the first quarter of 2007. This decrease in deposits included a reduction of $10.759 million in brokered deposits. The Corporation utilizes brokered deposits to fulfill loan funding needs. During the first quarter of 2007, actual loan balances decreased and the Corporation was able to reduce its reliance on brokered deposits. In the first quarter, core deposits, as shown in the table below, increased by $1.920 million over year end balances.
Management continues to monitor existing deposit products in order to stay competitive, as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional accounts.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2007	% of Total	2006	% of Total	2006	% of Total
Non-interest-bearing	$23,416	7.69%	$23,471	7.51%	$20,463	7.64%
NOW and money market	70,558	23.18	73,188	23.43	67,467	25.18
Savings	13,488	4.43	13,365	4.28	15,304	5.71
Certificates of Deposit <$100,000	94,067	30.90	89,585	28.67	80,204	29.93

Total core deposits	201,529	66.20	199,609	63.89	183,438	68.46

Certificates of Deposit >$100,000	24,475	8.04	23,645	7.57	15,246	5.69
Brokered CDs	78,408	25.76	89,167	28.54	69,270	25.85

Total non-core deposits	102,883	33.80	112,812	36.11	84,516	31.54

Total deposits	$304,412	100.00%	$312,421	100.00%	$267,954	100.00%

Borrowings
The Corporation historically used alternative funding sources to provide long-term, stable sources of funds. These borrowings were initially carried with fixed interest rates and stated maturities through 2011. The advances gave the FHLB the option to convert the above listed convertible-fixed-rate advances to adjustable rate advances, repricing quarterly at three month LIBOR Flat, on the original call date and quarterly thereafter. During 2006, $20.0 million of the advances were converted from fixed to adjustable rate by the FHLB. This shift from fixed to variable rate did not have a material impact on the Corporation’s net interest margin.
Shareholders’ Equity
Total shareholders’ equity increased $1.142 million from December 31, 2006 to March 31, 2007. The increase is comprised of net income, contributed capital of $30,000 in recognition of stock option expense and an increase in the market value of securities of $77,000. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation’s return to profitability.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before provision for loan losses for the quarter ended March 31, 2007, increased by $.499 million, or 18.63% compared to the same period one year ago. This increase in net interest income was a result of the combination of increased average balances and increased rates. The Corporation, throughout most of 2006, benefited from prime rate increases as more assets were repricing upwards than liabilities. This asset sensitive position has been declining in recent periods as the Corporation initiated steps as a part of its ALCO Committee to reduce interest rate risk. More discussion is included relative to repricing and asset sensitivity under the caption “Interest Rate Risk” elsewhere in this report.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

								2007-2006
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	Variance	Variance	Variance	Variance
Loans (1,2)	$318,072	$250,735	$67,337	8.17%	7.59%	$6,404	$4,693	$1,711	$1,260	$355	95
Taxable securities	29,454	31,029	(1,575)	4.14	3.57	301	273	28	(14)	44	(2)
Nontaxable securities	—	3,214	(3,214)	—	5.17	—	41	(41)	(41)	(40)	41
Federal funds sold	10,465	9,424	1,041	5.34	4.43	138	103	35	11	21	2
Other interest-earning assets	4,961	5,776	(815)	5.05	4.63	62	65	(3)	(8)	7	(1)

Total earning assets	362,952	300,178	62,774	7.72	6.99	6,905	5,175	1,730	1,208	387	135

Reserve for loan losses	(4,999)	(6,049)	1,050
Cash and due from banks	5,846	6,339	(493)
Intangible assets	194	319	(125)
Other assets	16,410	18,222	(1,812)

Total assets	$380,403	$319,009	$61,394

NOW and money market deposits	$72,192	$67,892	$4,300	3.48	2.86	620	478	142	30	105	7
Savings deposits	13,280	15,336	(2,056)	1.65	1.22	54	46	8	(6)	16	(2)
CDs <$100,000	92,020	77,668	14,352	4.89	3.92	1,110	750	360	139	187	35
CDs >$100,000	23,882	13,808	10,074	4.94	4.38	291	149	142	109	19	14
Brokered deposits	84,773	57,632	27,141	5.49	4.62	1,147	657	490	309	123	58
Borrowings	38,376	36,417	1,959	5.34	4.63	505	416	89	22	63	3

Total interest-bearing liabilities	324,523	268,753	55,770	4.66	3.77	3,727	2,496	1,231	603	513	115
Demand deposits	23,473	19,384	4,089
Other liabilities	3,153	3,817	(664)
Shareholders’ equity	29,254	27,055	2,199

Total liabilities and shareholders’ equity	$380,403	$319,009	$61,394

Rate spread				3.06%	3.22%

Net interest margin/revenue				3.55%	3.62%	$3,178	$2,679	$499	$605	$(126)	$20

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.
Provision for Loan Losses
The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses in the first quarter of 2007. In recognition of the improved credit quality, the Corporation reduced its loan loss reserve by $600,000 in the first quarter of 2006. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate.
Other Income
Other income increased by $.697 million for the quarter ended March 31, 2007, compared to the quarter ended March 31, 2006. The Corporation recognized a benefit from the settlement of a lawsuit against its former accountants in the first quarter of 2007, which amounted to $.470 million. Service fees increased $.050 million, while other noninterest income increased $.579 million. Revenue due to mortgage loans produced and sold in the secondary market amounted to $.108 million compared to $.040 million a year ago. We expect to continue to benefit from secondary market activity in future periods. The Corporation is also expecting to increase other income from other sources such as fees from the sale of SBA guaranteed loans. Other noninterest income in the first quarter amounted to $.174 million, an increase of $.109 million from the first quarter of 2006. This increase was due primarily from several one-time items.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details noninterest income for the three months ended March 31, 2007, and March 31, 2006 (dollars in thousands):
     Noninterest Income

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2007	2006	2007-2006
Service fees	$161	$111	45.05%
Net gains on sale of secondary market loans	108	40	170.00
Proceeds from settlement of lawsuit	470	—	100.00
Other noninterest income	174	65	890.77

Total noninterest income	$913	$216	322.69%

Other Expenses
Other expenses increased $.059 million for the quarter ended March 31, 2007, compared to the same period in 2006. Salaries, commissions, and related benefits increased by $.144 million, during the first quarter of 2007, compared to the first quarter of 2006. This increase reflects the annual salary increases and staffing additions. The Corporation, in an attempt to increase core deposit balances, added three Treasury Management Specialists to focus on generating business related transactional deposit balances. The $17,000 increase in data processing costs is the result of increased deposit balances and activity, along with added data processing services. The $57,000 decrease in loan and deposit expense is due in large part to the reduction in FDIC insurance premiums which amounted to $23,000 in the first quarter of 2006 compared to $9,000 in 2007, a reduction of $14,000. This reduction in premium was due to lower premium assessments and is expected to continue for the near term. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details noninterest expense for the three months ended March 31, 2007 and March 31, 2006 (dollars in thousands):
     Noninterest Expenses

	Three Months Ended		% Increase
	March 31,		(Decrease)
	2007	2006	2007-2006
Salaries and employee benefits	$1,738	$1,594	9.03%
Occupancy	334	317	5.36
Furniture and equipment	157	156	.64
Data processing	171	154	11.04
Professional service fees	151	200	(24.50)
Loan and deposit	72	129	(44.19)
Telephone	58	49	18.37
Advertising	92	70	31.43
Other	283	328	(13.72)

Total noninterest expense	$3,056	$2,997	1.97%

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Federal Income Taxes
There was no tax provision for the first quarter of 2007 and 2006. The Corporation’s results of operations for 2007 and 2006 do not reflect the impact of federal income taxes due to large NOL carryforwards, a portion of which was utilized in each period to offset current federal taxes. The differences in each year between the tax provision or benefit and the federal corporate income tax rate of 34% are primarily due to permanent and temporary differences between book and taxable income. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2007, the Corporation had an NOL carryforward of approximately $32.6 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. In 2006, a $500,000 benefit was recognized and a portion of the NOL carryforward was utilized to offset current year tax expense. The deferred tax benefit was recognized in accordance with generally accepted accounting principles which allow for recognition when it is “more likely than not” that such benefit will in fact be realized in future periods. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods and recognize the related tax benefits when appropriate.
LIQUIDITY
Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and make payments on existing borrowing commitments. The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments. Providing a secondary source of liquidity is the available for sale investment portfolio. As a final source of liquidity, the Bank can exercise existing credit arrangements.
During the first quarter of 2007, the Corporation increased cash and cash equivalents by $1.271 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities, a net decrease in loans of $4.028 million and a “net” reduction in securities available for sale of $4.376 million. These decreases in assets were offset by a similar decrease in deposit liabilities of $8.109 million. This reduction in deposits was composed of a decrease in brokered deposits of $10.759 million combined with an increase in bank deposits of $2.750 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2007, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. The Corporation has a $6 million correspondent bank line of credit available for short-term liquidity. This line of credit has an outstanding balance of $1.959 million as of March 31, 2007. The Corporation is currently exploring alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position increased in 2006 to provide the level of liquidity needed to support the balance sheet expansion. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At March 31, 2007, the Bank’s core deposits in relation to total funding was 58.8% compared to 60.3% at March 31, 2006. These

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
ratios indicated at March 31, 2007, that the Bank has decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2007, the Bank had $14.875 million of unsecured lines available and another $8.125 million available if secured. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s liquidity plan for 2007 includes strategies to increase core deposits in the Corporation’s local markets. The new deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits to reduce the dependency on non-core deposits, while also reducing interest costs. The Corporation’s liquidity plan for 2007 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2007, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first quarter of 2007, total capitalization increased by $1.142 million.

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2007	2006	2006
Capital Structure
Shareholders’ equity	$29,932	$28,790	$27,173

Total capitalization	$29,932	$28,790	$27,173

Tangible capital	$29,756	$28,585	$26,874

Intangible Assets
Core deposit premium	$182	$205	$299
Other identifiable intangibles	—	—	—

Total intangibles	$182	$205	$299

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$29,932	$28,790	$27,173
Net unrealized (gains) losses on available for sale securities	109	187	355
Minority interest		—	60
Less: intangibles	(182)	(205)	(299)

Total Tier 1 capital	$29,859	$28,772	$27,289

Tier 2 Capital:
Allowable reserve for loan losses	$4,087	$4,113	$3,517
Qualifying long-term debt		—

Total Tier 2 capital	4,087	4,113	3,517

Total capital	$33,946	$32,885	$30,806

Risk-adjusted assets	$326,101	$328,133	$279,442

Capital ratios:
Tier 1 Capital to average assets	7.85%	7.85%	8.54%
Tier 1 Capital to risk weighted assets	9.16%	8.77%	9.74%
Total Capital to risk weighted assets	10.41%	10.02%	11.00%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Tier 1	Tier 1	Total
	Capital to	Capital to	Capital to
	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets
Regulatory minimum for capital adequacy purposes	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	5.00%	6.00%	10.00%

The Corporation:
March 31, 2007	7.85%	9.16%	10.41%
December 31, 2006	7.85%	8.77%	10.02%

The Bank:
March 31, 2007	8.22%	9.61%	10.86%
December 31, 2006	8.33%	9.31%	10.57%

23.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
INTEREST RATE RISK
In general, the Corporation attempts to manage interest rate risk by investing in a variety of assets which afford it an opportunity to reprice assets and increase interest income at a rate equal to or greater than the interest expense associated with repricing liabilities.
Interest rate risk is the exposure of the Corporation to adverse movements in interest rates. The Corporation derives its income primarily from the excess of interest collected on its interest-earning assets over the interest paid on its interest-bearing obligations. The rates of interest the Corporation earns on its assets and owes on its obligations generally are established contractually for a period of time. Since market interest rates change over time, the Corporation is exposed to lower profitability if it cannot adapt to interest rate changes. Accepting interest rate risk can be an important source of profitability and shareholder value; however, excess levels of interest rate risk could pose a significant threat to the Corporation’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Corporation’s safety and soundness.
Loans are the most significant earning asset. Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities. In addition, the Corporation prices the majority of fixed rate loans so it has an opportunity to reprice the loan within 12 to 36 months.
The Corporation also has $28.511 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
The Corporation offers deposit products with a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years. Longer term deposits generally include penalty provisions for early withdrawal.
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
Exposure to interest rate risk is reviewed on a regular basis. Interest rate risk is the potential of economic losses due to future interest rate changes. These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect of interest rate changes on net interest income and to structure the composition of the balance sheet to minimize interest rate risk and at the same time maximize income. Management realizes certain risks are inherent and that the goal is to identify and minimize the risks. Tools used by management include maturity and repricing analysis and interest rate sensitivity analysis. The Bank has monthly asset/liability meetings with an outside consultant to review its current position and strategize about future opportunities on risks relative to pricing and positioning of assets and liabilities.
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

24.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is the Corporation’s repricing opportunities at March 31, 2007 (dollars in thousand):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$218,003	$8,154	$28,785	$63,479	$318,421
Securities	4,498	16,612	7,000	401	28,511
Other (1)	7,186	—	—	3,794	10,980

Total interest-earning assets	229,687	24,766	35,785	67,674	357,912

Interest-bearing obligations:
NOW, Money Market and Savings	84,046	—	—	—	84,046
Time deposits	46,211	60,969	10,573	789	118,542
Brokered deposits	44,676	33,732	—	—	78,408
Borrowings	21,348	—	—	16,959	38,307

Total interest-bearing obligations	196,281	94,701	10,573	17,748	319,303

Gap	$33,406	$(69,935)	$25,212	$49,926	$38,609

Cumulative gap	$33,406	$(36,529)	$(11,317)	$38,609

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at March 31, 2007, the Corporation had a cumulative liability sensitivity gap position of $36.529 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decrease in the next twelve months, the above GAP position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and savings accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
At December 31, 2006, the Corporation had a cumulative liability sensitivity gap position of $36.811 million within the one-year time frame. The decrease in the gap position from December 31, 2006 to March 31, 2007 was insignificant.
The borrowings in the gap analysis include $15 million of the FHLB advances as fixed-rate advances. These advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis. In 2006, the FHLB converted $20 million of the $35 million total FHLB borrowings from fixed to variable rate.
The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk and foreign exchange risk. The Corporation has no market risk sensitive instruments held for trading purposes. The Corporation has limited agricultural-related loan assets and therefore has minimal significant exposure to changes in commodity prices. Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.
Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure. The Corporation’s interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity. In evaluating the quantitative level of interest rate risk, the Corporation assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity, and asset quality.

25.

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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of March 31, 2007, the Corporation had excess Canadian assets of $.312 million (or $.270 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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
IMPACT OF INFLATION AND CHANGING PRICES
The accompanying condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars without considering the change in the relative purchasing power of money over time due to inflation. The impact of inflation is reflected in the increased cost of the Corporation’s operations. Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies. As a result, the Corporation’s performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations. The Corporation’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities tends to minimize the effect of changes in interest rates on the Corporation’s performance. Changes in interest rates do not necessarily move to the same extent as changes in the price of goods and services.

26.

MACKINAC FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13-a 15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation the Corporation’s management, including the Chairman and Chief Executive Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be disclosed but the Corporation in the reports that it files or submits under the Exchange Act.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

27.

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. The litigation that is not routine and incidental to the business of banking is described below.
Shareholder’s Derivative Litigation
Damon Trust v. Bittner, et al.
In an action styled Virginia M. Damon Trust v. North Country Financial Corporation, Nominal Defendant, and Dennis Bittner, Bernard A. Bouschor, Ronald G. Ford, Sherry L. Littlejohn, Stanley J. Gerou II, John D. Lindroth, Stephen Madigan, Spencer Shunk, Michael Hendrickson, Glen Tolksdorf, and Wesley Hoffman, filed in the U.S. District Court for the Western District of Michigan on July 1, 2003, a shareholder of the Corporation has brought a shareholder’s derivative action under Section 27 of the Exchange Act against the Corporation and certain of its current and former directors and senior executive officers.
On November 11, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L.§ 450.1495, requesting the Court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation. After additional written submissions to the Court by the defendants and the plaintiff concerning the issues presented by this motion, and after several conferences with the Court, on May 20, 2004, the Court entered an Order adopting the parties’ written stipulations concerning the appointment of a disinterested person and the manner of conducting the investigation of the claims made by the plaintiff and making recommendations as to whether the maintenance of the derivative action is in the best interests of the Corporation. The Corporation is a named “nominal” defendant which requires the Corporation to cooperate with the defendants’ defense of the plaintiff’s action. The Corporation is assisting the defendants in the discovery phase of this litigation and is incurring legal fees as a consequence of that cooperation. However, in total, the Corporation’s primary purpose will be to monitor the process of this legal action and the Corporation does not expect to incur substantial legal fees related to the case.
Damon Trust v. Wipfli
This matter has been resolved and concluded with the Corporation receiving $470,000 in settlement proceeds. Please refer to the Annual Report for a more detailed description and explanation of this litigation.

28.

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION (Continued)
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:
Exhibit 3.1 Articles of Incorporation, as amended, incorporated herein by reference to exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 1999.

Exhibit 3.2 Amended and Restated Bylaws, incorporated herein by reference to exhibit 3.1 of the Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001.

Exhibit 31.1 Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2 Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1 Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2 Section 1350 Certification of Chief Financial Officer.

29.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 15, 2007	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EXECUTIVE VICE PRESIDENT /CONTROLLER (principal accounting officer)

30.