Form 10-Q
period 2007-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2007-08-14
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from <> to <>
Commission file number: 0-20167
MACKINAC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2062816
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

130 SOUTH CEDAR STREET, MANISTIQUE, MI	49854
(Address of principal executive offices)	(Zip Code)
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
Yes ☐       No ☑
As of July 31, 2007, there were outstanding 3,428,695 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — June 30, 2007 (Unaudited), December 31, 2006 and June 30, 2006 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	25

Item 4.	Controls and Procedures	28

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	29

Item 4.	Submission of Matters to a Vote of Security Holders	29

Item 6.	Exhibits and Reports on Form 8-K	30

	SIGNATURES	31
Rule 13a-14(a) Certification of Chief Executive Officer
Rule 13a-14(a) Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2007	2006	2006
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$7,518	$4,865	$5,529
Federal funds sold	3,489	5,841	12,535

Cash and cash equivalents	11,007	10,706	18,064

Interest-bearing deposits in other financial institutions	3,687	856	893
Securities available for sale	24,086	32,769	33,870
Federal Home Loan Bank stock	3,794	3,794	4,855

Loans:
Commercial	280,268	261,726	231,547
Mortgage	55,090	58,014	48,931
Installment	3,538	2,841	2,632

Total Loans	338,896	322,581	283,110
Allowance for loan losses	(4,920)	(5,006)	(5,415)

Net loans	333,976	317,575	277,695

Premises and equipment	12,471	12,453	12,748
Other real estate held for sale	77	26	52
Other assets	4,221	4,612	4,320

TOTAL ASSETS	$393,319	$382,791	$352,497

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$28,811	$23,471	$21,773
Interest-bearing deposits:
NOW and Money Market	73,994	73,188	68,107
Savings	12,422	13,365	14,136
CDs<$100,000	96,546	89,585	81,768
CDs>$100,000	24,879	23,645	19,025
Brokered	84,594	89,167	79,355

Total deposits	321,246	312,421	284,164

Borrowings	38,307	38,307	37,617
Other liabilities	3,281	3,273	3,537

Total liabilities	362,834	354,001	325,318

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding
Common stock and additional paid in capital — No par value
Authorized — 18,000,000 shares
Issued and outstanding — 3,428,695 shares	42,780	42,722	42,567
Accumulated deficit	(12,162)	(13,745)	(14,772)
Accumulated other comprehensive (loss)	(133)	(187)	(616)

Total shareholders’ equity	30,485	28,790	27,179

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$393,319	$382,791	$352,497

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,448	$5,182	$12,681	$9,681
Tax-exempt	143	192	314	385
Interest on securities
Taxable	293	274	594	547
Tax-exempt	—	41	—	82
Other interest	166	194	366	363

Total interest income	7,050	5,883	13,955	11,058

INTEREST EXPENSE:
Deposits	3,267	2,509	6,489	4,589
Borrowings	514	439	1,019	855

Total interest expense	3,781	2,948	7,508	5,444

Net interest income	3,269	2,935	6,447	5,614
Provision for loan losses	—	—	—	(600)

Net interest income after provision for loan losses	3,269	2,935	6,447	6,214

OTHER INCOME:
Service fees	185	122	346	232
Net gains on sale of secondary market loans	91	42	199	83
Proceeds from settlement of lawsuit	—	—	470	—
Other	66	87	240	152

Total other income	342	251	1,255	467

OTHER EXPENSE:
Salaries and employee benefits	1,672	1,496	3,410	3,090
Occupancy	327	293	661	610
Furniture and equipment	166	155	323	311
Data processing	210	182	381	336
Professional service fees	174	414	325	614
Loan and deposit	79	98	151	228
Telephone	59	51	117	100
Advertising	91	107	183	177
Other	287	200	570	527

Total other expense	3,065	2,996	6,121	5,993

Income before income taxes	546	190	1,581	688
Provision for (benefit of) income taxes	—	—	—	—

NET INCOME	$546	$190	$1,581	$688

INCOME PER COMMON SHARE:
Basic	$.16	$.05	$.46	$.20

Diluted	$.16	$.05	$.46	$.20

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2007	2006	2007	2006
Balance, beginning of period	$29,932	$27,173	$28,790	$26,588

Net income for period	546	190	1,581	688
Stock option compensation	30	78	60	156
Net unrealized gain (loss) on securities available for sale	(23)	(262)	54	(253)

Total comprehensive income	553	6	1,695	591

Balance, end of period	$30,485	$27,179	$30,485	$27,179

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2007	2006
Cash Flows from Operating Activities:
Net income	$1,581	$688
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	344	489
(Gain) on sale of premises, equipment and other real estate	(13)	(57)
Stock option compensation	60	156
Change in other assets	348	(288)
Change in other liabilities	8	452

Net cash provided by operating activities	2,328	1,440

Cash Flows from Investing Activities:
Net (increase) in loans	(16,470)	(44,039)
Net (increase) decrease in interest-bearing deposits in other financial institutions	(2,831)	132
Purchase of securities available for sale	(13,564)	—
Proceeds from sales, maturities or calls of securities available for sale	22,440	70
Capital expenditures	(744)	(1,171)
Proceeds from sale of premises, equipment, and other real estate	317	957

Net cash (used in) provided by investing activities	(10,852)	(44,051)

Cash Flows from financing activities:
Net increase in deposits	8,825	51,532
Proceeds from issuance of debt	—	1,200

Net cash provided by financing activities	8,825	52,732

Net increase in cash and cash equivalents	301	10,121
Cash and cash equivalents at beginning of period	10,706	7,943

Cash and cash equivalents at end of period	$11,007	$18,064

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,771	$5,177
Income taxes	—	—

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	69	7
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers. The “net” other income and other expenses were not changed due to these classifications.

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

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of before tax compensation expense in the amount of $60,000 for the six months ended June 30, 2007, and $156,000 for the same period in 2006. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.01 and $.05 in the first half of 2007 and 2006, respectively.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2007 and 2006 (dollars in thousands, except per share data):

Three Months Ended		Weighted Average	Income
June 30,	Net Income	Number of Shares	Per Share
2007
Income per share — Basic and diluted	$546	3,428,695	$.16

2006
Income per share — Basic and diluted	$190	3,428,695	$.05

Six Months Ended
June 30,
2007
Income per share — Basic and diluted	$1,581	3,428,695	$.46

2006
Income per share — Basic and diluted	$688	3,428,695	$.20

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2007, December 31, 2006 and June 30, 2006 are as follows (dollars in thousands):

	June 30, 2007		December 31, 2006		June 30, 2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies	$23,708	$23,517	$32,445	$32,176	$30,963	$30,279
Obligations of states and political subdivisions	511	569	511	593	3,523	3,591

Total securities available for sale	$24,219	$24,086	$32,956	$32,769	$34,486	$33,870

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $23.708 million and $23.517 million, respectively, at June 30, 2007.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at June 30, 2007, December 31, 2006 and June 30, 2006 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Commercial real estate	$161,823	$154,332	$140,918
Commercial, financial, and agricultural	76,390	71,385	59,581
One to four family residential real estate	55,090	58,014	48,931
Construction	42,055	36,009	31,048
Consumer	3,538	2,841	2,632

Total loans	$338,896	$322,581	$283,110

LOANS – Allowance for loan losses

An analysis of the allowance for loan losses for the six months ended June 30, 2007, the year ended December 31, 2006, and the six months ended June 30, 2006 is as follows: (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Balance at beginning of period	$5,006	$6,108	$6,108
Recoveries on loans	25	91	40
Loans charged off	(111)	(332)	(133)
Provision	—	(861)	(600)

Balance at end of period	$4,920	$5,006	$5,415

In the first half of 2007, net charge off activity was minimal at $86,000, or .03% of average loans outstanding compared to net charge-offs of $93,000, or .04% of average loans, in the first half of 2006. In the first half of 2006, the Corporation reduced the allowance for loan losses by recording a negative provision amounting to $600,000. This reduction in the reserve was made in recognition of the improved credit quality existent in the loan portfolio and is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS – Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current or not troubled was not material to the consolidated financial statements for the six months ended June 30, 2007 and 2006.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Information regarding impaired loans as of June 30, 2007, December 31, 2006 and June 30, 2006 is as follows (dollars in thousands):

				Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2007	2006	2006	2007	2006	2006
	(Unaudited)		(Unaudited)
Balances, at period end
Impaired loans with specific valuation reserve	$3,559	$1,804	$301	$968	$493	$75
Impaired loans with no specific valuation reserve	1,490	1,136	145	—	—	—

Total impaired loans	$5,049	$2,940	$446	$968	$493	$75

Impaired loans on nonaccrual basis	$4,758	$2,900	$446	$968	$493	$75
Impaired loans on accrual basis	291	40	—	—	—	—

Total impaired loans	$5,049	$2,940	$446	$968	$493	$75

Average investment in impaired loans	$4,113	$1,192	$163
Interest income recognized during impairment	15	7	1
Interest income that would have been recognized on an accrual basis	198	114	2
Cash-basis interest income recognized	10	5	1
The average investment in impaired loans was approximately $4.113 million for the six-months ended June 30, 2007, $1.192 million for the year ended December 31, 2006, and $.163 million for the six months ended June 30, 2006, respectively.

LOANS – Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Loans outstanding beginning of period	$1,621	$578	$578
New loans	—	1,647	1,222
Net activity on revolving lines of credit	—	271	271
Repayment	(16)	(875)	(857)

Loans outstanding end of period	$1,605	$1,621	$1,214

There were no loans to related-parties classified substandard at June 30, 2007, December 31, 2006 or June 30, 2006, respectively.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	BORROWINGS

Borrowings consist of the following at June 30, 2007, December 31, 2006 and June 30, 2006 (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Federal Home Loan Bank advances at rates ranging from 4.98% to 5.17% maturing in 2010 and 2011	$35,000	$35,000	$35,000
Farmers Home Administration, fixed-rate note payable, maturing August 24, 2004, interest payable at 1%	1,348	1,348	1,417
Advance outstanding on line of credit with a correspondent bank, Interest payable at the prime rate, 8.25% as of June 30, 2007, maturing May 21, 2008	1,959	1,959	1,200

	$38,307	$38,307	$37,617

The Federal Home Loan Bank borrowings are collateralized at June 30, 2007, by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $20.418 million; U.S. government agency securities with an amortized cost and estimated fair value of $23.708 million and $23.517 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2007.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $713,000 originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $770,000, and guaranteed by the Corporation.

7.	STOCK OPTION PLANS

A summary of stock option transactions for the six months ended June 30, 2007 and 2006, and the year ended December 31, 2006, is as follows:

	June 30,	December 31,	June 30,
	2007	2006	2006
Outstanding shares at beginning of year	446,417	375,417	375,417
Granted during the period	—	72,500	—
Expired during the period	—	(1,500)	(1,500)

Outstanding shares at end of period	446,417	446,417	373,917

Weighted average exercise price per share at end of period	$12.29	$12.29	$12.60

Shares available for grant at end of period	18,488	18,488	90,988

There were no options granted in the first six months of 2007 and 2006.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at June 30, 2007:

Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price
$9.16	12,500	5,000	8.5	$9.16
$9.75	257,152	120,861	7.5	9.75
$10.65	72,500	14,500	9.5	10.65
$11.50	40,000	8,000	8.3	11.50
$12.00	60,000	12,000	8.0	12.00
$156.00 - $240.00	3,545	3,545	3.8	186.75
$300.00 - $406.60	720	720	2.0	345.00

	446,417	164,626	7.9	$14.15

8.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. As of June 30, the Corporation had a net operating loss and tax credit carryforwards for tax purposes of approximately $36.9 million, and $2.1 million, respectively. The deferred tax benefits related to the net operating loss and tax credit carryforwards will, at a minimum, be utilized to offset future taxable expense. In the first half of 2007 and 2006, the Corporation reversed a portion of the valuation allowance pertaining to the NOL carryforward to offset current federal tax, $.450 million and $.075 million, respectively. The Corporation will record future benefits from these carryforwards at such time as it becomes “more likely than not” that they will be utilized prior to expiration. Please refer to further discussion on income taxes contained in “Management’s Discussion and Analysis.” This net operating loss carryforward expires twenty years from the date that it originated. A portion of the NOL, approximately $22 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.4 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December, 2004.

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

	June 30,	December 31,	June 30,
	2007	2006	2006
Commitments to extend credit:
Variable rate	$51,214	$44,141	$42,787
Fixed rate	8,881	9,288	3,345
Standby letters of credit — Variable rate	5,914	6,233	8,939
Credit card commitments — Fixed rate	2,432	2,391	2,981

	$68,441	$62,053	$58,052

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans. This concentration at June 30, 2007 represents $41.7 million, or 17.5%, compared to $35.5 million, or 17.7%, of the commercial loan portfolio on June 30, 2006. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

12.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
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

13.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
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
FINANCIAL OVERVIEW
Year-to-date consolidated net income was $1.581 million through June 30, 2007, compared to a net income of $.688 million for the same period in 2006. Basic income per share was $.46 for the six months ended June 30, 2007, compared to an income per share of $.20 for the same period in 2006. The income for the three months ended June 30, 2007 amounted to $.546 million, or $.16 per share, compared to an income of $.190 million, or $.05 per share for the same period in 2006. The results of operations for the first six months of 2007 include $470,000, of proceeds from the settlement of a lawsuit against the Corporation’s former accountants. During the comparable six month period in 2006, the Bank recorded a $600,000 negative provision in recognition of improved credit quality. Excluding both items provides a more revealing picture of operating results. The adjusted figures show net income in the first half of 2007 of $1.111 million, compared to an adjusted net income of $.088 million for the same period in 2006.
Total assets increased $10.528 million from December 31, 2006 to June 30, 2007. The loan portfolio increased $16.315 million in the first six months of 2007, from December 31, 2006 balances of $322.581 million. Deposits totaled $321.246 million at June 30, 2007, an increase of $8.825 million from the $312.421 million at December 31, 2006.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $.301 million in 2007. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Available-for-sale securities decreased $8.683 million, or 26.5%, from December 31, 2006 to June 30, 2007, with the balance on June 30, 2007, totaling $24.086 million. The decrease during the first six months of 2007 was due to a combination of maturities, calls, and paydowns of securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2007, investment securities with an estimated fair value of $23.574 million were pledged. During the first half of 2007, the Corporation utilized a higher proportion of federal funds to maintain liquidity since yields were comparable to those offered on short-term investment securities.
Loans
Through the first half of 2007, loan balances increased by $16.315, or 5.1%, from December 31, 2006 balances of $322.581 million. During the first six months of 2007, the Bank had total loan production of $64.511 million. This loan production, some of which has not yet funded, was significantly offset by normal principal runoff and amortization, $17.3 million, and large paydowns and refinancing, which totaled $23.9 million. Enhancements to the loan approval process and exception reporting further provide for a more effective management of risk in the loan portfolio. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

14.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at June 30, 2007, December 31, 2006 and June 30, 2006 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2007	Total	2006	Total	2006	Total
Commercial real estate	$161,823	47.75%	$154,332	47.84%	$140,918	49.77%
Commercial, financial, and agricultural	76,390	22.54	71,385	22.13	59,581	21.05
One to four family residential real estate	55,090	16.26	58,014	17.99	48,931	17.28
Construction	42,055	12.41	36,009	11.16	31,048	10.97
Consumer	3,538	1.04	2,841	.88	2,632	.93

Total loans	$338,896	100.00%	$322,581	100.00%	$283,110	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2007, December 31, 2006 and June 30, 2006 (dollars in thousands):

	June 30, 2007			December 31, 2006			June 30, 2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
R/E — oper. of nonresidential bldgs.	$41,662	17.49%	136.66%	$44,308	19.63%	153.90%	$35,478	17.69%	130.53%
Hospitality and tourism	37,286	15.65	122.31	30,826	13.66	107.07	37,754	18.83	138.91
Real estate agents and managers	31,937	13.41	104.76	25,071	11.11	87.08	15,628	7.79	57.5
New car dealers	10,270	4.31	33.69	10,086	4.47	35.03	10,002	4.99	36.8
Other	117,058	49.14	383.99	115,426	51.13	400.93	101,637	50.69	373.95

Total Commercial Loans	$238,213	100.00%		$225,717	100.00%		$200,499	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2007. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the six months ended June 30, 2007 amounted to $.086 million, or 0.03% of average loans outstanding, compared to $.093 million, .04% of average loans outstanding, for the same period in 2006. The Corporation, in recognition of the continued improvement in credit quality which has occurred since 2004, reduced the reserve for loan loss by $600,000 in the first quarter of 2006. The reduction of the reserve results in a current reserve balance that is more representative of the relevant risk inherent within the Corporation’s loan portfolio. The current level of charge-offs is below historical levels and projected charge-off activity, based upon current levels of nonperforming loans, is not expected to attain historical levels. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. The increase in nonperforming loans in the first half of 2007 is not indicative of an overall deterioration of portfolio credit quality. Management believes these additions to problem loans are somewhat isolated and are due mainly to these individual credit situations and not to an industry, geographic, or economic decline.

15.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
     The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Nonperforming Assets:
Nonaccrual Loans	$4,758	$2,899	$446
Loans past due 90 days or more	291	40	—
Restructured Loans	—	—	—

Total nonperforming loans	5,049	2,939	446
Other real estate owned	77	26	52

Total nonperforming assets	$5,126	$2,965	$498

Nonperforming loans as a % of loans	1.49%	.91%	.16%

Nonperforming assets as a % of assets	1.30%	.77%	.14%

Reserve for Loan Losses:
At period end	$4,920	$5,006	$5,415

As a % of loans	1.45%	1.55%	1.91%

As a % of nonperforming loans	97.45%	170.33%	1,214.13%

As a % of nonaccrual loans	103.41%	172.68%	1,214.13%

Following is the allocation of the allowance for loan losses as of June 30, 2007, December 31, 2006 and June 30, 2006 (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Commercial, financial and agricultural loans	$4,261	$3,600	$3,030
One to four family residential real estate loans	60	23	41
Consumer loans	—	—	—
Unallocated and general reserves	599	1,383	2,344

Totals	$4,920	$5,006	$5,415

The Corporation has experienced a significant decline in historical loan charge-offs in the past several years. During this same period, the commercial loan portfolio has grown by $99.125 million from 2005 year end to June 30, 2007. The increased allocation of the reserve from unallocated and general reserves to commercial, financial and agricultural is in recognition of this growth. The increase in nonperforming loans has also resulted in increases for specific reserve allocations. Specific reserve allocations on nonperforming loans totaled $.968 million as of June 30, 2007. The decline of charge-offs in recent years has helped mitigate the need for loan loss provisions, despite increased balances of impaired loans, since the requirement for general reserves has significantly decreased.

16.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following ratios assist management in the determination of the Corporation’s credit quality:

	June 30,	December 31,	June 30,
	2007	2006	2006
Total loans, at period end	$338,896	$322,581	$283,110

Average loans for the year	$321,414	$301,508	$262,274

Allowance for loan losses	$4,920	$5,006	$5,415

Allowance to total loans at period end	1.45%	1.55%	1.91%

Net charge-offs during the period	$86	$241	$93

Net charge-offs to average loans	.03%	.08%	.04%

Net charge-offs to beginning allowance balance	1.72%	3.95%	1.52%

Nonaccrual loans at end of period	$4,758	$2,899	$446
Loans past due 90 days or more	291	40	—
Restructured loans	—	—	—

Total nonperforming loans	$5,049	$2,939	$446

Nonperforming loans to total loans at end of period	1.49%	.91%	.16%

Total nonperforming loans increased $2.110 million since December 31, 2006. The increase was due to several commercial credits that were added in the first half of 2007. Management believes that these loans are well secured and does not expect any material loss on these loans.
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
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	June 30, 2007	December 31, 2006	June 30, 2006
Balance at beginning of period	$26	$945	$945
Other real estate transferred from loans due to foreclosure (net of adjustments made through the allowance for loan losses)	69	23	7
Other real estate sold/written down	(18)	(942)	(900)

Balance at end of period	$77	$26	$52

During the first six months of 2007, the Corporation received real estate in lieu of loan payments of $69,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Deposits
The Corporation had an increase in deposits in the first six months of 2007. Total deposits increased by $8.825 million, or 2.8%, in the first six months of 2007. Core deposits increased from $199.609 million at 2006 year end to $211.773 million, an increase of $12.164 million. During the first six months of 2007, the Corporation reduced its wholesale funding, brokered deposits, by $4.567 million. The Corporation utilizes brokered deposits to fulfill the shortfall between increases in bank deposits compared to loan funding needs. During the first half of 2007, the Corporation was able to reduce its reliance on brokered deposits.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2007	% of Total	2006	% of Total	2006	% of Total
Non-interest-bearing	$28,811	8.97%	$23,471	7.51%	$21,773	7.66%
NOW and money market	73,994	23.03	73,188	23.43	68,107	23.97
Savings	12,422	3.87	13,365	4.28	22,104	7.78
Certificates of Deposit <$100,000	96,546	30.05	89,585	28.67	73,800	25.97

Total core deposits	211,773	65.92	199,609	63.89	185,784	65.38

Certificates of Deposit >$100,000	24,879	7.75	23,645	7.57	19,025	6.69
Brokered CDs	84,594	26.33	89,167	28.54	79,355	27.93

Total non-core deposits	109,473	34.09	112,812	36.11	98,380	34.61

Total deposits	$321,246	100.00%	$312,421	100.00%	$284,164	100.00%

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
Shareholders’ Equity
Total shareholders’ equity increased $1.695 million from December 31, 2006 to June 30, 2007. The increase is comprised of net income, contributed capital of $60,000 in recognition of stock option expense and an increase in the market value of securities of $54,000. The Board of Directors does not anticipate declaring any dividends in the near future. The declaration of dividends is contingent on a variety of factors including regulatory and state statutes, and the Corporation’s return to profitability.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before provision for loan losses for the quarter ended June 30, 2007, increased by $.833 million, or 14.8%, compared to the same period one year ago. This increase in net interest income was a result of the combination of increased average balances and increased rates. The Corporation, through the first six months of 2006, benefited from prime rate increases as more assets were repricing upwards than liabilities. This asset sensitive position has been declining in recent periods as the Corporation initiated steps as a part of its ALCO Committee to reduce interest rate risk. More discussion is included relative to repricing and asset sensitivity under the caption “Interest Rate Risk” elsewhere in this report.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
In the second quarter of 2007, net interest income totaled $3.269 million compared to $2.935 million for the same three month period in 2006. The increase of $.334 million is attributed largely to increased loan balances of $51.035 million between periods. The overall yield on earning assets increased from 7.15% in the second quarter of 2006 to 7.76% in 2007. The increase in yields was due primarily to repricing of loans and investments commensurate with increases in the prime rate during the first six months of 2006 from 7.25% to 8.25%. This increased yield on earning assets was largely offset by similar increases in the cost of interest bearing liabilities, which increased from 3.91% in the second quarter of 2006 to 4.66% in 2007.
The following tables present the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2007-2006
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	Variance	Variance	Variance	Variance

Loans (1,2)	$324,721	$273,686	$51,035	8.14%	7.88%	$6,591	$5,374	$1,217	$1,002	$181	34
Taxable securities	25,971	30,328	(4,357)	4.53	3.61	293	273	20	(39)	69	(10)
Nontaxable securities	—	3,757	(3,757)	—	4.38	—	41	(41)	(41)	(41)	41
Federal funds sold	7,756	9,738	(1,982)	5.27	5.11	102	124	(22)	(25)	4	(1)
Other interest-earning assets	5,934	5,736	198	4.33	4.96	64	71	(7)	2	(9)	—

Total earning assets	364,382	323,245	41,137	7.76	7.30	7,050	5,883	1,167	899	204	64

Reserve for loan losses	(4,972)	(5,427)	455
Cash and due from banks	5,976	5,957	19
Intangible assets	172	284	(112)
Other assets	16,507	17,469	(962)

Total assets	$382,065	$341,528	$40,537

NOW and money market deposits	$72,371	$69,994	$2,377	3.49	3.13	629	546	83	19	62	2
Savings deposits	13,288	14,641	(1,353)	1.63	1.37	54	50	4	(5)	9	—
CDs <$100,000	96,442	80,895	15,547	5.00	4.21	1,202	850	352	163	158	31
CDs >$100,000	24,350	17,050	7,300	5.02	4.49	305	191	114	82	23	9
Brokered deposits	79,301	71,957	7,344	5.45	4.86	1,077	872	205	89	105	11
Borrowings	39,209	37,610	1,599	5.25	4.68	514	439	75	19	53	3

Total interest-bearing liabilities	324,961	292,147	32,814	4.67	4.05	3,781	2,948	833	367	410	56
Demand deposits	23,717	20,054	3,663
Other liabilities	2,975	3,406	(431)
Shareholders’ equity	30,412	25,921	4,491

Total liabilities and shareholders’ equity	$382,065	$341,528	$40,537

Rate spread				3.09%	3.25%

Net interest margin/revenue				3.60%	3.64%	$3,269	$2,935	$334	$532	$(206)	$8

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.

	Six Months Ended
								2007-2006
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	Variance	Variance	Variance	Variance

Loans (1,2)	$321,415	$262,274	$59,141	8.15%	7.74%	$12,995	$10,066	$2,929	$2,270	$538	121
Taxable securities	27,703	30,347	(2,644)	4.32	3.63	594	547	47	(48)	104	(9)
Nontaxable securities	—	3,816	(3,816)	—	4.33	—	82	(82)	(82)	—	—
Federal funds sold	9,103	9,582	(479)	5.32	4.78	240	227	13	(11)	26	(2)
Other interest-earning assets	5,450	5,756	(306)	4.66	4.76	126	136	(10)	(7)	(3)	—

Total earning assets	363,671	311,775	51,896	7.74	7.15	13,955	11,058	2,897	2,122	665	110

Reserve for loan losses	(4,985)	(5,737)	752
Cash and due from banks	5,911	6,147	(236)
Intangible assets	183	301	(118)
Other assets	16,459	17,187	(728)

Total assets	$381,239	$329,673	$51,566

NOW and money market deposits	$72,282	$68,949	$3,333	3.48	2.99	1,249	1,024	225	50	167	8
Savings deposits	13,284	14,987	(1,703)	1.64	1.29	108	96	12	(11)	26	(3)
CDs <$100,000	94,243	79,291	14,952	4.95	4.07	2,312	1,600	712	302	345	65
CDs >$100,000	24,117	15,438	8,679	4.98	4.44	596	340	256	191	42	23
Brokered deposits	82,022	64,833	17,189	5.47	4.76	2,225	1,529	696	405	230	61
Borrowings	38,795	37,017	1,778	5.29	4.66	1,018	855	163	41	116	6

Total interest-bearing liabilities	324,743	280,515	44,228	4.66	3.91	7,508	5,444	2,064	978	926	160
Demand deposits	23,596	19,721	3,875
Other liabilities	3,064	3,609	(545)
Shareholders’ equity	29,836	25,828	4,008

Total liabilities and shareholders’ equity	$381,239	$329,673	$51,566

Rate spread				3.08%	3.24%

Net interest margin/revenue				3.57%	3.63%	$6,447	$5,614	$833	$1,144	$(261)	$(50)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Provision for Loan Losses
The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. There was no provision for loan losses in the first half of 2007. In recognition of the improved credit quality, the Corporation reduced its loan loss reserve by $600,000 in the first half of 2006. Management, on a quarterly basis, recalculates the required loan loss reserve based upon consistently applied criteria which includes, among other factors, loan type, historical charge-off information by loan type, and a loan grading system applied for evaluating credit risk. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. A provision for loan losses may be required for future periods if credit quality should deteriorate or loan growth is such that the general reserve is no longer deemed adequate. Management expects, based upon current projected loan growth, that a provision for loan loss will be required later in 2007 in order to maintain required reserve levels.
Other Income
Other income increased by $.788 million for the six months ended June 30, 2007, compared to the six months ended June 30, 2006. The Corporation recognized a benefit from the settlement of a lawsuit against its former accountants in the first half of 2007, which amounted to $.470 million. Service fees increased $.114 million in the first six months of 2007, while other noninterest income increased $.558 million. Revenue due to loans produced and sold in the secondary market amounted to $.199 million compared to $.083 million a year ago. We expect to continue to benefit from secondary market activity in future periods. The Corporation is also expecting to increase other income from sources such as fees from the sale of SBA guaranteed loans.
During the second quarter of 2007, the Corporation recognized $.342 million in other income, compared to $.251 million for the second quarter of 2006. Service fees increased for the second quarter of 2007 by $.063 million to $.185 million when compared to $.122 million in the second quarter of 2006. Also contributing to the increase in total other income was revenue from the sale of loans sold on the secondary market, which increased by $.049 million from $.042 million in the second quarter of 2006 to $.091 million for the same period in 2007.
The following table details noninterest income for the three and six months ended June 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	2007-2006	2007	2006	2007-2006
Service fees	$185	$122	51.64	$346	$232	49.14
Net gains on sale of secondary market loans	91	42	116.67	199	83	139.76
Proceeds from settlement of lawsuit	—	—	N/A	470	—	N/A
Other noninterest income	66	87	(24.14)	240	152	57.89

Total other income	$342	$251	36.26	$1,255	$467	168.74

Other Expenses
Other expenses increased $.128 million for the six months ended June 30, 2007, compared to the same period in 2006. Salaries, commissions, and related benefits increased $.320 million, during the first six months of 2007, compared to the first six months of 2006. This increase reflects the annual salary increases and staffing additions. The Corporation, in an attempt to increase core deposit balances, added three Treasury Management Specialists to focus on generating business related transactional deposit balances. The most significant decrease in 2007 expenses was in professional services, due primarily from reduced legal costs. In 2006, significant legal costs were incurred

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
in pursuit of legal action against the Corporation’s former accountants. The $.045 million increase in data processing costs is the result of increased deposit balances and activity, along with added data processing services. The $.077 million decrease in loan and deposit expense is due in large part to the reduction in FDIC insurance premiums, which amounted to $.047 million in the first six months of 2006, compared to $.018 million in 2007, a reduction of $.029 million. This reduction in premium was due to lower premium assessments and is expected to continue for the near term. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not negatively impact service quality and employee morale.
The Corporation recognized other expense in the second quarter of 2007 totaling $3.065 million, compared to $2.996 million in the second quarter of 2006. The increase in noninterest expense between periods was composed of increases in salary and employee benefits, due primarily to staffing increases; occupancy, due to a branch office relocation; and data processing, due to increased services and volume. These increased expenses were partially offset by reductions in professional service fees. In the second quarter of 2006, the Corporation incurred $240,000 in legal fees to pursue legal action against the Corporation’s former accountants. This lawsuit was settled early in 2007.
The following table details noninterest expense for the three and six months ended June 30, 2007 and June 30, 2006 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2007	2006	2007-2006%	2007	2006	2007-2006%
Salaries and employee benefits	$1,672	$1,496	11.77	$3,410	$3,090	10.36
Occupancy	327	293	11.60	661	610	8.36
Furniture and equipment	166	155	7.10	323	311	3.86
Data processing	210	182	15.39	381	336	13.39
Professional service fees	174	414	(57.97)	325	614	(47.07)
Loan and deposit	79	98	(19.39)	151	228	(33.77)
Telephone	59	51	15.69	117	100	17.00
Advertising	91	107	(14.95)	183	177	3.39
Other	287	200	43.50	570	527	8.16

Total noninterest expense	$3,065	$2,996	2.30	$6,121	$5,993	2.14

Federal Income Taxes
There was no tax provision for the first quarter of 2007 and 2006. The Corporation’s results of operations for 2007 and 2006 do not reflect the impact of federal income taxes due to large NOL carryforwards, a portion of which was utilized in each period to offset current federal taxes. The differences in each year between the tax provision or benefit and the federal corporate income tax rate of 34% are primarily due to permanent and temporary differences between book and taxable income. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2007, the Corporation had an NOL carryforward of approximately $36.9 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. In 2006, a $500,000 benefit was recognized and a portion of the NOL carryforward was utilized to offset current year tax expense. The deferred tax benefit was recognized in accordance with generally accepted accounting principles which allow for recognition when it is “more likely than not” that such benefit will in fact be realized in future periods. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods and recognize the related tax benefits when appropriate. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation. The utilization of the NOL and tax credit carryforwards will be evaluated based upon management’s determination of the probable outcome of attaining the projected profit levels

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
during the remaining utilization period. Based upon the Corporation’s most recent results of operations and current projections, it is anticipated that the Corporation will recognize a portion of the deferred tax benefit later in 2007.
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
During the first half of 2007, the Corporation increased cash and cash equivalents by $.301 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities, a net increase in loans of $16.440 million and a “net” reduction in securities available for sale of $8.876 million. The net increases in assets were offset by a similar increase in deposit liabilities of $8.825 million. This increase in deposits was composed of a decrease in brokered deposits of $4.573 million combined with an increase in bank deposits of $13.398 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2007, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. The Corporation has a $6 million correspondent bank line of credit available for short-term liquidity. This line of credit has an outstanding balance of $1.959 million as of June 30, 2007. The Corporation is currently exploring alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At June 30, 2007, the Bank’s core deposits in relation to total funding were 59.6% compared to 58.3% at June 30, 2006. These ratios indicated at June 30, 2007, that the Bank has decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2007, the Bank had $14.875 million of unsecured lines available and another $8.125 million available if secured. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
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

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2007, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first half of 2007, total capitalization increased by $1.695 million.
The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2007	2006	2006
Capital Structure
Shareholders’ equity	$30,485	$28,790	$27,179

Total capitalization	$30,485	$28,790	$27,179

Tangible capital	$30,323	$28,585	$26,911

Intangible Assets
Core deposit premium	$162	$205	$268
Other identifiable intangibles	—	—	—

Total intangibles	$162	$205	$268

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$30,485	$28,790	$27,179
Net unrealized (gains) losses on available for sale securities	133	187	616
Minority interest	—	—	—
Less: intangibles	(162)	(205)	(268)

Total Tier 1 capital	$30,456	$28,772	$27,527

Tier 2 Capital:
Allowable reserve for loan losses	$4,309	$4,113	$3,728
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,309	4,113	3,728

Total capital	$34,765	$32,885	$31,255

Risk-adjusted assets	$344,120	$328,133	$296,555

Capital ratios:
Tier 1 Capital to average assets	7.97%	7.85%	10.54%
Tier 1 Capital to risk weighted assets	8.85%	8.77%	8.04%
Total Capital to risk weighted assets	10.10%	10.02%	9.28%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders'	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2007	7.75%	7.71%	7.97%	8.85%	10.10%
December 31, 2006	7.52%	7.47%	7.85%	8.77%	10.02%

The Bank:
June 30, 2007	8.13%	8.09%	8.37%	9.30%	10.56%
December 31, 2006	7.97%	7.92%	8.33%	9.31%	10.57%

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
The Corporation also has $24.086 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

25.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
     The following is the Corporation’s opportunities at June 30, 2007 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$235,849	$8,429	$28,608	$66,010	338,896
Securities	11,210	5,499	7,000	377	24,086
Other (1)	7,176	—	—	3,794	10,970

Total interest-earning assets	254,235	13,928	35,608	70,181	373,952

Interest-bearing obligations:
NOW, Money Market, and Savings	86,416	—	—	—	86,416
Time deposits	49,377	61,384	9,872	792	121,425
Brokered deposits	35,021	49,573	—	—	84,594
Borrowings	21,348	—	—	16,959	38,307

Total interest-bearing obligations	192,162	110,957	9,872	17,751	330,742

Gap	$62,073	$(97,029)	$25,736	$52,430	$43,210

Cumulative gap	$62,073	$(34,956)	$(9,220)	$43,210

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at June 30, 2007, the Corporation had a cumulative liability sensitivity gap position of $34.956 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decrease in the next twelve months, the above GAP position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and savings accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
At December 31, 2006, the Corporation had a cumulative liability sensitivity gap position of $36.811 million within the one-year time frame. The decrease in the gap position from December 31, 2006, to June 30, 2007, was insignificant.
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

26.

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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of June 30, 2007, the Corporation had excess Canadian assets of $.385 million (or $.364 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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

27.

MACKINAC FINANCIAL CORPORATION
ITEM 4 CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13-a 15(e) and 15d-15(e) under the Securities Exchange act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Corporation’s management, including the Chairman and Chief Executive Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

28.

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
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Registrant’s shareholders was held on May 24, 2007. The purpose of the meeting was to elect directors, as shown below, each for a three-year term expiring in 2010. The number of shares voted is presented in the table below.

Director	For	Withheld
Paul D. Tobias	2,247,825	365,403

Eliot R. Stark	1,827,235	785,993

29.

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION
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

30.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)
Date: August 10, 2007	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER,
EXECUTIVE VICE PRESIDENT / CHIEF FINANCIAL OFFICER (principal accounting officer)

31.