Form 10-Q
period 2007-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2007-11-14
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007
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
Yes ☐ No ☑
As of October 31, 2007, there were outstanding 3,428,695 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2007 (Unaudited), December 31, 2006 and September 30, 2006 (Unaudited)	1

Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three and Nine Months Ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	13

Item 3. Quantitative and Qualitative Disclosures About Market Risk	24

Item 4. Controls and Procedures	27

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	28

Item 6. Exhibits and Reports on Form 8-K	29

SIGNATURES	30
Certification of Chief Executive Officer
Certification of Chief Financial Officer
Section 1350 Certification of Chief Executive Officer
Section 1350 Certification of Chief Financial Officer

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2007	2006	2006
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$7,364	$4,865	$5,537
Federal funds sold	947	5,841	11,949

Cash and cash equivalents	8,311	10,706	17,486

Interest-bearing deposits in other financial institutions	6,995	856	889
Securities available for sale	17,973	32,769	36,129
Federal Home Loan Bank stock	3,794	3,794	4,152

Loans:
Commercial	285,680	261,726	238,481
Mortgage	54,962	58,014	51,341
Installment	3,507	2,841	2,792

Total Loans	344,149	322,581	292,614
Allowance for loan losses	(5,022)	(5,006)	(5,316)

Net loans	339,127	317,575	287,298
Premises and equipment	12,733	12,453	12,643
Other real estate held for sale	451	26	26
Other assets	11,829	4,612	4,568

TOTAL ASSETS	$401,213	382,791	$363,191

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$28,325	$23,471	$22,826
Interest-bearing deposits:
NOW and Money Market	87,262	73,188	73,797
Savings	12,831	13,365	13,915
CDs<$100,000	90,220	89,585	85,236
CDs>$100,000	24,432	23,645	20,305
Brokered	78,301	89,167	77,415

Total deposits	321,371	312,421	293,494

Borrowings	38,239	38,307	38,307
Other liabilities	2,906	3,273	3,164

Total liabilities	362,516	354,001	334,965
Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding
Common stock and additional paid in capital — No par value
Authorized - 18,000,000 shares
Issued and outstanding - 3,428,695 shares	42,810	42,722	42,646
Accumulated deficit	(4,107)	(13,745)	(14,083)
Accumulated other comprehensive (loss)	(6)	(187)	(337)

Total shareholders’ equity	38,697	28,790	28,226

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$401,213	$382,791	$363,191

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,929	$5,635	$19,610	$15,316
Tax-exempt	118	189	432	575
Interest on securities
Taxable	263	306	857	852
Tax-exempt	—	5	—	87
Other interest	209	268	575	631

Total interest income	7,519	6,403	21,474	17,461

INTEREST EXPENSE:
Deposits	3,443	2,951	9,932	7,540
Borrowings	516	500	1,535	1,355

Total interest expense	3,959	3,451	11,467	8,895

Net interest income	3,560	2,952	10,007	8,566
Provision for loan losses	400	—	400	(600)

Net interest income after provision for loan losses	3,160	2,952	9,607	9,166

OTHER INCOME:
Service fees	169	133	515	365
Net gains on sale of secondary market loans	165	66	364	149
Proceeds from settlement of lawsuit	—	—	470	—
Other	62	41	302	193

Total other income	396	240	1,651	707

OTHER EXPENSE:
Salaries and employee benefits	1,695	1,487	5,106	4,577
Occupancy	322	333	983	943
Furniture and equipment	178	159	501	470
Data processing	196	176	577	512
Professional service fees	78	341	403	955
Loan and deposit	63	78	214	305
Telephone	68	55	185	155
Advertising	97	70	280	247
Other	304	303	873	831

Total other expense	3,001	3,002	9,122	8,995

Income before income taxes	555	190	2,136	878
Provision for (benefit of) income taxes	(7,500)	(500)	(7,500)	(500)

NET INCOME	$8,055	$690	$9,636	$1,378

INCOME PER COMMON SHARE:
Basic	$2.35	$.20	$2.81	$.40

Diluted	$2.35	$.20	$2.81	$.40

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2007	2006	2007	2006
Balance, beginning of period	$30,485	$27,179	$28,790	$26,588

Net income for period	8,055	690	9,636	1,378
Stock option compensation	30	78	90	234
Net unrealized gain on securities available for sale	127	279	181	26

Total comprehensive income	8,212	1,047	9,907	1,638

Balance, end of period	$38,697	$28,226	$38,697	$28,226

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2007	2006
Cash Flows From Operating Activities:
Net income	$9,636	$1,378
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	547	762
Provision for loan losses	400	(600)
Provision for benefit of income taxes	(7,500)	(500)
(Gain) on sales of premises, equipment, and other real estate	(12)	(60)
Writedown of other real estate	40	—
Stock option compensation	90	234
Change in other assets	221	(68)
Change in other liabilities	(368)	79

Net cash provided by (used in) operating activities	3,054	1,225

Cash Flows From Investing Activities:
Net (increase) in loans	(22,435)	(53,058)
Net (increase) decrease in interest-bearing deposits in other financial institutions	(6,139)	136
Purchase of securities available for sale	(18,558)	(5,000)
Proceeds from maturities, calls or paydowns of securities available for sale	33,715	3,079
FHLB repurchase of stock	—	703
Capital expenditures	(1,231)	(1,307)
Proceeds from sale of premises, equipment, and other real estate	317	1,013

Net cash (used in) investing activities	(14,331)	(54,434)

Cash Flows From Financing Activities:
Net increase in deposits	8,950	60,862
Proceeds from issuance of debt	—	1,959
Principal payments on borrowings	(68)	(69)

Net cash provided by financing activities	8,882	62,752

Net increase (decrease) in cash and cash equivalents	(2,395)	9,543
Cash and cash equivalents at beginning of period	10,706	7,943

Cash and cash equivalents at end of period	$8,311	$17,486

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest	$9,735	$8,764
Income taxes	—	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	443	23
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2006.

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

made available for grant under these plans. These two 1997 plans expired early in 2007. Options under all of the plans are granted at the discretion of a committee of the Corporation’s Board of Directors. Options to purchase shares of the Corporation’s stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of before tax compensation expense in the amount of $90,000 for the nine months ended September 30, 2007, and $234,000 for the same period in 2006. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.03 and $.07 in the first nine months of 2007 and 2006, respectively.

2.	RECENT ACCOUNTING PRONOUNCEMENT

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands, except per share data):

		Weighted Average	Income
	Net Income	Number of Shares	Per Share
Three Months Ended September 30,
2007
Income per share — Basic and diluted	$8,055	3,428,695	$2.35

2006
Income per share — Basic and diluted	$690	3,428,695	$.20

Nine Months Ended September 30,
2007
Income per share — Basic and diluted	$9,636	3,428,695	$2.81

2006
Income per share — Basic and diluted	$1,378	3,428,695	$.40

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2007, December 31, 2006 and September 30, 2006 are as follows (dollars in thousands):

	September 30, 2007		December 31, 2006		September 30, 2006
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies	$17,494	$17,428	$32,445	$32,176	$35,954	$35,536
Obligations of states and political subdivisions	485	545	511	593	512	593

Total securities available for sale	$17,979	$17,973	$32,956	$32,769	$36,466	$36,129

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $17.794 million and $17.729 million, respectively, at September 30, 2007.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at September 30, 2007, December 31, 2006 and September 30, 2006 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Commercial real estate	$161,032	$154,332	$146,838
Commercial, financial, and agricultural	78,822	71,385	58,548
One to four family residential real estate	54,962	58,014	51,341
Construction	45,826	36,009	33,095
Consumer	3,507	2,841	2,792

Total loans	$344,149	$322,581	$292,614

LOANS – Allowance for loan losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2007, the year ended December 31, 2006, and the nine months ended September 30, 2006 is as follows: (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Balance at beginning of period	$5,006	$6,108	$6,108
Recoveries on loans	39	91	59
Loans charged off	(423)	(332)	(251)
Provision	400	(861)	(600)

Balance at end of period	$5,022	$5,006	$5,316

In the first nine months of 2007, net charge off activity was $384,000, or .12% of average loans outstanding compared to net charge-offs of $192,000, or .07% of average loans, in the same period in 2006. During the third quarter of 2007, a provision of $400,000 was made to increase the reserve. This provision was made in accordance with the Corporation’s allowance for loan loss reserve policy, which calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans. In the first quarter of 2006, the Corporation reduced the allowance for loan losses by recording a negative provision amounting to $600,000. In the fourth quarter of 2006, a reduction of $261,000 was made to the reserve due to the resolution of a problem loan with an excess specific reserve. These reductions in the reserve were made in recognition of the improved credit quality existent in the loan portfolio and are discussed in more detail under “Management’s Discussion and Analysis.”

LOANS – Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current, or not troubled was not material to the consolidated financial statements for the nine months ended September 30, 2007 and 2006.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Information regarding impaired loans as of September 30, 2007, December 31, 2006 and September 30, 2006 is as follows (dollars in thousands):

				Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2007	2006	2006	2007	2006	2006
	(Unaudited)		(Unaudited)
Balances, at period end
Impaired loans with specific valuation reserve	$2,889	$1,804	$1,803	$835	$493	$164
Impaired loans with no specific valuation reserve	283	1,136	262	—	—	—

Total impaired loans	$3,172	$2,940	$2,065	$835	$493	$164

Impaired loans on nonaccrual basis	$3,136	$2,900	$2,065	$835	$493	$164
Impaired loans on accrual basis	36	40	—	—	—	—

Total impaired loans	$3,172	$2,940	$2,065	$835	$493	$164

Average investment in impaired loans	$4,018	$1,192	$713
Interest income recognized during impairment	71	7	4
Interest income that would have been recognized on an accrual basis	288	114	56
Cash-basis interest income recognized	65	5	3
The average investment in impaired loans was approximately $4.018 million for the nine months ended September 30, 2007, $1.192 million for the year ended December 31, 2006, and $.713 million for the nine months ended September 30, 2006, respectively. Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

LOANS – Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Loans outstanding beginning of period	$1,621	$578	$578
New loans	—	1,647	1,647
Net activity on revolving lines of credit	—	271	271
Repayment	(449)	(875)	(865)

Loans outstanding end of period	$1,172	$1,621	$1,631

There were no loans to related-parties classified substandard at September 30, 2007, December 31, 2006 or September 30, 2006, respectively. In addition to the outstanding balances above, there were unused commitments of $600,000 to related parties at September 30, 2007.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	BORROWINGS

Borrowings consist of the following at September 30, 2007, December 31, 2006 and September 30, 2006 (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Federal Home Loan Bank advances at rates ranging from 4.98% to 5.26% maturing in 2010 and 2011	$35,000	$35,000	$35,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	1,280	1,348	1,348

Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate, 7.75% as of September 30, 2007, maturing May 21, 2008	1,959	1,959	1,959

	$38,239	$38,307	$38,307

The Federal Home Loan Bank borrowings are collateralized at September 30, 2007, by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $21.362 million; U.S. government agency securities with an amortized cost and estimated fair value of $16.644 million and $16.579 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2007.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $615,000 originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $794,000, and guaranteed by the Corporation.

7.	STOCK OPTION PLANS

A summary of stock option transactions for the nine months ended September 30, 2007 and 2006, and the year ended December 31, 2006, is as follows: (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December 2004).

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

There were no options granted in the first nine months of 2007 and 2006.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at September 30, 2007:

			Weighted Average
Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price
$9.16	12,500	5,000	8.25	$9.16
$9.75	257,152	120,861	7.21	9.75
$10.65	72,500	14,500	9.25	10.65
$11.50	40,000	8,000	8.00	11.50
$12.00	60,000	12,000	7.71	12.00
$156.00 - $240.00	3,545	3,545	3.51	186.75
$300.00 - $406.60	720	720	1.79	345.00

	446,417	164,626	7.67	$12.29

8.	INCOME TAXES

In the third quarter of 2007, the Corporation reversed a portion of the valuation allowance that pertained to the deferred tax benefit of NOL and tax credit carryforwards. This valuation adjustment, $7.500 million, was recorded as a current period income tax benefit. The recognition of this benefit was in accordance with generally accepted accounting principles, and considered, among other things, the probability of utilizing the NOL and credit carryforwards. Additional discussion on the recognition of this deferred tax benefit is presented in the “Management’s Discussion and Analysis” section of this report.

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

	September 30,	December 31,	September 30,
	2007	2006	2006
Commitments to extend credit:
Fixed rate	$10,075	$9,288	$4,628
Variable rate	50,728	44,141	44,142
Standby letters of credit — Variable rate	5,957	6,233	6,422
Credit card commitments — Fixed rate	2,388	2,391	2,488

	$69,148	$62,053	$57,680

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at September 30, 2007 represents $43.422 million, or 18.10%, compared to $35.965 million, or 17.51%, of the commercial loan portfolio on September 30, 2006. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

12.

MACKINAC FINANCIAL CORPORATION
ITEM 2 AGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
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

13.

MACKINAC FINANCIAL CORPORATION
ITEM 2 AGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2006. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.
FINANCIAL OVERVIEW
Year-to-date consolidated net income was $9.636 million through September 30, 2007, or $2.81 per share, compared to income of $1.378 million, $.40 per share, for the same period in 2006. The income for the three months ended September 30, 2007 amounted to $8.055 million, or $2.35 per share, compared to income of $.690 million, or $.20 per share for the same period in 2006. The results of operations for the first nine months of 2007 include a provision for the benefit of income taxes in the amount of $7.500 million in recognition of a deferred tax benefit, $470,000, of proceeds from the settlement of a lawsuit against the Corporation’s former accountants, and a provision for loan losses of $400,000. During the comparable nine month period in 2006, the Bank recorded a $600,000 negative provision for loan losses in recognition of improved credit quality, as well as a $500,000 provision for the benefit of income taxes. Excluding these items provides a more revealing picture of operating results. The adjusted figures show net income in the first nine months of 2007 of $2.066 million, or $.60 per share, compared to an adjusted net income of $.278 million, or $.09 per share, for the same period in 2006. The adjusted 2007 third quarter figures show net income of $.958 million, or $.28 per share, compared to $.190 million, or $.06 per share, in the third quarter of 2006.
Total assets increased $18.422 million from December 31, 2006 to September 30, 2007. The loan portfolio increased $21.568 million in the first nine months of 2007, from December 31, 2006 balances of $322.581 million. Deposits totaled $321.371 million at September 30, 2007, an increase of $8.950 million from the $312.421 million at December 31, 2006.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents decreased $2.395 million in 2007. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Available-for-sale securities decreased $14.796 million, or 45.15%, from December 31, 2006 to September 30, 2007, with the balance on September 30, 2007, totaling $17.973 million. The decrease during the first nine months of 2007 was due to a combination of maturities, calls and paydowns of securities. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2007, investment securities with an estimated fair value of $17.794 million were pledged. During the first nine months of 2007, the Corporation utilized a higher proportion of federal funds to maintain liquidity since yields were comparable to those offered on short-term investment securities.
Loans
Through the third quarter of 2007, loan balances increased by $21.568 million, or 6.69%, from December 31, 2006 balances of $322.581 million. During the first nine months of 2007, the Bank had total loan production of $87 million. This loan production, some of which has not yet funded, was significantly offset by normal principal runoff and amortization, $29 million, and large paydowns and refinancing, which totaled $30 million. In the first nine months of 2007, the Corporation also sold $5.4 million of the guaranteed portion of government sponsored SBA and UDSA loans. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

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
Following is a summary of the loan portfolio at September 30, 2007, December 31, 2006 and September 30, 2006 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2007	Total	2006	Total	2006	Total
Commercial real estate	$161,032	46.79%	$154,332	47.84%	$146,838	50.18%
Commercial, financial, and agricultural	78,822	22.90	71,385	22.13	58,548	20.01
One to four family residential real estate	54,962	15.97	58,014	17.99	51,341	17.55
Construction	45,826	13.32	36,009	11.16	33,095	11.31
Consumer	3,507	1.02	2,841	.88	2,792	.95

Total loans	$344,149	100.00%	$322,581	100.00%	$292,614	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2007, December 31, 2006 and September 30, 2006 (dollars in thousands):

	September 30, 2007			December 31, 2006			September 30, 2006
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
R/E — oper of nonresidential bldgs	$43,422	18.10%	112.21%	$44,308	19.63%	153.90%	$35,965	17.51%	127.42%
Hospitality and tourism	37,479	15.63	96.85	30,826	13.66	107.07	37,287	18.15	132.10
Real estate agents & managers	25,662	10.70	66.32	25,071	11.11	87.08	19,744	9.61	69.95
Offices of holding companies	10,831	4.52	27.99	4,989	2.21	17.33	1,496	.73	5.30
Other	122,460	51.05	316.46	120,523	53.39	418.63	110,894	54.00	392.88

Total Commercial Loans	$239,854	100.00%		$225,717	100.00%		$205,386	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2007. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the nine months ended September 30, 2007 amounted to $.384 million, or .12% of average loans outstanding, compared to $.192 million, .07% of average loans outstanding, for the same period in 2006. In the third quarter of 2007, the Corporation recorded a $400,000 loan loss provision. This provision requirement was largely impacted by one commercial credit that was originated prior to the current management team. The loan, which currently is performing as agreed, is secured by a hotel property. The borrower has indicated their intent to default the loan unless their request for restructuring is granted. An appraisal was obtained as a part of negotiations and indicated some deterioration of the underlying asset. These facts, coupled with the need to provide an additional loan loss provision for new growth resulted in the $400,000 third quarter provision. The current level of charge-offs is below historical levels and projected charge-off activity, based upon current levels of nonperforming loans, is not expected to attain historical levels. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. In the first quarter of 2006, a reduction of $600,000 was made to the reserve for loan loss in recognition of improved credit quality. A reduction of $261,000 was recorded in the fourth quarter of 2006 when a large problem loan with a specific reserve was resolved with a loss less than anticipated.

15.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of non-performing assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Nonperforming Assets :
Nonaccrual loans	$3,136	$2,899	$2,065
Loans past due 90 days or more	36	40	—
Restructured loans	—	—	—

Total nonperforming loans	3,172	2,939	2,065
Other real estate owned	451	26	26

Total nonperforming assets	$3,623	$2,965	$2,091

Nonperforming loans as a % of loans	.92%	.91%	.71%

Nonperforming assets as a % of assets	.90%	.77%	.58%

Reserve for Loan Losses:
At period end	$5,022	$5,006	$5,316

As a % of loans	1.46%	1.55%	1.82%

As a % of nonperforming loans	158.32%	170.33%	257.43%

As a % of nonaccrual loans	160.14%	172.68%	257.43%

Following is the allocation of the allowance for loan losses as of September 30, 2007, December 31, 2006 and September 30, 2006 (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Commercial, financial and agricultural loans	$4,803	$3,600	$1,431
One to four family residential real estate loans	31	23	29
Consumer loans		—	—
Unallocated and general reserves	188	1,383	3,856

Totals	$5,022	$5,006	$5,316

The Corporation has experienced a significant decline in historical loan charge-offs in the past several years. During this same period, the commercial loan portfolio has grown by $92.854 million from 2005 year end to September 30, 2007. The increased allocation of the reserve from unallocated and general reserves to commercial, financial and agricultural is in recognition of this growth. The increase in nonperforming loans has also resulted in increases for specific reserve allocations. Specific reserve allocations on nonperforming loans totaled $.835 million as of September 30, 2007. The decline of charge-offs in recent years has helped mitigate the need for loan loss provisions, despite increased balances of impaired loans, since the requirement for general reserves significantly decreased.

16.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following ratios assist management in the determination of the Corporation’s credit quality (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Total loans, at period end	$344,149	$322,581	$292,614

Average loans for the year	$327,810	$278,953	$271,351

Allowance for loan losses	$5,022	$5,006	$5,316

Allowance to total loans at period end	1.46%	1.55%	1.82%

Net charge-offs during the period	$384	$241	$192

Net charge-offs to average loans	.12%	.08%	.07%

Net charge-offs to beginning allowance balance	7.67%	3.95%	1.52%

Nonaccrual loans at end of period	$3,136	$2,899	$2,065
Loans past due 90 days or more	36	40	—
Restructured loans	—	—	—

Total nonperforming loans	$3,172	$2,939	$2,065

Nonperforming loans to total loans at end of period	.92%	.91%	.71%

Total nonperforming loans increased $.233 million since December 31, 2006. The increase was due to several commercial credits that were added during the first nine months of 2007 and reflects reductions for problem loans which were resolved during the current year. Management believes that the current reserve levels provide for all projected losses on these problem loans.
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
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	September 30, 2007	December 31, 2006	September 30, 2006
Balance at beginning of period	$26	$945	$945
Other real estate transferred from loans due to foreclosure (net of adjustments made through the allowance for loan losses)	443	23	23
Other real estate sold/written down	(18)	(942)	(942)

Balance at end of period	$451	$26	$26

During the first nine months of 2007, the Corporation received real estate in lieu of loan payments of $.443 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate. Write-downs on other real estate may be recorded based on subsequent evaluations of current realizable fair values.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Deposits
The Corporation had an increase in deposits in the first nine months of 2007. Total deposits increased by $8.950 million, or 2.87%, in the first nine months of 2007. Core deposits increased from $199.609 million at 2006 year end to $218.638 million, an increase of $19.029 million. During the first nine months of 2007, the Corporation reduced its wholesale funding, brokered deposits, by $10.866 million. The Corporation utilizes brokered deposits to fulfill the shortfall between increases in bank deposits compared to loan funding needs. During the first nine months of 2007, the Corporation was able to reduce its reliance on brokered deposits as the growth in core deposits provided funding for loans.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2007	% of Total	2006	% of Total	2006	% of Total
Non-interest-bearing	$28,325	8.81%	$23,471	7.51%	$22,826	7.78%
NOW and money market	87,262	27.15	73,188	23.43	73,797	25.14
Savings	12,831	3.99	13,365	4.28	13,915	4.74
Certificates of Deposit <$100,000	90,220	28.07	89,585	28.67	85,236	29.04

Total core deposits	218,638	68.02	199,609	63.89	195,774	66.70

Certificates of Deposit >$100,000	24,432	7.61	23,645	7.57	20,305	6.92
Brokered CDs	78,301	24.37	89,167	28.54	77,415	26.38

Total non-core deposits	102,733	31.98	112,812	36.11	97,720	33.30

Total deposits	$321,371	100.00%	$312,421	100.00%	$293,494	100.00%

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
Shareholders’ Equity
Total shareholders’ equity increased $9.907 million from December 31, 2006 to September 30, 2007. The increase is comprised of net income of $9.636 million, contributed capital of $90,000 in recognition of stock option expense and a $.181 million increase in the market value of securities. The Board of Directors does not anticipate declaring any dividends in the near future.
RESULTS OF OPERATIONS
Net Interest Income
Net interest income before provision for loan losses for the nine months ended September 30, 2007, increased by $1.441 million, or 16.8%, compared to the same period one year ago. This increase in net interest income was a result of the combination of increased average balances and increased rates. The Corporation, through the first nine months of 2006, benefited from prime rate increases as more assets were repricing upwards than liabilities. The benefits from the 2006 prime rate increases continued through the first nine months of 2007. This asset sensitive position has been declining in recent periods as the Corporation initiated steps as a part of its ALCO Committee to reduce interest rate risk. More discussion is included relative to repricing and asset sensitivity under the caption “Interest Rate Risk” elsewhere in this report.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
In the third quarter of 2007, net interest income totaled $3.560 million compared to $2.952 million for the same three month period in 2006. The increase of $.608 million is attributed largely to increased loan balances of $51.535 million between periods. The Corporation also benefitted from increased rates, as the overall yield on earning assets increased from 7.29% in the third quarter of 2006 to 7.84% in 2007. The increase in yields was due primarily to repricing of loans and investments. This increased yield on earning assets was partially offset by similar increases in the cost of interest bearing liabilities, which increased from 4.43% in the third quarter of 2006 to 4.65% in 2007.
The following tables present the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2007-2006
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	Variance	Variance	Variance	Variance
Loans (1,2)	$340,391	$289,210	$51,181	8.21	7.99%	$7,047	$5,824	$1,223	$1,031	$163	29
Taxable securities	22,979	33,482	(10,503)	4.54	3.63	263	306	(43)	(96)	77	(24)
Nontaxable securities	—	354	(354)	—	5.60	—	5	(5)	(5)	(5)	5
Federal funds sold	9,339	18,142	(8,803)	5.14	5.07	121	232	(111)	(113)	3	(1)
Other interest-earning assets	7,838	7,099	739	4.45	2.01	88	36	52	4	44	4

Total earning assets	380,547	348,287	32,260	7.84	7.29	7,519	6,403	1,116	821	282	13

Reserve for loan losses	(4,839)	(5,384)	545
Cash and due from banks	7,110	5,354	1,756
Intangible assets	152	252	(100)
Other assets	17,135	14,123	3,012

Total assets	$400,105	$362,632	$37,473

NOW and money market deposits	$83,186	$71,232	$11,954	3.60	3.40	755	610	145	102	37	6
Savings deposits	12,900	14,198	(1,298)	1.54	1.59	50	57	(7)	(5)	(2)	—
CDs <$100,000	93,223	83,777	9,446	4.92	4.49	1,155	949	206	107	89	10
CDs >$100,000	24,590	19,832	4,758	5.15	4.72	319	236	83	57	21	5
Brokered deposits	85,203	83,895	1,308	5.42	5.20	1,164	1,099	65	17	47	1
Borrowings	38,325	36,454	1,871	5.34	5.44	516	500	16	26	(9)	(1)

Total interest-bearing liabilities	337,427	309,388	28,039	4.65	4.43	3,959	3,451	508	304	183	21
Demand deposits	28,191	23,674	4,517
Other liabilities	2,303	1,529	774
Shareholders’ equity	32,184	28,041	4,143

Total liabilities and shareholders’ equity	$400,105	$362,632	$37,473

Rate spread				3.19	2.86%

Net interest margin/revenue				3.71	3.36%	$3,560	$2,952	$608	$517	$99	$(8)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.

	Nine Months Ended
								2007-2006
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2007	2006	(Decrease)	2007	2006	2007	2006	Variance	Variance	Variance	Variance
Loans (1,2)	$327,810	$271,351	$56,459	8.17	7.83%	$20,042	$15,891	$4,151	$3,306	$699	146
Taxable securities	26,111	31,949	(5,838)	4.39	3.57	857	852	5	(156)	197	(36)
Nontaxable securities	—	2,104	(2,104)	—	5.53	—	87	(87)	(87)	(87)	87
Federal funds sold	9,183	12,467	(3,284)	5.26	4.91	361	458	(97)	(121)	32	(8)
Other interest-earning assets	6,254	6,208	46	4.57	3.73	214	173	41	1	39	1

Total earning assets	369,358	324,079	45,279	7.77	7.20	21,474	17,461	4,013	2,943	880	190

Reserve for loan losses	(4,936)	(5,618)	682
Cash and due from banks	6,315	5,880	435
Intangible assets	173	285	(112)
Other assets	16,687	17,020	(333)

Total assets	$387,597	$341,646	$45,951

NOW and money market deposits	$75,957	$69,718	$6,239	3.53	3.13	2,005	1,633	372	146	207	19
Savings deposits	13,155	14,721	(1,566)	1.61	1.39	158	153	5	(16)	24	(3)
CDs <$100,000	93,898	80,803	13,095	4.94	4.22	3,467	2,549	918	413	434	70
CDs >$100,000	24,276	16,919	7,357	5.04	4.55	915	576	339	250	62	27
Brokered deposits	83,094	71,257	11,837	5.45	4.93	3,387	2,629	758	437	276	46
Borrowings	38,637	36,827	1,810	5.31	4.92	1,535	1,355	180	67	108	5

Total interest-bearing liabilities	329,017	290,245	38,772	4.66	4.10	11,467	8,895	2,572	1,297	1,111	164
Demand deposits	25,144	21,053	4,091
Other liabilities	2,809	2,908	(99)
Shareholders’ equity	30,627	27,440	3,187

Total liabilities and shareholders’ equity	$387,597	$341,646	$45,951

Rate spread				3.11	3.10%

Net interest margin/revenue				3.62	3.53%	$10,007	$8,566	$1,441	$1,646	$(231)	$26

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Provision for Loan Losses
The Corporation records a provision for loan losses at a level it believes is necessary to maintain the allowance at an adequate level after considering factors such as loan charge-offs and recoveries, changes in the mix of loans in the portfolio, loan growth, and other economic factors. Management, on a quarterly basis, recalculates the required loan loss reserve based upon consistently applied criteria which includes, among other factors, loan type, historical charge-off information by loan type, and a loan grading system applied for evaluating credit risk. Management continues to monitor the loan portfolio for changes which may impact the required allowance for loan losses. The Corporation recorded a $400,000 provision for loan loss in the 2007 third quarter. This third quarter provision was made largely to provide for the anticipated loss on a large commercial credit which was still performing as of September 30th, under the terms of the original loan agreement. The Bank was notified by the borrower, late in the third quarter that they would default the loan unless their request for restructuring was granted. The third quarter provision was due in part to provide for the anticipated loss on this loan.
Other Income
Other income increased by $.944 million for the nine months ended September 30, 2007, compared to the nine months ended September 30, 2006. The Corporation recognized a benefit from the settlement of a lawsuit against its former accountants in the first nine months of 2007, which amounted to $.470 million. Service fees increased $.150 million in the first nine months of 2007 primarily due to the Bank’s overdraft protection program which was initiated late in 2006. Net gains on sales of loans amounted to $.364 million compared to $.149 million a year ago. This source of noninterest income includes mortgage loans sold to the secondary market and fees from the sale of SBA and USDA guaranteed loans.
During the third quarter of 2007, the Corporation recognized $.396 million in other income, compared to $.240 million for the third quarter of 2006. The largest increase was from gains on sales of loans which increased by $.099 million between periods due primarily to gains on the sale of the guaranteed portion of SBA and USDA loans, which totaled $.121 million in the third quarter. Service fees increased for the third quarter of 2007 by $.036 million to $.169 million when compared to $.133 million in the third quarter of 2006.
The following table details noninterest income for the three and nine months ended September 30, 2007 and 2006 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2007	2006	2007-2006	2007	2006	2007-2006
Service fees	$169	$133	27.1	$515	$365	41.1
Net gains on sale of loans	165	66	150.0	364	149	144.3
Proceeds from settlement of lawsuit	—	—	0.0	470	—	100.0
Other	62	42	47.6	302	194	55.7

Subtotal	396	241	64.3	1,651	708	133.2

Net securities gains	—	(1)	100.0	—	(1)	100.0

Total other income	$396	$240	65.0	$1,651	$707	133.5

Other Expenses
Other expenses increased $.127 million for the nine months ended September 30, 2007, compared to the same period in 2006. Salaries, commissions, and related benefits increased $.529 million during the first nine months of 2007, compared to the first nine months of 2006. This increase reflects the annual salary increases and staffing additions. The Corporation, in an attempt to increase core deposit balances, added three Treasury Management Specialists to focus on generating business related transactional deposit balances. The most significant decrease in 2007 expenses was in professional services, due primarily from reduced legal costs. In 2006, significant legal costs were incurred in pursuit of legal action against the Corporation’s former accountants. The $.065 million increase in

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
data processing costs is the result of increased deposit balances and activity, along with added data processing services. The $.091 million decrease in loan and deposit expense is due in large part to the reduction in FDIC insurance premiums, which amounted to $.076 million in the first nine months of 2006, compared to $.027 million in 2007, a reduction of $.049 million. This reduction in premium was due to lower premium assessments and is expected to continue for the near term. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not negatively impact service quality and employee morale.
The Corporation’s other expense in the third quarter of 2007 totaled $3.001 million, compared to $3.002 million in the third quarter of 2006. The increase in noninterest expense between periods was composed of increases in salary and employee benefits, due primarily to staffing increases; occupancy, due to the relocation of a branch office in the third quarter of 2006; and data processing, due to increased services and volume. These increased expenses were partially offset by reductions in professional service fees.
The following table details noninterest expense for the three and nine months ended September 30, 2007 and September 30, 2006 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2007	2006	2007-2006%	2007	2006	2007-2006%
Salaries and employee benefits	$1,695	$1,487	14.0	$5,106	$4,577	11.6
Occupancy	322	333	(3.3)	983	943	4.2
Furniture and equipment	178	159	11.9	501	470	6.6
Data processing	196	176	11.4	577	512	12.7
Professional service fees	78	341	(77.1)	403	955	(57.8)
Loan and deposit	63	78	(19.2)	214	305	(29.8)
Telephone	68	55	23.6	185	155	19.4
Advertising	97	70	38.6	280	247	13.4
Other	304	303	0.3	873	831	5.1

Total other expense	$3,001	$3,002	(0.0)	$9,122	$8,995	1.4

Federal Income Taxes
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $500,000, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2007, the Corporation had an NOL carryforward of approximately $36.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation’s results of operations for the nine month periods in 2007 and 2006 do not reflect the impact of federal income taxes due to the NOL carryforwards, a portion of which was utilized in each period to offset current federal taxes. In 2006, a $500,000 benefit was recognized and a portion of the NOL carryforward was utilized to offset current year tax expense. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
projected profitability of the Corporation. The Corporation, in future periods, will record a current federal tax provision on income.
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
During the first nine months of 2007, the Corporation decreased cash and cash equivalents by $2.395 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities, a net increase in loans of $22.435 million and a “net” reduction in securities available for sale of $18.558 million. The net increases in assets were offset by a similar increase in deposit liabilities of $8.950 million. This increase in deposits was composed of a decrease in brokered deposits of $10.866 million combined with an increase in bank deposits of $19.816 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2007, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. The Corporation has a $6 million correspondent bank line of credit available for short-term liquidity. This line of credit has an outstanding balance of $1.959 million as of September 30, 2007. The Corporation is currently exploring alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At September 30, 2007, the Bank’s core deposits in relation to total funding were 61.13% compared to 57.23% at September 30, 2006. These ratios indicated at September 30, 2007, that the Bank has decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of September 30, 2007, the Bank had $14.875 million of unsecured lines available and another $9.768 million available if secured. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
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

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2007, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first nine months of 2007, total capitalization increased by $9.907 million.
The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2006	2006
Capital Structure
Shareholders’ equity	$38,697	$28,790	$28,226

Total capitalization	$38,697	$28,790	$28,226

Tangible capital	$38,554	$28,585	$27,989

Intangible Assets
Core deposit premium	$143	$205	$237
Other identifiable intangibles	—	—	—

Total intangibles	$143	$205	$237

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$38,697	$28,790	$28,226
Net unrealized (gains) losses on available for sale securities	6	187	337
Minority interest	—	—	—
Less: intangibles	(143)	(205)	(237)
Less: disallowed deferred tax asset	(7,000)	—	—

Total Tier 1 capital	$31,560	$28,772	$28,326

Tier 2 Capital:
Allowable reserve for loan losses	$4,379	$4,113	$3,800
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,379	4,113	3,800

Total capital	$35,939	$32,885	$32,126

Risk-adjusted assets	$349,678	$328,133	$302,523

Capital ratios:
Tier 1 Capital to average assets	8.03%	7.85%	7.81%
Tier 1 Capital to risk weighted assets	9.03%	8.77%	9.36%
Total Capital to risk weighted assets	10.28%	10.02%	10.62%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2007	9.65%	9.61%	8.03%	9.03%	10.28%
December 31, 2006	7.52%	7.47%	7.85%	8.77%	10.02%

The Bank:
September 30, 2007	10.05%	10.02%	8.46%	9.51%	10.76%
December 31, 2006	7.97%	7.92%	8.33%	9.31%	10.57%

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
The Corporation also has $17.973 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

24.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is the Corporation’s opportunities at September 30, 2007 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$236,843	$8,049	$28,915	$70,342	344,149
Securities	3,499	11,996	2,000	478	17,973
Other (1)	7,942	—	—	3,794	11,736

Total interest-earning assets	248,284	20,045	30,915	74,614	373,858

Interest-bearing obligations:
NOW, Money Market, and Savings	100,093	—	—	—	100,093
Time deposits	45,668	57,753	10,442	789	114,652
Brokered deposits	52,753	25,548	—	—	78,301
Borrowings	21,959	—	—	16,280	38,239

Total interest-bearing obligations	220,473	83,301	10,442	17,069	331,285

Gap	$27,811	$(63,256)	$20,473	$57,545	$42,573

Cumulative gap	$27,811	$(35,445)	$(14,972)	$42,573

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at September 30, 2007, the Corporation had a cumulative liability sensitivity gap position of $35.445 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decreased in the next twelve months, the above GAP position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
At December 31, 2006, the Corporation had a cumulative liability sensitivity gap position of $36.811 million within the one-year time frame. The decrease in the gap position from December 31, 2006, to September 30, 2007, was insignificant.
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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of September 30, 2007, the Corporation had excess Canadian assets of $.310 million (or $.309 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)
Date: November 14, 2007	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER,
EVP/CHIEF FINANCIAL OFFICER (principal accounting officer)

30.