Form 10-K
period 2007-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2008-03-31
CIK 36506

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number 0-20167
MACKINAC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN	38-2062816
(State of other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
130 South Cedar Street, Manistique, Michigan 49854
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (888) 343-8147
Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑	Smaller reporting company ☐
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $9.45 as of June 30, 2007, was $16.1 million. As of March 27, 2008, there were outstanding, 3,428,695 shares of the Corporation’s Common Stock (no par value).
Documents Incorporated by Reference:
Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2007, are incorporated by reference into Parts I and II of this Report.
Portions of the Corporation’s Proxy Statement for the Annual Meeting of Shareholders to be held May 28, 2008, are incorporated by reference into Part III of this Report.

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
In 2007, the Bank sold the fixed assets and deposits of the Ripley branch office located in Hancock, Michigan.
The Bank currently has 8 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan’s Lower Peninsula. The Bank maintains offices in Antrim, Chippewa, Emmet, Grand Traverse, Houghton, Luce, Manistee, Marquette, Menominee, Oakland, Ontonagon, Otsego, and Schoolcraft Counties. The Bank provides drive-in convenience at 10 branch locations and has 10 automated teller machines. The Bank has no foreign offices.
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
Employees
As of December 31, 2007, the Corporation and its subsidiaries employed, in the aggregate, 109 employees equating to 100 full-time equivalents. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation and management believes that its relationship with its employees is satisfactory.
Business
The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry. This concentration represented $41.597 million or 14.40% of the commercial loan portfolio at December 31, 2007. The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank’s market areas is affected by summer and winter tourism activities.
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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured lines totaled $14.875 million at December 31, 2007, with an additional $10.571 million available if collateralized.
As of December 31, 2007, the Bank had no material risks relative to foreign sources. See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operation in the Corporation’s 2007 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.
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
Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
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
Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
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
Selected Statistical Information
I. Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential
The key components of net interest income, the daily average balance sheet for each year - including the components of earning assets and supporting obligations — the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
II. Investment Portfolio
     A. Investment Portfolio Composition
The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2007	2006	2005
U.S. Agencies	$20,969	$32,176	$30,354
State and political subdivisions	628	593	3,856
Corporate securities	—	—	—
Mortgage-related securities	—	—	—

TOTAL	$21,597	$32,769	$34,210

     B. Relative Maturities and Weighted Average Interest Rates
The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2007 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	year or less	five years	ten years	10 years	TOTAL	Yield (1)
U.S. Agencies	$18,970	$1,999	$—	$—	$20,969	4.35%
State and political subdivisions	5	24	599	—	628	7.98%

TOTAL	$18,975	$2,023	$599	$—	$21,597

Weighted average yield (1)	4.38%	4.08%	8.02%	—%	4.45%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio
     A. Type of Loans
The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Commercial real estate	$171,695	$154,332	$118,637	$105,619	$161,976
Commercial, financial and agricultural	78,192	71,385	56,686	47,446	80,988
One to four family residential real estate	57,613	58,014	44,660	45,292	51,120
Construction	44,042	36,009	17,503	3,096	567
Consumer	3,537	2,841	2,285	2,379	3,195

TOTAL	$355,079	$322,581	$239,771	$203,832	$297,846

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2007, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total
In one year or less:
Variable interest rates	$32,269	$41,241	$9,040	$634	$15,419	$98,603
Fixed interest rates	8,084	1,571	1,931	398	2,246	14,230

After one year but within five years:
Variable interest rates	52,111	16,409	3,504	—	12,842	84,866
Fixed interest rates	57,342	12,297	10,476	2,237	3,851	86,203

After five years:
Variable interest rates	17,035	1,951	26,312	—	9,240	54,538
Fixed interest rates	4,854	4,723	6,350	268	444	16,639

TOTAL	$171,695	$78,192	$57,613	$3,537	$44,042	$355,079

     C. Risk Elements
The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Nonaccrual loans	$3,298	$2,899	$15	$4,307	$38,660

Interest income that would have been recorded for nonaccrual loans under original terms	391	114	134	803	2,793

Interest income recorded during period for nonaccrual loans	129	7	78	1,053	1,307

Accruing loans past due 90 days or more	710	40	99	—	241

Restructured loans not included above	—	—	—	—	7,181
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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2007	2006	2005	2004	2003
Balance of allowance for loan losses at beginning of period	$5,006	$6,108	$6,966	$22,005	$24,908

Loans charged off:
Commercial, financial, and agricultural	1,148	199	448	10,187	5,068
Real estate — construction	—	—	—	—	—
Real estate — mortgage	89	88	493	3,118	1,683
Consumer	73	45	51	2,453	205

Total loans charged off	1,310	332	992	15,758	6,956

Recoveries of loans previously charged off:
Commerical, financial, and agricultural	15	53	102	312	2,926
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	13	23	148	931
Consumer	35	25	9	259	196

Total recoveries	50	91	134	719	4,053

Net loans charged off	1,260	241	858	15,039	2,903
Provisions charged to expense	400	(861)	—	—	—

Balance at end of period	$4,146	$5,006	$6,108	$6,966	$22,005

Average loans outstanding	333,415	278,953	207,928	244,730	361,144

Ratio of net charge-offs during period to average loans outstanding	.38%	.08%	.41%	6.15%	.80%

     B. Allocation of Allowance for Loan Losses
The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2007		2006		2005		2004		2003
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural	$3,808	91.85%	$3,600	71.91%	$1,492	24.40%	$1,419	20.40%	$11,222	51.00%

Real estate-construction	—	—	—	—	—	—	—	—	—	—

1-4 family residential real estate	22	.53%	23	.46%	17	.28%	97	1.40%	280	1.30%

Consumer	20	.48%	—	—	—	—	—	—	—	—

Specific reserve on loans sold subsequent to year end	—	—	—	—	—	—	—	—	7,425	33.70%

Unallocated and general reserves	296	7.14%	1,383	27.63%	4,599	75.30%	5,450	78.20%	3,078	14.01%

TOTAL	$4,146	100.00%	$5,006	100.00%	$6,108	100.0%	$6,966	100.0%	$22,005	100.0%

V. Deposits
Deposit information is contained in Note 11 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
VI. Return on Equity and Assets
Selected financial data of the Corporation is contained in the Corporation’s 2007 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.
See Item 6 of this Form 10-K, “Selected Financial Data”
VII. Financial Instruments with Off-Balance Sheet Risk
Information relative to commitments, contingencies, and credit risk are discussed in Note 22 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2007 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES
The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.
Information regarding specific branch locations is contained in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 12 branch locations, 11 are owned and 1 is leased.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 22 of the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position
Paul D. Tobias	57	Chairman and Chief Executive Officer

Eliot R. Stark	55	Vice Chairman

Kelly W. George	40	President

Ernie R. Krueger	58	Executive Vice President/Chief Financial Officer
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2007 Annual Report to Shareholders, and is incorporated herein by reference.
The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. The Bank currently has a negative retained earnings position which precludes payment of dividends. The Bank, in order to pay dividends, would need to seek regulatory approval for the restatement of its equity to eliminate the negative retained earnings position. There were no dividends declared or paid in 2005, 2006 and 2007.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data of the Corporation is contained in the Corporation’s 2007 Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2007 Annual Report to Shareholders
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2007 Annual Report to Shareholders
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2007, 2006, and 2005, in the Corporation’s 2007 Annual Report to Shareholders.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no change in the Corporation’s independent public accountants since 2002. The change was reported on Form 8-Ks filed during 2002.
ITEM 9A. CONTROLS AND PROCEDURES
As of December 31, 2007, an evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer, and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures. Based on that evaluation, the Corporation’s management, including the Chairman and Chief Executive Officer, concluded that the Corporation’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be included in the Corporation’s periodic SEC filings as of December 31, 2007.
There was no change in the Corporation’s internal control over financial reporting that occurred during the Corporation’s fiscal quarter ended December 31, 2007, that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION
The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 28, 2008, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.
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
The following table provides information as of December 31, 2007, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

Number of securities
remaining available
		Weighted average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	446,417	$12.29	18,488

Equity compensation plans not approved by security holders	—	—	—

Total	446,417	$12.29	18,488

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
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2007, and 2006

(iii)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document

3.1(a)	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999

3.1(b)	Certificate of Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed December 16, 2004

Exhibit
Number	Document

3.1	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q filed November 14, 2001 for the quarter ended September 30, 2001

3.2	Second Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 5.1 to the Corporation’s Form 8-K filed December 21,2007

3.3	Amendment to the Amended and Restated Bylaws

4.1	Amendment to Rights Agreement between the Corporation and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004

4.2	Amendment No. 2 to Rights Agreement, incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004

10.1	Stock Option Agreement dated June 10, 2005, between David C. Crimmins and Mackinac Financial Corporation incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed March 31, 2006

10.2	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006

10.3	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006

10.4	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006

10.5	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006

10.6	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006

Exhibit
Number	Document

10.7	Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006

10.8	Employment agreement dated August 10, 2004, between the Corporation and C. James Bess, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.9	Modification of Employment Agreement dated May 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q/A filed August 10, 2004

10.10	Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2005

10.11	First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2005

10.12	Employment Agreement dated August 10, 2004,, between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.13	Employment Agreement dated August 10, 2004 between the Corporation and Eliot R. Stark, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.14	Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed December 16, 2004

10.15	Employment Agreement dated December 14, 2004, between the Corporation and Joseph E. Petterson, incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K for the fiscal year ended December 31, 1999 and filed March 31, 2005

10.16	Employment agreement dated December 15, 2004, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.11 to the Corporation’s Form 10-K filed March 31, 2005

Exhibit
Number	Document

10.17	Employment Agreement dated December 14, 2004, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K filed March 31, 2005

10.18	Employment Agreement dated December 15, 2004, between the Corporation and David C. Crimmins, incorporated by reference to Exhibit 10.13 to the Corporation’s Form 10-K filed March 31, 2005

10.19	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and David Crimmins incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.20	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.21	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.22	Form of Stock Option Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004

10.23	Form of Indemnity Agreement for the Corporation’s Directors, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004

10.24	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004

10.25	Stock Option Plan, incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held April 21, 1994

Exhibit
Number	Document

10.26	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.27	North Country Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.28	North Country Financial Corporation 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.29	North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000 for the quarter ended March 31, 2000

10.30	North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999

10.31	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007

10.32	Amended and Restated Employment Agreement dated January 31, 2007, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007

10.33	Agreement dated February 5, 2007 between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 8, 2007

10.34	Stock Option Agreement dated December 15, 2006 between the Corporation and L. Brooks Patterson incorporated by reference to Exhibit 10.30 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

Exhibit
Number	Document

10.35	Stock Option Agreement dated December 15, 2006 between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.31 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

10.36	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.32 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

10.37	Stock Option Agreement dated December 15, 2006 between the Corporation and David C. Crimmins incorporated by reference to Exhibit 10.33 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

13	2007 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21	Subsidiaries of the Corporation

23.1	Consent of Independent Public Accountants — Plante & Moran, PLLC

23.2	Consent or Independent Public Accountants — Plante & Moran, PLLC

31	Rule 13(a) — 14 (a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2008.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2008, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman, Chief Executive Officer & Director (principal executive officer)	Executive Vice President/Chief Financial Officer (chief financial officer)

/s/ Eliot R. Stark	/s/ Joseph D. Garea
Eliot R. Stark — Vice Chairman & Director	Joseph D. Garea — Director

/s/ Walter J. Aspatore	/s/ Robert E. Mahaney
Walter J. Aspatore — Director	Robert E. Mahaney — Director

/s/ Dennis B. Bittner	/s/ Robert H. Orley
Dennis B. Bittner — Director	Robert H. Orley — Director

/s/ Kelly W. George	/s/ L. Brooks Patterson
Kelly W. George — President & Director	L. Brooks Patterson — Director

/s/ Randolph C. Paschke
Randolph C Paschke — Director