Form 10-Q
period 2008-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2008-05-15
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of April 30, 2008, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

MACKINAC FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2008	2007	2007
	(unaudited)		(unaudited)
ASSETS

Cash and due from banks	$6,849	$6,196	$5,647
Federal funds sold	1,568	166	6,330

Cash and cash equivalents	8,417	6,362	11,977

Interest-bearing deposits in other financial institutions	382	1,810	856
Securities available for sale	24,581	21,597	28,511
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	291,980	288,839	256,133
Mortgage	64,624	62,703	59,317
Installment	3,452	3,537	2,971

Total loans	360,056	355,079	318,421
Allowance for loan losses	(3,924)	(4,146)	(4,975)

Net loans	356,132	350,933	313,446

Premises and equipment	11,511	11,609	12,252
Other real estate held for sale	1,137	1,226	127
Other assets	11,221	11,549	4,681

TOTAL ASSETS	$417,175	$408,880	$375,644

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$26,876	$25,557	$23,416
Interest-bearing deposits:
NOW and Money Market	81,952	81,160	70,558
Savings	11,530	12,485	13,488
CDs<$100,000	83,087	80,607	94,067
CDs>$100,000	22,010	22,355	24,475
Brokered	100,592	98,663	78,408

Total deposits	326,047	320,827	304,412

Borrowings:
Federal funds purchased	10,410	7,710	—
Short-term	2,159	1,959	—
Long-term	36,280	36,280	38,307

Total borrowings	48,849	45,949	38,307
Other liabilities	2,646	2,783	2,993

Total liabilities	377,542	369,559	345,712

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding Common stock and additional paid in capital — No par value Authorized — 18,000,000 shares Issued and outstanding — 3,428,695 shares	42,862	42,843	42,750
Accumulated deficit	(3,441)	(3,582)	(12,709)
Accumulated other comprehensive (loss)	212	60	(109)

Total shareholders’ equity	39,633	39,321	29,932

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$417,175	$408,880	$375,644

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,100	$6,233
Tax-exempt	108	171
Interest on securities:
Taxable	266	301
Tax-exempt	1	—
Other interest income	89	200

Total interest income	6,564	6,905

INTEREST EXPENSE:
Deposits	3,065	3,222
Borrowings	454	505

Total interest expense	3,519	3,727

Net interest income	3,045	3,178
Provision for loan losses	—	—

Net interest income after provision for loan losses	3,045	3,178

OTHER INCOME:
Service fees	174	161
Net security gains	65	—
Net gains on loan sales	48	108
Proceeds from settlement of lawsuit	—	470
Other	23	174

Total other income	310	913

OTHER EXPENSES:
Salaries and employee benefits	1,807	1,738
Occupancy	355	334
Furniture and equipment	178	157
Data processing	221	171
Professional service fees	153	151
Loan and deposit	110	72
Telephone	45	58
Advertising	60	92
Other	262	283

Total other expenses	3,191	3,056

Income before provision for income taxes	164	1,035
Provision for (benefit of) income taxes	25	—

NET INCOME	$139	$1,035

INCOME PER COMMON SHARE:
Basic	$.04	$.30

Diluted	$.04	$.30

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007

Balance, beginning of period	$39,321	$28,790

Net income for period	139	1,035
Stock option compensation	21	30
Net unrealized gain on securities available for sale	152	77

Total comprehensive income	312	1,142

Balance, end of period	$39,633	$29,932

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2008	2007
Cash Flows from Operating Activities:
Net income	$139	$1,035
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	273	199
Provision for (benefit of) deferred taxes	25	—
(Gain) on sales/calls of securities available for sale	(65)	—
(Gain) on sale of premises, equipment other real estate	(6)	(5)
Writedown of other real estate	72	—
Stock option compensation	21	30
Change in other assets	173	(92)
Change in other liabilities	(136)	(280)

Net cash (used in) provided by operating activities	496	887

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(5,214)	4,028
Net decrease in interest-bearing deposits in other financial institutions	1,428	—
Purchase of securities available for sale	(25,429)	(13,564)
Proceeds from sales, maturities or calls of securities available for sale	22,761	17,940
Capital expenditures	(145)	(302)
Proceeds from sale of premises, equipment, and other real estate	38	291

Net cash (used in) provided by investing activities	(6,561)	8,393

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	5,220	(8,009)
Net increase in federal funds purchased	2,700	—
Net increase in line of credit	200	—

Net cash (used in) provided by financing activities	8,120	(8,009)

Net increase in cash and cash equivalents	2,055	1,271
Cash and cash equivalents at beginning of period	6,362	10,706

Cash and cash equivalents at end of period	$8,417	$11,977

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,073	$2,017
Income taxes	15	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	57	109
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of after tax compensation expense in the amount of $21,000 for the three months ended March 31, 2008 and $30,000 for the same period in 2007. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.01 in both the first quarter of 2008 and 2007.

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

SFAS No. 157, Fair Value Measurements

SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. This statement is to be applied in concert with other accounting pronouncements which require or allow fair value measurements. This statement does not require any new fair value adjustments.

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

SFAS No. 157 and No. 159 were effective January 1, 2008. The adoption of SFAS No. 157 and No. 159 by the Corporation did not have any material impact on the consolidated financial statements.

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding.

Additional shares issued as a result of option exercises would not be dilutive in either three month period.

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2008 and 2007 (dollars in thousands, except per share data):

Three Months Ended		Weighted Average	Income
March 31,	Net Income	Number of Shares	Per Share
2008
Income per share — Basic and diluted	$139	3,428,695	$.04

2007
Income per share — Basic and diluted	$1,035	3,428,695	$.30

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2008, December 31, 2007, and March 31, 2007 are as follows (dollars in thousands):

	March 31, 2008		December 31, 2007		March 31, 2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

US Agencies — MBS	$23,704	$23,933	$—	$—	$—	$—
US Agencies	—	—	20,982	20,969	28,110	27,920
Obligations of states and political subdivisions	555	648	556	628	511	591

Total securities available for sale	$24,259	$24,581	$21,538	$21,597	$28,621	$28,511

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $22.074 million and $22.267 million respectively at March 31, 2008.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at March 31, 2008, December 31, 2007, and March 31, 2007 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Commercial real estate	$185,514	$171,695	$153,587
Commercial, financial and agricultural	78,913	78,192	67,683
One to four family residential real estate	59,532	57,613	54,204
Construction:
Commercial	27,553	38,952	34,863
Consumer	5,092	5,090	5,113
Consumer	3,452	3,537	2,971

Total loans	$360,056	$355,079	$318,421

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the three months ended March 31, 2008, the year ended December 31, 2007, and the three months ended March 31, 2007 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Balance at beginning of period	$4,146	$5,006	$5,006
Recoveries on loans	4	50	6
Loans charged off	(226)	(1,310)	(37)
Provision for loan losses	—	400	—

Balance at end of period	$3,924	$4,146	$4,975

In the first quarter of 2008, net charge-off activity was $222,000, or .06% of average loans outstanding compared to net charge-offs of $31,000, or .01% of average loans, in the first quarter of 2007.

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current or not troubled was not material to the consolidated financial statements for the three months ended March 31, 2008 and 2007.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Information regarding impaired loans as of March 31, 2008, December 31, 2007, and March 31, 2007 is as follows (dollars in thousands):

				Valuation Reserve
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2008	2007	2007	2008	2007	2007

Balances, at period end
Impaired loans with specific valuation reserve	$3,277	$3,639	$1,804	$1,139	$1,320	$493
Impaired loans with no specific valuation reserve	104	369	3,058	—	—	—

Total impaired loans	$3,381	$4,008	$4,862	$1,139	$1,320	$493

Impaired loans on nonaccrual basis	$3,381	$3,298	$4,142	$1,139	$1,219	$493
Impaired loans on accrual basis	—	710	720	—	101	—

Total impaired loans	$3,381	$4,008	$4,862	$1,139	$1,320	$493

Average investment in impaired loans	$3,915	$4,135	$3,416
Interest income recognized during impairment	22	129	13
Interest income that would have been recognized on an accrual basis	94	391	82
Cash-basis interest income recognized	22	84	7
The average investment in impaired loans was approximately $3.915 million for the three-months ended March 31, 2008, $4.135 million for the year ended December 31, 2007, and $3.416 million for the three months ended March 31, 2007, respectively. The increase in impaired loans in the first quarter of 2007 relates to the deterioration of several large commercial credits which are well collateralized. Nonperforming assets are discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007
Loans outstanding, beginning of period	$1,720	$1,621	$1,621
New loans	—	—	—
Net activity on revolving lines of credit	—	556	—
Repayment	(14)	(457)	(8)
Change in related party interest	2,733	—	—

Loans outstanding, end of period	$4,439	$1,720	$1,613

There were no loans to related parties classified substandard at March 31, 2008, December 31, 2007, and March 31, 2007 respectively. In addition to the outstanding balances above, there were unused commitments of $48,000 to related parties at March 31, 2008.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6. SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at March 31, 2008, December 31, 2007, and March 31, 2007 (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Fed funds purchased with an average weighted rate of 2.59% at March 31, 2008	$10,410	$7,710	$—

Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate, 5.25% as of March 31, 2008, maturing May 31, 2008	2,159	1,959	1,959

	$12,569	$9,669	$1,959

In the second quarter of 2006, the Corporation established a $6 million line of credit with a correspondent bank. This line of credit, which is priced at the prime rate, will be utilized by the Corporation to infuse capital into the Bank in order to support the regulatory required 8% Tier 1 Capital and provide cash for holding company operations. This line of credit is secured by all of the shares of the Bank and matures May 31, 2008, with a provision for an automatic six-month extension to November 30, 2008.

7.	LONG-TERM BORROWINGS

Long-term borrowings consist of the following at March 31, 2008, December 31, 2007 and March 31, 2007 (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in 2010	$15,000	$15,000	$15,000

Federal Home Loan Bank variable rate advances at rates ranging from 3.12% to 4.53% maturing in 2011	20,000	20,000	20,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,280	1,280	1,348

	$36,280	$36,280	$36,348

The Federal Home Loan Bank borrowings are collateralized at March 31, 2008, by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $24.169 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $22.074 million and $22.267 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2008.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $486,000 originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, an assignment of a demand deposit account in the amount of $968,000, and guaranteed by the Corporation.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	STOCK OPTION PLANS

A summary of stock option transactions for the three months ended March 31, 2008 and 2007 and the year ended December 31, 2007, is as follows:

	March 31,	December 31,	March 31,
	2008	2007	2007

Outstanding shares, at beginning of period	446,417	446,417	446,417
Granted during the period	—	—	—
Expired/forfeited during the period	—	—	—

Outstanding shares at end of period	446,417	446,417	446,417

Weighted average exercise price per share at end of period	$12.29	$12.29	$12.29

Shares available for grant, at end of period	18,488	18,488	18,488

There were no options granted or exercised in the first quarter of 2008 or 2007.

Following is a summary of the options outstanding and exercisable at March 31, 2008:

			Weighted
			Average	Weighted
			Remaining	Average
Exercise	Number of Shares		Contractual	Exercise
Price Range	Outstanding	Exercisable	Life-Years	Price
$9.16	12,500	5,000	7.8	$9.16
$9.75	257,152	120,861	6.7	9.75
$10.65	72,500	14,500	8.8	10.65
$11.50	40,000	8,000	7.5	11.50
$12.00	60,000	12,000	7.2	12.00
$156.00 — $240.00	3,545	3,545	3.0	186.75
$300.00 — $400.00	720	720	1.3	345.00

	446,417	164,626	7.2	$12.29

9.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2008, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized. The Corporation, as of March 31, 2008 had a net operating loss and tax credit carryforwards for tax purposes of approximately $34.2 million, and $2.1 million, respectively.

The Corporation utilized NOL carryforwards to offset taxable income for the first nine months of 2007. In the third quarter of 2007, the Corporation reversed a portion of the valuation allowance, $7.500 million that pertained to the deferred tax benefit of NOL and tax credit carryforwards. This valuation adjustment was recorded as a current period income tax benefit. In 2006, the Corporation recorded a $500,000 tax benefit and utilized additional NOL carryforwards to offset current taxable income. The recognition of the deferred tax benefit in 2007 and 2006 was in accordance with generally accepted accounting principles, and considered among other things, the probability of utilizing the NOL and credit carryforwards.

11.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	INCOME TAXES (Continued)

The Corporation recorded the future benefits from these carryforwards at such time as it became “more likely than not” that they would be utilized prior to expiration. Please refer to further discussion on income taxes contained in “Management’s Discussion and Analysis.” The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $22 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.4 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December, 2004.

10.	FAS 157 — FAIR VALUE MEASUREMENTS

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2008, and the valuation techniques used by the Corporation to determine those fair values.
Level 1:	In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access.

Level 2:	Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:	Level 3 inputs are unobservable inputs, including inputs available in situations where there is little, if any, market activity for the related asset or liability.
In instances where inputs used to measure fair value fall into different levels in the above fair value hierarchy, fair value measurements in their entirety are categorized based on the lowest level input that is significant to the valuation. The Corporation’s assessment of the significance of particular inputs to these fair value measurements requires judgment and considers factors specific to each asset or liability.
Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2008

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets
Investment securities — available for sale	$24,508	$73	$—	$24,581
Liabilities
None

12.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	FAS 157 — FAIR VALUE MEASUREMENTS (Continued)

The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2007 or March 31, 2008.

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	the Period Ended
	March 31, 2008	(Level 1)	(Level 2)	(Level 3)	March 31, 2008
Assets
Impaired loans accounted for under FAS 114	$—	$—	$—	$1,158	$—

$—

The Corporation had no investments subject to fair value measurement on a nonrecurring basis.

Impaired loans accounted for under FAS 114 categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

Other assets, including bank owned life insurance, goodwill, intangible assets and other assets acquired in business combinations, are also subject to periodic impairment assessments under other accounting principles generally accepted in the United States of America. These assets are not considered financial instruments. Effective February 12, 2008, the FASB issued a staff position, FSP FAS 157-2, which delayed the applicability of FAS 157 to nonfinancial instruments. Accordingly, these assets have been omitted from the above disclosures.

11.	COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

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

13.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (Continued) The Corporation’s exposure to credit loss, in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit, is represented by the contractual amount of those instruments. The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments are as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007
Commitments to extend credit:
Variable rate	$40,993	$43,903	$55,517
Fixed rate	10,773	8,055	9,975
Standby letters of credit — Variable rate	6,089	5,930	6,094
Credit card commitments — Fixed rate	2,463	2,414	2,451

	$60,318	$60,302	$74,037

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
Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at March 31, 2008 represents $43.167 million, or 16.3%, compared to $44.2 million, or 13.9%, of the commercial loan portfolio on March 31, 2007. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

15.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2007. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.
FINANCIAL OVERVIEW
Consolidated net income for the first quarter of 2008 was $.139 million or $.04 per share compared to net income of $1.035 million, or $.30 per share for the first quarter of 2007. Weighted average shares outstanding amounted to 3,428,695 in both periods. The results of operations for the first quarter of 2007 include the proceeds received, $470,000, in the settlement of a lawsuit against the Corporation’s former accountants. Excluding the lawsuit settlement, the net income in the first quarter of 2007 amounted to $.565 million, or $.16 per share.
Total assets of the Corporation at March 31, 2008 were $417.175 million, up 11.06 percent from the $375.644 million in total assets reported at March 31, 2007. First quarter-end total assets were up 2.03 percent from the $408.880 million of total assets at year-end 2007.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $2.055 million in the first quarter of 2008. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Available-for-sale securities increased $2.984 million, or 13.82%, from December 31, 2007, to March 31, 2008 with the balance on March 31, 2008, totaling $24.581 million. The increase during the first quarter was in conjunction with liquidity objectives of the Corporation’s asset liability management. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2008, investment securities with an estimated fair value of $22.267 million were pledged.
Loans
Through the first quarter of 2008, loan balances increased by $4.977 million, or 1.40% from December 31, 2007 balances of $355.079 million. During the first quarter, the Bank had new loan production of $17.8 million, however experienced paydowns and external loan refinancings which reduced existing portfolio loan balances by approximately $12.9 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

16.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is a summary of the loan portfolio at March 31, 2008, December 31, 2007, and March 31, 2007 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2008	Total	2007	Total	2007	Total
Commercial real estate	$185,514	51.52%	$171,695	48.35%	$153,587	48.24%
Commercial, financial, and agricultural	78,913	21.92	78,192	22.02	67,683	21.26
1-4 family residential real estate	59,532	16.53	57,613	16.23	54,204	17.02
Consumer	3,452	.96	3,537	1.00	2,971	.93
Construction
Commercial	27,553	7.66	38,952	10.97	34,863	10.94
Consumer	5,092	1.41	5,090	1.43	5,113	1.61

Total loans	$360,056	100.00%	$355,079	100.00%	$318,421	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2008, December 31, 2007, and March 31, 2007 (dollars in thousands):

	March 31, 2008			December 31, 2007			March 31, 2007
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders'
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity

Real estate — operators of nonres bldgs	$43,167	14.78%	108.92%	$41,597	14.40%	105.79%	$44,155	17.24%	147.52
Hospitality and tourism	35,760	12.25	90.23	37,604	13.02	95.63	33,726	13.17	112.68
Real estate agents and managers	30,235	10.36	76.29	29,571	10.24	75.20	27,313	10.66	91.25
Commercial construction	27,553	9.44	69.52	38,952	13.49	99.06	34,863	13.61	116.47
Other	155,265	53.17	391.76%	141,115	48.85	358.88%	116,076	45.32	387.80

Total Commercial Loans	$291,980	100.00%		$288,839	100.00%		$256,133	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2008. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs amounted to $.222 million, .06% of average loans outstanding, compared to $.031 million, .01% of average loans outstanding, for the three months ended March 31, 2008 and 2007, respectively. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. The decrease in nonperforming loans in the first quarter of 2008 is primarily due to the collection of the SBA guarantee on a nonperforming loan.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007
Nonperforming Assets:
Nonaccrual loans	$3,381	$3,298	$4,142
Loans past due 90 days or more	—	710	720

Total nonperforming loans	3,381	4,008	4,862
Other real estate owned	1,137	1,226	127

Total nonperforming assets	$4,518	$5,234	$4,989

Nonperforming loans as a % of loans	.94%	1.13%	1.53%

Nonperforming assets as a % of assets	1.08%	1.28%	1.33%

Reserve for Loan Losses:
At period end	$3,924	$4,146	$4,975

As a % of loans	1.09%	1.17%	1.56%

As a % of nonperforming loans	116.06%	103.44%	102.32%

As a % of nonaccrual loans	116.06%	125.71%	120.11%

The following ratios assist management in the determination of the Corporation’s credit quality:

	March 31,	December 31,	March 31,
	2008	2007	2007

Total loans, at period end	$360,056	$355,079	$318,421

Average loans for the year	357,778	333,415	318,072

Allowance for loan losses	3,924	4,146	4,975

Allowance to total loans at period end	1.09%	1.17%	1.56%

Net charge-offs during the period	$222	$1,260	$31

Net charge-offs to average loans	.06%	.38%	.01%

Net charge-offs to beginning allowance balance	5.35%	25.17%	.62%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2008.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table will provide additional information with respect to our nonperforming assets as of March 31, 2008 (dollars in thousands):

			Estimated			Esitmated
			Liquidation	(Deficiency)	Reserve	Net Surplus/
Collateral Type	Balance	Originated	Value	Surplus	Allocation	(Exposure)
	(a)	(b)	( c )	(d) = ( c)-(a)	(e)	(f) = (d)+(e)

Nonaccrual Loans
Cabins / Land (NLP)	$545	Pre-recap	$432	$(113)	$120	$7
1-4 Family (UP)	147	Pre-recap	147	—	8	8
Open End 1-4 Family Rev (UP)	6	Pre-recap	6	—	—	—
Land (NLP)	36	Pre-recap	104	68	—	68
Motel / Hotel (NLP)	1,002	Pre-recap	449	(553)	607	54
1-4 Family (NLP)	64	Pre-recap	56	(8)	8	—
Business — Liquor License (NLP)	2	Pre-recap	6	4	—	4
1-4 Family (UP)	425	Post — recap	339	(86)	95	9
Non-Farm/Non-Residential (UP)	112	Post — recap	127	15	1	16
Land Development / Condo (NLP)	1,042	Post — recap	1,080	38	300	338

Total nonaccrual loans	3,381		2,746	(635)	1,139	504

Other Real Estate
1-4 Family (UP)	20	Pre-recap	20	—	—	—
Cabins / Land (NLP)	260	Pre-recap	260	—	—	—
Equipment Storage Building (UP)	270	Post — recap	209	(61)	90	29
Land Development (NLP)	510	Post — recap	546	36	—	36
Downtown Store Frontage / 2 / 1-4 Family (UP)	77	Post — recap	77	—	—	—

Total other real estate owned	1,137		1,112	(25)	90	65

Total Pre-Recap Nonperforming Assets	2,082		1,480	(602)	743	141

Total Post-Recap Nonperforming Assets	2,436		2,378	(58)	486	428

Total Nonperforming assets	$4,518		$3,858	$(660)	$1,229	$569

UP	= Upper Peninsula

NLP	= Northern Lower Peninsula

SEM	= Southeast Michigan
The schedule above shows the detail of nonperforming assets categorized by type of loan/collateral. The nonperforming assets are also categorized by origination date defined as “Pre-recap” or “Post-recap.” The “Pre-recap” time period refers to loan originations prior to the recapitalization of Mackinac Financial Corporation, which occurred in December 2004. The “Post-recap” is defined as loans originated by the new management team subsequent to the recapitalization.
In determining estimated liquidation value, management considered existing appraisals, the date of the appraisals, and current market conditions, along with related selling costs. Personal guarantees are also in place for various nonperforming assets, which will also help mitigate losses.
Below is a breakout of nonperforming assets as of March 31, 2008 by region (dollars in thousands):

		Estimated				Esitmated
		Liquidation	(Deficiency)	SBA	Reserve	Net Surplus/
Collateral Type	Balance	Value	Surplus	Guarantee	Allocation	(Exposure)

Pre-Recap
Northern Lower Peninsula (NLP)	$1,909	$1,307	$(602)	$—	$735	$133
Upper Peninsula (UP)	173	173	—	—	8	8
Southeast Michigan (SEM)	—	—	—	—	—	—

Total Pre-Recap Nonperforming Assets	2,082	1,480	(602)	—	743	141

Post-Recap
Northern Lower Peninsula (NLP)	1,552	1,626	74	—	300	374
Upper Peninsula (UP)	884	752	(132)	—	186	54
Southeast Michigan (SEM)	—	—	—	—	—	—

Total Post-Recap Nonperforming Assets	2,436	2,378	(58)	—	486	428

Total Nonperforming Assets	$4,518	$3,858	$(660)	$—	$1,229	$569

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Following is the allocation of the allowance for loan losses as of March 31, 2008, December 31, 2007, and March 31, 2007 (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Commercial, financial, and agricultural loans	$3,615	$3,808	$3,906
One to four family residential real estate loans	25	22	29
Consumer loans	9	20	—
Unallocated and general reserves	275	296	1,040

Totals	$3,924	$4,146	$4,975

As of March 31, 2008, the allowance for loan losses represented 1.09% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2008	December 31, 2007	March 31, 2007

Balance at beginning of period	$1,226	$26	$26
Other real estate transferred from loans due to foreclosure	16	1,218	109
Other real estate sold/written down	(105)	(18)	(8)

Balance at end of period	$1,137	$1,226	$127

During the first three months of 2008, the Corporation received real estate in lieu of loan payments of $16,000. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first quarter of 2008. Total deposits increased by $5.220 million, or 1.63%, in the first quarter of 2008. This increase in deposits included an increase of $3.636 million in core deposits and an increase in noncore deposits of $1.584 million.
Management continues to monitor existing deposit products in order to stay competitive, as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional accounts.

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2008	% of Total	2007	% of Total	2007	% of Total

Non-interest-bearing	$26,876	8.24%	$25,557	7.97%	$23,416	7.69%
NOW and money market	81,952	25.14	81,160	25.30	70,558	23.18
Savings	11,530	3.54	12,485	3.89	13,488	4.43
Certificates of Deposit <$100,000	83,087	25.48	80,607	25.12	94,067	30.90

Total core deposits	203,445	62.40	199,809	62.28	201,529	66.20

Certificates of Deposit >$100,000	22,010	6.75	22,355	6.97	24,475	8.04
Brokered CDs	100,592	30.85	98,663	30.75	78,408	25.76

Total non-core deposits	122,602	37.60	121,018	37.72	102,883	33.80

Total deposits	$326,047	100.00%	$320,827	100.00%	$304,412	100.00%

Borrowings
The Corporation historically used alternative funding sources to provide long-term, stable sources of funds. Current borrowings total $35.0 million with stated maturities ranging through 2011. Borrowings at quarter end include $20.0 million with adjustable rates that reprice quarterly based upon the three month LIBOR. The FHLB has the option to convert the remaining $15.0 million fixed-rate advances to adjustable rate advances on the original call date and quarterly thereafter.
Shareholders’ Equity
Total shareholders’ equity increased $.312 million from December 31, 2007 to March 31, 2008. The increase is comprised of net income, contributed capital of $21,000 in recognition of stock option expense and an increase in the market value of securities of $.152 million.
RESULTS OF OPERATIONS
Summary
The Corporation reported income of $.139 million, or $.04 per share, in the first quarter of 2008, compared to net income of $1.035 million, or $.30 per share for the first quarter of 2007.
The Corporation is experiencing net interest margin pressure due to an asset sensitive position, since 65% of its commercial loan portfolio, approximately $245 million, reprices with interest rate changes. The Corporation is also reliant on brokered deposits, and rates have not declined in line with asset repricing.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest income declined to $3.045 million in the first quarter of 2008, compared to $3.178 million in the first quarter of 2007. The decrease in net interest income for 2008 was primarily the result of recent prime rate reductions that have translated into lower yields on the Corporation’s earning assets, specifically variable rate commercial loans and short-term investments which reprice immediately. Offering rates on brokered certificates of deposit are influenced by other factors, such as overall market liquidity. Reliance upon wholesale funding and further rate reductions in the near term will unfavorably impact the net interest margin of the Corporation.

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
While a majority of the Corporation’s loan portfolio is repriced with each prime rate change due to floating rate loans, interest paid on similar rate changes does not impact the pricing of interest bearing liabilities to nearly the same degree. The mix of time deposits reflects the Corporation’s need to utilize the brokered certificate of deposit markets for loan funding when core deposits did not provide adequate sources.
The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

								2008-2007
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	Variance	Variance	Variance	Variance

Loans (1,2,3)	$357,778	$318,072	$39,706	7.04%	8.28%	$6,264	$6,491	$(227)	$817	$(976)	(68)
Taxable securities	23,899	29,454	(5,555)	4.48	4.14	266	301	(35)	(57)	24	(2)
Nontaxable securities (2)	73	—	73	5.51	—	2	—	2	—	—	2
Federal funds sold	5,360	10,465	(5,105)	3.15	5.34	42	138	(96)	(68)	(57)	29
Other interest-earning assets	4,688	4,961	(273)	4.03	5.05	47	62	(15)	(3)	(13)	1

Total earning assets	391,798	362,952	28,846	6.80	7.81	6,621	6,992	(371)	689	(1,022)	(38)

Reserve for loan losses	(4,079)	(4,999)	920
Cash and due from banks	6,201	5,846	355
Intangible assets	113	194	(81)
Other assets	23,649	16,410	7,239

Total assets	$417,682	$380,403	$37,279

NOW and money market deposits	$81,834	$72,192	$9,642	2.17	3.48	442	620	(178)	83	(235)	(26)
Savings deposits	12,026	13,280	(1,254)	.84	1.65	25	54	(29)	(5)	(27)	3
CDs <$100,000	82,546	92,020	(9,474)	4.30	4.89	951	1,110	(159)	(115)	(59)	15
CDs >$100,000	23,151	23,882	(731)	4.57	4.94	263	291	(28)	(9)	(22)	3
Brokered deposits	110,024	84,773	25,251	5.05	5.49	1,384	1,147	237	345	(93)	(15)
Borrowings	39,382	38,376	1,006	4.64	5.34	454	505	(51)	13	(67)	3

Total interest-bearing liabilities	348,963	324,523	24,440	4.06	4.66	3,519	3,727	(208)	312	(503)	(17)
Demand deposits	26,435	23,473	2,962
Other liabilities	2,793	3,153	(360)
Shareholders’ equity	39,491	29,254	10,237

Total liabilities and shareholders’ equity	$417,682	$380,403	$37,279

Rate spread				2.74%	3.15%

Net interest margin/revenue, tax equivalent basis				3.18%	3.65%	$3,102	$3,265	$(163)	$377	$(519)	$(21)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using 34% tax rate.

(3)	Interest income on loans includes loan fees.
The rate reductions on approximately 65% of the Corporation’s loan portfolio repriced with prime rate reductions from 8.25% in September of 2007 to 5.25% in March 2008. The reduced rates of the Corporation’s loan portfolio is reflected in the overall decrease in rates on earning assets from 7.81% in the first quarter of 2007 to 6.80% in the first quarter of 2008. During this period of prime rate reductions, the Corporation reduced bank deposit rates in order to mitigate the impact on earnings. The Corporation is somewhat reliant on wholesale funding sources, specifically brokered deposits. The Corporation had average balances of $110.024 million in the first quarter of 2008 with an average cost of 5.05% compared to $84.773 million at 5.49% in the first quarter of 2007. These deposits have not repriced in line with rate reductions on earning assets, which significantly contributed to the Corporation’s reduced net interest income. The Corporation expects to see less pressure on its interest margin as these wholesale deposits reprice.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first quarter of 2008, the Corporation did not record a provision, based upon analysis of the adequacy of the allowance for loan losses as of the end of the quarter. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Other Income
Other income decreased by $.603 million for the quarter ended March 31, 2008, compared to the quarter ended March 31, 2007. The Corporation recognized a benefit from the settlement of a lawsuit against its former accountants in the first quarter of 2007, which amounted to $.470 million. Service fees increased $.013 million,

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
while other noninterest income decreased $.151 million. Revenue due to mortgage loans produced and sold in the secondary market amounted to $.048 million compared to $.108 million a year ago. We expect to continue to benefit from secondary market activity in future periods. The Corporation is also expecting to increase other income from other sources such as fees from the sale of SBA guaranteed loans. Other noninterest income in the first quarter amounted to $.023 million, a decrease of $.151 million from the first quarter of 2007. This decrease was due primarily from several one-time items.
The following table details noninterest income for the three months ended March 31, 2008, and March 31, 2007 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2008	2007	Dollars	Percent

Service fees	$174	$161	$13	8.07%
Net gains on loan sales	48	108	(60)	(55.56)
Proceeds from settlement of lawsuit	—	470	(470)	(100.00)
Other	23	174	(151)	(86.78)

Subtotal	245	913	(668)	(73.17)
Net security gain (loss)	65	—	65	100.00
Total noninterest income	$310	$913	$(603)	(66.05)%

Other Expenses
Other expenses increased $.135 million for the quarter ended March 31, 2008, compared to the same period in 2007. Salaries, commissions, and related benefits increased by $.069 million, during the first quarter of 2008, compared to the first quarter of 2007. This increase reflects the annual salary increases and staffing additions. The $50,000 increase in data processing costs is the result of increased deposit balances and activity, along with added data processing services. The $38,000 increase in loan and deposit expense is due in large part to carrying costs associated with nonperforming assets. Increased legal fees for the first quarter of 2008 were incurred in conjunction with the settlement of a derivative lawsuit, redoing the Corporation’s 401(k) Plan document, and legal fees related to an odd lot share buyback in which the Corporation made a tender offer to all shareholders with holdings less than 100 shares. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details noninterest expense for the three months ended March 31, 2008 and March 31, 2007 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2008	2007	Dollars	Percent

Salaries and employee benefits	$1,807	$1,738	$69	3.97%
Occupancy	355	334	21	6.29
Furniture and equipment	178	157	21	13.38
Data processing	221	171	50	29.24
Professional service fees
Accounting	60	82	(22)	(26.83)
Legal	38	15	23	153.33
Consulting and other	55	54	1	1.85

Total professional service fees	153	151	2	1.32
Loan and deposit	110	72	38	52.78
Telephone	45	58	(13)	(22.41)
Advertising	60	92	(32)	(34.78)
Other	262	283	(21)	(7.42)

Total other expense	$3,191	$3,056	$135	4.42%

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Federal Income Taxes
Current Federal Tax Provision
The Corporation recorded a current period federal tax provision of $25,000 in the first quarter of 2008, compared to no provision in the same period a year earlier.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $500,000, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2008, the Corporation had an NOL carryforward of approximately $34.2 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
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
During the first quarter of 2008, the Corporation increased cash and cash equivalents by $2.055 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities, a net increase in loans of $5.214 million and a “net” increase in securities available for sale of $2.668 million. These increases in assets were offset by a similar increase in deposit liabilities of $5.220 million. This increase in deposits was composed of an increase in brokered deposits of $1.929 million combined with an increase in bank deposits of $3.291 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2007, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. The Corporation has a $6 million correspondent bank line of credit available for short-term liquidity. This line of credit has an outstanding balance of $2.159 million as of March 31, 2008. The Corporation is currently exploring alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

24.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity position increased in 2006 to provide the level of liquidity needed to support the balance sheet expansion. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At March 31, 2008, the Bank’s core deposits in relation to total funding was 54.6% compared to 58.8% at March 31, 2006. These ratios indicated at March 31, 2008, that the Bank has increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2008, the Bank had $14.875 million of unsecured lines available and another $10.510 million available if secured. As of March 31, 2008, the Bank had borrowings totaling $10.410 million against these available lines. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s liquidity plan for 2007 includes strategies to increase core deposits in the Corporation’s local markets. The new deposit products and strategic advertising are expected to aid in efforts of management in growing core deposits to reduce the dependency on non-core deposits, while also reducing interest costs. The Corporation’s liquidity plan for 2007 calls for augmenting local deposit growth efforts with wholesale CD funding to the extent necessary.
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2008, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first quarter of 2008, total capitalization increased by $.312 million.

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS
The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2008	2007	2007

Capital Structure
Shareholders’ equity	$39,633	$39,321	$29,932

Total capitalization	$39,633	$39,321	$29,932

Tangible capital	$39,529	$39,197	$29,756

Intangible Assets
Core deposit premium	$104	$124	$182
Other identifiable intangibles	—	—	—

Total intangibles	$104	$124	$182

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$39,633	$39,321	$29,932
Net unrealized (gains) losses on available for sale securities	(212)	(60)	109
Less: disallowed deferred tax asset	(7,106)	(6,990)	—
Less: intangibles	(104)	(124)	(182)

Total Tier 1 capital	$32,211	$32,147	$29,859

Tier 2 Capital:
Allowable reserve for loan losses	$3,924	$4,146	$4,087
Qualifying long-term debt	—	—	—

Total Tier 2 capital	3,924	4,146	4,087

Total capital	$36,135	$36,293	$33,946

Risk-adjusted assets	$364,243	$358,410	$326,101

Capital ratios:
Tier 1 Capital to average assets	7.85%	8.05%	7.85%
Tier 1 Capital to risk weighted assets	8.84%	8.97%	9.16%
Total Capital to risk weighted assets	9.92%	10.13%	10.41%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

		Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Period-end	Period-end	Average	Risk Weighted	Risk Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minimum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:

March 31, 2008	9.50%	9.48%	7.85%	8.84%	9.92%
March 31, 2007	7.97%	7.92%	7.85%	9.16%	10.41%

The Bank:

March 31, 2008	9.94%	9.92%	8.34%	9.40%	10.46%
March 31, 2007	8.34%	8.30%	8.22%	9.61%	10.86%

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
The Corporation also has $24.581 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

27.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is the Corporation’s repricing opportunities at March 31, 2008 (dollars in thousand):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$247,011	$8,685	$30,701	$73,659	$360,056
Securities	5	—	23,957	619	24,581
Other	1,950	—	—	3,794	5,744

Total interest-earning assets	248,966	8,685	54,658	78,072	390,381

Interest-bearing obligations:
NOW, Money Market and Savings	93,482	—	—	—	93,482
Time deposits	32,319	60,001	12,014	763	105,097
Brokered deposits	30,297	70,295	—	—	100,592
Borrowings	32,569	—	15,000	1,280	48,849

Total interest-bearing obligations	188,667	130,296	27,014	2,043	348,020

Gap	$60,299	$(121,611)	$27,644	$76,029	$42,361

Cumulative gap	$60,299	$(61,312)	$(33,668)	$42,361

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at March 31, 2008, the Corporation had a cumulative liability sensitivity gap position of $61.312 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to earn more net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and savings accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity. With the Corporation’s current portfolio of variable rate loans, approximately 65% or $235 million, increasing interest rates will result in increased net interest income because repricing on the majority of deposits will lag asset repricing.
At December 31, 2007, the Corporation had a cumulative liability sensitivity gap position of $43.774 million within the one-year time frame. The decrease in the gap position from December 31, 2006 to March 31, 2007 was insignificant.
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

28.

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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of March 31, 2008, the Corporation had excess Canadian assets of $80,000 (or $82,000 in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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

29.

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
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

30.

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
On November 11, 2003, the Corporation filed a motion, as permitted by section 495 of the MBCA, M.C.L.§ 450.1495, requesting the Court to appoint a disinterested person to conduct a reasonable investigation of the claims made by the plaintiff and to make a good faith determination whether the maintenance of the derivative action is in the best interests of the Corporation. After additional written submissions to the Court by the defendants and the plaintiff concerning the issues presented by this motion, and after several conferences with the Court, on May 20, 2004, the Court entered an Order adopting the parties’ written stipulations concerning the appointment of a disinterested person and the manner of conducting the investigation of the claims made by the plaintiff and making recommendations as to whether the maintenance of the derivative action is in the best interests of the Corporation. The Corporation was a named “nominal” defendant which required the Corporation to cooperate with the defendants’ defense of the plaintiff’s action.
The lawsuit was settled by mutual agreement early in the second quarter. As a result of this agreement, the Corporation will receive net settlement proceeds of approximately $3.5 million.
Damon Trust v. Wipfli
On August 27, 2004, a second shareholder’s derivative action, styled Virginia M. Damon Trust v. Wipfli Ullrich Bertelson, LLP, and North Country Financial Corporation, Nominal Defendant, was filed in the Michigan Circuit Court for Grand Traverse County by the same shareholder which brought the derivative action discussed above.
In an Order dated September 29, 2005, the Court realigned the Corporation as the plaintiff and made the Corporation exclusively responsible for prosecuting all further aspects of the case, including any settlement. In the same Order, the Court stated that the Virginia M. Damon Trust would remain as a nominal plaintiff in the case, entitled to notice.
This matter was resolved and concluded with the Corporation receiving $470,000 in settlement proceeds.

31.

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

32.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)
Date: May 15, 2008	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal accounting officer)

33.