Form 10-K/A
period 2007-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2008-08-13
CIK 36506

FORM 10-K/A
(Amendment No. 1)
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐   No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑   No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☑ (Do not check if a smaller reporting company)	Smaller reporting company ☐
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

PART II
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-31.1
EX-32.1
EX-32.2

Explanatory Note
Mackinac Financial Corporation (the “Corporation”) is filing this Amendment No. 1 on Form 10-K/A (“Amendment No. 1”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”), to add item 8A(T) which was inadvertently omitted from the Original Filing.
This Amendment No. 1 amends only the items of the Original Filing as specified above, and all other portions of the Original Filing remain in effect and have not been amended to reflect events and developments since the original March 31, 2008 filing date. In accordance with Rule 12b-15 of the Exchange Act, this Amendment No. 1 on Form 10-K/A sets forth the completed text of Item 8A(T) of Part II of the Registrant’s Form 10-K/A for the year ended December31, 2007, as amended, and also includes new Rule 13a-14(a)/15d-14(a) and Rule 13a-14(b)/15d-14(b) certifications as Exhibits 31, and 32.1.
PART II
ITEM 8A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
As of December 31, 2007, our Chief Executive Officer and our Chief financial Officer evaluated the effectiveness of our disclosure controls and procedures pursuant to Rule 13a-15(b) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that, as of December 31, 2007, our disclosure controls and procedures were effective in ensuring that material information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, including ensuring that such material information is accumulated and communicated to our President and our Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
During the year ended December 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system was designed to provide reasonable assurance to our management and the Board of Directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework. Based on our assessment we believe that, as of December 31, 2007, our internal control over financial reporting is effective based on those criteria.
This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting.
Our management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities Exchange Commission that permit us to provide only management’s report in this annual report.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2007, and 2006

(iii)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document

3.1(a)	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999

3.1(b)	Certificate of Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed December 16, 2004

3.1	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q filed November 14, 2001 for the quarter ended September 30, 2001

3.2	Second Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 5.1 to the Corporation’s Form 8-K filed December 21,2007

3.3	Amendment to the Amended and Restated Bylaws

Exhibit
Number	Document

4.1	Amendment to Rights Agreement between the Corporation and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004

4.2	Amendment No. 2 to Rights Agreement, incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004

10.1	Stock Option Agreement dated June 10, 2005, between David C. Crimmins and Mackinac Financial Corporation incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed March 31, 2006

10.2	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006

10.3	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006

10.4	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006

10.5	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006

10.6	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006

10.7	Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006

10.8	Employment agreement dated August 10, 2004, between the Corporation and C. James Bess, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

Exhibit
Number	Document

10.9	Modification of Employment Agreement dated May 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q/A filed August 10, 2004

10.10	Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2005

10.11	First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2005

10.12	Employment Agreement dated August 10, 2004,, between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.13	Employment Agreement dated August 10, 2004 between the Corporation and Eliot R. Stark, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.14	Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed December 16, 2004

10.15	Employment Agreement dated December 14, 2004, between the Corporation and Joseph E. Petterson, incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K for the fiscal year ended December 31, 1999 and filed March 31, 2005

10.16	Employment agreement dated December 15, 2004, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.11 to the Corporation’s Form 10-K filed March 31, 2005

10.17	Employment Agreement dated December 14, 2004, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K filed March 31, 2005

10.18	Employment Agreement dated December 15, 2004, between the Corporation and David C. Crimmins, incorporated by reference to Exhibit 10.13 to the Corporation’s Form 10-K filed March 31, 2005

Exhibit
Number	Document

10.19	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and David Crimmins incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.20	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.21	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.22	Form of Stock Option Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004

10.23	Form of Indemnity Agreement for the Corporation’s Directors, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004

10.24	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004

10.25	Stock Option Plan, incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held April 21, 1994

10.26	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.27	North Country Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal

Exhibit
Number	Document

year ended December 31, 1999 and filed March 28, 2000

10.28	North Country Financial Corporation 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.29	North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000 for the quarter ended March 31, 2000

10.30	North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999

10.31	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007

10.32	Amended and Restated Employment Agreement dated January 31, 2007, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007

10.33	Agreement dated February 5, 2007 between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 8, 2007

10.34	Stock Option Agreement dated December 15, 2006 between the Corporation and L. Brooks Patterson incorporated by reference to Exhibit 10.30 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

10.35	Stock Option Agreement dated December 15, 2006 between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.31 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

10.36	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.32 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31,

Exhibit
Number	Document

2006 and filed March 30, 2007

10.37	Stock Option Agreement dated December 15, 2006 between the Corporation and David C. Crimmins incorporated by reference to Exhibit 10.33 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

13	2007 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21	Subsidiaries of the Corporation

23.1	Consent of Independent Public Accountants — Plante & Moran, PLLC

23.2	Consent or Independent Public Accountants — Plante & Moran, PLLC

31	Rule 13(a) — 14 (a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated August 13, 2008.

MACKINAC FINANCIAL CORPORATION
/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on August 13, 2008, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.
     Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman, Chief Executive Officer & Director (principal executive officer)	Executive Vice President/Chief Financial Officer (chief financial officer)

/s/ Walter J. Aspatore	/s/ Robert E. Mahaney

Walter J. Aspatore — Director	Robert E. Mahaney — Director

/s/ Dennis B. Bittner	/s/ Robert H. Orley

Dennis B. Bittner — Director	Robert H. Orley — Director

/s/ Joseph D. Garea	/s/ L. Brooks Patterson

Joseph D. Garea — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke

Kelly W. George — President & Director	Randolph C Paschke — Director