Form 10-Q
period 2008-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2008-08-14
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from <> to <>
Commission file number: 0-20167
MACKINAC FINANCIAL CORPORATION
(Exact name of registrant as specified in its charter)

MICHIGAN (State or other jurisdiction of incorporation or organization)	38-2062816 (I.R.S. Employer Identification No.)

130 SOUTH CEDAR STREET, MANISTIQUE, MI (Address of principal executive offices)	49854 (Zip Code)
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of July 31, 2008, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — June 30, 2008 (Unaudited), December 31, 2007 and June 30, 2007 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — Six Months Ended June 30, 2008 (Unaudited) and June 30, 2007 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	28

Item 4.	Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	32

Item 4.	Submission of Matters to a Vote of Security Holders	32

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2008	2007	2007
	(unaudited)		(unaudited)
ASSETS

Cash and due from banks	$7,115	$6,196	$7,518
Federal funds sold	19,274	166	3,489

Cash and cash equivalents	26,389	6,362	11,007

Interest-bearing deposits in other financial institutions	387	1,810	3,687
Securities available for sale	23,230	21,597	24,086
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	292,645	288,839	274,783
Mortgage	65,869	62,703	60,575
Installment	3,608	3,537	3,538

Total Loans	362,122	355,079	338,896
Allowance for loan losses	(3,585)	(4,146)	(4,920)

Net loans	358,537	350,933	333,976

Premises and equipment	11,377	11,609	12,471
Other real estate held for sale	3,395	1,226	77
Other assets	10,218	11,549	4,221

TOTAL ASSETS	$437,327	408,880	$393,319

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$27,741	$25,557	$28,811
Interest-bearing deposits:
NOW, money market, checking	78,703	81,160	73,994
Savings	15,171	12,485	12,422
CDs<$100,000	78,678	80,607	96,546
CDs>$100,000	28,252	22,355	24,879
Brokered	128,431	98,663	84,594

Total deposits	356,976	320,827	321,246

Borrowings
Federal funds purchased	—	7,710	—
Short-term	—	1,959	—
Long-term	36,280	36,280	38,307

Total borrowings	36,280	45,949	38,307
Other liabilities	3,096	2,783	3,281

Total liabilities	396,352	369,559	362,834

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding
Common stock and additional paid in capital — No par value
Authorized — 18,000,000 shares
Issued and outstanding — 3,419,736; 3,428,695; and and 3,428,695 shares, respectively	42,773	42,843	42,780
Accumulated deficit	(1,672)	(3,582)	(12,162)
Accumulated other comprehensive income (loss)	(126)	60	(133)

Total shareholders’ equity	40,975	39,321	30,485

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$437,327	$408,880	$393,319

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,604	$6,448	$11,704	$12,681
Tax-exempt	102	143	210	314
Interest on securities:
Taxable	271	293	537	594
Tax-exempt	2	—	3	—
Other interest	81	166	170	366

Total interest income	6,060	7,050	12,624	13,955

INTEREST EXPENSE:
Deposits	2,551	3,267	5,616	6,489
Borrowings	391	514	845	1,019

Total interest expense	2,942	3,781	6,461	7,508

Net interest income	3,118	3,269	6,163	6,447
Provision for loan losses	750	—	750	—

Net interest income after provision for loan losses	2,368	3,269	5,413	6,447

OTHER INCOME:
Service fees	194	185	368	346
Net security gains	—	—	65	—
Net gains on sale of secondary market loans	49	91	97	199
Proceeds from lawsuit settlements	3,475	—	3,475	470
Other	29	66	52	240

Total other income	3,747	342	4,057	1,255

OTHER EXPENSE:
Salaries and employee benefits	2,075	1,672	3,882	3,410
Occupancy	348	327	703	661
Furniture and equipment	190	166	368	323
Data processing	216	210	437	381
Professional service fees	79	174	232	325
Loan and deposit	144	79	254	151
Telephone	39	59	84	117
Advertising	60	91	120	183
Other	320	287	582	570

Total other expense	3,471	3,065	6,662	6,121

Income before income taxes	2,644	546	2,808	1,581
Provision for (benefit of) income taxes	875	—	900	—

NET INCOME	$1,769	$546	$1,908	$1,581

INCOME PER COMMON SHARE:
Basic	$.52	$.16	$.56	$.46

Diluted	$.52	$.16	$.56	$.46

See accompanying notes to condensed consolidated financial statements.
 2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007

Balance, beginning of period	$39,633	$29,932	$39,321	$28,790

Net income for period	1,769	546	1,908	1,581
Stock option compensation	21	30	42	60
Net unrealized gain (loss) on securities available for sale	(338)	(23)	(186)	54

Total comprehensive income	1,452	553	1,764	1,695
Repurchase of common stock — oddlot shares	(110)	—	(110)	—

Balance, end of period	$40,975	$30,485	$40,975	$30,485

See accompanying notes to condensed consolidated financial statements.
 3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2008	2007
Cash Flows from Operating Activities:
Net income	$1,908	$1,581
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	607	344
Provision for (benefit of) deferred taxes	900	—
Provision for loan losses	750	—
(Gain) on sales/calls of securities available for sale	(65)	—
(Gain) on sale of premises, equipment and other real estate	(5)	(13)
Writedown of other real estate	201	—
Stock option compensation	42	60
Change in other assets	283	348
Change in other liabilities	313	8

Net cash (used in) provided by operating activities	4,934	2,328

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(10,792)	(16,470)
Net (increase) decrease in interest-bearing deposits in other financial institutions	1,423	(2,831)
Purchase of securities available for sale	(24,481)	(13,564)
Proceeds from sales, maturities or calls of securities available for sale	22,766	22,440
Capital expenditures	(266)	(744)
Proceeds from sale of premises, equipment, and other real estate	73	317

Net cash (used in) provided by investing activities	(11,277)	(10,852)

Cash Flows from Financing Activities:
Net increase in deposits	36,149	8,825
Net increase (decrease) in federal funds purchased	(7,710)	—
Net increase (decrease) in line of credit	(1,959)	—
Net (decrease) repurchase of common stock — oddlot shares	(110)	—

Net cash (used in) provided by financing activities	26,370	8,825

Net increase in cash and cash equivalents	20,027	301
Cash and cash equivalents at beginning of period	6,362	10,706

Cash and cash equivalents at end of period	$26,389	$11,007

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,086	$5,771
Income taxes	—	—

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	$2,237	$69
See accompanying notes to condensed consolidated financial statements.
 4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of after tax compensation expense in the amount of $42,000 for the six months ended June 30, 2008, and $60,000 for the same period in 2007. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.01 and $.02 in the first half of 2008 and 2007, respectively.

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

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)

The Corporation has reviewed other recent accounting pronouncements by the Financial Accounting Standards Board (FASB), in addition to those noted above and determined that there is no current impact of these accounting pronouncements in the consolidated financial statements of the Corporation.

3.	EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding.

Additional shares issued as a result of option exercises would not be dilutive in either period.

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2008 and 2007 (dollars in thousands, except per share data):

Three Months Ended		Weighted Average	Income
June 30,	Net Income	Number of Shares	Per Share

2008
Income per share — Basic and diluted	$1,769	3,419,933	$.52

2007
Income per share — Basic and diluted	$546	3,428,695	$.16

Six Months Ended
June 30,

2008
Income per share — Basic and diluted	$1,908	3,424,314	$.56

2007
Income per share — Basic and diluted	$1,581	3,428,695	$.46

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2008, December 31, 2007 and June 30, 2007 are as follows (dollars in thousands):

	June 30, 2008		December 31, 2007		June 30, 2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value

US Agencies — MBS	$22,696	$22,623	$—	$—	$—	$—
US Agencies	—	—	20,982	20,969	23,708	23,517

Obligations of states and political subdivisions	550	607	556	628	511	569

Total securities available for sale	$23,246	$23,230	$21,538	$21,597	$24,219	$24,086

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $21.321 million and $21.260 million, respectively, at June 30, 2008.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	LOANS

The composition of loans at June 30, 2008, December 31, 2007 and June 30, 2007 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Commercial real estate	$186,108	$171,695	$161,823
Commercial, financial, and agricultural	77,473	78,192	76,390
One to four family residential real estate	60,882	57,613	55,090
Construction:
Commercial	29,064	38,952	36,570
Consumer	4,987	5,090	5,485
Consumer	3,608	3,537	3,538

Total loans	$362,122	$355,079	$338,896

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the six months ended June 30, 2008, the year ended December 31, 2007, and the six months ended June 30, 2007 is as follows: (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Balance at beginning of period	$4,146	$5,006	$5,006
Recoveries on loans	9	50	25
Loans charged off	(1,320)	(1,310)	(111)
Provision for loan losses	750	400	—

Balance at end of period	$3,585	$4,146	$4,920

In the first half of 2008, net charge off activity was $1.311 million, or .36% of average loans outstanding compared to net charge-offs of $86,000, or .03% of average loans, in the first half of 2007. In the first half of 2008, the Corporation recorded a provision for loan loss in the amount of $750,000, which is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current or not troubled was not material to the consolidated financial statements for the six months ended June 30, 2008 and 2007.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

5.	LOANS (Continued)

Information regarding impaired loans as of June 30, 2008, December 31, 2007 and June 30, 2007 is as follows (dollars in thousands):

				Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2008	2007	2007	2008	2007	2007

Balances, at period end
Impaired loans with specific valuation reserve	$4,052	$3,639	$3,559	$946	$1,320	$968
Impaired loans with no specific valuation reserve	561	369	1,490	—	—	—

Total impaired loans	$4,613	$4,008	$5,049	$946	$1,320	$968

Impaired loans on nonaccrual basis	$4,613	$3,298	$4,758	$946	$1,219	$968
Impaired loans on accrual basis	—	710	291	—	101	—

Total impaired loans	$4,613	$4,008	$5,049	$946	$1,320	$968

Average investment in impaired loans	$4,779	$4,135	$4,113
Interest income recognized during impairment	46	129	15
Interest income that would have been recognized on an accrual basis	225	391	198
Cash-basis interest income recognized	46	84	10
The average investment in impaired loans was approximately $4.779 million for the six-months ended June 30, 2008, $4.135 million for the year ended December 31, 2007, and $4.113 million for the six months ended June 30, 2007, respectively. Nonperforming assets are discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Loans outstanding beginning of period	$1,720	$1,621	$1,621
New loans	—	—	—
Net activity on revolving lines of credit	479	556	—
Repayment	(41)	(457)	(16)
Change in related party interest	2,733	—	—

Loans outstanding end of period	$4,891	$1,720	$1,605

There were no loans to related-parties classified substandard at June 30, 2008, December 31, 2007 or June 30, 2007, respectively.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

6.	SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at June 30, 2008, December 31, 2007, and June 30, 2007 (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Fed funds purchased	$—	$7,710	$—
Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate, 5.00% as of June 30, 2008, maturing November 30, 2008	—	1,959	1,959

	$—	$9,669	$1,959

7.	LONG-TERM BORROWINGS

Long-term borrowings consist of the following at June 30, 2008, December 31, 2007 and June 30, 2007 (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in 2010	$15,000	$15,000	$15,000
Federal Home Loan Bank variable rate advances at rates ranging from 2.73% to 2.80% maturing in 2011	20,000	20,000	20,000
Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,280	1,280	1,348

	$36,280	$36,280	$36,348

The Federal Home Loan Bank borrowings are collateralized at June 30, 2008, by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $22.862 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $20.071 million and $20.010 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2008.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $367,000 originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $1.031 million, and guaranteed by the Corporation.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

8.	STOCK OPTION PLANS

A summary of stock option transactions for the six months ended June 30, 2008 and 2007, and the year ended December 31, 2007, is as follows:

	June 30, 2008	December 31, 2007	June 30, 2007

Outstanding shares at beginning of year	446,417	446,417	446,417
Granted during the period	—	—	—
Expired during the period	180	—	—

Outstanding shares at end of period	446,237	446,417	446,417

Weighted average exercise price per share at end of period	$12.14	$12.29	$12.29

Shares available for grant at end of period	18,488	18,488	18,488

There were no options granted in the first six months of 2008 and 2007.

Following is a summary of the options outstanding and exercisable at June 30, 2008:

Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price

$9.16	12,500	5,000	7.5	$9.16
$9.75	257,152	120,861	6.5	9.75
$10.65	72,500	14,500	8.5	10.65
$11.50	40,000	8,000	7.3	11.50
$12.00	60,000	12,000	7.0	12.00
$156.00 — $240.00	3,545	3,545	2.7	186.75
$300.00 — $406.60	540	540	1.6	333.33

	446,237	164,446	6.9	$12.14

9.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2008, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized. The Corporation, as of June 30, 2008 had a net operating loss and tax credit carryforwards for tax purposes of approximately $34.2 million, and $2.1 million, respectively.

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

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2008, and the valuation techniques used by the Corporation to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2008

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2008
Assets
Investment securities — available for sale	$23,162	$68	$—	$23,230
Liabilities
None
The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2007 or June 30, 2008.

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
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2008	(Level 1)	(Level 2)	(Level 3)	June 30, 2008	June 30, 2008
Assets
Impaired loans accounted for under FAS 114	$—	$—	$—	$1,161	$862	$862

					$862	$862

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

	June 30,	December 31,	June 30,
	2008	2007	2007
Commitments to extend credit:
Variable rate	$40,215	$43,903	$51,214
Fixed rate	8,601	8,055	8,881
Standby letters of credit — Variable rate	6,693	5,930	5,914
Credit card commitments — Fixed rate	2,521	2,414	2,432

	$58,030	$60,302	$68,441

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at June 30, 2008 represents $41.8 million, or 15.9%, compared to $41.7 million, or 17.5%, of the commercial loan portfolio on June 30, 2007. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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
FINANCIAL OVERVIEW
Year-to-date consolidated net income was $1.908 million through June 30, 2008, compared to a net income of $1.581 million for the same period in 2007. Basic income per share was $.56 for the six months ended June 30, 2008, compared to an income per share of $.46 for the same period in 2007. The income for the three months ended June 30, 2008 amounted to $1.769 million, or $.52 per share, compared to an income of $.546 million, or $.16 per share for the same period in 2007. The results of operations for the first six months of 2008 include $3.475 million of proceeds from the settlement of a shareholder lawsuit, the negative effects of a severance agreement expense of $.425 million, and a $.750 million provision for loan loss. During the comparable six month period in 2007, the Corporation recorded income from proceeds of the settlement of a lawsuit against the Corporation’s former accountants in the amount of $470,000.
Total assets increased $28.447 million from December 31, 2007 to June 30, 2008. The loan portfolio increased $7.043 million in the first six months of 2008, from December 31, 2007 balances of $355.079 million. Deposits totaled $356.976 million at June 30, 2008, an increase of $36.149 million from the $320.827 million at December 31, 2007.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $20.027 million in 2008. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Available-for-sale securities increased $1.633 million, or 7.56%, from December 31, 2007 to June 30, 2008, with the balance on June 30, 2008, totaling $23.230 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2008, investment securities with an estimated fair value of $21.260 million were pledged.
Loans
Through the first half of 2008, loan balances increased by $7.043 million, or 1.98%, from December 31, 2007 balances of $355.079 million. During the first six months of 2008, the Bank had total loan production of $34.234 million. This loan production, however, was significantly offset by normal principal runoff and amortization, $15.26 million, and large paydowns and refinancing, which totaled $24.470 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

16.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at June 30, 2008, December 31, 2007 and June 30, 2007 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2008	Total	2007	Total	2007	Total
Commercial real estate	$186,108	51.39%	$171,695	48.35%	$161,823	47.75%
Commercial, financial, and agricultural	77,473	21.39	78,192	22.02	76,390	22.54
One to four family residential real estate	60,882	16.81	57,613	16.23	55,090	16.26
Consumer	3,608	1.00	3,537	1.00	3,538	1.04
Construction
Commercial	29,064	8.03	38,952	10.97	36,570	10.79
Consumer	4,987	1.38	5,090	1.43	5,485	1.62

Total loans	$362,122	100.00%	$355,079	100.00%	$338,896	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2008, December 31, 2007 and June 30, 2007 (dollars in thousands):

	June 30, 2008			December 31, 2007			June 30, 2007
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity

R/E — oper. of nonresidential bldgs.	$41,778	15.85%	101.96%	$41,597	14.40%	105.79%	$41,662	17.49%	136.66%
Hospitality and tourism	35,053	13.30	85.55	37,604	13.02	95.63	37,286	15.65	122.31
Real estate agents and managers	27,495	10.43	67.10	29,571	10.24	75.20	31,937	13.41	104.76
Commercial construction	10,716	4.07	26.15	38,952	13.49	99.06	10,270	4.31	33.69
Other	148,539	56.35	362.51	141,115	48.85	358.88	117,058	49.14	383.99

Total Commercial Loans	$263,581	100.00%		$288,839	100.00%		$238,213	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2008. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the first half of 2008 amounted to $1.311 million, or 0.36% of average loans outstanding, compared to $.086 million, .03% of average loans outstanding, for the first half of 2007. Current period charge-offs reflect the writedown of three commercial loans, totaling $.862 million, in the second quarter which were reserved for in prior periods. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007
Nonperforming Assets:
Nonaccrual Loans	$4,613	$3,298	$4,758
Loans past due 90 days or more	—	710	291

Total nonperforming loans	4,613	4,008	5,049
Other real estate owned	3,395	1,226	77

Total nonperforming assets	$8,008	$5,234	$5,126

Nonperforming loans as a % of loans	1.27%	1.13%	1.49%

Nonperforming assets as a % of assets	1.83%	1.28%	1.30%

Reserve for Loan Losses:
At period end	$3,585	$4,146	$4,920

As a % of loans	.99%	1.17%	1.45%

As a % of nonperforming loans	77.72%	103.44%	97.45%

As a % of nonaccrual loans	77.72%	125.71%	103.41%

The following ratios assist management in the determination of the Corporation’s credit quality:

	June 30,	December 31,	June 30,
	2008	2007	2007

Total loans, at period end	$362,122	$355,079	$338,896

Average loans for the year	360,176	333,415	321,414

Allowance for loan losses	3,585	4,146	4,920

Allowance to total loans at period end	.99%	1.17%	1.45%

Net charge-offs during the period	$1,311	$1,260	$86

Net charge-offs to average loans	.36%	.38%	.03%

Net charge-offs to beginning allowance balance	31.62%	25.17%	1.72%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review, early in 2008, provided findings similar to management on the overall adequacy of the reserve.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table will provide additional information with respect to our nonperforming assets as of June 30, 2008 (dollars in thousands):

		Estimated			Estimated
		Liquidation	(Deficiency)	Reserve	Net Surplus/
Collateral Type	Balance	Value	Surplus	Allocation	(Exposure)
	(a)	(b)	(c ) = (b)-(a)	(d)	(e) = (c )+(d)

Nonaccrual Loans
Land Development	$2,754	$2,134	$(620)	$620	$—
Land Development / Condo	1,042	1,080	38	300	338
Cabins / Land	414	414	—	—	—
1-4 Family	203	197	(6)	6	—
Non-Farm/Non-Residential	117	97	(20)	20	—
Business Equipment	50	50	—	—	—
Land	34	88	54	—	54

Total nonaccrual loans	4,614	4,060	(554)	946	392

Other Real Estate
Conv 5+ Resdential	1,746	1,225	(521)	521	—
Land Development	511	511	—	—	—
Motel / Hotel	387	387	—	—	—
Cabins / Land	260	260	—	—	—
1-4 Family	217	198	(19)	19	—
Equipment Storage Building	150	150	—	—	—
Downtown Store Frontage / 2 / 1-4 Family	77	77	—	—	—
Non-Farm/Non-Residential	46	46	—	—	—

Total other real estate owned	3,394	2,854	(540)	540	—

Total Nonperforming Assets	$8,008	$6,914	$(1,094)	$1,486	$392

The schedule above shows the detail of nonperforming assets categorized by type of loan/collateral. In determining estimated liquidation value, management considered existing appraisals, the date of the appraisals, and current market conditions, along with related selling costs. Personal guarantees are also in place for various nonperforming assets, which will also help mitigate losses.
Following is the allocation for loan losses as of June 30, 2008, December 31, 2007, and June 30, 2007 (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Commercial, financial and agricultural loans	$3,276	$3,808	$4,261
One to four family residential real estate loans	27	22	60
Consumer loans	15	20	—
Unallocated and general reserves	267	296	599

Totals	$3,585	$4,146	$4,920

As of June 30, 2008, the allowance for loan losses represented 0.99% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	June 30, 2008	December 31, 2007	June 30, 2007

Balance at beginning of period	$1,226	$26	$26
Other real estate transferred from loans due to foreclosure	2,439	1,218	69
Other real estate sold/written down	(270)	(18)	(18)

Balance at end of period	$3,395	$1,226	$77

During the first six months of 2008, the Corporation received real estate in lieu of loan payments of $2.439 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first six months of 2008. Total deposits increased by $36.149 million, or 11.27%, in the first six months of 2008. Core deposits increased from $199.809 million at 2007 year end to $200.293 million, an increase of $.484 million. Noncore deposits increased by $35.665 million during the first six months of 2008, largely due to increased liquidity needs. Approximately $20 million of the increase in brokered deposits was due to a “pre-funding” of two issues of brokered CD’s which matured early in the month of July. Management continues to monitor existing deposit products in order to stay competitive, as to both terms and pricing. It is the intent of management to be aggressive in our markets to grow core deposits, with an emphasis placed on transactional accounts.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2008	% of Total	2007	% of Total	2007	% of Total

Non-interest-bearing	$27,741	7.77%	$25,557	7.97%	$28,811	8.97%
NOW, money market, checking	78,703	22.05	81,160	25.30	73,994	23.03
Savings	15,171	4.25	12,485	3.89	12,422	3.87
Certificates of Deposit <$100,000	78,678	22.04	80,607	25.12	96,546	30.05

Total core deposits	200,293	56.11	199,809	62.28	211,773	65.92

Certificates of Deposit >$100,000	28,252	7.91	22,355	6.97	24,879	7.75
Brokered CDs	128,431	35.98	98,663	30.75	84,594	26.33

Total non-core deposits	156,683	43.89	121,018	37.72	109,473	34.08

Total deposits	$356,976	100.00%	$320,827	100.00%	$321,246	100.00%

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Borrowings
The Corporation historically used alternative funding sources to provide long-term, stable sources of funds. Current borrowings total $35.000 million with stated maturities ranging through 2011. Borrowings at quarter end include $20.000 million with adjustable rates that reprice quarterly based upon the three month LIBOR. The FHLB has the option to convert the remaining $15.000 million fixed-rate advances to adjustable rate advances on the original call date and quarterly thereafter.
Shareholders’ Equity
Total shareholders’ equity increased $1.654 million from December 31, 2007 to June 30, 2008. The increase is comprised of net income, contributed capital of $42,000 in recognition of stock option expense, a decrease in the market value of securities of $.186 million and the cost of a one-time oddlot share buyback in the amount of $.110 million.
RESULTS OF OPERATIONS
Summary
The Corporation reported income of $1.908 million for the first half of 2008, $.56 per share, compared to net income of $1.581 million, $.46 per share, in the first half of 2007. In the second quarter of 2008, net income was $1.769 million, $.52 per share, compared to $.546 million, $.16 per share, in the second quarter of 2007.
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
Net interest income before the provision for loan loss for the six months ended June 30, 2008 decreased $.284 million, or 4.41% compared to the same period in 2007.
Net interest income declined to $3.118 million in the second quarter of 2008, compared to $3.269 million in the second quarter of 2007. The decrease in net interest income for 2008 was primarily the result of prime rate reductions that have translated into lower yields on the Corporation’s earning assets, specifically variable rate commercial loans and short-term investments which reprice immediately. Offering rates on brokered certificates of deposit are influenced by other factors, such as overall market liquidity. Reliance upon wholesale funding and further rate reductions in the near term will unfavorably impact the net interest margin of the Corporation.
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

	Three Months Ended
								2008-2007
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	Variance	Variance	Variance	Variance

Loans (1,2,3)	$362,574	$324,721	$37,853	6.39%	8.23%	$5,759	$6,664	$(905)	$775	$(1,489)	(191)
Taxable securities	23,960	25,971	(2,011)	4.58	4.53	273	293	(20)	(23)	4	(1)
Nontaxable securities (2)	69	—	69	5.83	—	1	—	1	—	—	1
Federal funds sold	1,923	7,756	(5,833)	2.09	5.27	10	102	(92)	(77)	(61)	46
Other interest-earning assets	4,183	5,934	(1,751)	6.73	4.33	70	64	6	(19)	36	(11)

Total earning assets	392,709	364,382	28,327	6.26	7.84	6,113	7,123	(1,010)	656	(1,510)	(156)

Reserve for loan losses	(3,886)	(4,972)	1,086
Cash and due from banks	6,053	5,976	77
Intangible assets	94	172	(78)
Other assets	23,276	16,507	6,769

Total assets	$418,246	$382,065	$36,181

NOW and money market deposits	$80,379	$72,371	$8,008	1.53	3.49	306	629	(323)	69	(352)	(40)
Savings deposits	13,310	13,288	22	.94	1.63	31	54	(23)	—	(23)	—
CDs <$100,000	81,746	96,442	(14,696)	4.25	5.00	863	1,202	(339)	(183)	(181)	25
CDs >$100,000	26,773	24,350	2,423	3.97	5.02	264	305	(41)	30	(64)	(7)
Brokered deposits	104,187	79,301	24,886	4.20	5.45	1,087	1,077	10	337	(247)	(80)
Borrowings	42,430	39,209	3,221	3.71	5.25	391	513	(122)	41	(150)	(13)

Total interest-bearing liabilities	348,825	324,961	23,864	3.39	4.67	2,942	3,780	(838)	294	(1,017)	(115)
Demand deposits	26,331	23,717	2,614
Other liabilities	2,691	2,975	(284)
Shareholders’ equity	40,399	30,412	9,987

Total liabilities and shareholders’ equity	$418,246	$382,065	$36,181

Rate spread				2.87%	3.17%

Net interest margin/revenue				3.25%	3.68%	$3,171	$3,343	$(172)	$362	$(493)	$(41)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.

(3)	Interest income on loans includes fees

	Six Months Ended
								2008-2007
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	Variance	Variance	Variance	Variance

Loans (1,23)	$360,176	$321,415	$38,761	6.71%	8.15%	$12,022	$13,157	$(1,135)	$1,591	$(2,465)	(261)
Taxable securities	23,930	27,703	(3,773)	4.51	4.32	537	594	(57)	(81)	26	(2)
Nontaxable securities	70	—	70	11.49	—	4	—	4	—	—	4
Federal funds sold	3,641	9,103	(5,462)	2.93	5.32	53	240	(187)	(144)	(108)	65
Other interest-earning assets	4,436	5,450	(1,014)	5.30	4.66	117	126	(9)	(24)	17	(2)

Total earning assets	392,253	363,671	28,582	6.53	7.74	12,733	14,117	(1,384)	1,342	(2,530)	(196)

Reserve for loan losses	(3,982)	(4,985)	1,003
Cash and due from banks	6,127	5,911	216
Intangible assets	104	183	(79)
Other assets	23,462	16,459	7,003

Total assets	$417,964	$381,239	$36,725

NOW and money market deposits	$81,107	$72,282	$8,825	1.85	3.48	748	1,249	(501)	153	(586)	(68)
Savings deposits	12,668	13,284	(616)	0.89	1.64	56	108	(52)	(5)	(50)	3
CDs <$100,000	82,146	94,243	(12,097)	4.44	4.95	1,813	2,312	(499)	(254)	(283)	38
CDs >$100,000	24,962	24,117	845	4.25	4.98	527	596	(69)	21	(88)	(2)
Brokered deposits	107,105	82,022	25,083	4.64	5.47	2,471	2,225	246	682	(339)	(97)
Borrowings	40,906	38,795	2,111	4.15	5.29	845	1,018	(173)	56	(219)	(10)

Total interest-bearing liabilities	348,894	324,743	24,151	3.72	4.66	6,460	7,508	(1,048)	653	(1,565)	(136)
Demand deposits	26,383	23,596	2,787
Other liabilities	2,742	3,064	(322)
Shareholders’ equity	39,945	29,836	10,109

Total liabilities and shareholders’ equity	$417,964	$381,239	$36,725

Rate spread				2.81%	3.08%

Net interest margin/revenue				3.22%	3.57%	$6,273	$6,609	$(336)	$689	$(965)	$(60)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	Interest income on loans includes loan fees.

(3)	Interest income includes fees on loans
The rate reductions on approximately 65% of the Corporation’s loan portfolio repriced with prime rate reductions from 8.25% in September of 2007 to 5.00% in June 2008. The reduced rates of the Corporation’s loan portfolio is reflected in the overall decrease in rates on earning assets from 8.23% in the second quarter of 2007 to 6.39% in the second quarter of 2008. During this period of prime rate reductions, the Corporation reduced bank deposit rates in order to mitigate the impact on earnings. The Corporation is somewhat reliant on wholesale funding sources, specifically brokered deposits. The Corporation had average balances of $104.187 million in the second quarter of 2008 with an average cost of 4.20% compared to $79.301 million at 5.45% in the second quarter of 2007. In the six months ended June 30, 2008, the Corporation had average balances of brokered deposits totaling $107.105 million at a weighted average cost of 4.64% compared to $82.022 million at 5.47% for the same six month period in 2007.

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
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the second quarter of 2008, the Corporation recorded a $750,000 provision for loan loss. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Other Income
Other income increased by $2.802 million for the six months ended June 30, 2008, compared to the six months ended June 30, 2007. The Corporation recognized a benefit from the settlement of a shareholder lawsuit in the first half of 2008, which amounted to $3.475 million. Service fees increased $22,000 in the first six months of 2008, while other noninterest income decreased $.188 million. Revenue due to loans produced and sold in the secondary market amounted to $.097 million compared to $.199 million a year ago. Poor overall market conditions, caused by a declining economy and a housing slump, have limited our ability to expand our revenues from fee income during the first six months of 2008. We do expect to generate increased fee income during the later part of 2008 and in future periods as the housing market improves and home buyers look to more traditional lenders for their borrowing needs. The Corporation recognized a benefit from the settlement of a lawsuit against its former accountants in the first half of 2007, which amounted to $.470 million.
During the second quarter of 2008, the Corporation recognized $3.747 million in other income, compared to $.342 million for the second quarter of 2007. The second quarter noninterest income includes the $3.475 million lawsuit settlement. Service fees increased for the second quarter of 2008 by $9,000 to $.194 million when compared to $.185 million in the second quarter of 2007. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details noninterest income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2008	2007	2008-2007	2008	2007	2008-2007

Service fees	$194	$185	4.86	$368	$346	6.36
Net gains on sale of secondary market loans	49	91	(46.15)	97	199	(51.26)
Proceeds from lawsuit settlements	3,475	—	100.00	3,475	470	639.36
Other noninterest income	29	66	(56.06)	52	240	(78.33)

Subtotal	3,747	342	995.61	3,992	1,255	218.09
Net security gain (loss)	—	—	0.00	65	—	100.00

Total other income	$3,747	$342	995.61	$4,057	$1,255	223.27

Other Expenses
Other expenses increased $.541 million for the six months ended June 30, 2008, compared to the same period in 2007. Salaries and employee benefits increased $.472 million, during the first six months of 2008, compared to the first six months of 2007. The Corporation recorded a $.425 million expense related to a severance payment in the second quarter of 2008, which accounted for the majority of the increase in salaries and employee benefits. The $56,000 increase in data processing costs is the result of increased deposit balances and activity, along with added data processing services. The $.103 million increase in loan and deposit expense is due in large part to carrying costs associated with nonperforming assets. In the second quarter of 2008, the Corporation settled a long standing

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
derivative shareholder lawsuit. As a part of this settlement, the Corporation received funds amounting to $3.475 million, recorded as other income, and a dismissal of unpaid legal fees, totaling $95,000, related to the defense of prior directors of the Corporation. The reversal of the accrual for these fees contributed to the reduction in professional service fees for the three and six month periods in 2008, compared to the same periods in 2007. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.
Telephone expenses for the three and six month periods in 2008 are lower than the same periods in 2007, as a result of the installation of a new phone system which reduced long distance service costs. Advertising expenses have decreased in 2008, as the Corporation has initiated cost controls.
The Corporation recognized other expense in the second quarter of 2008 totaling $3.471 million, compared to $3.065 million in the second quarter of 2007. The increase in noninterest expense between periods was composed of increases in salary and employee benefits, due primarily to the severance agreement noted above. These increased expenses were partially offset by reductions in professional service fees. Early in 2008, the Corporation implemented several cost reduction initiatives in order to mitigate the impact of reduced interest income. Specific initiatives included nonessential staff reductions, decreases in incentive and bonus plan programs and advertising expense. The Corporation expects to realize an annualized benefit from these reductions of approximately $.750 million.
The following table details noninterest expense for the three and six months ended June 30, 2008 and June 30, 2007 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2008	2007	2008-2007	2008	2007	2008-2007

Salaries and employee benefits	$2,075	$1,672	24.10	$3,882	$3,410	13.84
Occupancy	348	327	6.42	703	661	6.35
Furniture and equipment	190	166	14.46	368	323	13.93
Data processing	216	210	2.86	437	381	14.70
Professional service fees	79	174	(54.60)	232	325	(28.62)
Loan and deposit	144	79	82.28	254	151	68.21
Telephone	39	59	(33.90)	84	117	(28.21)
Advertising	60	91	(34.07)	120	183	(34.43)
Other	320	287	11.50	582	570	2.11

Total noninterest expense	$3,471	$3,065	13.25	$6,662	$6,121	8.84

Federal Income Taxes
Current Federal Tax Provision
The Corporation recorded a current period federal tax provision of $900,000 in the first half of 2008, compared to no provision in the same period a year earlier.
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
During the first half of 2008, the Corporation increased cash and cash equivalents by $20.027 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by financing activities, with a net increase in deposits of $36.419 million, partially offset by a decrease in federal funds purchased of $7.710 million. The net increases in liabilities were partially offset by an increase in loans of $10.792 million. This increase in deposits was composed of an increase in brokered deposits of $29.768 million combined with an increase in bank deposits of $.484 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2008, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. The Corporation has a $6 million correspondent bank line of credit available for short-term liquidity. This line of credit has no outstanding balance as of June 30, 2008. The Corporation is currently exploring alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.
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
Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At June 30, 2008, the Bank’s core deposits in relation to total funding were 51.1% compared to 59.6% at June 30, 2007. These ratios indicated at June 30, 2008, that the Bank has decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2008, the Bank had $18.375 million of unsecured lines available and another $10.500 million available if secured. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
From a long-term perspective, the Corporation’s liquidity plan for 2008 includes strategies to increase core deposits in the Corporation’s local markets. The new deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits to reduce the dependency on non-core deposits, while also reducing interest costs. The Corporation’s liquidity plan for 2008 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2008, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first half of 2008, total capitalization increased by $1.654 million, primarily from an increase in retained earnings from net income earned during the period.
The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2008	2007	2007

Capital Structure
Shareholders’ equity	$40,975	$39,321	$30,485

Total capitalization	$40,975	$39,321	$30,485

Tangible capital	$40,890	$39,197	$30,323

Intangible Assets
Core deposit premium	$85	$124	$162
Other identifiable intangibles	—	—	—

Total intangibles	$85	$124	$162

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$40,975	$39,321	$30,485
Net unrealized (gains) losses on available for sale securities	126	(60)	133
Less: disallowed deferred tax asset	(5,731)	(6,990)	—
Less: intangibles	(85)	(124)	(162)

Total Tier 1 capital	$35,285	$32,147	$30,456

Tier 2 Capital:
Allowable reserve for loan losses	$3,585	$4,146	$4,309
Qualifying long-term debt	—	—	—

Total Tier 2 capital	3,585	4,146	4,309

Total capital	$38,870	$36,293	$34,765

Risk-adjusted assets	$372,139	$358,410	$344,120

Capital ratios:
Tier 1 Capital to average assets	8.56%	8.05%	7.97%
Tier 1 Capital to risk weighted assets	9.48%	8.97%	8.85%
Total Capital to risk weighted assets	10.45%	10.13%	10.10%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

26.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2008	9.37%	9.35%	8.56%	9.48%	10.45%
June 30, 2007	7.75%	7.71%	7.97%	8.85%	10.10%

The Bank:
June 30, 2008	9.27%	9.26%	8.26%	9.13%	10.08%
June 30, 2007	8.13%	8.09%	8.37%	9.30%	10.56%

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
The Corporation also has $23.230 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

28.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is the Corporation’s opportunities at June 30, 2008 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$249,817	$9,441	$28,927	$73,937	$362,122
Securities	—	5	22,650	575	23,230
Other (1)	19,661	—	—	3,794	23,455

Total interest-earning assets	269,478	9,446	51,577	78,306	408,807

Interest-bearing obligations:
NOW, money market, savings, interest checking	93,874	—	—	—	93,874
Time deposits	35,749	57,653	12,624	904	106,930
Brokered deposits	71,905	56,526	—	—	128,431
Borrowings	20,000	—	15,000	1,280	36,280

Total interest-bearing obligations	221,528	114,179	27,624	2,184	365,515

Gap	$47,950	$(104,733)	$23,953	$76,122	$43,292

Cumulative gap	$47,950	$(56,783)	$(32,830)	$43,292

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at June 30, 2008, the Corporation had a cumulative liability sensitivity gap position of $56.783 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decrease in the next twelve months, the above GAP position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, money markets and interest checking accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
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

29.

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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of June 30, 2008, the Corporation had excess Canadian assets of $75,000 (or $74,000 in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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

30.

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
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

31.

5

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. The litigation that is not routine and incidental to the business of banking is described below.
Shareholder’s Derivative Litigation
Damon Trust v. Bittner, et al.
This matter has been resolved and concluded with the Corporation receiving $3.475 million in settlement proceeds during the second quarter of 2008.
Damon Trust v. Wipfli
This matter has been resolved and concluded with the Corporation receiving $470,000 in settlement proceeds during the first quarter of 2007. Please refer to the Annual Report for a more detailed description and explanation of this litigation.
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Registrant’s shareholders was held on May 28, 2008. The purpose of the meeting was to elect directors, as shown below, each for a three-year term expiring in 2011. The number of shares voted is presented in the table below.

Director	For	Withheld

Dennis B. Bittner	2,455,097	38,071
Joseph D. Garea	2,480,127	13,041
Kelly W. George	2,480,076	13,092
L. Brooks Patterson	2,453,692	39,476

32.

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

33.

MACKINAC FINANCIAL CORPORATION

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: August 14, 2008	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER,
EVP / CHIEF FINANCIAL OFFICER (principal accounting officer)

34.