Form 10-K/A
period 2007-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2008-09-03
CIK 36506

FORM 10-K/A
(Amendment No. 2)
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
Common Stock, no par value
(Title of Class)
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K/A or any amendments to this Form 10-K/A. ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

PART II
ITEM 8A. CONTROLS AND PROCEDURES
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
EX-31.1
EX-32.1
EX-32.2

Explanatory Note
Mackinac Financial Corporation (the “Corporation”) is filing this Amendment No. 2 on Form 10-K/A (“Amendment No. 2”) to amend its Annual Report on Form 10-K for the fiscal year ended December 31, 2007 originally filed with the Securities and Exchange Commission (the “SEC”) on March 31, 2008 (the “Original Filing”), and amended August 13, 2008 to revise the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) conclusions regarding the effectiveness of the Company’s disclosure controls and procedures as of December 31, 2007 solely as a result of its failure to file Management’s Annual Report on Internal Control over Financial Reporting in the Original Filing.
This Amendment No. 2 on Form 10-K/A amends and restates only certain sections of Part II Item 8A and updates the certifications in Exhibits 31 and 32.1. Except for the foregoing amended information, this Form 10-K/A, including prior amendments, continues to describe the conditions as of the date of the Original Filing, and no disclosures have been updated to reflect events that occurred at a later date. This Amendment No. 2 should be read in conjunction with the Company’s SEC filings made subsequent to the Original Filing.
PART II
ITEM 8A. CONTROLS AND PROCEDURES
The Company’s disclosure controls and procedures are designed to ensure that the information required to be disclosed under the Exchange Act securities laws is accumulated and communicated to management, including the Company’s CEO and CFO, to allow timely decision regarding required disclosure.
As of the end of the period covered by this report and pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934, the Company carried out an evaluation with the participation of the Company’s management, including the CEO and CFO, of the effectiveness and design of the Company’s disclosure controls and procedures as defined under Rule 13a-15(e) under the Securities Exchange Act of 1934. Based on that evaluation and solely because of the Company’s failure to file the required Management’s Annual Report on Internal Control over Financial Reporting (“Report of Management”) in its Annual Report on Form 10-K when it was originally filed on March 31, 2008, the CEO and CFO have concluded that the disclosure controls and procedures were not effective as of the end of the period covered by the Annual Report on Form 10-K in recording, processing, summarizing and reporting information required to be disclosed by the Company, within the time periods specified in the SEC’s rule and forms. The Company remedied this failure in the effectiveness of its disclosure controls and procedures by amending its Annual Report on Form 10-K (Amendment No. 1) to provide the required Report of Management. The Company has implemented additional controls and procedures designed to ensure that the disclosure provided by the Company meets the then-current requirements of the applicable filing made under the Securities Exchange Act of 1934, as amended.
Management, including the CEO and CFO, does not expect that its disclosure controls will prevent or detect all errors. A control system, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the control system’s objective will be met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, if any, have been detected. These inherent limitations include the realities that disclosure requirements may be misinterpreted and judgments in decision-making may be inexact.

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2007, and 2006

(iii)	Consolidated Statements of Operations for the years ended December 31, 2007, 2006, and 2005

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2007, 2006, and 2005

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006, and 2005

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document

3.1(a)	Articles of Incorporation, as amended, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999

3.1(b)	Certificate of Amendment to Restated Articles of Incorporation, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed December 16, 2004

3.1	Amended and Restated Bylaws, incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-Q filed November 14, 2001 for the quarter ended September 30, 2001

Exhibit
Number	Document

3.2	Second Amendment to Amended and Restated Bylaws, incorporated by reference to Exhibit 5.1 to the Corporation’s Form 8-K filed December 21,2007

3.3	Amendment to the Amended and Restated Bylaws

4.1	Amendment to Rights Agreement between the Corporation and Registrar and Transfer Company dated August 9, 2004, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004

4.2	Amendment No. 2 to Rights Agreement, incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004

10.1	Stock Option Agreement dated June 10, 2005, between David C. Crimmins and Mackinac Financial Corporation incorporated by reference to Exhibit 10.1 to the Corporation’s Form 10-K filed March 31, 2006

10.2	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006

10.3	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006

10.4	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006

10.5	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006

10.6	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006

10.7	Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006

Exhibit
Number	Document

10.8	Employment agreement dated August 10, 2004, between the Corporation and C. James Bess, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.9	Modification of Employment Agreement dated May 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10 to the Corporation’s Form 10-Q/A filed August 10, 2004

10.10	Amendment to Employment Agreement dated September 21, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2005

10.11	First Amendment to Employment Agreement dated December 15, 2004, between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2005

10.12	Employment Agreement dated August 10, 2004,, between the Corporation and Paul D. Tobias, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.13	Employment Agreement dated August 10, 2004 between the Corporation and Eliot R. Stark, incorporated by reference to Appendix A to the Corporation’s Proxy Statement filed October 18, 2004

10.14	Waiver Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed December 16, 2004

10.15	Employment Agreement dated December 14, 2004, between the Corporation and Joseph E. Petterson, incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K for the fiscal year ended December 31, 1999 and filed March 31, 2005

10.16	Employment agreement dated December 15, 2004, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.11 to the Corporation’s Form 10-K filed March 31, 2005

10.17	Employment Agreement dated December 14, 2004, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.12 to the Corporation’s Form 10-K filed March 31, 2005

Exhibit
Number	Document

10.18	Employment Agreement dated December 15, 2004, between the Corporation and David C. Crimmins, incorporated by reference to Exhibit 10.13 to the Corporation’s Form 10-K filed March 31, 2005

10.19	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and David Crimmins incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.20	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.21	First Amendment to Employment Agreement dated January 12, 2005 between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.3 of the Corporation’s Form 10-Q filed August 15, 2005 for the quarter ended June 30, 2005

10.22	Form of Stock Option Agreement between each of Paul D. Tobias and Eliot R. Stark and the Corporation, incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004

10.23	Form of Indemnity Agreement for the Corporation’s Directors, incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004

10.24	Form of Registration Rights Agreement, incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004

10.25	Stock Option Plan, incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held April 21, 1994

10.26	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors, incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

Exhibit
Number	Document

10.27	North Country Financial Corporation Stock Compensation Plan, incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.28	North Country Financial Corporation 1997 Directors’ Stock Option Plan, incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000

10.29	North Country Financial Corporation 2000 Stock Incentive Plan, incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000 for the quarter ended March 31, 2000

10.30	North Country Financial Corporation Supplemental Executive Retirement Plan, incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999

10.31	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007

10.32	Amended and Restated Employment Agreement dated January 31, 2007, between the Corporation and Ernie R. Krueger, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007

10.33	Agreement dated February 5, 2007 between the Corporation and C. James Bess, incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 8, 2007

10.34	Stock Option Agreement dated December 15, 2006 between the Corporation and L. Brooks Patterson incorporated by reference to Exhibit 10.30 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

10.35	Stock Option Agreement dated December 15, 2006 between the Corporation and Kelly W. George incorporated by reference to Exhibit 10.31 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

Exhibit
Number	Document

10.36	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger incorporated by reference to Exhibit 10.32 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

10.37	Stock Option Agreement dated December 15, 2006 between the Corporation and David C. Crimmins incorporated by reference to Exhibit 10.33 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007

13	2007 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21	Subsidiaries of the Corporation

23.1	Consent of Independent Public Accountants — Plante & Moran, PLLC

23.2	Consent or Independent Public Accountants — Plante & Moran, PLLC

31	Rule 13(a) — 14 (a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

32.2	Section 1350 Chief Financial Officer Certification

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated September 3, 2008.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on September 3, 2008, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman,	Executive Vice President/Chief Financial
Chief Executive Officer & Director	Officer
(principal executive officer)	(chief financial officer)

/s/ Walter J. Aspatore	/s/ Robert E. Mahaney
Walter J. Aspatore — Director	Robert E. Mahaney — Director

/s/ Dennis B. Bittner	/s/ Robert H. Orley
Dennis B. Bittner — Director	Robert H. Orley — Director

/s/ Joseph D. Garea	/s/ L. Brooks Patterson
Joseph D. Garea — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C Paschke — Director