Form 10-Q
period 2008-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2008-11-14
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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
Yes ☐    No ☑
As of October 31, 2008, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - September 30, 2008 (Unaudited), December 31, 2007 and September 30, 2007 (Unaudited)	1

Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Nine Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2008 (Unaudited) and September 30, 2007 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	15

Item 3. Quantitative and Qualitative Disclosures About Market Risk	28

Item 4. Controls and Procedures	31

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	32

Item 6. Exhibits and Reports on Form 8-K	33

SIGNATURES	34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,	September 30,
(Dollars in thousands)	2008	2007	2007
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$8,217	$6,196	$7,364
Federal funds sold	4,422	166	947

Cash and cash equivalents	12,639	6,362	8,311

Interest-bearing deposits in other financial institutions	382	1,810	6,995
Securities available for sale	42,781	21,597	17,973
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	290,406	288,839	279,670
Mortgage	67,576	62,703	60,972
Installment	3,539	3,537	3,507

Total Loans	361,521	355,079	344,149
Allowance for loan losses	(3,385)	(4,146)	(5,022)

Net loans	358,136	350,933	339,127

Premises and equipment	11,360	11,609	12,733
Other real estate held for sale	1,751	1,226	451
Other assets	10,110	11,549	11,829

TOTAL ASSETS	$440,953	$408,880	$401,213

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$34,858	$25,557	$28,325
Interest-bearing deposits:
NOW, Money Market, Checking	80,185	81,160	87,262
Savings	18,957	12,485	12,831
CDs<$100,000	74,940	80,607	90,220
CDs>$100,000	30,220	22,355	24,432
Brokered	121,534	98,663	78,301

Total deposits	360,694	320,827	321,371

Borrowings:
Federal funds purchased	—	7,710	—
Short-term	—	1,959	—
Long-term	36,210	36,280	38,239

Total borrowings	36,210	45,949	38,239
Other liabilities	2,622	2,783	2,906

Total liabilities	399,526	369,559	362,516

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding
Common stock and additional paid in capital — No par value Authorized - 18,000,000 shares
Issued and outstanding — 3,419,736; 3,428,695; and 3,428,695 shares, respectively	42,794	42,843	42,810
Accumulated deficit	(1,456)	(3,582)	(4,107)
Accumulated other comprehensive income (loss)	89	60	(6)

Total shareholders’ equity	41,427	39,321	38,697

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$440,953	$408,880	$401,213

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
	(unaudited)		(unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,537	$6,929	$17,241	$19,610
Tax-exempt	100	118	310	432
Interest on securities:
Taxable	303	263	840	857
Tax-exempt	1	—	4	—
Other interest income	87	209	257	575

Total interest income	6,028	7,519	18,652	21,474

INTEREST EXPENSE:
Deposits	2,308	3,443	7,924	9,932
Borrowings	349	516	1,194	1,535

Total interest expense	2,657	3,959	9,118	11,467

Net interest income	3,371	3,560	9,534	10,007
Provision for loan losses	450	400	1,200	400

Net interest income after provision for loan losses	2,921	3,160	8,334	9,607

OTHER INCOME:
Service fees	229	169	597	515
Net security gains	(1)	—	64	—
Net gains on sale of secondary market loans	16	165	113	364
Proceeds from settlement of lawsuit	—	—	3,475	470
Other	44	62	96	302

Total other income	288	396	4,345	1,651

OTHER EXPENSE:
Salaries and employee benefits	1,534	1,695	5,416	5,106
Occupancy	336	322	1,039	983
Furniture and equipment	202	178	570	501
Data processing	212	196	649	577
Professional service fees	120	78	352	403
Loan and deposit	176	63	430	214
Telephone	41	68	125	185
Advertising	93	97	213	280
Other	221	304	803	873

Total other expenses	2,935	3,001	9,597	9,122

Income before income taxes	274	555	3,082	2,136
Provision for (benefit of) income taxes	58	(7,500)	958	(7,500)

NET INCOME	$216	$8,055	$2,124	$9,636

INCOME PER COMMON SHARE:
Basic	$.06	$2.35	$.62	$2.81

Diluted	$.06	$2.35	$.62	$2.81

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Balance, beginning of period	$40,975	$30,485	$39,321	$28,790

Net income for period	216	8,055	2,124	9,636
Stock option compensation	21	30	63	90
Net unrealized gain on securities available for sale	215	127	29	181

Total comprehensive income	452	8,212	2,216	9,907
Repurchase of common stock - 8,959 oddlot shares	—	—	(110)	—

Balance, end of period	$41,427	$38,697	$41,427	$38,697

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2008	2007
Cash Flows From Operating Activities:
Net income	$2,124	$9,636
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	917	547
Provision for loan losses	1,200	400
Provision for deferred income taxes	—	(7,500)
(Gain) on sales/calls of securities available for sale	(64)	—
(Gain) on sales of premises, equipment, and other real estate	(35)	(12)
Writedown of other real estate	936	40
Stock option compensation	63	90
Change in other assets	396	221
Change in other liabilities	797	(368)

Net cash provided by operating activities	6,334	3,054

Cash Flows From Investing Activities:
Net (increase) in loans	(11,144)	(22,435)
Net (increase) decrease in interest-bearing deposits in other financial institutions	1,428	(6,139)
Purchase of securities available for sale	(45,699)	(18,558)
Proceeds from maturities, calls or paydowns of securities available for sale	24,542	33,715
Capital expenditures	(519)	(1,231)
Proceeds from sale of premises, equipment, and other real estate	1,317	317

Net cash (used in) investing activities	(30,075)	(14,331)

Cash Flows From Financing Activities:
Net increase in deposits	39,867	8,950
Net increase (decrease) in federal funds purchased	(7,710)	—
Net increase (decrease) in lines of credit	(1,959)	—
Principal payments on borrowings	(70)	(68)
Net (decrease) in repurchase of common stock — oddlot shares	(110)

Net cash provided by financing activities	30,018	8,882

Net increase (decrease) in cash and cash equivalents	6,277	(2,395)
Cash and cash equivalents at beginning of period	6,362	10,706

Cash and cash equivalents at end of period	$12,639	$8,311

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest	$7,872	$9,735
Income taxes	44	—

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	1,804	443
See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2007.

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

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of before tax compensation expense in the amount of $63,000 for the nine months ended September 30, 2008, and $90,000 for the same period in 2007. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.02 and $.03 in the first nine months of 2008 and 2007, respectively.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands, except per share data):

Three Months Ended		Weighted Average	Income
September 30,	Net Income	Number of Shares	Per Share
2008
Income per share — Basic and diluted	$216	3,419,736	$.06

2007
Income per share — Basic and diluted	$8,055	3,428,695	$2.35

Nine Months Ended
September 30,
2008
Income per share — Basic and diluted	$2,124	3,422,777	$.62

2007
Income per share — Basic and diluted	$9,636	3,428,695	$2.81

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2008, December 31, 2007 and September 30, 2007 are as follows (dollars in thousands):

	September 30, 2008		December 31, 2007		September 30, 2007
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies — MBS	$42,147	$42,234	$—	$—	$—	$—
US Agencies	—	—	20,982	20,969	17,494	17,428
Obligations of states and political subdivisions	499	547	556	628	485	545

Total securities available for sale	$42,646	$42,781	$21,538	$21,597	$17,979	$17,973

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $19.243 million and $19.276 million, respectively, at September 30, 2008.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at September 30, 2008, December 31, 2007 and September 30, 2007 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Commercial real estate	$184,423	$171,695	$161,032
Commercial, financial, and agricultural	75,610	78,192	78,822
One to four family residential real estate	62,895	57,613	54,962
Construction:
Commercial	30,373	38,952	39,816
Consumer	4,681	5,090	6,010
Consumer	3,539	3,537	3,507

Total loans	$361,521	$355,079	$344,149

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2008, the year ended December 31, 2007, and the nine months ended September 30, 2007 is as follows: (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Balance at beginning of period	$4,146	$5,006	$5,006
Recoveries on loans	117	50	39
Loans charged off	(2,078)	(1,310)	(423)
Provision	1,200	400	400

Balance at end of period	$3,385	$4,146	$5,022

In the first nine months of 2008, net charge off activity was $1.961 million, or .55% of average loans outstanding compared to net charge-offs of $.384 million, or .12% of average loans, in the first nine months of 2007. In the first nine months of 2008, the Corporation recorded a provision for loan loss in the amount of $1.2 million, which is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current or not troubled was not material to the consolidated financial statements for the nine months ended September 30, 2008 and 2007.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Information regarding impaired loans as of September 30, 2008, December 31, 2007 and September 30, 2007 is as follows (dollars in thousands):

				Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2008	2007	2007	2008	2007	2007
	(Unaudited)		(Unaudited)
Balances, at period end
Impaired loans with specific valuation reserve	$3,913	$3,639	$2,889	$951	$1,320	$835
Impaired loans with no specific valuation reserve	736	369	283	—	—	—

Total impaired loans	$4,649	$4,008	$3,172	$951	$1,320	$835

Impaired loans on nonaccrual basis	$4,649	$3,298	$3,136	$951	$1,219	$835
Impaired loans on accrual basis	—	710	36	—	101	—

Total impaired loans	$4,649	$4,008	$3,172	$951	$1,320	$835

Average investment in impaired loans	$4,732	$4,135	$4,018
Interest income recognized during impairment	50	129	71
Interest income that would have been recognized on an accrual basis	263	391	288
Cash-basis interest income recognized	50	84	65
The average investment in impaired loans was approximately $4.732 million for the nine months ended September 30, 2008, $4.135 million for the year ended December 31, 2007, and $4.018 million for the nine months ended September 30, 2007, respectively. Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Loans outstanding beginning of period	$1,720	$1,621	$1,621
New loans	115	—	—
Net activity on revolving lines of credit	2,109	556	—
Repayment	(647)	(457)	(449)
Change in related party interest	3,758	—	—

Loans outstanding end of period	$7,055	$1,720	$1,172

There were no loans to related-parties classified substandard at September 30, 2008, December 31, 2007 or September 30, 2007, respectively. In addition to the outstanding balances above, there were unused commitments of $3.6 million to related parties at September 30, 2008.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at September 30, 2008, December 31, 2007, and September 30, 2007 (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Fed funds purchased	$—	$7,710	$—

Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate, 5.00% as of September 30, 2008, maturing November 30, 2008	—	1,959	—

	$—	$9,669	$—

7.	LONG-TERM BORROWINGS

Long-term borrowings consist of the following at September 30, 2008, December 31, 2007 and September 30, 2007 (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in 2010	$15,000	$15,000	$15,000

Federal Home Loan Bank variable rate advances at rates of 2.81% maturing in 2011	20,000	20,000	20,000

Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate, 5.00% as of September 30, 2008, maturing November 30, 2008	—	—	1,959

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,210	1,280	1,280

	$36,210	$36,280	$38,239

The Federal Home Loan Bank borrowings are collateralized at September 30, 2008 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $25.251 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $18.693 million and $18.726 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2008.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $352,000 originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.964 million, and guaranteed by the Corporation.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	STOCK OPTION PLANS

A summary of stock option transactions for the nine months ended September 30, 2008 and 2007, and the year ended December 31, 2007, is as follows: (Historical stock option information has been adjusted for the 1:20 reverse stock split which occurred in December 2004).

	September 30,	December 31,	September 30,
	2008	2007	2007
Outstanding shares at beginning of year	446,417	446,417	446,417
Granted during the period	—	—	—
Expired during the period	180	—	—

Outstanding shares at end of period	446,237	446,417	446,417

Weighted average exercise price per share at end of period	$12.14	$12.29	$12.29

Shares available for grant at end of period	18,488	18,488	18,488

There were no options granted in the first nine months of 2008 and 2007.

Following is a summary of the options outstanding and exercisable at September 30, 2008:

			Weighted Average
Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price
$9.16	12,500	5,000	7.21	$9.16
$9.75	257,152	120,861	6.21	9.75
$10.65	72,500	14,500	8.21	10.65
$11.50	40,000	8,000	7.00	11.50
$12.00	60,000	12,000	6.71	12.00
$156.00 - $240.00	3,545	3,545	2.48	186.75
$300.00 - $406.60	540	540	1.21	333.33

	446,237	164,446	6.66	$12.14

9.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2008, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized. The Corporation, as of September 30, 2008 had a net operating loss and tax credit carryforwards for tax purposes of approximately $34.1 million, and $2.1 million, respectively.

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

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2008, and the valuation techniques used by the Corporation to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2008

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2008
Assets
Investment securities - available for sale	$42,713	$68	$—	$42,781
Liabilities
None
The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2007 or September 30, 2008.

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
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2008	(Level 1)	(Level 2)	(Level 3)	September 30, 2008	September 30, 2008
Assets
Impaired loans accounted for under FAS 114		$—	$—	$640	$—	$862

					$—	$862

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

In October 2008, the FASB issued FSP 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active. FSP 157-3 provides clarification of the application of FASB 157 in an inactive market. FSP 157-3 is effective for the Corporation’s interim financial statements as of September 30, 2008. This change had no impact on the Corporation’s disclosure on fair value measurements.

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

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

These commitments are as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Commitments to extend credit:
Variable rate	$40,133	$43,903	$50,728
Fixed rate	2,752	8,055	10,075
Standby letters of credit — Variable rate	6,308	5,930	5,957
Credit card commitments — Fixed rate	2,457	2,414	2,388

	$51,650	$60,302	$69,148

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at September 30, 2008 represents $41.5 million, or 14.29%, compared to $43.4 million, or 15.53%, of the commercial loan portfolio on September 30, 2007. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

12.	RECENT DEVELOPMENTS

The Corporation has applied for capital under the Troubled Asset Relief Program (“TARP”) to strengthen its capital position. For further discussion regarding this, please refer to the Capital and Regulatory portion of “Management’s Discussion and Analysis.”

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
FINANCIAL OVERVIEW
Year-to-date consolidated net income was $2.124 million through September 30, 2008, or $.62 per share, compared to income of $9.636 million, $2.81 per share, for the same period in 2007. The income for the three months ended September 30, 2008 amounted to $.216 million, or $.06 per share, compared to income of $8.055 million, or $2.35 per share for the same period in 2007. The results of operations for the first nine months of 2008 include the positive effect, $3.475 million, of a lawsuit settlement, the negative effect, $.425 million, of a severance agreement and a $1.200 million loan loss provision. The results of operations for the same period in 2007 include a provision for the benefit of income taxes in the amount of $7.500 million in recognition of a deferred tax benefit, $470,000, of proceeds from the settlement of a lawsuit against the Corporation’s former accountants, and a provision for loan losses of $400,000.
Total assets increased $32.073 million from December 31, 2007 to September 30, 2008. The loan portfolio increased $6.442 million in the first nine months of 2008, from December 31, 2007 balances of $355.079 million. Deposits totaled $360.694 million at September 30, 2008, an increase of $39.867 million from the $320.827 million at December 31, 2007.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $6.277 million in 2008. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale increased $21.184 million, or 98.09%, from December 31, 2007 to September 30, 2008, with the balance on September 30, 2008, totaling $42.781 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2008, investment securities with an estimated fair value of $19.276 million were pledged.
In the third quarter of 2008, investment securities were increased in order to address overall market liquidity concerns. The Bank’s investment portfolio increased from $23.230 million at June 30, 2008 to $42.781 million on September 30, 2008. This increase of $19.557 million provided the Bank with significant short-term liquidity, since $23.505 million of the investments are unpledged. All of the Bank’s current investments are highly marketable investments guaranteed by the U.S. government.
Loans
Through the third quarter of 2008, loan balances increased by $6.442 million, or 1.81%, from December 31, 2007 balances of $355.079 million. During the first nine months of 2008, the Bank had total loan production of $46.539 million. This loan production, some of which has not yet funded, was significantly offset by normal principal runoff and amortization, $24.320 million, and large paydowns and refinancing, which totaled $18.680 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at September 30, 2008, December 31, 2007 and September 30, 2007 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2008	Total	2007	Total	2007	Total
Commercial real estate	$184,423	51.01%	$171,695	48.35%	$161,032	46.79%
Commercial, financial, and agricultural	75,610	20.91	78,192	22.02	78,822	22.90
One to four family residential real estate	62,895	17.40	57,613	16.23	54,962	15.97
Consumer	3,539	.98	3,537	1.00	3,507	1.02
Construction:
Commercial	30,373	8.40	38,952	10.97	39,816	11.57
Consumer	4,681	1.30	5,090	1.43	6,010	1.75

Total loans	$361,521	100.00%	$355,079	100.00%	$344,149	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2008, December 31, 2007 and September 30, 2007 (dollars in thousands):

	September 30, 2008			December 31, 2007			September 30, 2007
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
R/E — oper of nonresidential bldgs.	$41,486	14.29%	100.14%	$41,597	14.40%	105.79%	$43,422	15.53%	112.21%
Hospitality and tourism	35,287	12.15	85.18	37,604	13.02	95.63	37,479	13.40	96.85
Real estate agents & managers	29,277	10.08	70.67	29,571	10.24	75.20	25,662	9.18	66.32
Commercial construction	30,373	10.46	73.32	38,952	13.49	99.06	39,816	14.24	102.89
Other	153,983	53.02	371.70	141,115	48.85	358.88	133,291	47.65	344.45

Total Commercial Loans	$290,406	100.00%		$288,839	100.00%		$279,670	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2008. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the nine months ended September 30, 2008 amounted to $1.961 million, or .55% of average loans outstanding, compared to $.384 million, .12% of average loans outstanding, for the same period in 2007. The 2008 nine month charge-offs reflect the writedown of three commercial loans, totaling $.862 million, which were reserved for in prior periods. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of non-performing assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Nonperforming Assets :
Nonaccrual loans	$4,649	$3,298	$3,136
Loans past due 90 days or more	—	710	36

Total nonperforming loans	4,649	4,008	3,172
Other real estate owned	1,751	1,226	451

Total nonperforming assets	$6,400	$5,234	$3,623

Nonperforming loans as a % of loans	1.29%	1.13%	.92%

Nonperforming assets as a % of assets	1.45%	1.28%	.90%

Reserve for Loan Losses:
At period end	$3,385	$4,146	$5,022

As a % of loans	.94%	1.24%	1.46%

As a % of nonperforming loans	72.81%	103.44%	158.32%

As a % of nonaccrual loans	72.81%	125.71%	160.14%

The following ratios assist management in the determination of the Corporation’s credit quality (dollars in thousands):

	September 30,	December 31,	September 30,
	2007	2007	2007
Total loans, at period end	$361,521	$355,079	$344,149

Average loans for the year	359,729	333,415	327,810

Allowance for loan losses	3,385	4,146	5,022

Allowance to total loans at period end	.94%	1.17%	1.46%

Net charge-offs during the period	$1,961	$1,260	$384

Net charge-offs to average loans	.55%	.38%	.12%

Net charge-offs to beginning allowance balance	47.30%	25.17%	7.67%

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

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table will provide additional information with respect to our nonperforming assets as of September 30, 2008 (dollars in thousands):

		Estimated				Estimated
		Liquidation	(Deficiency)	SBA	Reserve	Net Surplus/
Collateral Type	Balance	Value	Surplus	Guarantee	Allocation	(Exposure)
	(a)	(b)	( c) = (b) - (a)	(d)	(e)	(f) = (c ) + (d) + (e)
Nonaccrual Loans
Land Development	$2,754	$2,134	$(620)	$—	$620	$—
Land Development/Condo	1,038	700	(338)	—	350	12
Cabins / Land	410	410	—	—	—	—
Non-Farm/Non-Residential	229	234	5	116	—	121
Land	107	149	42	—	13	55
1-4 Family	85	84	(1)	—	2	1
Business Equipment	26	10	(16)	—	16	—

Total nonaccrual loans	4,649	3,721	(928)	116	1,001	189

Other Real Estate
Land Development	511	511	—	—	—	—
1-4 Family	403	377	(26)	—	25	(1)
Motel/Hotel	337	337	—	—		—
Cabins/Land	260	240	(20)	—		(20)
Non-Farm/Non-Residential	163	142	(21)	—	20	(1)
Downtown Store Frontage / 2 / 1-4 Family	77	77	—	—	—	—

Total other real estate owned	1,751	1,684	(67)	—	45	(22)

Total nonperforming assets	$6,400	$5,405	$(995)	$116	$1,046	$167

The schedule above shows the detail of nonperforming assets categorized by type of loan/collateral. In determining estimated liquidation value, management considered existing appraisals, the date of the appraisals, and current market conditions, along with related selling costs. Personal guarantees are also in place for various nonperforming assets, which will also help mitigate losses.
Following is the allocation of the allowance for loan losses as of September 30, 2008, December 31, 2007 and September 30, 2007 (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Commercial, financial and agricultural loans	$2,974	$3,808	$4,803
One to four family residential real estate loans	53	22	31
Consumer loans	9	20	—
Unallocated and general reserves	349	296	188

Totals	$3,385	$4,146	$5,022

As of September 30, 2008, the allowance for loan losses represented 0.94% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2008	December 31, 2007	September 30, 2007
Balance at beginning of period	$1,226	$26	$26
Other real estate transferred from loans due to foreclosure	2,745	1,218	443
Other real estate sold/written down	(2,220)	(18)	(18)

Balance at end of period	$1,751	$1,226	$451

During the first nine months of 2008, the Corporation received real estate in lieu of loan payments of $2.745 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first nine months of 2008. Total deposits increased by $39.867 million, or 12.43%, in the first nine months of 2008. Core deposits increased from $199.809 million at 2007 year end to $208.940 million, an increase of $9.131 million. Noncore deposits increased by $30.736 million during the first nine months of 2008, largely due to increased liquidity needs. Management continues to monitor existing deposit products in order to stay competitive, as to both terms and pricing. It is the intent of management to be aggressive in our markets to grow core deposits, with an emphasis placed on transactional accounts.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2008	% of Total	2007	% of Total	2007	% of Total
Non-interest-bearing	$34,858	9.66%	$25,557	7.97%	$28,325	8.81%
NOW, money market, checking	80,185	22.23	81,160	25.30	87,262	27.15
Savings	18,957	5.26	12,485	3.89	12,831	3.99
Certificates of Deposit <$100,000	74,940	20.78	80,607	25.12	90,220	28.07

Total core deposits	208,940	57.93	199,809	62.28	218,638	68.02

Certificates of Deposit >$100,000	30,220	8.38	22,355	6.97	24,432	7.61
Brokered CDs	121,534	33.69	98,663	30.75	78,301	24.37

Total non-core deposits	151,754	42.07	121,018	37.72	102,733	31.98

Total deposits	$360,694	100.00%	$320,827	100.00%	$321,371	100.00%

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
Shareholders’ Equity
Total shareholders’ equity increased $2.106 million from December 31, 2007 to September 30, 2008. The increase is comprised of net income of $2.124 million, contributed capital of $63,000 in recognition of stock option expense, a $29,000 increase in the market value of securities and the cost of a one-time odd lot share buyback in the amount of $110,000. The Board of Directors does not anticipate declaring any dividends in the near future.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Summary
The Corporation reported income of $2.124 million for the first nine months of 2008, $.62 per share, compared to net income of $9.636 million, $2.81 per share, in the first nine months of 2007. In the third quarter of 2008, net income was $.216 million, $.06 per share, compared to $8.055 million, $2.35 per share, in the third quarter of 2007.
The Corporation is experiencing net interest margin pressure due to an asset sensitive position, since 65% of its commercial loan portfolio, approximately $188.764 million, reprices with interest rate changes. The Corporation is also reliant on brokered deposits, and rates have not declined in line with asset repricing.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest income before provision for loan losses for the nine months ended September 30, 2008 decreased by $.473 million, or 4.73%, compared to the same period one year ago.
Net interest income declined to $3.371 million in the third quarter of 2008, compared to $3.560 million in the third quarter of 2007. The decrease in net interest income for 2008 was primarily the result of prime rate reductions that have translated into lower yields on the Corporation’s earning assets, specifically variable rate commercial loans and short-term investments which reprice immediately. Offering rates on brokered certificates of deposit are influenced by other factors, such as overall market liquidity. Reliance upon wholesale funding and further rate reductions in the near term will unfavorably impact the net interest margin of the Corporation.
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

	Three Months Ended
								2008-2007
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	Variance	Variance	Variance	Variance
Loans (1,2,3)	$358,844	$340,391	$18,453	6.31%	8.28%	$5,689	$7,107	$(1,418)	$384	$(1,691)	(111)
Taxable securities	24,647	22,979	1,668	4.89	4.54	303	263	40	19	20	1
Nontaxable securities	68	—	68	11.70	—	2	—	2	—	—	2
Federal funds sold	7,944	9,339	(1,395)	2.00	5.14	40	121	(81)	(18)	(74)	11
Other interest-earning assets	4,178	7,838	(3,660)	4.48	4.45	47	88	(41)	(41)	—	—

Total earning assets	395,681	380,547	15,134	6.11	7.90	6,081	7,579	(1,498)	344	(1,745)	(97)

Reserve for loan losses	(3,500)	(4,839)	1,339
Cash and due from banks	7,443	7,110	333
Intangible assets	74	152	(78)
Other assets	24,004	17,135	6,869

Total assets	$423,702	$400,105	$23,597

NOW and money market deposits	$78,645	$83,186	$(4,541)	1.55	3.60	307	755	(448)	(41)	(428)	21
Interest checking	2,087	—	2,087	3.05	—	16	—	16	—	—	16
Savings deposits	17,453	12,900	4,553	1.41	1.54	62	50	12	18	(4)	(2)
CDs <$100,000	76,621	93,223	(16,602)	3.75	4.92	723	1,155	(432)	(205)	(272)	45
CDs >$100,000	29,905	24,590	5,315	3.61	5.15	271	319	(48)	69	(95)	(22)
Brokered deposits	103,012	85,203	17,809	3.59	5.42	930	1,164	(234)	243	(392)	(85)
Borrowings	37,245	38,325	(1,080)	3.73	5.34	349	516	(167)	(15)	(155)	3

Total interest-bearing liabilities	344,968	337,427	7,541	3.07	4.65	2,658	3,959	(1,301)	69	(1,346)	(24)
Demand deposits	33,654	28,191	5,463
Other liabilities	3,983	2,303	1,680
Shareholders’ equity	41,097	32,184	8,913

Total liabilities and shareholders’ equity	$423,702	$400,105	$23,597

Rate spread				3.04%	3.25%

Net interest margin/revenue				3.44%	3.77%	$3,423	$3,620	$(197)	$275	$(399)	$(73)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate.

(3)	Interest income on loans includes loan fees.

	Nine Months Ended
								2008-2007
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2008	2007	(Decrease)	2008	2007	2008	2007	Variance	Variance	Variance	Variance
Loans (1,2)	$359,729	$327,810	$31,919	6.58	8.26%	$17,712	$20,264	$(2,552)	$1,975	$(4,142)	(385)
Taxable securities	24,171	26,111	(1,940)	4.63	4.39	838	857	(19)	(64)	47	(2)
Nontaxable securities	69	—	69	11.62	—	6	—	6	—	—	6
Federal funds sold	5,086	9,183	(4,097)	2.44	5.26	93	361	(268)	(161)	(193)	86
Other interest-earning assets	4,349	6,254	(1,905)	5.07	4.57	165	214	(49)	(65)	23	(7)

Total earning assets	393,404	369,358	24,046	6.39	7.85	18,814	21,696	(2,882)	1,685	(4,265)	(302)

Reserve for loan losses	(3,820)	(4,936)	1,116
Cash and due from banks	6,569	6,315	254
Intangible assets	94	173	(79)
Other assets	23,644	16,687	6,957

Total assets	$419,891	$387,597	$32,294

NOW and money market deposits	$80,274	$75,957	$4,317	1.75	3.53	1,054	2,005	(951)	114	(1,010)	(55)
Interest checking	707	—	707	3.02	—	16	—	16	—	—	16
Savings deposits	14,275	13,155	1,120	1.10	1.61	118	158	(40)	13	(49)	(4)
CDs <$100,000	80,291	93,898	(13,607)	4.22	4.94	2,537	3,467	(930)	(503)	(503)	76
CDs >$100,000	26,622	24,276	2,346	4.00	5.04	798	915	(117)	89	(188)	(18)
Brokered deposits	105,730	83,094	22,636	4.30	5.45	3,401	3,387	14	924	(717)	(193)
Borrowings	39,677	38,637	1,040	4.02	5.31	1,194	1,535	(341)	41	(374)	(8)

Total interest-bearing liabilities	347,576	329,017	18,559	3.50	4.66	9,118	11,467	(2,349)	678	(2,841)	(186)
Demand deposits	28,824	25,144	3,680
Other liabilities	3,159	2,809	350
Shareholders’ equity	40,332	30,627	9,705

Total liabilities and shareholders’ equity	$419,891	$387,597	$32,294

Rate spread				2.89	3.19%

Net interest margin/revenue				3.29	3.70%	$9,696	$10,229	$(533)	$1,007	$(1,424)	$(116)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate.

(3)	Interest income on loans includes loan fees.
The rate reductions on approximately 65% of the Corporation’s loan portfolio repriced with prime rate reductions from 8.25% in September of 2007 to 5.00% in September 2008. The reduced rates of the Corporation’s loan portfolio are reflected in the overall decrease in rates on earning assets from 7.90% in the third quarter of 2007 to 6.11% in the third quarter of 2008. During this period of prime rate reductions, the Corporation reduced bank deposit rates in order to mitigate the impact on earnings. The Corporation is somewhat reliant on wholesale funding sources, specifically brokered deposits. The Corporation had average balances of $103.012 million in the third quarter of 2008 with an average cost of 3.59% compared to $85.203 million at 5.42% in the third quarter of 2007.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
In the nine months ended September 30, 2008, the Corporation had average balances of brokered deposits totaling $105.730 million at a weighted average cost of 4.30% compared to $83.094 million at 5.45% for the same nine month period in 2007.
These deposits have not repriced in line with rate reductions on earning assets, which significantly contributed to the Corporation’s reduced net interest income. The Corporation expects to see less pressure on its interest margin as these wholesale deposits reprice.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the third quarter of 2008, the Corporation recorded a $450,000 provision for loan loss. For the nine months ended September 30, 2008, the provision for loan loss totaled $1.200 million. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Other Income
Other income increased by $2.694 million for the nine months ended September 30, 2008, compared to the nine months ended September 30, 2007. The Corporation recognized a benefit from the settlement of a lawsuit totaling $3.475 million in the first nine months of 2008. Service fees increased $82,000 in the first nine months of 2008, while other noninterest income decreased $.206 million. Revenue due to loans produced and sold in the secondary market amounted to $.113 million compared to $.364 million a year ago. Poor overall market conditions, caused by a declining economy and a housing slump, have limited any ability to expand our revenues from fee income during the first nine months of 2008. We do not expect to generate increased fee income during the later part of 2008 but do anticipate increased fee income in future periods as the housing market improves and home buyers look to more traditional lenders for their borrowing needs. The Corporation recognized a benefit from the settlement of a lawsuit against its former accountants in the first half of 2007, which amounted to $.470 million.
During the third quarter of 2008, the Corporation recognized $.288 million in other income, compared to $.396 million for the third quarter of 2007. Service fees increased for the third quarter of 2008 by $.060 million to $.229 million when compared to $.169 million in the third quarter of 2007.
The following table details noninterest income for the three and nine months ended September 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2008	2007	2008-2007	2008	2007	2008-2007
Service fees	$229	$169	35.5	$597	$515	15.9
Net gains on sale of loans	16	165	(90.3)	113	364	(69.0)
Proceeds from settlement of lawsuit	—	—	N/A	3,475	470	639.4
Other	44	62	(29.0)	96	302	(68.2)

Subtotal	289	396	(27.0)	4,281	1,651	159.3

Net securities gains	(1)	—	N/A	64	—	N/A

Total other income	$288	$396	(27.3)	$4,345	$1,651	163.2

Other Expenses
Other expenses increased $.475 million for the nine months ended September 30, 2008, compared to the same period in 2007. Salaries and employee benefits increased $.310 million during the first nine months of 2008, compared to the first nine months of 2007. The Corporation recorded a $.425 million expense related to a severance

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
payment in the first nine months of 2008. The $72,000 increase in data processing costs is the result of increased deposit balances and activity, along with added data processing services. The $.216 million increase in loan and deposit expense is due in large part to carrying costs associated with nonperforming assets. During the second quarter of 2008, the Corporation settled a long standing derivative shareholder lawsuit. As a part of this settlement, the Corporation received funds amounting to $3.475 million, recorded as other income, and a dismissal of unpaid legal fees, totaling $95,000, related to the defense of prior directors of the Corporation. The reversal of the accrual for these fees contributed to the reduction in professional service fees for the first nine months of 2008, compared to the same period in 2008. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.
Telephone expenses for the three and nine month periods in 2008 are lower than the same periods in 2007, as a result of the installation of a new phone system which reduced long distance service costs. Advertising expenses have decreased in 2008, as the Corporation has initiated cost controls.
The Corporation recognized other expense in the third quarter of 2008 totaling $2.935 million, compared to $3.001 million in the third quarter of 2007. The decrease in noninterest expense between periods was composed primarily of decreases in salary and employee benefits. Early in 2008, the Corporation implemented several cost reduction initiatives in order to mitigate the impact of reduced interest income. Specific initiatives included nonessential staff reductions, decreases in incentive and bonus plan programs and advertising expense. The Corporation expects to realize an annualized benefit from these reductions of approximately $.750 million.
The following table details noninterest expense for the three and nine months ended September 30, 2008 and September 30, 2007 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2008	2007	2007-2006%	2008	2007	2007-2006%
Salaries and employee benefits	$1,534	$1,695	(9.5)	$5,416	$5,106	6.1
Occupancy	336	322	4.3	1,039	983	5.7
Furniture and equipment	202	178	13.5	570	501	13.8
Data processing	212	196	8.2	649	577	12.5
Professional service fees	120	78	53.8	352	403	(12.7)
Loan and deposit	176	63	179.4	430	214	100.9
Telephone	41	68	(39.7)	125	185	(32.4)
Advertising	93	97	(4.1)	213	280	(23.9)
Other	221	304	(27.3)	803	873	(8.0)

Total other expense	$2,935	$3,001	(2.2)	$9,597	$9,122	5.2

Federal Income Taxes
Current Federal Tax Provision
The Corporation recorded a current period federal tax provision of $958,000 in the first nine months of 2008, compared to a $7.500 million negative provision in the same period a year earlier, in recognition of a federal deferred tax benefit, which is discussed further below.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Corporation recognized a portion of this benefit, $500,000, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2008, the Corporation had an NOL carryforward of approximately $34.1 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
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
During the first nine months of 2008, the Corporation increased cash and cash equivalents by $6.277 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities, a net increase in loans of $11.144 million and a “net” increase in securities available for sale of $21.157 million. The net increases in assets were offset by a similar increase in deposit liabilities of $39.867 million. This increase in deposits was composed of an increase in brokered deposits of $30.736 million combined with an increase in bank deposits of $9.131 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
During the third quarter of 2008, management increased the Bank’s investment portfolio by approximately $20 million. The Bank’s investment portfolio, most of which are guaranteed by the U.S. government, provide added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets. As of September 30, 2008, $23.505 million of the Bank’s investment portfolio is unpledged, which makes them readily available for sale to address any short term liquidity needs.
It is anticipated that during the remainder of 2008, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. The Corporation has a $6 million correspondent bank line of credit available for short-term liquidity. This line of credit has no outstanding balance as of September 30, 2008. The Corporation is currently exploring alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At September 30, 2008, the Bank’s core deposits in relation to total funding were 52.64% compared to 61.13% at September 30, 2007. These ratios indicated at September 30, 2008, that the Bank has decreased its reliance on non-core deposits and

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
borrowings to fund the Bank’s long-term assets, namely loans and investments. Management believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of September 30, 2008, the Bank had $13.375 million of unsecured lines available and another $10.250 million available if secured. Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
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
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2008, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first nine months of 2008, total capitalization increased by $2.106 million primarily from an increase in retained earnings from net income earned in the period.
On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 (“EESA”), which provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. One of the provisions resulting from the EESA is the Treasury Capital Purchase Program (“CPP”), which provides direct equity investment of perpetual preferred stock by the Treasury in qualified financial institutions. The program is voluntary and requires an institution to comply with a number of restrictions and provisions including limits on executive compensation, stock redemptions and declaration of dividends. Applications must be submitted by November 14, 2008, and are subject to approval by the Treasury. The CPP provides for a minimum of 1% of risk weighted assets, with a maximum investment equal to the lesser of 3% of total risk weighted assets or $25 billion. The perpetual preferred stock investment will have a dividend rate of 5% per year, until the fifth anniversary of the Treasury investments, and a dividend of 9% thereafter. The CPP also requires the Treasury to receive warrants for common stock equal to 15% of the capital invested by the Treasury.
The Corporation has applied for $11.0 million in capital under this program. This application is subject to approval by the U.S. Department of the Treasury.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2008	2007	2007
Capital Structure
Shareholders’ equity	$41,427	$39,321	$38,697

Total capitalization	$41,427	$39,321	$38,697

Tangible capital	$41,362	$39,197	$38,554

Intangible Assets
Core deposit premium	$65	$124	$143
Other identifiable intangibles	—	—	—

Total intangibles	$65	$124	$143

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$41,427	$39,321	$38,697
Net unrealized (gains) losses on available for sale securities	(89)	(60)	6
Less: intangibles	(65)	(124)	(143)
Less: disallowed deferred tax asset	(6,600)	(6,990)	(7,000)

Total Tier 1 capital	$34,673	$32,147	$31,560

Tier 2 Capital:
Allowable reserve for loan losses	$3,385	$4,146	$4,379
Qualifying long-term debt	—	—	—

Total Tier 2 capital	3,385	4,146	4,379

Total capital	$38,058	$36,293	$35,939

Risk-adjusted assets	$369,011	$358,410	$349,678

Capital ratios:
Tier 1 Capital to average assets	8.31%	8.05%	8.03
Tier 1 Capital to risk weighted assets	9.40%	8.97%	9.03
Total Capital to risk weighted assets	10.31%	10.13%	10.28
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2008	9.40%	9.38%	8.31%	9.40%	10.31%
September 30, 2007	9.65%	9.61%	8.03%	9.03%	10.28%

The Bank:
September 30, 2008	9.31%	9.30%	8.26%	9.32%	10.22%
September 30, 2007	10.05%	10.02%	8.46%	9.51%	10.76%

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
The Corporation also has $42.781 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following are the Corporation’s repricing opportunities at September 30, 2008 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$253,043	$9,431	$28,639	$70,408	$361,521
Securities	—	5	30,809	11,967	42,781
Other (1)	4,804	—	—	3,794	8,598

Total interest-earning assets	257,847	9,436	59,448	86,169	412,900

Interest-bearing obligations:
NOW, money markets, savings and interest checking	99,142	—	—	—	99,142
Time deposits	31,939	59,150	13,218	853	105,160
Brokered deposits	66,823	54,711	—	—	121,534
Borrowings	20,000	—	15,000	1,210	36,210

Total interest-bearing obligations	217,904	113,861	28,218	2,063	362,046

Gap	$39,943	$(104,425)	$31,230	$84,106	$50,854

Cumulative gap	$39,943	$(64,482)	$(33,252)	$50,854

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at September 30, 2008, the Corporation had a cumulative liability sensitivity gap position of $64.482 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates increase in the next twelve months, the Corporation has the potential to earn less net interest income. Conversely, if market interest rates decrease in the next twelve months, the above GAP position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
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

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of September 30, 2008, the Corporation had excess Canadian assets of $.161 million (or $.154 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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

MACKINAC FINANCIAL CORPORATION
ITEM 4 CONTROLS AND PROCEDURES
An evaluation was performed under the supervision of and with the participation of the Corporation’s management, including the Chairman and Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures (as such term is defined in Rules 13-a 15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. Based on that evaluation, the Corporation’s management, including the Chairman and Chief Executive Officer, have concluded that, as of the end of such period, the Corporation’s disclosure controls and procedures were effective in timely alerting them to material information relating to the Corporation (including its consolidated subsidiaries) required to be disclosed by the Corporation in the reports that it files or submits under the Exchange Act.
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION

(Registrant)

Date: November 14, 2008	By:	/s/ Paul D. Tobias

PAUL D. TOBIAS, CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger

ERNIE R. KRUEGER, EVP/CHIEF FINANCIAL OFFICER (principal accounting officer)