Form 10-K
period 2008-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2009-03-31
CIK 36506

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes   ☐      No   ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $7.00 as of June 30, 2008, was $10.6 million. As of March 30, 2009, there were outstanding, 3,419,736 shares of the Corporation’s Common Stock (no par value).
Documents Incorporated by Reference:
Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2008, are incorporated by reference into Parts I and II of this Report.
Portions of the Corporation’s Proxy Statement for the 2009 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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
HISTORY
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
RECAPITALIZATION — RECENT HISTORY
In December of 2004, the Corporation was recapitalized with the net proceeds, approximately $26.2 million, from the issuance of $30 million of common stock in a private placement. Commensurate with this recapitalization, the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation with the Bank adopting the “mBank” identity early in 2005.
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
Employees
As of December 31, 2008, the Corporation and its subsidiaries employed, in the aggregate, 104 employees equating to 100 full-time equivalents. The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation. Management believes its relationship with its employees to be good.
Business
The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry. This concentration represented $41.299 million or 13.95% of the commercial loan portfolio at December 31, 2008. The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank’s market areas is affected by summer and winter tourism activities.
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
The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured lines totaled $13.375 million at December 31, 2008, with an additional $10.185 million available if collateralized.
As of December 31, 2008, the Bank had no material risks relative to foreign sources. See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2008 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.
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
Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
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
The USA PATRIOT Act
In 2001, Congress enacted the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”). The USA PATRIOT Act is designed to deny terrorists and criminals the ability to obtain access to the United States financial system, and has significant implications for depository institutions, brokers, dealers and other businesses involved in the transfer of money. The USA PATRIOT Act mandates financial services companies to implement additional policies and procedures with respect to, or additional measures designed to address, any or all of the following matters, among others: money laundering, terrorist financing, identifying and reporting suspicious activities and currency transactions, and currency crimes.
Sarbanes-Oxley Act
On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This legislation addresses accounting oversight and corporate governance matters, including:
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
Extraordinary Government Programs
Troubled Asset Relief Program. On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (“EESA”) was enacted, which, among other things, provided the United States Department of the Treasury (“Treasury”) access to up to $700 billion to stabilize the U.S. banking system. On October 14, 2008, Treasury announced its intention to inject capital into nine large U.S. financial institutions under the Capital Purchase Program (the “CPP”) as part of the Troubled Asset Relief Program (“TARP”) implementing the EESA, and since has injected capital into many other financial institutions.
Mackinac Financial Corporation filed an application with the Federal Deposit Insurance Corporation (“FDIC”) on November 4, 2008, for participation in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program (“TARP”). The FDIC responded and recommended approval for our participation and forwarded our application to the Department of the Treasury (“Treasury”). We received preliminary approval from the Treasury on January 30, 2009 for our maximum requested participation amount of $11,000,000.
Under the CPP, the Corporation will issue previously authorized preferred stock with a 5% annual dividend rate to the Treasury. The Corporation will also, as a required part of this transaction, issue 379,093 common stock warrants with an exercise price of $4.35 per share. The preferred stock and common stock warrants will be issued on the expected closing date in May, 2009.
The Corporation intends to utilize the proceeds, $11,000,000, to support future growth of the Corporation by generating new loan growth through its principal subsidiary, mBank. Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.

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
Selected Statistical Information
I. Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential
The key components of net interest income, the daily average balance sheet for each year — including the components of earning assets and supporting obligations — the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.

II. Investment Portfolio
     A. Investment Portfolio Composition
The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2008	2007	2006
U.S. Agencies — MBS	$46,941	$20,969	$32,176
State and political subdivisions	549	628	593

TOTAL	$47,490	$21,597	$32,769

     B. Relative Maturities and Weighted Average Interest Rates
The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2008 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	year or less	five years	ten years	10 years	TOTAL	Yield (1)
U.S. Agencies — MBS	$—	$—	$—	$46,942	$46,942	3.69%
State and political subdivisions	5	26	517	—	548	7.96%

TOTAL	$5	$26	$517	$46,942	$47,490

Weighted average yield (1)	7.00%	7.00%	8.40%	3.69%	3.74%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.
III. Loan Portfolio
     A. Type of Loans
The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Commercial real estate	$185,241	$171,695	$154,332	$118,637	$105,619
Commercial, financial and agricultural	79,734	78,192	71,385	56,686	47,446
One-to-four family residential real estate	65,595	57,613	58,014	44,660	45,292
Construction	35,965	44,042	36,009	17,503	3,096
Consumer	3,745	3,537	2,841	2,285	2,379

TOTAL	$370,280	$355,079	$322,581	$239,771	$203,832

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2008, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total
In one year or less:
Variable interest rates	$38,445	$35,609	$6,726	$688	$18,104	$99,572
Fixed interest rates	15,937	16,779	3,247	611	3,151	39,725

After one year but within five years:
Variable interest rates	66,833	9,455	4,115	173	7,214	87,790
Fixed interest rates	43,878	12,725	8,201	2,170	2,127	69,101

After five years:
Variable interest rates	17,049	2,258	37,535	—	4,993	61,835
Fixed interest rates	3,099	2,908	5,771	103	376	12,257

TOTAL	$185,241	$79,734	$65,595	$3,745	$35,965	$370,280

     C. Risk Elements
The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Nonaccrual loans	$4,887	$3,298	$2,899	$15	$4,307

Interest income that would have been recorded for nonaccrual loans under original terms	377	391	114	134	803

Interest income recorded during period for nonaccrual loans	60	129	7	78	1,053

Accruing loans past due 90 days or more	—	710	40	99	—

Restructured loans not included above	—	—	—	—	—
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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2008	2007	2006	2005	2004
Balance of allowance for loan losses at beginning of period	$4,146	$5,006	$6,108	$6,966	$22,005

Loans charged off:
Commercial, financial, and agricultural	2,062	1,148	199	448	10,187
Real estate — construction	—	—	—	—	—
Real estate — mortgage	157	89	88	493	3,118
Consumer	71	73	45	51	2,453

Total loans charged off	2,290	1,310	332	992	15,758

Recoveries of loans previously charged off:
Commerical, financial, and agricultural	114	15	53	102	312
Real estate — construction	—	—	—	—	—
Real estate — mortgage	—	—	13	23	148
Consumer	7	35	25	9	259

Total recoveries	121	50	91	134	719

Net loans charged off	2,169	1,260	241	858	15,039
Provisions charged to expense	2,300	400	(861)	—	—

Balance at end of period	$4,277	$4,146	$5,006	$6,108	$6,966

Average loans outstanding	361,324	333,415	278,953	207,928	244,730

Ratio of net charge-offs during period to average loans outstanding	.60%	.38%	.08%	.41%	6.15%

     B. Allocation of Allowance for Loan Losses
The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2008		2007		2006		2005		2004
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural	$3,819	89.29%	$3,808	91.85%	$3,600	71.91%	$1,492	24.42%	$1,419	20.40%

Real estate — construction	—		—	—	—	—	—	—	—	—

1-4 family residential real estate	27	.63	22	.53%	23	.46%	17	.28%	97	1.40%

Consumer	40	.94	20	.48%	—	—	—	—	—	—

Specific reserve on loans sold subsequent to year end	—	—	—	—	—	—	—	—	—	—

Unallocated and general reserves	391	9.14%	296	7.14%	1,383	27.63%	4,599	75.30%	5,450	78.20%

TOTAL	$4,277	100.00%	$4,146	100.00%	$5,006	100.00%	$6,108	100.0%	$6,966	100.0%

V. Deposits
Deposit information is contained in Note 8 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
VI. Return on Equity and Assets
Selected financial data of the Corporation is contained in the Corporation’s 2008 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.
See Item 6 of this Form 10-K, “Selected Financial Data”
VII. Financial Instruments with Off-Balance Sheet Risk
Information relative to commitments, contingencies, and credit risk are discussed in Note 18 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2008 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES
The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.
Information regarding specific branch locations is contained in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 13 branch locations, 11 are owned and 2 are leased.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 18 of the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position
Paul D. Tobias	58	Chairman and Chief Executive Officer

Kelly W. George	41	President

Ernie R. Krueger	59	Executive Vice President/Chief Financial Officer
Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement to its 2009 Annual Meeting of Shareholders under the caption “Information about Directors and Executive Officers.”
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY
Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2008 Annual Report to Shareholders, and is incorporated herein by reference.
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

The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. The Bank currently has a negative retained earnings position which precludes payment of dividends. The Bank, in order to pay dividends, would need to seek regulatory approval for the restatement of its equity to eliminate the negative retained earnings position. There were no dividends declared or paid in 2006, 2007 and 2008. There were no sales of unregistered securities in 2008, nor were there any repurchases of the Corporation’s common stock in the fourth quarter of 2008.
Additional information regarding the Corporation’s common stock is contained in the Corporation’s 2008 Annual Report under the Caption “Market Information.”
Information regarding securities authorized for issuance under equity compensation plans may be found under Item 12 of this report.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data of the Corporation is contained in the Corporation’s 2008 Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2008 Annual Report to Shareholders
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2008 Annual Report to Shareholders
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2008, 2007, and 2006, in the Corporation’s 2008 Annual Report to Shareholders.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
There has been no change in the Corporation’s independent public accountants since 2002. The change was reported on Form 8-Ks filed during 2002.

ITEM 9A. CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
As of the end of the period covered by this report, management of the company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective, in ensuring the information relating to the Corporation (and its consolidated subsidiaries) required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control Over Financial Reporting
Mackinac Financial Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this annual report. The consolidated financial statements and notes included in this annual report have been prepared in conformity with generally accepted accounting principles in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.
We, as management of Mackinac Financial Corporation, are responsible for establishing and maintaining effective internal control over financial reporting that is designed to produce reliable financial statements in conformity with generally accepted accounting principles in the United States. The system of internal control over financial reporting as it relates to the financial statements is evaluated for effectiveness by management and tested for reliability through a program of internal audits. Actions are taken to correct potential deficiencies as they are identified. Any system of internal control, no matter how well designed, has inherent limitations, including the possibility that a control can be circumvented or overridden and misstatements due to error or fraud may occur and not be detected. Also, because of changes in conditions, internal control effectiveness may vary over time. Accordingly, even an effective system of internal control will provide only reasonable assurance with respect to financial statement preparation.
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2008, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2008, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”
This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Corporation to provide only management’s report in this annual report.

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias	Ernie R. Krueger
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer

Manistique, Michigan
March 31, 2009

PART III
ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE CORPORATION
The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 27, 2009, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to compensation of the Corporation’s executive officers and directors is contained under the captions “Remuneration of Directors” and “Executive Compensation,” in the Corporation’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management is contained under the caption “Beneficial Ownership of Common Stock” in the Corporation’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
The following table provides information as of December 31, 2008, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

Number of securities
remaining available
		Weighted average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	446,237	$12.14	18,488

Equity compensation plans not approved by security holders	—	—	—

Total	446,237	$12.14	18,488

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions is contained under the caption “Indebtedness of and Transactions with Management” in the Corporation’s Proxy Statement and is incorporated herein by reference.
Additional information is contained under the caption, “Information about Directors and Executive Officers” within the Corporation’s Proxy Statement for its 2009 Annual Meeting of Shareholders.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Corporation’s Proxy Statement for its 2009 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(commission file number for all incorporated documents: 0-20167)
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference)
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2008, and 2007

(iii)	Consolidated Statements of Operations for the years ended December 31, 2008, 2007, and 2006

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2008, 2007, and 2006

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007, and 2006

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document

3.1*	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)

3.2(a)*	Amended and Restated Bylaws as revised June 27, 2001

3.2(b)*	Amendment to the Amended and Restated Bylaws adopted August 9, 2004

3.2(c)*	Second Amendment to the Amended and Restated Bylaws adopted December 2007

4.1	Rights Agreement dated as of June 21, 2000 between the Corporation and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Corporation’s Form 8-K filed July 31, 2000)

4.2	Amendment to Rights Agreement dated August 9, 2004 (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004)

4.3	Amendment No. 2 to Rights Agreement dated December 2004 ( incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004)

10.1	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006**

10.2	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006**

10.3	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006**

10.4	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006**

Exhibit
Number	Document

10.5	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006**

10.6	Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006**

10.7	Form of Stock Option Agreement for Paul D. Tobias and the Corporation (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004)**

10.8	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004)

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004)

10.10	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s nonemployee directors (incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

10.11	North Country Financial Corporation Stock Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000**

10.12	North Country Financial Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000)**

10.13	North Country Financial Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999)**

10.14	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007)**

10.15	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007)**

Exhibit
Number	Document

10.16	Stock Option Agreement dated December 15, 2006, between the Corporation and L. Brooks Patterson (incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed March 30,2007)**

10.17	Stock Option Agreement dated December 15, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.31 of the Corporation’s Form 10-K filed March 30, 2007)**

10.18	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-K filed March 30, 2007)**

10.19	Separation Agreement dated June 19, 2008, between the Corporation and Eliot Stark (incorporated by reference to Exhibit 5.1 to the Corporation’s Form 8-K filed July 3, 2008)**

11	(not applicable)

12	(not applicable)

13	2008 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

14	(not applicable)

16	(not applicable)

18	(not applicable)

21	Subsidiaries of the Corporation

22	(not applicable)

23.1	Consent of Independent Public Accountants — Plante & Moran, PLLC

24	(not applicable)

31	Rule 13(a) — 14(a) Certifications

32.1	Section 1350 Chief Executive Officer Certification

Exhibit
Number	Document

32.2	Section 1350 Chief Financial Officer Certification

33	(not applicable)

34	(not applicable)

35	(not applicable)

99	(not applicable)

100	(not applicable)

*	filed herewith

**	management compensatory plan, contract, or arrangement

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2009.
MACKINAC FINANCIAL CORPORATION
/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2009, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger

Paul D. Tobias — Chairman,	Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea

Walter J. Aspatore — Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley

Robert E. Mahaney — Director	Robert H. Orley — Director
Officer

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson

Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke

Kelly W. George — President & Director	Randolph C. Paschke — Director