Form 10-Q
period 2009-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2009-05-14
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
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
Yes ☑                No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐                No ☐
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
Yes ☐                 No ☑
As of March 31, 2009, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

MACKINAC FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$21,394	$10,112	$6,849
Federal funds sold	—	—	1,568

Cash and cash equivalents	21,394	10,112	8,417

Interest-bearing deposits in other financial institutions	569	582	382
Securities available for sale	51,071	47,490	24,581
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	295,595	296,088	291,980
Mortgage	71,554	70,447	64,624
Installment	3,627	3,745	3,452

Total Loans	370,776	370,280	360,056
Allowance for loan losses	(4,793)	(4,277)	(3,924)

Net loans	365,983	366,003	356,132

Premises and equipment	11,134	11,189	11,511
Other real estate held for sale	2,199	2,189	1,137
Other assets	10,231	10,072	11,221

TOTAL ASSETS	$466,375	$451,431	$417,175

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing deposits	$31,541	$30,099	$26,876
NOW, money market, checking	75,026	70,584	81,952
Savings	19,585	20,730	11,530
CDs<$100,000	70,708	73,752	83,087
CDs>$100,000	26,886	25,044	22,010
Brokered	162,011	150,888	100,592

Total deposits	385,757	371,097	326,047

Borrowings:
Federal funds purchased	—	—	10,410
Short-term	—	—	2,159
Long-term	36,210	36,210	36,280

Total borrowings	36,210	36,210	48,849
Other liabilities	2,544	2,572	2,646

Total liabilities	424,511	409,879	377,542

SHAREHOLDERS’ EQUITY:
Preferred stock — No par value:
Authorized 500,000 shares, no shares outstanding
Common stock and additional paid in capital — No par value Authorized - 18,000,000 shares Issued and outstanding — 3,419,736; 3,419,736, and 3,428,695 respectively	42,833	42,815	42,862
Accumulated deficit	(1,618)	(1,708)	(3,441)
Accumulated other comprehensive income	649	445	212

Total shareholders’ equity	41,864	41,552	39,633

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$466,375	$451,431	$417,175

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,002	$6,100
Tax-exempt	90	108
Interest on securities:
Taxable	459	266
Tax-exempt	1	1
Other interest income	2	89

Total interest income	5,554	6,564

INTEREST EXPENSE:
Deposits	1,778	3,065
Borrowings	281	454

Total interest expense	2,059	3,519

Net interest income	3,495	3,045
Provision for loan losses	550	—

Net interest income after provision for loan losses	2,945	3,045

NONINTEREST INCOME:
Service fees	243	174
Net security gains	—	65
Net gains on sale of secondary market loans	58	48
Other	90	23

Total noninterest income	391	310

NONINTEREST EXPENSE:
Salaries and employee benefits	1,597	1,807
Occupancy	378	355
Furniture and equipment	189	178
Data processing	220	221
Professional service fees	153	153
Loan and deposit	136	101
FDIC insurance assessment	125	9
Telephone	43	45
Advertising	78	60
Other	320	262

Total noninterest expense	3,239	3,191

Income before provision for income taxes	97	164
Provision for income taxes	7	25

NET INCOME	$90	$139

INCOME PER COMMON SHARE:
Basic	$.03	$.04

Diluted	$.03	$.04

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Balance, beginning of period	$41,552	$39,321

Net income for period	90	139
Stock option compensation	18	21
Net unrealized gain on securities available for sale	204	152

Total comprehensive income	312	312

Balance, end of period	$41,864	$39,633

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2009	2008
Cash Flows from Operating Activities:
Net income	$90	$139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	448	273
Provision for loan losses	550	—
Provision for (benefit of) deferred taxes	7	25
(Gain) on sales/calls of securities available for sale	—	(65)
(Gain) loss on sale of premises, equipment other real estate	1	(6)
Writedown of other real estate	—	72
Stock option compensation	18	21
Change in other assets	(292)	173
Change in other liabilities	(28)	(136)

Net cash provided by operating activities	794	496

Cash Flows from Investing Activities:
Net (increase) in loans	(541)	(5,214)
Net decrease in interest-bearing deposits in other financial institutions	13	1,428
Purchase of securities available for sale	(4,683)	(25,429)
Proceeds from sales, maturities or calls of securities available for sale	1,253	22,761
Capital expenditures	(251)	(145)
Proceeds from sale of premises, equipment, and other real estate	37	38

Net cash (used in) investing activities	(4,172)	(6,561)

Cash Flows from Financing Activities:
Net increase in deposits	14,660	5,220
Net increase in federal funds purchased	—	2,700
Net increase in line of credit	—	200

Net cash provided by financing activities	14,660	8,120

Net increase in cash and cash equivalents	11,282	2,055
Cash and cash equivalents at beginning of period	10,112	6,362

Cash and cash equivalents at end of period	$21,394	$8,417

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,143	$2,073
Income taxes	30	15

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	485	57
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.

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

The Corporation adopted SFAS No. 123 (Revised) “Share Based Payments” in the first quarter of 2006. This Statement supersedes APB Opinion No. 25 “Accounting for Stock Issued to Employees” and its related implementation guidance. Under Opinion No. 25, issuing stock options to employees generally resulted in recognition of no compensation cost. This adoption resulted in the recognition of before tax compensation expense in the amount of $18,000 for the three months ended March 31, 2009 and $21,000 for the same period in 2008. The expense recorded recognizes the current period vesting of options outstanding. The per share impact of this accounting change was $.01 in the first quarter of 2009 and 2008.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:

FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 are effective for the Corporation’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions of FSP FAS 157-4 may have on the Corporation’s statements of income and condition.

FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 are effective for the Corporation’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amends only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 is not expected to affect the Corporation’s statements of income and condition.

FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentations and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 are effective for the Corporation’s interim period ending on June 30, 2009. Management is currently evaluating the effect that the provisions FSP FAS 115-2 and FAS 124-2 may have on the Corporation’s statements of income and condition.

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding. Additional shares issued as a result of option exercises would not be dilutive in either three month period.

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2009 and 2008 (dollars in thousands, except per share data):

Three Months Ended		Weighted Average	Income
March 31,	Net Income	Number of Shares	Per Share
2009
Income per share — Basic and diluted	$90	3,419,736	$.03

2008
Income per share — Basic and diluted	$139	3,428,695	$.04

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2009, December 31, 2008, and March 31, 2008 are as follows (dollars in thousands):

	March 31, 2009		December 31, 2008		March 31, 2008
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies — MBS	$44,904	$45,915	$46,316	$46,941	$23,704	$23,933
Asset backed-government guaranteed	4,684	4,610	—	—	—	—
Obligations of states and political subdivisions	498	546	498	549	555	648

Total securities available for sale	$50,086	$51,071	$46,814	$47,490	$24,259	$24,581

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $19.057 million and $19.533 million respectively at March 31, 2009.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at March 31, 2009, December 31, 2008, and March 31, 2008 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Commercial real estate	$191,721	$185,241	$185,514
Commercial, financial and agricultural	77,216	79,734	78,913
One to four family residential real estate	65,792	65,595	59,532
Construction:
Commercial	26,658	31,113	27,553
Consumer	5,762	4,852	5,092
Consumer	3,627	3,745	3,452

Total loans	$370,776	$370,280	$360,056

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the three months ended March 31, 2009, the year ended December 31, 2008, and the three months ended March 31, 2008 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Balance at beginning of period	$4,277	$4,146	$4,146
Recoveries on loans	39	121	4
Loans charged off	(73)	(2,290)	(226)
Provision for loan losses	550	2,300	—

Balance at end of period	$4,793	$4,277	$3,924

In the first quarter of 2009, net charge-off activity was $34,000, or .01% of average loans outstanding compared to net charge-offs of $222,000, or .06% of average loans, in the first quarter of 2008. In the first quarter of 2009, the Corporation recorded a provision for loan loss in the amount of $.550 million, which is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded and that which would have been recorded had nonaccrual and renegotiated loans been current or not troubled was not material to the consolidated financial statements for the three months ended March 31, 2009 and 2008.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Information regarding impaired loans as of March 31, 2009, December 31, 2008, and March 31, 2008 is as follows (dollars in thousands):

				Valuation Reserve
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2009	2008	2008	2009	2008	2008
Balances, at period end
Impaired loans with specific valuation reserve	$11,065	$3,730	$3,277	$2,162	$994	$1,139
Impaired loans with no specific valuation reserve	1,396	1,157	104	—	—	—

Total impaired loans	$12,461	$4,887	$3,381	$2,162	$994	$1,139

Impaired loans on nonaccrual basis	$12,461	$4,887	$3,381	$2,162	$994	$1,139
Impaired loans on accrual basis	—	—	—	—	—	—

Total impaired loans	$12,461	$4,887	$3,381	$2,162	$994	$1,139

Average investment in impaired loans	$8,323	$4,834	$3,915
Interest income recognized during impairment	6	60	22
Interest income that would have been recognized on an accrual basis	153	377	94
Cash-basis interest income recognized	6	60	22
The average investment in impaired loans was approximately $8.323 million for the three-months ended March 31, 2009, $4.834 million for the year ended December 31, 2008, and $3.915 million for the three months ended March 31, 2008, respectively. Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Loans outstanding, beginning of period	$6,516	$1,720	$1,720
New loans	—	372	—
Net activity on revolving lines of credit	356	2,378	—
Repayment	(104)	(687)	(14)
Change in related party interest	—	2,733	2,733

Loans outstanding, end of period	$6,768	$6,516	$4,439

There were no loans to related parties classified substandard at March 31, 2009, December 31, 2008, and March 31, 2008 respectively. In addition to the outstanding balances above, there were unused commitments of $.197 million to related parties at March 31, 2009.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	SHORT-TERM BORROWINGS

Short-term borrowings consist of the following at March 31, 2009, December 31, 2008, and March 31, 2008 (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Fed funds purchased	$—	$—	$10,410

Advance outstanding on line of credit with a correspondent bank, interest payable at the prime rate 3.25% as of March 31, 2009, matured November 30, 2008.	—	—	2,159

	$—	$—	$12,569

7.	LONG-TERM BORROWINGS

Long-term borrowings consist of the following at March 31, 2009, December 31, 2008 and March 31, 2008 (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in 2010	$15,000	$15,000	$15,000

Federal Home Loan Bank variable rate advances at rates ranging from 1.25% to 1.37% maturing in 2011	20,000	20,000	20,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,210	1,210	1,280

	$36,210	$36,210	$36,280

The Federal Home Loan Bank borrowings are collateralized at March 31, 2009 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $25.782 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $18.870 million and $19.107 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2009.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.317 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending; an assignment of a demand deposit account in the amount of $.996 million and guaranteed by the Corporation.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	STOCK OPTION PLANS

A summary of stock option transactions for the three months ended March 31, 2009 and 2008 and the year ended December 31, 2008, is as follows:

	March 31,	December 31,	March 31,
	2009	2008	2008
Outstanding shares, at beginning of period	446,237	446,417	446,417
Granted during the period	—	—	—
Expired/forfeited during the period	(35,000)	(180)	—

Outstanding shares at end of period	411,237	446,237	446,417

Weighted average exercise price per share at end of period	$12.20	$12.14	$12.29

Shares available for grant, at end of period	24,780	18,488	18,488

There were no options granted or exercised in the first quarter of 2009 or 2008.

Following is a summary of the options outstanding and exercisable at March 31, 2009:

			Weighted
			Average	Weighted
			Remaining	Average
Exercise	Number of Shares		Contractual	Exercise
Price Range	Outstanding	Exercisable	Life-Years	Price
$9.16	12,500	5,000	6.7	$9.16
$9.75	257,152	120,861	5.7	9.75
$10.65	57,500	11,500	7.7	10.65
$11.50	40,000	8,000	6.5	11.50
$12.00	40,000	8,000	6.2	12.00
$156.00 - $240.00	3,545	3,545	2.0	186.75
$300.00 - $400.00	540	540	.7	333.33

	411,237	157,446	6.1	$12.20

9.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2009, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized. The Corporation, as of March 31, 2009 had a net operating loss and tax credit carryforwards for tax purposes of approximately $32.1 million, and $2.1 million, respectively.

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

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2009, and the valuation techniques used by the Corporation to determine those fair values.

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

Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis at March 31, 2009

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Investment securities — available for sale	$51,003	$68	$—	$51,071
Liabilities
None
The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2008 or March 31, 2009.

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
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	the Period Ended
	March 31, 2009	(Level 1)	(Level 2)	(Level 3)	March 31, 2009
Assets
Impaired loans accounted for under FAS 114	$—	$—	$—	$1,789	$37

$37

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

	March 31,	December 31,	March 31,
	2009	2008	2008
Commitments to extend credit:
Variable rate	$34,801	$40,036	$40,993
Fixed rate	9,059	4,487	10,773
Standby letters of credit — Variable rate	1,589	1,838	6,089
Credit card commitments — Fixed rate	2,477	2,438	2,463

	$47,926	$48,799	$60,318

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at March 31, 2009 represents $40.457 million, or 13.69%, compared to $43.167 million, or 14.78%, of the commercial loan portfolio on March 31, 2008. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

12.	SUBSEQUENT EVENTS — TARP

Participation in the TARP Capital Purchase Program

As previously announced, on April 24, 2009, the Corporation entered into and closed a Letter Agreement, including the Securities Purchase Agreement-Standard Terms (collectively, the “Securities Purchase Agreement”), related to the CPP. Pursuant to the Securities Purchase Agreement, the Corporation issued and sold to the Treasury (i) 11,000 shares of the Corporation’s Series A Preferred Shares, and (ii) the Warrant to purchase 379,310 shares of the Corporation’s Common Shares, at an exercise price of $4.35 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $11,000,000 in cash. The Warrant has a ten-year term.

As a result of the CPP transaction, the Corporation is required to take certain actions, for so long as the Treasury holds any securities acquired from the Corporation pursuant to the CPP (excluding any period in which the Treasury holds only the Warrant to purchase Common Shares of the Corporation) (the “CPP Period”), to ensure that its executive compensation and benefit plans with respect to Senior Executive Officers (as defined in the relevant agreements) comply with Section 111(b) of Emergency Economic Stabilization Act of 2008 (“EESA”), as implemented by any guidance or regulations issued under Section 111(b) of EESA, and not adopt any benefit plans with respect to, or which cover, the Corporation’s Senior Executive Officers that do not comply with EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was passed

14.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	SUBSEQUENT EVENTS — TARP (Continued)

by Congress and signed by the President on February 17, 2009. The applicable executive compensation standards generally remain in effect during the CPP Period and apply to the Corporation’s Senior Executive Officers (which for purposes of the ARRA and the CPP agreements, includes the Corporation’s Chief Executive Officer, its Chief Financial Officer, and the next three most highly-compensated executive officers, even though the Corporation’s senior executive officers consist of a smaller group of executives for purposes of the other compensation disclosures in this proxy statement).

The Corporation has the right to redeem the Series A Preferred Shares at any time after consulting with its primary regulator, in which case the executive compensation standards would no longer apply to the Corporation.

This capital will be used to increase the strong capital position of the Bank. The Bank will use the capital to grow loans. In addition, the capital will allow the Corporation to consider acquisitions of deposit franchisees that would enhance our funding mix.

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

16.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2008. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.
FINANCIAL OVERVIEW
Consolidated net income for the first quarter of 2009 was $.090 million or $.03 per share compared to net income of $.139 million, or $.04 per share for the first quarter of 2008. Weighted average shares outstanding amounted to 3,419,736 in the first quarter of 2009 and 3,428,695 in the first quarter of 2008.
Total assets of the Corporation at March 31, 2009 were $466.375 million, up 11.79% from the $417.175 million in total assets reported at March 31, 2008. First quarter-end total assets were up 3.31% from the $451.431 million of total assets at year-end 2008.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $11.282 million in the first quarter of 2009. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale increased $3.581 million, or 7.54%, from December 31, 2008, to March 31, 2009 with the balance on March 31, 2009 totaling $51.071 million. The increase during the first quarter was in conjunction with liquidity objectives of the Corporation’s asset liability management. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2009, investment securities with an estimated fair value of $19.533 million were pledged.
Loans
Through the first quarter of 2009, loan balances increased by $.496 million, or .13% from December 31, 2008 balances of $370.280 million. During the first quarter, the Bank had new loan production of $9.390 million, however experienced paydowns and external loan refinancings which reduced existing portfolio loan balances by approximately $14.425 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at March 31, 2009, December 31, 2008, and March 31, 2008 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2009	Total	2008	Total	2008	Total
Commercial real estate	$191,721	51.71%	$185,241	50.03%	$185,514	51.52%
Commercial, financial, and agricultural	77,216	20.83	79,734	21.53	78,913	21.92
1-4 family residential real estate	65,792	17.74	65,595	17.71	59,532	16.53
Consumer	3,627	.98	4,852	1.31	3,452	.96
Construction
Commercial	26,658	7.19	31,113	8.40	27,553	7.66
Consumer	5,762	1.55	3,745	1.01	5,092	1.41

Total loans	$370,776	100.00%	$370,280	100.00%	$360,056	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2009, December 31, 2008, and March 31, 2008 (dollars in thousands):

	March 31, 2009			December 31, 2008			March 31, 2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
Real estate — operators of nonres bldgs	$40,457	13.69%	96.64%	$41,299	13.95%	99.39%	$43,167	14.78%	108.92%
Hospitality and tourism	35,224	11.91	84.14	35,086	11.85	84.44	35,760	12.25	90.23
Real estate agents and managers	28,012	9.48	66.91	29,292	9.89	70.50	30,235	10.36	76.29
Commercial construction	26,658	9.02	63.68	31,113	10.51	74.88	27,553	9.44	69.52
Other	165,244	55.90	394.72	159,298	53.80	383.37	155,265	53.17	391.76

Total Commercial Loans	$295,595	100.00%		$296,088	100.00%		$291,980	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2009. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs amounted to $.034 million, .01% of average loans outstanding, compared to $.222 million, .06% of average loans outstanding, for the three months ended March 31, 2009 and 2008, respectively. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. The increase in nonperforming loans, $8.166 million in the first quarter of 2009, includes two large commercial credit relationships in Southeast Michigan with a total balance of $5.8 million.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Nonperforming Assets:
Nonaccrual loans	$12,461	$4,887	$3,381
Loans past due 90 days or more	—	—	—
Restructured loans	592	—	—

Total nonperforming loans	13,053	4,887	3,381
Other real estate owned	2,199	2,189	1,137

Total nonperforming assets	$15,252	$7,076	$4,518

Nonperforming loans as a % of loans	3.52%	1.32%	.94%

Nonperforming assets as a % of assets	3.27%	1.57%	1.08%

Reserve for Loan Losses:
At period end	$4,793	$4,277	$3,924

As a % average of loans	1.29%	1.16%	1.09%

As a % of nonperforming loans	36.72%	87.52%	116.06%

As a % of nonaccrual loans	38.46%	87.52%	116.06%

The following ratios assist management in the determination of the Corporation’s credit quality:

	March 31,	December 31,	March 31,
	2009	2008	2008
Total loans, at period end	$370,776	$370,280	$360,056

Average loans for the year	370,943	361,324	357,778

Allowance for loan losses	4,793	4,277	3,924

Allowance to total loans at period end	1.29%	1.16%	1.09%

Net charge-offs during the period	$34	$2,169	$222

Net charge-offs to average loans	.01%	.60%	.06%

Net charge-offs to beginning allowance balance	.79%	52.32%	5.35%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2009.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table will provide additional information with respect to our nonperforming assets as of March 31, 2009 (dollars in thousands):

		Most
		Recent	Reserve
Collateral Type	Balance	Apprasial	Allocation
Nonaccrual Loans
Non-farm / non-residential (SEM)	$5,180	$5,705	$535
Land development (SEM)	2,754	2,850	620
Non-farm / non-residential (NLP)	1,072	1,888	25
Construction / development (SEM)	1,000	460	400
Construction / development (NLP)	490	485	50
Cabins / land (NLP)	454	425	—
Land development (NLP)	443	N/A	350
Non-farm/non-residential (UP)	344	575	31
Conv 5+ residential properties (UP)	296	413	100
1-4 family (UP)	159	217	—
Commercial general / unsecured (SEM)	120	N/A	—
1-4 family (NLP)	69	163	—
Business equipment (UP)	46	25	29
Land (NLP)	34	130	—

Total nonaccrual loans	12,461	13,336	2,140

Restructured Loans
Non-farm / non-residential (UP)	592	920	5

Other Real Estate
Land development / condo (NLP)	630	700	—
Land development (NLP)	510	682	—
Non-farm / non-residential (SEM)	508	620	—
1-4 family (UP)	380	460	31
Non-farm / non-residential (UP)	94	118	—
Downtown store frontage / 2 / 1-4 family (UP)	77	85	—

Total other real estate owned	2,199	2,665	31

Total nonperforming assets	$15,252	$16,921	$2,176

REGIONAL BREAKOUT OF NONPERFORMING ASSETS
NLP — NORTHERN LOWER PENINSULA	$3,702	$4,473	$425
UP — UPPER PENINSULA	1,988	2,813	196
SEM — SOUTHEAST MICHIGAN	9,562	9,635	1,555

TOTAL	$15,252	$16,921	$2,176

The schedule above shows the detail of nonperforming assets categorized by type of loan/collateral. “Most Recent Appraisal” does not represent expected liquidation values on indicated properties. The corporation’s most recent appraisal may not reflect, on some properties, current market conditions, a lack of willing buyers, or the selling costs associated with the ultimate disposition of indicated properties. Personal guarantees are also in place for various nonperforming assets, which will also help mitigate losses.

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is the allocation of the allowance for loan losses as of March 31, 2009, December 31, 2008, and March 31, 2008 (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Commercial, financial, and agricultural loans	$4,315	$3,819	$3,615
One to four family residential real estate loans	35	27	25
Consumer loans	13	40	9
Unallocated and general reserves	430	391	275

Totals	$4,793	$4,277	$3,924

As of March 31, 2009, the allowance for loan losses represented 1.29% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2009	December 31, 2008	March 31, 2008
Balance at beginning of period	$2,189	$1,226	$1,226
Other real estate transferred from loans due to foreclosure	485	2,849	16
Reclassification of redemption OREO	(475)	—	—
Other real estate sold/written down	—	(1,886)	(105)

Balance at end of period	$2,199	$2,189	$1,137

During the first three months of 2009, the Corporation received real estate in lieu of loan payments of $.535 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first quarter of 2009. Total deposits increased by $14.660 million, or 3.95%, in the first quarter of 2009. This increase in deposits included an increase of $1.695 million in core deposits and an increase in noncore deposits of $12.965 million.
Management continues to monitor existing deposit products in order to stay competitive, as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional accounts.

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2009	% of Total	2008	% of Total	2008	% of Total
Noninterest bearing	$31,541	8.17%	$30,099	8.11%	$26,876	8.24%
NOW, money market, checking	75,026	19.45	70,584	19.02	81,952	25.14
Savings	19,585	5.08	20,730	5.59	11,530	3.54
Certificates of Deposit <$100,000	70,708	18.33	73,752	19.87	83,087	25.48

Total core deposits	196,860	51.03	195,165	52.59	203,445	62.40

Certificates of Deposit >$100,000	26,886	6.97	25,044	6.75	22,010	6.75
Brokered CDs	162,011	42.00	150,888	40.66	100,592	30.85

Total non-core deposits	188,897	48.97	175,932	47.41	122,602	37.60

Total deposits	$385,757	100.00%	$371,097	100.00%	$326,047	100.00%

Borrowings
The Corporation historically used alternative funding sources to provide long-term, stable sources of funds. Current FHLB borrowings total $35.000 million with stated maturities ranging through 2011. FHLB borrowings at quarter end include $20.000 million with adjustable rates that reprice quarterly based upon the three month LIBOR. The FHLB has the option to convert the remaining $15.000 million fixed-rate advances to adjustable rate advances on the original call date and quarterly thereafter. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has a fixed interest rate of 1% and matures in 2024.
Shareholders’ Equity
Total shareholders’ equity increased $.312 million from December 31, 2008 to March 31, 2009. The increase is comprised of net income, contributed capital of $.018 million in recognition of stock option expense and an increase in the market value of securities of $.204 million.
RESULTS OF OPERATIONS
Summary
The Corporation reported income of $.090 million, or $.03 per share, in the first quarter of 2009, compared to net income of $.139 million, or $.04 per share for the first quarter of 2008. Operating results in the first quarter of 2009 included a $.550 million provision for loan losses. There was no provision for loan losses for the first quarter of 2008.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest margin increased to $3.495 million, or 3.35%, in the first quarter of 2009 compared to $3.045 million, or 3.13% in the first quarter of 2008. This margin improvement was primarily due to a reduction in funding costs between periods as average interest rates on brokered deposits declined from 5.05% in the first quarter of 2008, to 2.29% in the first quarter of 2009.

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

	Three Months Ended
								2009-2008
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	Variance	Variance	Variance	Variance
Loans (1,2,3)	$370,943	$357,778	$13,165	5.62%	7.04%	$5,138	$6,264	$(1,126)	$231	$(1,270)	$(87)
Taxable securities	47,495	23,899	23,596	3.92	4.48	459	266	193	263	(33)	(37)
Nontaxable securities (2)	68	73	(5)	11.93	11.02	2	2	—	—	—	—
Federal funds sold	—	5,360	(5,360)	—	3.15	—	42	(42)	(42)	(42)	42
Other interest-earning assets	4,367	4,688	(321)	.19	4.03	2	47	(45)	(3)	(45)	3

Total earning assets	422,873	391,798	31,075	5.37	6.80	5,601	6,621	(1,020)	449	(1,390)	(79)

Reserve for loan losses	(4,405)	(4,079)	(326)
Cash and due from banks	13,345	6,201	7,144
Intangible assets	35	113	(78)
Other assets	22,892	23,649	(757)

Total assets	$454,740	$417,682	$37,058

NOW and money market deposits	$68,252	$81,834	$(13,582)	.78	2.17	131	442	(311)	(74)	(284)	47
Interest checking	4,354	—	4,354	1.96	—	21	—	21	—	—	21
Savings deposits	19,718	12,026	7,692	.82	.84	40	25	15	16	—	(1)
CDs <$100,000	71,677	82,546	(10,869)	3.13	4.30	553	951	(398)	(126)	(310)	38
CDs >$100,000	25,752	23,151	2,601	2.77	4.57	176	263	(87)	30	(104)	(13)
Brokered deposits	151,955	110,024	41,931	2.29	5.05	857	1,384	(527)	529	(760)	(296)
Borrowings	36,648	39,382	(2,734)	3.11	4.64	281	454	(173)	(32)	(150)	9

Total interest-bearing liabilities	378,356	348,963	29,393	2.21	4.06	2,059	3,519	(1,460)	343	(1,608)	(195)
Demand deposits	30,961	26,435	4,526
Other liabilities	3,610	2,793	817
Shareholders’ equity	41,813	39,491	2,322

Total liabilities and shareholders’ equity	$454,740	$417,682	$37,058

Rate spread				3.16%	2.74%

Net interest margin/revenue, tax equivalent basis				3.40%	3.18%	$3,542	$3,102	$440	$106	$218	$116

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using 34% tax rate.

(3)	Interest income on loans includes loan fees.
Approximately 65% of the Corporation’s loan portfolio repriced downward with prime rate reductions. The reduced rates of the Corporation’s loan portfolio is reflected in the overall decrease in rates on earning assets from 6.80% in the first quarter of 2008 to 5.37% in the first quarter of 2009. During this period of prime rate reductions, the Corporation reduced bank deposit rates in order to mitigate the impact on earnings. The Corporation is somewhat reliant on wholesale funding sources, specifically brokered deposits. The Corporation had average balances of $151.955 million in the first quarter of 2009 with an average cost of 2.29% compared to $110.024 million at 5.05% in the first quarter of 2008. This repricing of wholesale deposits is the primary reason for the margin improvement in the first quarter of 2009.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first quarter of 2009, the Corporation recorded a $.550 million provision, based upon analysis of the adequacy of the allowance for loan losses as of the end of the quarter. In future periods, loan loss provisions may be required if there is further market deterioration that impacts the credit quality on the existing portfolio.

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Other Income
Other income increased by $.081 million for the quarter ended March 31, 2009, compared to the quarter ended March 31, 2008. Service fees increased $.069 million. Revenue due to mortgage loans produced and sold in the secondary market amounted to $.058 million compared to $.048 million a year ago. We expect to continue to benefit from secondary market activity in future periods as the refinancing boom continues. The Corporation is also expecting to increase other income from other sources such as fees from the sale of SBA guaranteed loans. Other noninterest income in the first quarter amounted to $.090 million, an increase of $.067 million from the first quarter of 2008. This increase was due primarily from several one-time items.
The following table details noninterest income for the three months ended March 31, 2009, and March 31, 2008 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2009	2008	Dollars	Percent
Service fees	$243	$174	$69	39.66%
Net gains on loan sales	58	48	10	20.83
Other	90	23	67	291.30

Subtotal	391	245	146	59.59
Net security gain (loss)	—	65	(65)	100.00

Total noninterest income	$391	$310	$81	26.13%

Other Expenses
Other expenses increased $.048 million for the quarter ended March 31, 2009, compared to the same period in 2008. Salaries, commissions, and related benefits decreased by $.210 million, during the first quarter of 2009, compared to the first quarter of 2008. This decrease reflects cost reductions that were initiated by the Corporation early in 2008 to offset margin erosion. The $.151 million increase in loan and deposit expense is due in large part to FDIC insurance premiums which increased by $.116 million along with increased carrying costs associated with nonperforming assets. We expect increased FDIC insurance premiums for the remainder of 2009 as assessment rates for banks are increased in order to replenish the FDIC deposit insurance fund. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.

24.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details noninterest expense for the three months ended March 31, 2009 and March 31, 2008 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2009	2008	Dollars	Percent
Salaries and employee benefits	$1,597	$1,807	$(210)	(11.62)%
Occupancy	378	355	23	6.48
Furniture and equipment	189	178	11	6.18
Data processing	220	221	(1)	(0.45)
Professional service fees
Accounting	65	60	5	8.33
Legal	26	38	(12)	(31.58)
Consulting and other	62	55	7	12.73

Total professional service fees	153	153	—	—
Loan and deposit	261	110	151	137.27
Telephone	43	45	(2)	(4.44)
Advertising	78	60	18	30.00
Other	320	262	58	22.14

Total other expense	$3,239	$3,191	$48	1.50%

Federal Income Taxes
Current Federal Tax Provision
The Corporation recorded a current period federal tax provision of $7,000 in the first quarter of 2009, compared to $25,000 in the same period a year earlier.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $500,000, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2009, the Corporation had an NOL carryforward of approximately $32.1 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.

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
During the first quarter of 2009, the Corporation increased cash and cash equivalents by $11.282 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities, a net increase in loans of $.541 million and a “net” increase in securities available for sale of $3.581 million. These increases in assets were offset by a similar increase in deposit liabilities of $14.660 million. This increase in deposits was composed of an increase in brokered deposits of $11.123 million combined with an increase in bank deposits of $3.537 million. The management of Bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2009, the Corporation will fund anticipated loan production with a combination of core deposit growth and non-core funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan. Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At March 31, 2009, the Bank’s core deposits in relation to total funding were 46.65% compared to 56.15% at March 31, 2008. These ratios indicated at March 31, 2009, that the Bank increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2009, the Bank had $13.375 million of unsecured lines available and another $10.100 million available if secured. As of March 31, 2009, the Bank had no borrowings against these available lines. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s liquidity plan for 2009 includes strategies to increase core deposits in the Corporation’s local markets. The new deposit products and strategic advertising are expected to aid in efforts of management in growing core deposits to reduce the dependency on non-core deposits, while also reducing interest costs. The Corporation’s liquidity plan for 2009 calls for augmenting local deposit growth efforts with wholesale CD funding to the extent necessary.

26.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2009, the Corporation and Bank were well capitalized. During the first quarter of 2009, total capitalization increased by $.312 million.
TROUBLED ASSET RELIEF PROGRAM
On April 24, 2009, the Corporation issued $11.000 million in perpetual preferred stock and 379,310 common stock warrants in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. Mackinac Financial Corporation believes that participation in the CPP will provide a stronger base of capital for future growth. Shown below are “Proforma” capital ratios for the Corporation which shows the effect of the issuance of the $11.000 million preferred stock.

	As Reported	Proforma
	March 31, 2009	March 31, 2009
Total capital to risk weighted assets	10.56%	13.11%

Tier 1 leverage	7.86%	10.28%

Tier 1 capital to risk weighted assets	9.31%	11.99%

27.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2009	2008	2008
Capital Structure
Shareholders’ equity	$41,864	$41,552	$39,633

Total capitalization	$41,864	$41,552	$39,633

Tangible capital	$41,838	$41,507	$39,529

Intangible Assets
Core deposit premium	$26	$46	$104
Other identifiable intangibles	—	—	—

Total intangibles	$26	$46	$104

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$41,864	$41,552	$39,633
Net unrealized (gains) losses on available for sale securities	(650)	(445)	(212)
Less: disallowed deferred tax asset	(6,000)	(6,200)	(7,106)
Less: intangibles	(26)	(46)	(104)

Total Tier 1 capital	$35,188	$34,861	$32,211

Tier 2 Capital:
Allowable reserve for loan losses	$4,724	$4,277	$3,924
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,724	4,277	3,924

Total capital	$39,912	$39,138	$36,135

Risk-adjusted assets	$377,861	$376,986	$364,243

Capital ratios:
Tier 1 Capital to average assets	7.86%	8.01%	7.85%
Tier 1 Capital to risk weighted assets	9.31%	9.25%	8.84%
Total Capital to risk weighted assets	10.56%	10.38%	9.92%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

28.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

		Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Period-end	Period-end	Average	Risk Weighted	Risk Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minimum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:

March 31, 2009	8.98%	8.97%	7.86%	9.31%	10.56%
March 31, 2008	9.50%	9.48%	7.85%	8.84%	9.92%

The Bank:

March 31, 2009	9.04%	9.03%	7.96%	9.41%	10.66%
March 31, 2008	9.94%	9.92%	8.34%	9.40%	10.46%

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
The Corporation also has $50.086 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

30.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is the Corporation’s repricing opportunities at March 31, 2009 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$250,590	$11,227	$28,508	$80,451	$370,776
Securities	5	29,936	16,006	5,124	51,071
Other (1)	569	—	—	3,794	4,363

Total interest-earning assets	251,164	41,163	44,514	89,369	426,210

Interest-bearing obligations:
NOW, money market, savings, and interest checking	94,611	—	—	—	94,611
Time deposits	30,401	52,976	13,462	755	97,594
Brokered CDs	60,143	94,730	7,138	—	162,011
Borrowings	20,000	—	15,000	1,210	36,210

Total interest-bearing obligations	205,155	147,706	35,600	1,965	390,426

Gap	$46,009	$(106,543)	$8,914	$87,404	$35,784

Cumulative gap	$46,009	$(60,534)	$(51,620)	$35,784

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at March 31, 2009, the Corporation had a cumulative liability sensitivity gap position of $60.534 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to earn more net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and savings accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity. With the Corporation’s current portfolio of variable rate loans, approximately 67% or $250 million, increasing interest rates will result in increased net interest income because repricing on the majority of deposits will lag asset repricing.
At December 31, 2008, the Corporation had a cumulative liability sensitivity gap position of $47.708 million within the one-year time frame.
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

31.

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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of March 31, 2009, the Corporation had excess Canadian liabilities of $.036 million (or $.043 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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

32.

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
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

33.

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

34.

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION (Continued)
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit 3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004) incorporated herein by reference to exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 3.2(a)	Amended and Restated Bylaws as revised June 27, 2001incorporated herein by reference to exhibit 3.2(a) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 3.2(b)	Amendment to the Amended and Restated Bylaws adopted August 9, 2004 incorporated herein by reference to exhibit 3.2(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 3.2(c)	Second Amendment to the Amended and Restated Bylaws adopted December 2007 incorporated herein by reference to exhibit 3.2(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

35.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: May 14, 2009	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal accounting officer)

36.