Form 10-Q
period 2009-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2009-08-13
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐      No ☑
As of July 31, 2009, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — June 30, 2009 (Unaudited), December 31, 2008 and June 30, 2008 (Unaudited)	1

Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2009 (Unaudited) and June 30, 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 4. Submission of Matters to a Vote of Security Holders	35

Item 6. Exhibits and Reports on Form 8-K	36

SIGNATURES	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS

Cash and due from banks	$12,189	$10,112	$7,115
Federal funds sold	—	—	19,274

Cash and cash equivalents	12,189	10,112	26,389

Interest-bearing deposits in other financial institutions	618	582	387
Securities available for sale	95,620	47,490	23,230
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	296,392	296,088	292,645
Mortgage	71,777	70,447	65,869
Installment	3,835	3,745	3,608

Total Loans	372,004	370,280	362,122
Allowance for loan losses	(4,119)	(4,277)	(3,585)

Net loans	367,885	366,003	358,537

Premises and equipment	11,064	11,189	11,377
Other real estate held for sale	4,950	2,189	3,395
Other assets	10,184	10,072	10,218

TOTAL ASSETS	$506,304	451,431	$437,327

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities:
Non-interest-bearing deposits	$33,368	$30,099	$27,741
Interest-bearing deposits:
NOW, money market, checking	75,974	70,584	78,703
Savings	21,411	20,730	15,171
CDs<$100,000	72,139	73,752	78,678
CDs>$100,000	25,455	25,044	28,252
Brokered	184,805	150,888	128,431

Total deposits	413,152	371,097	356,976

Long-term borrowings	36,210	36,210	36,280
Other liabilities	3,003	2,572	3,096

Total liabilities	452,365	409,879	396,352

Shareholders’ equity:
Preferred stock outstanding	10,418	—	—
Common stock and additional paid in capital — No par value
Authorized — 18,000,000 shares
Issued and outstanding — 3,419,736 shares	43,468	42,815	42,773
Accumulated deficit	(1,158)	(1,708)	(1,672)
Accumulated other comprehensive income (loss)	1,211	445	(126)

Total shareholders’ equity	53,939	41,552	40,975

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,304	$451,431	$437,327

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
(Dollars in thousands except per share data)	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,104	$5,604	$10,106	$11,704
Tax-exempt	84	102	174	210
Interest on securities:
Taxable	673	271	1,132	537
Tax-exempt	3	2	4	3
Other interest income	14	81	16	170

Total interest income	5,878	6,060	11,432	12,624

INTEREST EXPENSE:
Deposits	1,566	2,551	3,344	5,616
Borrowings	261	391	542	845

Total interest expense	1,827	2,942	3,886	6,461

Net interest income	4,051	3,118	7,546	6,163
Provision for loan losses	150	750	700	750

Net interest income after provision for loan losses	3,901	2,368	6,846	5,413

NONINTEREST INCOME:
Service fees	271	194	514	368
Net security gains	—	—	—	65
Net gains on sale of secondary market loans	84	49	142	97
Proceeds from lawsuit settlement	—	3,475	—	3,475
Other	84	29	174	52

Total noninterest income	439	3,747	830	4,057

NONINTEREST EXPENSE
Salaries and employee benefits	1,561	2,075	3,158	3,882
Occupancy	355	348	733	703
Furniture and equipment	222	190	411	368
Data processing	224	216	444	437
Professional service fees	144	79	297	232
Loan and deposit	512	144	773	254
Telephone	46	39	89	84
Advertising	80	60	158	120
Other	326	320	646	582

Total noninterest expense	3,470	3,471	6,709	6,662

Income before provision for income taxes	870	2,644	967	2,808
Provision for income taxes	271	875	278	900

NET INCOME	599	1,769	689	1,908

Preferred dividend expense	138	—	138	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$461	$1,769	$551	$1,908

INCOME PER COMMON SHARE:
Basic	$.13	$.52	$.16	$.56

Diluted	$.13	$.52	$.16	$.56

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Balance, beginning of period	$41,864	$39,633	$41,551	$39,321

Net income for period	461	1,769	551	1,908
Net unrealized gain (loss) on securities available for sale	561	(338)	766	(186)

Total comprehensive income	1,022	1,431	1,317	1,722
Stock option compensation	17	21	35	42
Repurchase of common stock — oddlot shares	—	(110)	—	(110)
Issuance of preferred stock	10,382	—	10,382	—
Issuance of common stock warrants	618	—	618	—
Accretion of preferred stock discount	36	—	36	—

Balance, end of period	$53,939	$40,975	$53,939	$40,975

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2009	2008
Cash Flows from Operating Activities:
Net income	$551	$1,908
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,000	607
Provision for deferred taxes	218	900
Provision for loan losses	700	750
(Gain) on sales/calls of securities available for sale	—	(65)
(Gain) loss on sale of premises, equipment and other real estate	4	(5)
Writedown of other real estate	—	201
Stock option compensation	35	42
Change in other assets	(762)	283
Change in other liabilities	430	313

Net cash provided by operating activities	2,176	4,934

Cash Flows from Investing Activities:
Net (increase) in loans	(5,383)	(10,792)
Net (increase) decrease in interest-bearing deposits in other financial institutions	(36)	1,423
Purchase of securities available for sale	(50,216)	(24,481)
Proceeds from sales, maturities or calls of securities available for sale	2,856	22,766
Capital expenditures	(463)	(266)
Proceeds from sale of premises, equipment, and other real estate	88	73

Net cash (used in) investing activities	(53,154)	(11,277)

Cash Flows from Financing Activities:
Net increase in deposits	42,055	36,149
Issuance of Preferred Stock Series A Capital	11,000	—
Net (decrease) in federal funds purchased	—	(7,710)
Net (decrease) in line of credit	—	(1,959)
Net (decrease) repurchase of common stock — oddlot shares	—	(110)

Net cash provided by financing activities	53,055	26,370

Net increase in cash and cash equivalents	2,077	20,027
Cash and cash equivalents at beginning of period	10,112	6,362

Cash and cash equivalents at end of period	$12,189	$26,389

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,989	$5,086
Income taxes	60	—

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	$3,276	$2,237
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six month period ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
2.	RECENT ACCOUNTING PRONOUNCEMENTS
In May 2009, the FASB issued SFAS No. 165, Subsequent Events. SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard also includes a required disclosure of the date through which the entity has evaluated subsequent events and whether the evaluation date is the date of issuance or the date the financial statements were available to be issued. The standard is effective for interim or annual periods ending after June 15, 2009. The Corporation has complied with the disclosure requirements.
In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. (“FIN”) 46(R). SFAS No. 167 was issued to improve financial reporting for enterprises with variable interest entities to address (1) the effects of certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in SFAS No. 166, Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140, and (2) constituent concerns about the application of certain key provisions of FIN 46(R), including those in which the accounting and disclosures under FASB Interpretation No. 46 do not always provide timely and useful information about an enterprise’s involvement in a variable interest entity. SFAS No. 167 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier adoption of SFAS No. 167 is prohibited. The Corporation is currently evaluating the effect the adoption of SFAS No. 167 will have on its consolidated financial statements.
In June 2009, the FASB Issued SFAS No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162. The FASB Accounting Standards Codification (Codification) will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of the federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Corporation will comply with the requirements of the Statement beginning in the third quarter of 2009.
In April 2009, the FASB issued the following three FSPs intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities:
FSP FAS 157-4, “Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly,” provides additional guidance for estimating fair value in accordance with SFAS No. 157 when the volume and level of activity for the asset or liability have decreased significantly. FSP FAS 157-4 also provides guidance on identifying circumstances that indicate a transaction is not orderly. The provisions of FSP FAS 157-4 were effective for the Corporation’s interim period ending on June 30, 2009. The adoption of FSP FAS 157-4 did not affect the consolidated financial statements for the Corporation as of June 30, 2009.

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
2.	RECENT ACCOUNTING PRONOUNCEMENTS (Continued)
FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments,” requires disclosures about fair value of financial instruments in interim reporting periods of publicly traded companies that were previously only required to be disclosed in annual financial statements. The provisions of FSP FAS 107-1 and APB 28-1 were effective for the Corporation’s interim period ending on June 30, 2009. As FSP FAS 107-1 and APB 28-1 amended only the disclosure requirements about fair value of financial instruments in interim periods, the adoption of FSP FAS 107-1 and APB 28-1 did not affect the consolidated financial statements for the Corporation as of June 30, 2009.
FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments,” amends current other-than-temporary impairment guidance in GAAP for debt securities to make the guidance more operational and to improve the presentations and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements. This FSP does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. The provisions of FSP FAS 115-2 and FAS 124-2 were effective for the Corporation’s interim period ending on June 30, 2009. The adoption of FSP FAS 115-2 and FAS
124-2 did not affect the consolidated financial statements for the Corporation as of June 30, 2009.
In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 165, Subsequent Events, we have evaluated subsequent events through the date of this filing, August 13, 2009. We do not believe there are any material subsequent events which would require further disclosure, other than the subsequent sale of two branch offices. Please refer to footnote 12 for further discussion.
3.	EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding. Additional             shares issued as a result of option exercises would not be dilutive in either period.
The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2009 and 2008 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$599	$1,769	$689	$1,908
Preferred stock dividends	138	—	138	—

Net income available to common shareholders	$461	$1,769	$551	$1,908

Weighted average shares outstanding	3,419,736	3,419,933	3,419,736	3,424,314
Effect of dilutive stock options outstanding	—	—	—	—
Diluted weighted average shares outstanding	3,419,736	3,419,933	3,419,736	3,424,314
Earnings per common share:
Basic	$.13	$.52	$.16	$.56
Diluted	$.13	$.52	$.16	$.56

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2009, December 31, 2008 and June 30, 2008 are as follows (dollars in thousands):

	June 30, 2009		December 31, 2008		June 30, 2008
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies — MBS	$74,390	$75,788	$46,316	$46,941	$22,696	$22,623
Asset backed — government guaranteed	13,936	14,285	—	—	—	—
Obligations of states and political subdivisions	1,259	1,287	498	549	550	607
Corporate bonds	4,201	4,260	—	—	—	—

Total securities available for sale	$93,786	$95,620	$46,814	$47,490	$23,246	$23,230

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $18.095 million and $18.730 million, respectively, at June 30, 2009.
5.	LOANS
The composition of loans at June 30, 2009, December 31, 2008 and June 30, 2008 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Commercial real estate	$196,895	$185,241	$186,108
Commercial, financial, and agricultural	73,372	79,734	77,473
One to four family residential real estate	65,564	65,595	60,882
Construction:
Commercial	26,125	31,113	29,064
Consumer	6,213	4,852	4,987
Consumer	3,835	3,745	3,608

Total loans	$372,004	$370,280	$362,122

LOANS — Allowance for loan losses
An analysis of the allowance for loan losses for the six months ended June 30, 2009, the year ended December 31, 2008, and the six months ended June 30, 2008 is as follows: (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Balance at beginning of period	$4,277	$4,146	$4,146
Recoveries on loans	45	121	9
Loans charged off	(903)	(2,290)	(1,320)
Provision for loan losses	700	2,300	750

Balance at end of period	$4,119	$4,277	$3,585

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
In the first half of 2009, net charge off activity was $.858 million, or .23% of average loans outstanding compared to net charge-offs of $1.311 million, or .36% of average loans, in the first half of 2008. In the first half of 2009, the Corporation recorded a provision for loan loss in the amount of $700,000 compared to $750,000 in the first half of 2008, which is discussed in more detail under “Management’s Discussion and Analysis.”
LOANS — Impaired loans
Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.
Information regarding impaired loans as of June 30, 2009, December 31, 2008 and June 30, 2008 is as follows (dollars in thousands):

				Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2009	2008	2008	2009	2008	2008
Balances, at period end
Impaired loans with specific valuation reserve	$7,708	$3,730	$4,052	$1,556	$994	$946
Impaired loans with no specific valuation reserve	2,167	1,157	561	—	—	—

Total impaired loans	$9,875	$4,887	$4,613	$1,556	$994	$946

Impaired loans on nonaccrual basis	$9,277	$4,887	$4,613	$1,556	$994	$946
Impaired loans on accrual basis	598	—	—	—	—	—

Total impaired loans	$9,875	$4,887	$4,613	$1,556	$994	$946

Average investment in impaired loans	$9,452	$4,834	$4,779
Interest income recognized during impairment	11	60	46
Interest income that would have been recognized on an accrual basis	338	377	225
Cash-basis interest income recognized	11	60	46
The average investment in impaired loans was approximately $9.452 million for the six months ended June 30, 2009, $4.834 million for the year ended December 31, 2008, and $4.779 million for the six months ended June 30, 2008, respectively. Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
LOANS — Related parties
The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.
Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Loans outstanding beginning of period	$6,516	$1,720	$1,720
New loans	900	372	—
Net activity on revolving lines of credit	398	2,378	479
Repayment	(205)	(687)	(41)
Change in related party interest	—	2,733	2,733

Loans outstanding end of period	$7,609	$6,516	$4,891

There were no loans to related parties classified substandard at June 30, 2009, December 31, 2008 or June 30, 2008, respectively. In addition to the outstanding balances above, there were unused commitments of $.197 million to related parties at June 30, 2009.
6.	LONG-TERM BORROWINGS
Long-term borrowings consist of the following at June 30, 2009, December 31, 2008 and June 30, 2008 (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in December 2010	$15,000	$15,000	$15,000

Federal Home Loan Bank variable rate advances at rates ranging from 1.04% to 1.16% maturing in January and February 2011	20,000	20,000	20,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,210	1,210	1,280

	$36,210	$36,210	$36,280

The Federal Home Loan Bank borrowings are collateralized at June 30, 2009, by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $26.839 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $17.020 million and $17.655 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2009.
The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.300 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $1.012 million, and guaranteed by the Corporation.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS
A summary of stock option transactions for the six months ended June 30, 2009 and 2008, and the year ended December 31, 2008, is as follows:

	June 30,	December 31,	June 30,
	2009	2008	2008
Outstanding shares at beginning of year	446,237	446,417	446,417
Granted during the period	—	—	—
Expired during the period	35,180	180	180

Outstanding shares at end of period	411,057	446,237	446,237

Weighted average exercise price per share at end of period	$12.03	$12.14	$12.14

Shares available for grant at end of period	24,780	18,488	18,488

There were no options granted in the first six months of 2009 and 2008.
Following is a summary of the options outstanding and exercisable at June 30, 2009:

Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price
$9.16	12,500	5,000	6.5	$9.16
$9.75	257,152	120,861	5.5	9.75
$10.65	57,500	11,500	7.5	10.65
$11.50	40,000	8,000	6.3	11.50
$12.00	40,000	8,000	6.0	12.00
$156.00 - $240.00	3,545	3,545	1.7	186.75
$300.00	360	360	.8	300.00

	411,057	157,266	5.9	$12.03

8.	INCOME TAXES
A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At June 30, 2009, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized. The Corporation, as of June 30, 2009 had a net operating loss and tax credit carryforwards for tax purposes of approximately $32.1 million, and $2.1 million, respectively.
The Corporation utilized NOL carryforwards to offset taxable income for the first nine months of 2007. In the third quarter of 2007, the Corporation reversed a portion of the valuation allowance, $7.500 million that pertained to the deferred tax benefit of NOL and tax credit carryforwards. This valuation adjustment was recorded as a current period income tax benefit. In 2006, the Corporation recorded a $.500 million tax benefit and utilized additional NOL carryforwards to offset current taxable income. The recognition of the deferred tax benefit in 2007 and 2006 was in accordance with generally accepted accounting principles, and considered among other things, the probability of utilizing the NOL and credit carryforwards.

11.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	INCOME TAXES (Continued)
The Corporation recorded the future benefits from these carryforwards at such time as it became “more likely than not” that they would be utilized prior to expiration. Please refer to further discussion on income taxes contained in “Management’s Discussion and Analysis.” The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $20 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.4 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December, 2004.
9.	FAIR VALUE MEASUREMENTS
Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments:
Cash, cash equivalents, and interest-bearing deposits — The carrying values approximate the fair values for these assets.
Securities — Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities.
Federal Home Loan Bank stock — Federal Home Loan Bank stock is carried at cost, which is its redeemable value and approximates its fair value, since the market for this stock is limited.
Loans — Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan.
The methodology in determining fair value of nonaccrual loans is to average them into the blended interest rate at 0% interest. This has the effect of decreasing the carrying amount below the risk-free rate amount and, therefore, discounts the estimated fair value.
Impaired loans are measured at the estimated fair value of the expected future cash flows at the loan’s effective interest rate or the fair value of the collateral for loans which are collateral dependent. Therefore, the carrying values of impaired loans approximate the estimated fair values for these assets.
Deposits — The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings, is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows applying interest rates currently being offered on similar time deposits.
Borrowings — Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date.
Accrued interest — The carrying amount of accrued interest approximates fair value.
Off-balance-sheet instruments — The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since the differences in the current fees and those reflected to the off-balance-sheet instruments at year-end are immaterial, no amounts for fair value are presented.

12.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	FAIR VALUE MEASUREMENTS (Continued)
The following table presents information for financial instruments at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$12,189	$12,189	$10,112	$10,112
Interest bearing deposits	618	618	582	582
Securities available for sale	95,620	95,620	47,490	47,490
Federal Home Loan Bank stock	3,794	3,794	3,794	3,794
Net loans	367,885	371,578	366,003	372,080
Cash surrender value — life insurance	1,421	1,421	1,397	1,397
Other Real Estate	4,950	4,950	2,189	2,189
Accrued interest receivable	1,595	1,595	1,457	1,457

Total financial assets	$488,072	$491,765	$433,024	$439,101

Financial liabilities:
Deposits	$413,152	$412,674	$371,097	$371,434
Borrowings	36,210	36,669	36,210	36,846
Directors deferred compensation	869	869	912	912
Accrued interest payable	385	385	488	488

Total financial liabilities	$450,616	$450,597	$408,707	$409,680

Limitations — Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.
The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2009, and the valuation techniques used by the Corporation to determine those fair values.

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

13.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	FAIR VALUE MEASUREMENTS (Continued)
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
Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis at June 30, 2009

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	June 30, 2009
Assets
Investment securities — available for sale	$—	$95,620	$—	$95,620
Liabilities
None
The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2008 or June 30, 2009.
The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2009	(Level 1)	(Level 2)	(Level 3)	June 30, 2009	June 30, 2009
Assets
Impaired loans accounted for under FAS 114	$—	$—	$—	$1,142	$43	$80

					$43	$80

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
10.	SHAREHOLDERS’ EQUITY
Participation in the TARP Capital Purchase Program
On April 24, 2009, the Corporation entered into and closed a Letter Agreement, including the Securities Purchase Agreement-Standard Terms (collectively, the “Securities Purchase Agreement”), related to the CPP. Pursuant to the Securities Purchase Agreement, the Corporation issued and sold to the Treasury (i) 11,000 shares of the Corporation’s Series A Preferred Shares, and (ii) the Warrant to purchase 379,310 shares of the

14.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10.	SHAREHOLDERS’ EQUITY (Continued)
Corporation’s Common Shares, at an exercise price of $4.35 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $11.000 million in cash. The Warrant has a ten-year term.
As a result of the CPP transaction, the Corporation is required to take certain actions, for so long as the Treasury holds any securities acquired from the Corporation pursuant to the CPP (excluding any period in which the Treasury holds only the Warrant to purchase Common Shares of the Corporation) (the “CPP Period”), to ensure that its executive compensation and benefit plans with respect to Senior Executive Officers (as defined in the relevant agreements) comply with Section 111(b) of Emergency Economic Stabilization Act of 2008 (“EESA”), as implemented by any guidance or regulations issued under Section 111(b) of EESA, and not adopt any benefit plans with respect to, or which cover, the Corporation’s Senior Executive Officers that do not comply with EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was passed by Congress and signed by the President on February 17, 2009. The applicable executive compensation standards generally remain in effect during the CPP Period and apply to the Corporation’s Senior Executive Officers (which for purposes of the ARRA and the CPP agreements, includes the Corporation’s Chief Executive Officer, its Chief Financial Officer, and the next three most highly-compensated executive officers, even though the Corporation’s senior executive officers consist of a smaller group of executives for purposes of the other compensation disclosures in this proxy statement).
Amounts recorded for Preferred Stock and Warrant Common Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments. Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the Preferred Stock (estimated 12%). Fair value of the Warrant Common Stock is based on the value of the underlying Preferred Stock based on an estimate for a three year term. The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Common Stock. The discount on the preferred will be accreted on an effective yield basis over a three-year term. The allocated carrying value of the Preferred Stock and Warrant Common Stock on the date of issuance (based on their relative fair values) was $10.382 million and $.618 million, respectively. Cumulative dividends on the Preferred Stock are payable at 5% annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share. The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods. The Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Preferred Stock. The Preferred Stock may be redeemed at any time with regulatory approval. The Treasury may also transfer the Preferred Stock to a third party at any time. The preferred stock qualifies as Tier 1 Capital for regulatory purposes at the holding company.
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

15.

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

	June 30,	December 31,	June 30,
	2009	2008	2008
Commitments to extend credit:
Variable rate	$31,337	$40,036	$40,215
Fixed rate	7,005	4,487	8,601
Standby letters of credit — Variable rate	1,742	1,838	6,693
Credit card commitments — Fixed rate	2,528	2,438	2,521

	$42,612	$48,799	$58,030

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
Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at June 30, 2009 represents $44.087 million, or 14.87%, compared to $41.778 million, or 15.85%, of the commercial loan portfolio on June 30, 2008. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

16.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
12.	SUBSEQUENT EVENTS
On May 19, 2009, mBank, the banking subsidiary of the Corporation entered into a definitive Purchase and Assumption Agreement with The Miners State Bank of Iron River, Michigan, for the sale of two of their Northwest Upper Peninsula branch offices.
The Asset Purchase and Assumption Agreements call for The Miners State Bank of Iron River, Michigan to purchase the branch buildings and assume approximately $30 million of deposits associated with both branches. These transactions are expected to close in the third quarter of 2009 and will result in a gain for the Corporation.

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
FINANCIAL OVERVIEW
The Corporation recorded second quarter 2009 income of $.461 million or $ .13 per share compared to net income of $1.769 million, or $.52 per share for the second quarter of 2008. Net income for the first six months of 2009 totaled $ .551 million, or $.16 per share, compared to $1.908 million, or $.56 per share, for the same period in 2008.
The quarter and six month results for 2009 includes the FDIC special assessment which was charged to all banking organizations based upon asset size, and amounted to $.215 million for mBank. The quarter and six month results for 2008 include the positive effect, $3.475 million, of a lawsuit settlement and the negative effect, $.425 million, of a severance agreement. Operating results for the six month period in 2009 includes a $.700 million provision compared to $.750 million in the same period in 2008.
Weighted average shares totaled 3,419,736 year to date and for the second quarter in 2009 compared to 3,424,314 for the six month period and 3,419,935 at the second quarter of 2008.
Total assets of the Corporation at June 30, 2009 were $506.304 million, up $68.977 million, or 15.77% from the $437.327 million in total assets reported at June 30, 2008 and up $54.873 million, or 12.16%, from total assets of $451.431 million at year-end 2008. Asset totals at June 30, 2009 reflect increased balances of investment securities of approximately $48 million. The loan portfolio increased $1.724 million in the first six months of 2009, from December 31, 2008 balances of $370.280 million. Deposits totaled $413.152 million at June 30, 2009, an increase from the $371.097 million at December 31, 2008.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $2.077 million in 2009. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available-for-sale increased $48.130 million, or 101.35%, from December 31, 2008 to June 30, 2009, with the balance on June 30, 2009, totaling $95.620 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. In the second quarter of 2009, the Corporation increased its investment portfolio in combination with the funding received, $11.000 million, from the issuance of preferred stock. The Corporation expects to reduce the current level of investment securities as loan funding increases later in 2009. As of June 30, 2009, investment securities with an estimated fair value of $18.730 million were pledged.
Loans
Through the first half of 2009, loan balances increased by $1.724 million, or .47%, from December 31, 2008 balances of $370.280 million. During the first six months of 2009, the Bank had total loan production of $27.436 million. This loan production, however, was significantly offset by normal principal runoff and amortization, $11.785 million, and large paydowns and refinancing, which totaled $7.520 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage,

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.
Following is a summary of the loan portfolio at June 30, 2009, December 31, 2008 and June 30, 2008 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2009	Total	2008	Total	2008	Total
Commercial real estate	$196,895	52.93%	$185,241	50.03%	$186,108	51.39%
Commercial, financial, and agricultural	73,372	19.72	79,734	21.53	77,473	21.39
One to four family residential real estate	65,564	17.63	65,595	17.71	60,882	16.81
Consumer	3,835	1.03	3,745	1.01	3,608	1.00
Construction:
Commercial	26,125	7.02	31,113	8.40	29,064	8.03
Consumer	6,213	1.67	4,852	1.31	4,987	1.38

Total loans	$372,004	100.00%	$370,280	100.00%	$362,122	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2009, December 31, 2008 and June 30, 2008 (dollars in thousands):

		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
R/E — oper. of nonresidential bldgs.	$44,087	14.87%	81.74%	$41,299	13.95%	105.79%	$41,778	15.85%	101.96%
Hospitality and tourism	35,033	11.82	64.95	35,086	11.85	95.63	35,053	13.30	85.55
Real estate agents and managers	24,614	8.30	45.63	29,292	9.89	75.20	27,495	10.43	67.10
Commercial construction	26,125	8.81	48.43	31,113	10.51	99.06	10,716	4.07	26.15
Other	166,533	56.20	308.74	159,298	53.80	358.88	148,539	56.35	362.51

Total Commercial Loans	$296,392	100.00%		$296,088	100.00%		$263,581	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2009. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the first half of 2009 amounted to $.858 million, or .23% of average loans outstanding, compared to $1.311 million, .36% of average loans outstanding, for the first half of 2008. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. The $7.749 million increase in nonperforming assets from 2008 year end balances of $7.076 million includes two large credit relationships in Southeast Michigan that account for $5.7 million of the June 30, 2009 nonperforming asset balances.

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Nonperforming Assets:
Nonaccrual Loans	$9,283	$4,887	$4,613
Loans past due 90 days or more	—	—	—
Restructured loans	592	—	—

Total nonperforming loans	9,875	4,887	4,613
Other real estate owned	4,950	2,189	3,395

Total nonperforming assets	$14,825	$7,076	$8,008

Nonperforming loans as a % of loans	2.66%	1.32%	1.27%

Nonperforming assets as a % of assets	2.93%	1.57%	1.83%

Reserve for Loan Losses:
At period end	$4,119	$4,227	$3,585

As a % of loans	1.11%	1.16%	0.99%

As a % of nonperforming loans	41.71%	87.52%	77.72%

As a % of nonaccrual loans	44.37%	87.52%	77.72%

The following ratios assist management in the determination of the Corporation’s credit quality:

	June 30,	December 31,	June 30,
	2009	2008	2008
Total loans, at period end	$372,004	$370,280	$362,122

Average loans for the year	371,278	361,324	360,176

Allowance for loan losses	4,119	4,277	3,585

Allowance to total loans at period end	1.11%	1.16%	0.99%

Net charge-offs during the period	$858	$2,169	$1,311

Net charge-offs to average loans	.23%	.60%	.36%

Net charge-offs to beginning allowance balance	20.06%	52.32%	31.62%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2008 provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2009.

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table will provide additional information with respect to our nonperforming assets as of June 30, 2009 (dollars in thousands):

		Most
		Recent	Reserve
Collateral Type	Balance	Apprasial	Allocation
Nonaccrual Loans
Non-farm / non-residential (SEM)	$4,742	$5,200	$520
Non-farm / non-residential (NLP)	1,405	1,675	25
Construction / development (SEM)	1,000	460	400
Cabins / land (NLP)	451	425	—
Land development (NLP)	443	N/A	350
Non-farm / non-residential & commercial unsecured (SEM)	371	450	15
Conv 5+ residential properties (UP)	311	100	160
Non-farm / non-residential (UP)	172	314	—
Commercial general (UP)	129	50	71
Commercial general (SEM)	114	N/A	—
1-4 family (NLP)	68	163	—
Land (NLP)	40	130	—
Business equipment (UP)	32	25	15
Recreational (UP)	5	N/A	—

Total nonaccrual loans	9,283	8,992	1,556

Restructured Loans

Non-farm / non-residential (UP)	592	920	5

Other Real Estate
Land development (SEM)	2,133	2,370	—
Land development / condo (NLP)	630	700	—
Land development (NLP)	511	645	—
Non-farm / non-residential (SEM)	508	620	—
Construction/development (NLP)	448	485	7
1-4 family (UP)	400	490	—
Non-farm / non-residential (UP)	215	248	—
Downtown store frontage / 2 / 1-4 family (UP)	77	85	—
1-4 family (NLP)	28	35	—

Total other real estate owned	4,950	5,678	7

Total nonperforming assets	$14,825	$15,590	$1,568

REGIONAL BREAKOUT OF NONPERFORMING ASSETS
NLP – NORTHERN LOWER PENINSULA	$4,024	$4,258	$382
UP – UPPER PENINSULA	1,933	2,232	251
SEM – SOUTHEAST MICHIGAN	8,868	9,100	935

TOTAL	$14,825	$15,590	$1,568

The schedule above shows the detail of nonperforming assets categorized by type of loan/collateral. In determining estimated liquidation value, management considered existing appraisals, the date of the appraisals, and current market conditions, along with related selling costs. Personal guarantees are also in place for various nonperforming assets, which will also help mitigate losses.
Following is the allocation for loan losses as of June 30, 2009, December 31, 2008, and June 30, 2008 (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Commercial, financial and agricultural loans	$3,769	$3,819	$3,276
One to four family residential real estate loans	5	27	27
Consumer loans	5	40	15
Unallocated and general reserves	340	391	267

Totals	$4,119	$4,277	$3,585

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
As of June 30, 2009, the allowance for loan losses represented 1.11% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2009	December 31, 2008	June 30, 2008
Balance at beginning of period	$2,189	$1,226	$1,226
Other real estate transferred from loans due to foreclosure	3,276	2,849	2,439
Reclassification of redemption OREO	(475)	—	—
Other real estate sold/written down	(37)	(1,886)	(270)
Loss on sale of other real estate	(3)

Balance at end of period	$4,950	$2,189	$3,395

During the first six months of 2009, the Corporation received real estate in lieu of loan payments of $3.276 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first six months of 2009. Total deposits increased by $42.055 million, or 11.33%, in the first six months of 2009. The increase in deposits for the first six months of 2009 is composed of an increase in noncore deposits of $34.328 million and an increase in core deposits of $7.727 million. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds. Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2009	% of Total	2008	% of Total	2008	% of Total
Non-interest-bearing	$33,368	8.08%	$30,099	8.11%	$27,741	7.77%
NOW, money market, checking	75,974	18.39	70,584	19.02	78,703	22.05
Savings	21,411	5.18	20,730	5.59	15,171	4.25
Certificates of Deposit <$100,000	72,139	17.46	73,752	19.87	78,678	22.04

Total core deposits	202,892	49.11	195,165	52.59	200,293	56.11

Certificates of Deposit >$100,000	25,455	6.16	25,044	6.75	28,252	7.92
Brokered CDs	184,805	44.73	150,888	40.66	128,431	35.98

Total non-core deposits	210,260	50.89	175,932	47.41	156,683	43.89

Total deposits	$413,152	100.00%	$371,097	100.00%	$356,976	100.00%

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Borrowings
The Corporation historically used alternative funding sources to provide long-term, stable sources of funds. Current borrowings total $35.000 million with stated maturities ranging through February 2011. Borrowings at quarter end include $20.000 million with adjustable rates that reprice quarterly based upon the three month LIBOR. The FHLB has the option to convert the remaining $15.000 million fixed-rate advances to adjustable rate advances on the original call date and quarterly thereafter. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.
Shareholders’ Equity
Total shareholders’ equity increased $12.387 million from December 31, 2008 to June 30, 2009. This increase includes the increase from the Preferred Stock issue, $10.382 million, along with the issuance of common stock warrants, $.618 million. Also contributing to the increase in shareholders’ equity was net income of $.551 million, contributed capital of $35,000, in recognition of stock option expense, an increase in the market value of securities of $.766 million and the accretion of the discount on preferred stock of $36,000.
RESULTS OF OPERATIONS
Summary
The Corporation reported income of $.551 million for the first half of 2009, $.16 per share, compared to net income of $1.908 million, $.56 per share, in the first half of 2008. In the second quarter of 2009, net income was $.461, $.13 per share, compared to $1.769 million, $.52 per share, in the second quarter of 2008.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest margin increased to $4.051 million, 3.58% of average earning assets, in the second quarter of 2009, compared to $3.118 million, 3.19% of average earning assets, in the second quarter of 2008. In the first six months of 2009, net interest margin increased to $7.546 million, 3.47% of average earning assets, compared to $6.163 million, 3.16% of average earning assets, for the same period in 2008. Margin improvement in 2009 was primarily due to a reduction in funding costs between periods as average interest rates on brokered deposits declined more than rates on earning assets.
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

	Three Months Ended
								2009-2008
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	Variance	Variance	Variance	Variance
Loans (1,2,3)	$371,609	$362,574	$9,035	5.65%	6.39%	$5,231	$5,759	$(528)	$144	$(671)	(1)
Taxable securities	76,092	23,960	52,132	3.56	4.58	675	273	402	596	(61)	(133)
Nontaxable securities (2)	1,939	69	1,870	0.41	5.83	2	1	1	27	(1)	(25)
Federal funds sold	—	1,923	(1,923)	—	2.09	—	10	(10)	(10)	(10)	10
Other interest-earning assets	4,399	4,183	216	1.28	6.73	14	70	(56)	4	(57)	(3)

Total earning assets	454,039	392,709	61,330	5.23	6.26	5,922	6,113	(191)	761	(800)	(152)

Reserve for loan losses	(4,847)	(3,886)	(961)
Cash and due from banks	17,708	6,053	11,655
Intangible assets	16	94	(78)
Other assets	24,289	23,276	1,013

Total assets	$491,205	$418,246	$72,959

NOW and money market deposits	$69,098	$80,379	$(11,281)	.81	1.53	140	306	(166)	(43)	(144)	21
Interest checking	5,884	—	5,884	1.91	—	28	—	28	—	—	28
Savings deposits	21,363	13,310	8,053	.66	.94	35	31	4	19	(9)	(6)
CDs <$100,000	71,608	81,746	(10,138)	2.85	4.25	508	863	(355)	(107)	(285)	37
CDs >$100,000	25,939	26,773	(834)	2.35	3.97	152	264	(112)	(8)	(108)	4
Brokered deposits	176,940	104,187	72,753	1.59	4.20	703	1,087	(384)	761	(676)	(469)
Borrowings	36,376	42,430	(6,054)	2.88	3.71	261	391	(130)	(56)	(88)	14

Total interest-bearing liabilities	407,208	348,825	58,383	1.80	3.39	1,827	2,942	(1,115)	566	(1,310)	(371)
Demand deposits	30,678	26,331	4,347
Other liabilities	3,464	2,691	773
Shareholders’ equity	49,855	40,399	9,456

Total liabilities and shareholders’ equity	$491,205	$418,246	$72,959

Rate spread				3.43%	2.87%

Net interest margin/revenue				3.62%	3.25%	$4,095	$3,171	$924	$195	$510	$219

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate

(3)	Interest income on loans includes fees

	Six Months Ended
								2009-2008
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	Variance	Variance	Variance	Variance
Loans (1,2,3)	$371,278	$360,176	$11,102	5.63%	6.71%	$10,370	$12,022	$(1,652)	$370	$(1,929)	(93)
Taxable securities	61,906	23,930	37,976	3.69	4.51	1,132	537	595	850	(98)	(157)
Nontaxable securities (2)	975	70	905	1.24	11.49	6	4	2	52	(4)	(46)
Federal funds sold	—	3,641	(3,641)	—	2.93	—	53	(53)	(53)	(53)	53
Other interest-earning assets	4,383	4,436	(53)	.74	5.30	16	117	(101)	(1)	(100)	—

Total earning assets	438,542	392,253	46,289	5.30	6.53	11,524	12,733	(1,209)	1,218	(2,184)	(243)

Reserve for loan losses	(4,627)	(3,982)	(645)
Cash and due from banks	15,539	6,127	9,412
Intangible assets	26	104	(78)
Other assets	23,594	23,462	132

Total assets	$473,074	$417,964	$55,110

NOW and money market deposits	$68,677	$81,107	$(12,430)	.79	1.85	$270	$748	$(478)	$(114)	$(427)	$63
Interest checking	5,124	—	5,124	1.97	—	50	—	50	—	—	50
Savings deposits	20,545	12,668	7,877	.74	.89	75	56	19	35	(10)	(6)
CDs <$100,000	71,642	82,146	(10,504)	2.99	4.44	1,061	1,813	(752)	(231)	(591)	70
CDs >$100,000	25,846	24,962	884	2.57	4.25	329	527	(198)	19	(208)	(9)
Brokered deposits	164,517	107,105	57,412	1.91	4.64	1,559	2,471	(912)	1,321	(1,449)	(784)
Borrowings	36,511	40,906	(4,395)	2.99	4.15	542	845	(303)	(91)	(235)	23

Total interest-bearing liabilities	392,862	348,894	43,968	1.99	3.72	3,886	6,460	(2,574)	939	(2,920)	(593)
Demand deposits	30,819	26,383	4,436
Other liabilities	3,537	2,742	795
Shareholders’ equity	45,856	39,945	5,911

Total liabilities and shareholders’ equity	$473,074	$417,964	$55,110

Rate spread				3.31%	2.81%

Net interest margin/revenue				3.51%	3.22%	$7,638	$6,273	$1,365	$279	$736	$350

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate

(3)	Interest income on loans includes fees
Approximately 65% of the Corporation’s loan portfolio repriced downward with prime rate reductions that occurred in 2008. The reduced rates of the Corporation’s loan portfolio are reflected in the overall decrease in rates on earning assets from 6.53% in the first six months of 2008 to 5.30% in the first six months of 2009. In the three month comparative periods, rates declined on earning assets from 6.26% in 2008 to 5.23% in 2009. During the period of prime rate reductions, the Corporation reduced bank deposit rates in order to mitigate the impact on earnings. The Corporation is somewhat reliant on wholesale funding sources, specifically brokered deposits. The

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Corporation had average balances of $164.517 million in the first six months of 2009 with an average cost of 1.91% compared to $107.105 million at 4.64% in the first six months of 2008. The Corporation had average balances of $176.940 million in the second quarter of 2009 with an average cost of 1.59% compared to $104.187 million at 4.20% in the second quarter of 2008.
This repricing of wholesale deposits is the primary reason for the margin improvement in the three and six month periods ending June 30, 2009.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first six months of 2009, the Corporation recorded a $.700 million provision for loan loss. During the first six months of 2008, the Corporation recorded a $.750 million provision for loan loss. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Noninterest Income
Other income decreased by $3.227 million for the six months ended June 30, 2009, compared to the six months ended June 30, 2008. The Corporation recognized a benefit from the settlement of a shareholder lawsuit in the first half of 2008, which amounted to $3.475 million. Service fees increased $.146 million in the first six months of 2009, while other noninterest income decreased $.122 million. Revenue due to loans produced and sold in the secondary market amounted to $.142 million compared to $.097 million a year ago. We expect to continue to benefit from secondary market activity in future periods as the refinancing boom continues. The Corporation is also expecting to increase other income from sources such as fees from the sale of SBA guaranteed loans.
During the second quarter of 2009, the Corporation recognized $.439 million in noninterest income, compared to $3.747 million for the second quarter of 2008. The second quarter 2008 noninterest income includes the $3.475 million lawsuit settlement. Service fees increased for the second quarter of 2009 by $77,000 to $.271 million when compared to $.194 million in the second quarter of 2008. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details noninterest income for the three and six months ended June 30, 2008 and 2007 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2009	2008	2009-2008	2009	2008	2009-2008
Service fees	$271	$194	39.69	$514	$368	39.67
Net gains on sale of secondary market loans	84	49	71.43	142	97	46.39
Proceeds from lawsuit settlements	—	3,475	(100.00)	—	3,475	(100.00)
Other noninterest income	84	29	189.66	174	52	234.62

Subtotal	439	3,747	(88.28)	830	3,992	(79.22)
Net security gain (loss)	—	—	0.00	—	65	(100.00)

Total noninterest income	$439	$3,747	(88.28)	$830	$4,057	(79.54)

Noninterest Expense
Other expenses increased $47,000 for the six months ended June 30, 2009, compared to the same period in 2008. Salaries and employee benefits decreased $.724 million, during the first six months and $.514 million for the second quarter of 2009, when compared to the same periods in 2008. The 2008 six month and second quarter salary and benefit expenses include a $.425 million severance expense. The most significant increase in noninterest expense was in the loan and deposit expense category, primarily from increases in FDIC insurance premiums. In the second

26.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
quarter of 2009, the Corporation recorded a $.215 million FDIC special assessment. Other increases in loan and deposit expense resulted from costs associated with higher levels of nonperforming assets. In the second quarter of
2008, the Corporation settled a long standing derivative shareholder lawsuit. As a part of this settlement, the Corporation received funds amounting to $3.475 million, recorded as other income, and a dismissal of unpaid legal fees, totaling $95,000, related to the defense of prior directors of the Corporation. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details noninterest expense for the three and six months ended June 30, 2009 and June 30, 2008 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2009	2008	2009-2008%	2009	2008	2009-2008%
Salaries and employee benefits	$1,561	$2,075	(24.77)	$3,158	$3,882	(18.65)
Occupancy	355	348	2.01	733	703	4.27
Furniture and equipment	222	190	16.84	411	368	11.68
Data processing	224	216	3.70	444	437	1.60
Professional service fees	144	79	82.28	297	232	28.02
Loan and deposit:
FDIC insurance premiums	340	9	N/M	465	18	N/M
Other loan and deposit	172	135	27.41	308	254	21.26
Telephone	46	39	17.95	89	84	5.95
Advertising	80	60	33.33	158	120	31.67
Other	326	320	1.88	646	564	14.54

Total noninterest expense	$3,470	$3,471	(.03)	$6,709	$6,662	.71

Federal Income Taxes
Current Federal Tax Provision
The Corporation recorded a current period federal tax provision of $.278 million in the first half of 2009, compared to a $.900 million provision for the same period in 2008.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2009, the Corporation had an NOL carryforward of approximately $32.1 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.

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
During the first half of 2009, the Corporation increased cash and cash equivalents by $2.077 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by financing activities, with a net increase in deposits of $42.055 million, an increase of $11.000 million from the issuance of preferred stock. Offsetting the increases provided by financing activities were uses in investing activities, most significantly increase of $50.216 million in securities available for sale, along with an increase in loans of $5.383 million. The increase in deposits was composed of an increase in brokered deposits of $33.917 million combined with an increase in bank deposits of $8.138 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2009, the Corporation will fund anticipated loan production with a combination of core deposit growth and noncore funding, primarily brokered CDs.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Regulation of the State of Michigan. The Corporation currently has a cash balance of approximately $8.000 million, which represents the remaining balance of the $11.000 million proceeds from the issuance of preferred stock.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explain the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At June 30, 2009, the Bank’s core deposits in relation to total funding were 45.15% compared to 50.93% at June 30, 2008. These ratios indicated at June 30, 2009, that the Bank increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2009, the Bank had $13.375 million of unsecured lines available and another $10.100 million available if secured. As of June 30, 2009, the Bank had no borrowings against these available lines. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
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

28.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2008, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first half of 2009, total capitalization increased by $12.425 million.
On April 24, 2009, the Corporation issued $11.000 million in perpetual preferred stock and 379,310 common stock warrants in the Capital Purchase Program (“CPP”) under the Troubled Asset Relief Program. Mackinac Financial Corporation believes that participation in the CPP will provide a stronger base of capital for future growth. The June 30, 2009 capital ratios for the Corporation include the increased capital from the issuance of the preferred stock.
The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2009	2008	2008
Capital Structure
Shareholders’ equity	$53,939	$41,552	$40,975

Total capitalization	$53,939	$41,552	$40,975

Tangible capital	$53,932	$41,507	$40,890

Intangible Assets
Core deposit premium	$7	$46	$85
Other identifiable intangibles	—	—	—

Total intangibles	$7	$46	$85

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$53,939	$41,552	$40,975
Net unrealized (gains) losses on available for sale securities	(1,211)	(445)	126
Less: disallowed deferred tax asset	(6,000)	(6,200)	(5,731)
Less: intangibles	(7)	(46)	(85)

Total Tier 1 capital	$46,721	$34,861	$35,285

Tier 2 Capital:
Allowable reserve for loan losses	$4,119	$4,277	$3,585
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,119	4,277	3,585

Total capital	$50,840	$39,138	$38,870

Risk-adjusted assets	$391,160	$376,986	$372,139

Capital ratios:
Tier 1 Capital to average assets	9.65%	8.01%	8.56%
Tier 1 Capital to risk weighted assets	11.94%	9.25%	9.48%
Total Capital to risk weighted assets	13.00%	10.38%	10.45%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

29.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2009	10.65%	10.65%	9.65%	11.94%	13.00%
June 30, 2008	9.37%	9.35%	8.56%	9.48%	10.45%

The Bank:
June 30, 2009	9.17%	9.17%	8.12%	10.03%	11.07%
June 30, 2008	9.27%	9.26%	8.26%	9.13%	10.08%

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
The Corporation also has $95.620 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

31.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following is the Corporation’s opportunities at June 30, 2009 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$252,966	$13,084	$26,858	$79,096	$372,004
Securities	3,323	—	76,759	15,538	95,620
Other (1)	618	—	—	3,794	4,412

Total interest-earning assets	256,907	13,084	103,617	98,428	472,036

Interest-bearing obligations:
NOW, money market, savings, interest checking	97,385	—	—	—	97,385
Time deposits	36,337	44,253	16,268	736	97,594
Brokered CDs	77,391	84,719	22,695	—	184,805
Borrowings	20,000	—	15,000	1,210	36,210

Total interest-bearing obligations	231,113	128,972	53,963	1,946	415,994

Gap	$25,794	$(115,888)	$49,654	$96,482	$56,042

Cumulative gap	$25,794	$(90,094)	$(40,440)	$56,042

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at June 30, 2009, the Corporation had a cumulative liability sensitivity gap position of $90.094 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to earn more net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity. With the Corporation’s current portfolio of variable rate loans, approximately 67%, or $250 million, increasing interest rates will result in increased net interest income because repricing on the majority of deposits will lag asset repricing.
A portion, approximately 33%, of the Corporation’s variable rate loans contain interest rate floors that are higher than the current prime and LIBOR rates that they are indexed to. The majority of these loans with floor rates will reprice with increases in interest rates greater than 150 basis points. These floors are in place to mitigate margin erosion with additional rate decreases.
At December 31, 2008, the Corporation had a cumulative liability sensitivity gap position of $47.708 million within the one-year time frame.
The borrowings in the gap analysis include $15 million of the FHLB advances as fixed-rate advances. These advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis. In 2006, the FHLB converted $20 million of the $25 million total FHLB borrowings from fixed to variable rate.
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

32.

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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of June 30, 2009, the Corporation had excess Canadian liabilities of $56,000 (or $63,000 in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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

33.

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
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

34.

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
Item 4. Submission of Matters to a Vote of Security Holders
The annual meeting of the Registrant’s shareholders was held on May 27, 2009. The purpose of the meeting was to elect directors, as shown below, each for a three-year term expiring in 2012, and to approve, in a nonbinding advisory vote, the Corporation’s executive compensation plan. The number of shares voted is presented in the table below.

Proposal	For	Withheld
Walter J. Aspatore	2,122,734	15,937
Robert H. Orley	2,122,619	16,052
Randolph C. Paschke	2,122,819	15,852
Executive Compensation Plan	1,774,184	341,313

35.

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
(a) Exhibits:

Exhibit 3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004) incorporated herein by reference to exhibit 3.1 of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 3.2(a)	Amended and Restated Bylaws as revised June 27, 2001 incorporated herein by reference to exhibit 3.2(a) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 3.2(b)	Amendment to the Amended and Restated Bylaws adopted August 9, 2004 incorporated herein by reference to exhibit 3.2(b) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 3.2(c)	Second Amendment to the Amended and Restated Bylaws adopted December 2007 incorporated herein by reference to exhibit 3.2(c) of the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer

36.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: August 13, 2009	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER,
EVP / CHIEF FINANCIAL OFFICER (principal accounting officer)

37.