Form 10-Q
period 2009-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2009-11-16
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
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
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Small reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑
As of October 31, 2009, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets — September 30, 2009 (Unaudited), December 31, 2008 and September 30, 2008 (Unaudited)	1

Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three and Nine Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2009 (Unaudited) and September 30, 2008 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3. Quantitative and Qualitative Disclosures About Market Risk	31

Item 4. Controls and Procedures	34

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	35

Item 6. Exhibits and Reports on Form 8-K	36

SIGNATURES	37
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,	September 30,
(Dollars in thousands)	2009	2008	2008
	(unaudited)		(unaudited)
ASSETS

Cash and due from banks	$23,249	$10,112	$8,217
Federal funds sold	—	—	4,422

Cash and cash equivalents	23,249	10,112	12,639

Interest-bearing deposits in other financial institutions	662	582	382
Securities available for sale	80,203	47,490	42,781
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	306,590	296,088	290,406
Mortgage	73,116	70,447	67,576
Installment	4,394	3,745	3,539

Total Loans	384,100	370,280	361,521
Allowance for loan losses	(4,081)	(4,277)	(3,385)

Net loans	380,019	366,003	358,136

Premises and equipment	10,281	11,189	11,360
Other real estate held for sale	5,821	2,189	1,751
Other assets	9,151	10,072	10,110

TOTAL ASSETS	$513,180	$451,431	$440,953

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Noninterest bearing deposits	$33,254	$30,099	$34,858
NOW, money market, checking	88,843	70,584	80,185
Savings	18,807	20,730	18,957
CDs<$100,000	59,637	73,752	74,940
CDs>$100,000	25,409	25,044	30,220
Brokered	192,631	150,888	121,534

Total deposits	418,581	371,097	360,694

Borrowings:
Federal funds purchased	—	—	—
Short-term	—	—	—
Long-term	36,140	36,210	36,210

Total borrowings	36,140	36,210	36,210
Other liabilities	2,693	2,572	2,622

Total liabilities	457,414	409,879	399,526

SHAREHOLDERS’ EQUITY:

Preferred stock outstanding	10,466	—	—
Common stock and additional paid in capital — No par value Authorized - 18,000,000 shares
Issued and outstanding - 3,419,736 shares	43,485	42,815	42,794
Retained earnings (accumulated deficit)	378	(1,708)	(1,456)
Accumulated other comprehensive income	1,437	445	89

Total shareholders’ equity	55,766	41,552	41,427

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$513,180	$451,431	$440,953

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
(Dollars in thousands except per share data)	2009	2008	2009	2008
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,106	$5,537	$15,212	$17,241
Tax-exempt	63	100	237	310
Interest on securities:
Taxable	888	303	2,020	840
Tax-exempt	7	1	11	4
Other interest income	28	87	44	257

Total interest income	6,092	6,028	17,524	18,652

INTEREST EXPENSE:
Deposits	1,550	2,308	4,894	7,924
Borrowings	232	349	774	1,194

Total interest expense	1,782	2,657	5,668	9,118

Net interest income	4,310	3,371	11,856	9,534
Provision for loan losses	700	450	1,400	1,200

Net interest income after provision for loan losses	3,610	2,921	10,456	8,334

OTHER INCOME:
Service fees	236	229	750	597
Net security gains	644	(1)	644	64
Net gains on sale of secondary market loans	247	16	472	113
Proceeds from lawsuit settlement	—	—	—	3,475
Other	1,291	44	1,382	96

Total other income	2,418	288	3,248	4,345

OTHER EXPENSES:
Salaries and employee benefits	1,603	1,534	4,761	5,416
Occupancy	336	336	1,069	1,039
Furniture and equipment	193	202	604	570
Data processing	221	212	665	649
Professional service fees	161	120	458	352
Loan and deposit	402	176	1,175	430
Telephone	50	41	139	125
Advertising	80	93	238	213
Other	397	221	1,043	803

Total other expenses	3,443	2,935	10,152	9,597

Income before provision for income taxes	2,585	274	3,552	3,082
Provision for income taxes	864	58	1,142	958

NET INCOME	1,721	216	2,410	2,124

Preferred dividend expense	185	—	323	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,536	$216	$2,087	$2,124

INCOME PER COMMON SHARE:
Basic	$.45	$.06	$.61	$.62

Diluted	$.45	$.06	$.61	$.62

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Balance, beginning of period	$53,939	$40,975	$41,551	$39,321

Net income for period	1,721	216	2,410	2,124
Net unrealized gain on securities available for sale	226	215	992	29

Total comprehensive income	1,947	431	3,402	2,153
Dividend on preferred stock	(185)	—	(323)	—
Stock option compensation	17	21	52	63
Repurchase of common stock — oddlot shares	—	—	—	(110)
Issuance of preferred stock	—	—	10,382	—
Issuance of common stock warrants	—	—	618	—
Accretion of preferred stock discount	48	—	84	—

Balance, end of period	$55,766	$41,427	$55,766	$41,427

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2009	2008
Cash Flows From Operating Activities:
Net income	$2,410	$2,124
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,494	917
Provision for deferred taxes	1,052	914
Provision for loan losses	1,400	1,200
(Gain) on sales/calls of securities available for sale	(644)	(64)
(Gain) on sales of premises, equipment, and other real estate	17	(35)
Writedown of other real estate	36	936
Stock option compensation	52	63
Change in other assets	(686)	(518)
Change in other liabilities	121	797

Net cash provided by operating activities	5,252	6,334

Cash Flows From Investing Activities:
Net (increase) in loans	(19,212)	(11,144)
Net (increase) decrease in interest-bearing deposits in other financial institutions	(80)	1,428
Purchase of securities available for sale	(50,113)	(45,699)
Proceeds from sales, maturities or calls of securities available for sale	18,976	24,542
Capital expenditures	(540)	(519)
Proceeds from sale of premises, equipment, and other real estate	81	1,317
Net cash paid in connection with branch sales	(28,578)	—

Net cash (used in) investing activities	(79,466)	(30,075)

Cash Flows From Financing Activities:
Net increase in deposits	76,744	39,867
Issuance of Preferred Stock Series A Capital	11,000	—
Dividend on preferred stock	(323)	—
Net increase (decrease) in federal funds purchased	—	(7,710)
Net increase (decrease) in line of credit	—	(1,959)
Principal payments on borrowings	(70)	(70)
Net (decrease) — repurchase of common stock — oddlot shares	—	(110)

Net cash provided by financing activities	87,351	30,018

Net increase (decrease) in cash and cash equivalents	13,137	6,277
Cash and cash equivalents at beginning of period	10,112	6,362

Cash and cash equivalents at end of period	$23,249	$12,639

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest	$5,836	$7,872
Income taxes	90	44

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	4,169	1,804
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine month period ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2008.
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
The Corporation also has a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. The allowance does not include the effects of expected losses related to future events or future changes in economic conditions. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectability.
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
2.	RECENT ACCOUNTING DEVELOPMENTS
Accounting Standards Codification
In June 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“The Codification”). The Codification reorganized existing U.S. accounting and reporting standards issued by the FASB and other related private sector standard setters into a single source of authoritative accounting principles arranged by topic. The Codification supersedes all existing U.S. accounting standards; all other accounting literature not included in the Codification (other than Securities and Exchange Commission guidance for publicly-traded companies) is considered non-authoritative. The Codification was effective on a prospective basis for interim and annual reporting periods ending after September 15, 2009. The adoption of the Codification changed the Company’s references to U.S. GAAP accounting standards but did not impact the Company’s financial statements.

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
2.	RECENT ACCOUNTING DEVELOPMENTS (continued)
Subsequent Events

In May 2009, the FASB issued new guidance for the recognition and disclosure of subsequent events not addressed in other applicable generally accepted accounting principles. The new guidance, which is now part of Accounting Standards Codification (“ASC”) 855, “Subsequent Events”, requires entities to disclose the date through which subsequent events have been evaluated and the nature and estimated financial effects of certain subsequent events. This new guidance is effective for interim or annual financial periods ending after June 15, 2009, and will be applied prospectively. The adoption of this new guidance did not have a material impact on the Company’s financial statements.

Disclosures about Fair Value of Financial Instruments
In April 2009, the FASB issued new guidance for the accounting for other-than temporary impairments. The new guidance, which is now part of ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”), amends the other-than temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The new guidance requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in other comprehensive income. The new guidance was effective for interim reporting periods ending after June 15, 2009. See Note 4 — Investment Securities.

Other-Than-Temporary Impairments
In April 2009, the FASB issued new guidance for the accounting for other-than temporary impairments. The new guidance, which is now part of ASC 320 “Investments — Debt and Equity Securities” (“ASC 320”), amends the other-than temporary impairment (“OTTI”) guidance in GAAP for debt securities and the presentation and disclosure requirements of OTTI on debt and equity securities in the financial statements. This new guidance does not amend existing recognition and measurement guidance related to OTTI of equity securities. The new guidance requires separate display of losses related to credit deterioration and losses related to other market factors. When an entity does not intend to sell the security and it is more likely than not that an entity will not have to sell the security before recovery of its cost basis, it must recognize the credit component of OTTI in earnings and the remaining portion in adoption permitted. The Company adopted the new guidance in the second quarter of 2009, which did not have a material impact on the Company financial statements.

Additional Fair Value Measurement Guidance
In April 2009, the FASB issued new guidance for determining when a transaction is not orderly and for estimating fair value when there has been a significant decrease in the volume and level of activity for an asset or liability. The new guidance, which is now part of ASC 820, “Fair Value Measurements and Disclosures” (ASC 820), requires disclosure of the inputs and valuation techniques used, as well as any changes in valuation techniques and inputs used during the period, to measure fair value in interim and annual periods. In addition, the presentation of the fair value hierarchy is required to be presented by major security type as described in ASC 320. The provisions of the new guidance were effective for interim periods ending after June 15, 2009. The adoption of the new guidance in the second quarter of 2009 did not have a material impact on the Company’s financial statements.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
3.	EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding. Additional shares issued as a result of option exercises would not be dilutive in either period.
The following shows the computation of basic and diluted earnings per share for the three and six months ended September 30, 2009 and 2008 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,721	$216	$2,410	$2,124
Preferred stock dividends	185	—	323	—

Net income available to common shareholders	$1,536	$216	$2,087	$2,124

Weighted average shares outstanding	3,419,736	3,419,736	3,419,736	3,422,777
Effect of dilutive stock options outstanding	—	—	—	—
Diluted weighted average shares outstanding	3,419,736	3,419,736	3,419,736	3,422,777
Earnings per common share:
Basic	$.45	$.06	$.61	$.62
Diluted	$.45	$.06	$.61	$.62
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2009, December 31, 2008 and September 30, 2008 are as follows (dollars in thousands):

	September 30, 2009		December 31, 2008		September 30, 2008
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies — MBS	$72,623	$74,563	$46,316	$46,941	$42,147	$42,234
Obligations of states and political subdivisions	1,207	1,281	498	549	499	547
Corporate Bonds	4,198	4,359	—	—	—	—

Total securities available for sale	$78,028	$80,203	$46,814	$47,490	$42,646	$42,781

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $17.050 million and $17.081 million, respectively, at September 30, 2009.
5.	LOANS
The composition of loans at September 30, 2009, December 31, 2008 and September 30, 2008 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Commercial real estate	$211,994	$185,241	$184,423
Commercial, financial, and agricultural	70,520	79,734	75,610
One to four family residential real estate	66,700	65,595	62,895
Construction:
Commercial	24,076	31,113	30,373
Consumer	6,416	4,852	4,681
Consumer	4,394	3,745	3,539

Total loans	$384,100	$370,280	$361,521

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	LOANS (Continued)

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2009, the year ended December 31, 2008, and the nine months ended September 30, 2008 is as follows: (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Balance at beginning of period	$4,277	$4,146	$4,146
Recoveries on loans	50	121	117
Loans charged off	(1,646)	(2,290)	(2,078)
Provision for loan losses	1,400	2,300	1,200

Balance at end of period	$4,081	$4,277	$3,385

In the first nine months of 2009, net charge off activity of $1.596 million equated to .43% of average loans outstanding compared to net charge-offs of $1.961 million, or .55% of average loans, in the first nine months of 2008. The allowance for loan losses and current year provision is discussed in more detail under “Management’s Discussion and Analysis.”
LOANS — Impaired loans
Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.
Information regarding impaired loans as of September 30, 2009, December 31, 2008 and September 30, 2008 is as follows (dollars in thousands):

				Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2009	2008	2008	2009	2008	2008
	(Unaudited)		(Unaudited)
Balances, at period end
Impaired loans with specific valuation reserve	$6,561	$3,730	$3,913	$1,341	$994	$951
Impaired loans with no specific valuation reserve	4,967	1,157	736	—	—	—

Total impaired loans	$11,528	$4,887	$4,649	$1,341	$994	$951

Impaired loans on nonaccrual basis	$10,655	$4,887	$4,649	$1,341	$994	$951
Impaired loans on accrual basis	3	—	—	—	—	—

Total impaired loans	$10,658	$4,887	$4,649	$1,341	$994	$951

Average investment in impaired loans	$9,809	$4,834	$4,732
Interest income recognized during impairment	32	60	50
Interest income that would have been recognized on an accrual basis	508	377	263
Cash-basis interest income recognized	—	60	50
The average investment in impaired loans was approximately $9.809 million for the nine months ended September 30, 2009, $4.834 million for the year ended December 31, 2008, and $4.732 million for the nine months ended September 30, 2008, respectively. Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
5.	LOANS (Continued)

LOANS — Related parties
The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.
Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Loans outstanding beginning of period	$6,516	$1,720	$1,720
New loans	2,160	372	115
Net activity on revolving lines of credit	812	2,378	2,109
Repayment	(1,205)	(687)	(647)
Change in related party interest	297	2,733	3,758

Loans outstanding end of period	$8,580	$6,516	$7,055

There were no loans to related-parties classified substandard at September 30, 2009, December 31, 2008 or September 30, 2008, respectively. In addition to the outstanding balances above, there were unused commitments of $.114 million to related parties at September 30, 2009.
6.	LONG-TERM BORROWINGS
Long-term borrowings consist of the following at September 30, 2009, December 31, 2008 and September 30, 2008 (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in December 2010	$15,000	$15,000	$15,000

Federal Home Loan Bank variable rate advances at rates ranging from .492% to ..545% maturing in January and February 2011	20,000	20,000	20,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,140	1,210	1,210

	$36,140	$36,210	$36,210

The Federal Home Loan Bank borrowings are collateralized at September 30, 2009 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $27.752 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $16.263 million and $17.021 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2009.
The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.280 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.947 million, and guaranteed by the Corporation.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
7.	STOCK OPTION PLANS
A summary of stock option transactions for the nine months ended September 30, 2009 and 2008, and the year ended December 31, 2008, is as follows:

	September 30,	December 31,	September 30,
	2009	2008	2008
Outstanding shares at beginning of year	446,237	446,417	446,417
Granted during the period	—	—	—
Expired during the period	35,180	180	180

Outstanding shares at end of period	411,057	446,237	446,237

Weighted average exercise price per share at end of period	$12.03	$12.14	$12.14

Shares available for grant at end of period	24,780	18,488	18,488

There were no options granted in the first nine months of 2009 and 2008.

Following is a summary of the options outstanding and exercisable at September 30, 2009:

			Weighted Average
Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price
$9.16	12,500	5,000	9.20	$9.16
$9.75	257,152	120,861	5.20	9.75
$10.65	57,500	11,500	7.20	10.65
$11.50	40,000	8,000	6.00	11.50
$12.00	40,000	8,000	5.70	12.00
$156.00 - $240.00	3,545	3,545	1.50	186.75
$300.00	360	360	.50	300.00

	411,057	157,266	5.60	$12.03

8.	INCOME TAXES
A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At September 30, 2009, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized. The Corporation, as of September 30, 2009 had a net operating loss and tax credit carryforwards for tax purposes of approximately $32.1 million, and $2.1 million, respectively.
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
The Corporation recorded the future benefits from these carryforwards at such time as it became “more likely than not” that they would be utilized prior to expiration. Please refer to further discussion on income taxes contained in “Management’s Discussion and Analysis.” The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $32.1 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.4 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December, 2004.
9.	FAIR VALUE MEASUREMENTS
Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments:
Cash, cash equivalents, and interest-bearing deposits - The carrying values approximate the fair values for these assets.
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

12.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
9.	FAIR VALUE MEASUREMENTS (Continued)
The following table presents information for financial instruments at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009		December 31, 2008
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$23,249	$23,249	$10,112	$10,112
Interest bearing deposits	662	662	582	582
Securities available for sale	80,203	80,203	47,490	47,490
Federal Home Loan Bank stock	3,794	3,794	3,794	3,794
Net loans	380,019	383,241	366,003	372,080
Cash surrender value — life insurance	1,444	1,444	1,397	1,397
Other Real Estate	5,821	5,821	2,189	2,189
Accrued interest receivable	1,504	1,504	1,457	1,457

Total financial assets	$496,696	$499,918	$433,024	$439,101

Financial liabilities:
Deposits	$418,581	$418,313	$371,097	$371,434
Borrowings	36,140	36,523	36,210	36,846
Directors deferred compensation	840	840	912	912
Accrued interest payable	320	320	488	488

Total financial liabilties	$455,881	$455,996	$408,707	$409,680

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
The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2009, and the valuation techniques used by the Corporation to determine those fair values.
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
Disclosures concerning assets and liabilities measured at fair value are as follows (dollars in thousands):
Assets and Liabilities Measured at Fair Value on a Recurring Basis at September 30, 2009

	Quoted Prices in Active	Significant Other	Significant
	Markets for Identical	Observable Inputs	Unobservable Inputs	Balance at
	Assets (Level 1)	(Level 2)	(Level 3)	September 30, 2009
Assets
Investment securities — available for sale	$—	$80,203	$—	$80,203
Liabilities
None
The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2008 or September 30, 2009.
The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2009	(Level 1)	(Level 2)	(Level 3)	September 30, 2009	September 30, 2009
Assets
Impaired loans accounted for under FAS 114	$1,240	$—	$—	$1,240	$510	$590
Other real estate owned	5,821	—	—	5,821	90	248

					$600	$838

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

These commitments are as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Commitments to extend credit:
Variable rate	$37,533	$40,036	$40,133
Fixed rate	8,653	4,487	2,752
Standby letters of credit — Variable rate	1,231	1,838	6,308
Credit card commitments — Fixed rate	2,638	2,438	2,457

	$50,055	$48,799	$51,650

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

Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at September 30, 2009 represents $47.0 million, or 15.33%, compared to $41.5 million, or 14.29%, of the commercial loan portfolio on September 30, 2008. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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
FINANCIAL OVERVIEW
The Corporation recorded third quarter 2009 income of $1.536 million or $.45 per share compared to net income of $.216 million, or $.06 per share for the third quarter of 2008. Net income for the first nine months of 2009 totaled $2.087 million, or $.61 per share, compared to $2.124 million, or $.62 per share, for the same period in 2008.
Weighted average shares totaled 3,419,736 year to date and for the third quarter in 2009 compared to 3,422,777 for the nine month period and 3,419,736 for the third quarter in 2008.
Total assets of the Corporation at September 30, 2009 were $513.180 million, up $72.227 million, or 16.38% from the 440.953 million in total assets reported at September 30, 2008 and up $61.749 million, or 13.68%, from total assets of $451.431 million at year-end 2008. Asset totals at September 30, 2009 reflect increased balances of investment securities of approximately $33 million, which the Corporation added to leverage the $11 million in proceeds from TARP funding. The loan portfolio increased $13.820 million in the first nine months of 2009, from December 31, 2008 balances of $370.280 million. Deposits totaled $418.581 million at September 30, 2009, an increase of 12.80% from the $371.097 million at December 31, 2008.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $13.137 million in 2009. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available-for-sale increased $32.713 million, or 68.9%, from December 31, 2008 to September 30, 2009, with the balance on September 30, 2009, totaling $80.203 million. Investment securities are utilized in an effort to manage interest rate risk and liquidity. In the second quarter of 2009, the Corporation increased its investment portfolio in combination with the funding received, $11.000 million, from the issuance of preferred stock. As of September 30, 2009, investment securities with an estimated fair value of $17.081 million were pledged.
Loans
Through the third quarter of 2009, loan balances increased by $13.820 million, or 3.73%, from December 31, 2008 balances of $370.280 million. During the first nine months of 2009, the Bank had total loan production of $72.8 million. This loan production, however, was significantly offset by normal principal runoff and amortization, $30.6 million, and large paydowns and refinancing, which totaled $11.4 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at September 30, 2009, December 31, 2008 and September 30, 2008 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2009	Total	2008	Total	2008	Total
Commercial real estate	$211,994	55.19%	$185,241	50.03%	$184,423	51.01%
Commercial, financial, and agricultural	70,520	18.36	79,734	21.53	75,610	20.91
One to four family residential real estate	66,700	17.37	65,595	17.72	62,895	17.40
Consumer	4,394	1.14	3,745	1.01	3,539	0.98
Construction:
Commercial	24,076	6.27	31,113	8.40	30,373	8.40
Consumer	6,416	1.67	4,852	1.31	4,681	1.30

Total loans	$384,100	100.00%	$370,280	100.01%	$361,521	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2009, December 31, 2008 and September 30, 2008 (dollars in thousands):

	September 30, 2009			December 31, 2008			September 30, 2008
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
R/E — oper of nonresidential bldgs.	$47,007	15.33%	84.29%	$41,299	13.95%	99.39%	$41,486	14.29%	100.14%
Hospitality and tourism	45,867	14.96	82.25	35,086	11.85	84.44	35,287	12.15	85.18
Real estate agents & managers	23,996	7.83	43.03	29,292	9.89	70.49	29,277	10.08	70.67
Commercial construction	24,076	7.85	43.17	31,113	10.51	74.88	30,373	10.46	73.32
Other	165,644	54.03	297.03	159,298	53.80	383.37	153,983	53.02	371.70

Total Commercial Loans	$306,590	100.00%		$296,088	100.00%		$290,406	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2009. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the nine months ended September 30, 2009 amounted to $1.596 million, or .43% of average loans outstanding, compared to $1.961 million, .55% of average loans outstanding, for the same period in 2008. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. The $10.273 million increase in nonperforming assets from 2008 year end balances of $7.076 million includes two large credit relationships in Southeast Michigan that account for approximately 50% of the increase.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The table below shows period end balances of non-performing assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Nonperforming Assets :
Nonaccrual loans	$10,655	$4,887	$4,649
Loans past due 90 days or more	—	—	—
Restructured loans	873	—	—

Total nonperforming loans	11,528	4,887	4,649
Other real estate owned	5,821	2,189	1,751

Total nonperforming assets	$17,349	$7,076	$6,400

Nonperforming loans as a % of loans	3.00%	1.32%	1.29%

Nonperforming assets as a % of assets	3.38%	1.57%	1.45%

Reserve for Loan Losses:
At period end	$4,081	$4,277	$3,385

As a % of loans	1.06%	1.16%	.94%

As a % of nonperforming loans	35.40%	87.52%	72.81%

As a % of nonaccrual loans	38.30%	87.52%	72.81%

The following ratios assist management in the determination of the Corporation’s credit quality:

	September 30,	December 31,	September 30,
	2009	2008	2008
Total loans, at period end	$384,100	$370,280	$361,521

Average loans for the year	370,952	361,324	359,729

Allowance for loan losses	4,081	4,277	3,385

Allowance to total loans at period end	1.06%	1.16%	.94%

Net charge-offs during the period	$1,596	$2,169	$1,961

Net charge-offs to average loans	.43%	.60%	.55%

Net charge-offs to beginning allowance balance	37.32%	52.32%	47.30%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2009 provided findings similar to management on the overall adequacy of the reserve.

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table will provide additional information with respect to our nonperforming assets as of September 30, 2009 (dollars in thousands):

		Most
		Recent	Reserve
Collateral Type	Balance	Appraisal	Allocation
Nonaccrual Loans
Non-farm/non-residential (SEM)	$4,677	$5,200	$520
Non-farm/non-residential (NLP)	1,937	2,688	47
Construction/development (SEM)	1,000	460	400
Commercial general (SEM)	606	25	99
Non-farm/non-residential (UP)	585	901	—
Cabins/land (NLP)	449	449	—
Non-farm/non-residential and commercial unsecured (SEM)	371	450	15
1-4 family (UP)	222	284	13
1-4 family (NLP)	214	221	—
Commercial general & automobile (SEM)	201	—	201
Conv 5+ residential properties (UP)	151	100	—
Land development (NLP)	93	100	—
Commercial general (UP)	88	—	50
Land (NLP)	38	130	—
Commercial general (NLP)	20	—	—
Recreational (UP)	3	—	—

Total nonaccrual loans	10,655	11,008	1,345

Restructured loans

Non-farm/non-residential (UP)	873	1,279	—

Other Real Estate
Land development (SEM)	2,133	2,370	—
Non-farm/non-residential (NLP)	1,018	1,285	—
Land development/condo (NLP)	630	700	—
Land development (NLP)	511	645	—
Non-farm/non-residential (SEM)	508	620	—
Construction/development (NLP)	424	485	7
1-4 family (UP)	276	330	—
Non-farm/non-residential (UP)	216	240	—
Downtown store frontage/2/1-4 family (UP)	77	85	—
1-4 family (NLP)	28	35	—

Total other real estate	5,821	6,795	7

Total nonperforming assets	$17,349	$19,082	$1,352

REGIONAL BREAKOUT OF NONPERFORMING ASSETS
NLP — NORTHERN LOWER PENINSULA	$5,362	$6,738	$54
UP — UPPER PENINSULA	2,491	3,219	63
SEM — SOUTHEAST MICHIGAN	9,496	9,125	1,235

TOTAL	$17,349	$19,082	$1,352

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

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is the allocation of the allowance for loan losses as of September 30, 2009, December 31, 2008 and September 30, 2008 (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Commercial, financial and agricultural loans	$3,564	$3,819	$2,974
One to four family residential real estate loans	47	27	53
Consumer loans	9	40	9
Unallocated and general reserves	461	391	349

Totals	$4,081	$4,277	$3,385

As of September 30, 2009, the allowance for loan losses represented 1.06% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30, 2009	December 31, 2008	September 30, 2008
Balance at beginning of period	$2,189	$1,226	$1,226
Other real estate transferred from loans due to foreclosure	4,205	2,849	2,745
Reclassification of redemption OREO	(475)	—	—
Other real estate sold/written down	(82)	(1,886)	(2,220)
Loss on sale of other real estate	(16)	—	—

Balance at end of period	$5,821	$2,189	$1,751

During the first nine months of 2009, the Corporation received real estate in lieu of loan payments of $4.205 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balance. Any additional reduction in the fair value results in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first nine months of 2009. Total deposits increased by $47.484 million, or 12.80%, in the first nine months of 2009. The increase in deposits for the first nine months of 2009 is composed of an increase in noncore deposits of $42.108 million and an increase in core deposits of $5.376 million, along with growth of $30 million to replace deposits of two branch offices sold during the third quarter of 2009. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds. Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2009	% of Total	2008	% of Total	2008	% of Total
Non-interest-bearing	$33,254	7.94%	$30,099	8.11%	$34,858	9.66%
NOW, money market, checking	88,843	21.23	70,584	19.02	80,185	22.23
Savings	18,807	4.49	20,730	5.59	18,957	5.26
Certificates of Deposit <$100,000	59,637	14.25	73,752	19.87	74,940	20.78

Total core deposits	200,541	47.91	195,165	52.59	208,940	57.93

Certificates of Deposit >$100,000	25,409	6.07	25,044	6.75	30,220	8.38
Brokered CDs	192,631	46.02	150,888	40.66	121,534	33.69

Total non-core deposits	218,040	52.09	175,932	47.41	151,754	42.07

Total deposits	$418,581	100.00%	$371,097	100.00%	$360,694	100.00%

Borrowings
The Corporation historically used alternative funding sources to provide long-term, stable sources of funds. Current FHLB borrowings total $35.000 million with stated maturities ranging through February 2011. Borrowings at quarter end include $20.000 million with adjustable rates that reprice quarterly based upon the three month LIBOR. The FHLB has the option to convert the remaining $15.000 million fixed-rate advances to adjustable rate advances on the original call date and quarterly thereafter. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.
Shareholders’ Equity
Total shareholders’ equity increased $14.214 million from December 31, 2008 to September 30, 2009. This increase includes the increase from the Preferred Stock issue, $10.382 million, along with the issuance of common stock warrants, $.618 million. Also contributing to the increase in shareholders’ equity was net income of $2.087 million, contributed capital of $52,000, in recognition of stock option expense, an increase in the market value of securities of $.992 million and the accretion of the discount on preferred stock of $84,000.

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
RESULTS OF OPERATIONS
Summary
The Corporation reported income of $2.087 million for the first nine months of 2009, $.61 per share, compared to net income of $2.124 million, $.62 per share, in the first nine months of 2008. In the third quarter of 2009, net income was $1.536 million, $.45 per share, compared to $.216 million, $.06 per share, in the third quarter of 2008.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest margin on a fully taxable equivalent basis increased to $4.346 million, 3.69% of average earning assets, in the third quarter of 2009, compared to $3.423 million, 3.44% of average earning assets, in the third quarter of 2008. For the nine month period in 2009, net interest margin increased to $11.983 million, 3.57% of average earning assets, compared to $9.696 million, 3.30% of average earning assets, for the same period in 2008. Margin improvement in 2009 was primarily due to a reduction in funding costs between periods as average interest rates on brokered deposits declined more than rates on earning assets.
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

	Three Months Ended
								2009-2008
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	Variance	Variance	Variance	Variance

Loans (1,2,3)	$370,310	$358,844	$11,466	5.57%	6.31%	$5,201	$5,689	$(488)	$180	$(657)	(11)
Taxable securities	91,837	24,647	67,190	3.84	4.89	888	303	585	819	(65)	(169)
Nontaxable securities	1,226	68	1,158	3.56	11.70	11	2	9	34	(1)	(24)
Federal funds sold	—	7,944	(7,944)	—	2.00	—	40	(40)	(40)	(40)	40
Other interest-earning assets	4,434	4,178	256	2.51	4.48	28	47	(19)	3	(21)	(1)

Total earning assets	467,807	395,681	72,126	5.20	6.11	6,128	6,081	47	996	(784)	(165)

Reserve for loan losses	(4,231)	(3,500)	(731)
Cash and due from banks	24,233	7,443	16,790
Intangible assets	1	74	(73)
Other assets	25,877	24,004	1,873

Total assets	$513,687	$423,702	$89,985

NOW and money market deposits	$73,236	$78,645	$(5,409)	0.96	1.55	177	307	(130)	(21)	(116)	7
Interest checking	8,853	2,087	6,766	1.88	3.05	42	16	26	51	(6)	(19)
Savings deposits	21,273	17,453	3,820	0.73	1.41	39	62	(23)	13	(30)	(6)
CDs <$100,000	66,291	76,621	(10,330)	2.61	3.75	436	723	(287)	(97)	(219)	29
CDs >$100,000	25,777	29,905	(4,128)	2.31	3.61	150	271	(121)	(37)	(97)	13
Brokered deposits	191,471	103,012	88,459	1.46	3.59	706	930	(224)	792	(547)	(469)
Borrowings	36,194	37,245	(1,051)	2.54	3.73	232	349	(117)	(10)	(110)	3

Total interest-bearing liabilities	423,095	344,968	78,127	1.67	3.07	1,782	2,658	(876)	691	(1,125)	(442)
Demand deposits	32,201	33,654	(1,453)
Other liabilities	3,797	3,983	(186)
Shareholders’ equity	54,594	41,097	13,497

Total liabilities and shareholders’ equity	$513,687	$423,702	$89,985

Rate spread				3.53%	3.04%

Net interest margin/revenue				3.69%	3.44%	$4,346	$3,423	$923	$305	$341	$277

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate.

(3)	Interest income on loans includes loan fees.

	Nine Months Ended
								2009-2008
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2009	2008	(Decrease)	2009	2008	2009	2008	Variance	Variance	Variance	Variance

Loans (1,2)	$370,952	$359,729	$11,223	5.61	6.58%	$15,570	$17,712	$(2,142)	$552	$(2,597)	(97)
Taxable securities	72,214	24,171	48,043	3.74	4.63	2,020	838	1,182	1,664	(161)	(321)
Nontaxable securities	838	69	769	2.70	11.62	17	6	11	67	(5)	(51)
Federal funds sold	—	5,086	(5,086)	—	2.44	—	93	(93)	(93)	(93)	93
Other interest-earning assets	4,400	4,349	51	1.34	5.07	44	165	(121)	2	(121)	(2)

Total earning assets	448,404	393,404	55,000	5.26	6.39	17,651	18,814	(1,163)	2,192	(2,977)	(378)

Reserve for loan losses	(4,494)	(3,820)	(674)
Cash and due from banks	18,469	6,569	11,900
Intangible assets	17	94	(77)
Other assets	24,364	23,644	720

Total assets	$486,760	$419,891	$66,869

NOW and money market deposits	$70,214	$80,274	$(10,060)	0.85	1.75	448	1,054	(606)	(132)	(541)	67
Interest checking	6,380	707	5,673	1.93	3.02	92	16	76	128	(6)	(46)
Savings deposits	20,791	14,275	6,516	0.73	1.10	113	118	(5)	54	(40)	(19)
CDs <$100,000	69,838	80,291	(10,453)	2.87	4.22	1,497	2,537	(1,040)	(330)	(814)	104
CDs >$100,000	25,823	26,622	(799)	2.48	4.00	479	798	(319)	(24)	(303)	8
Brokered deposits	173,600	105,730	67,870	1.74	4.30	2,265	3,401	(1,136)	2,181	(2,018)	(1,299)
Borrowings	36,404	39,677	(3,273)	2.84	4.02	774	1,194	(420)	(98)	(349)	27

Total interest-bearing liabilities	403,050	347,576	55,474	1.88	3.50	5,668	9,118	(3,450)	1,779	(4,071)	(1,158)
Demand deposits	31,285	28,824	2,461
Other liabilities	3,624	3,159	465
Shareholders’ equity	48,801	40,332	8,469

Total liabilities and shareholders’ equity	$486,760	$419,891	$66,869

Rate spread				3.38%	2.89%

Net interest margin/revenue				3.57%	3.30%	$11,983	$9,696	$2,287	$413	$1,094	$780

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate. (3) Interest income on loans includes loan fees.

(3)	Interest income on loans includes loan fees.
Approximately 65% of the Corporation’s loan portfolio repriced downward with prime rate reductions that occurred in 2008. The reduced rates of the Corporation’s loan portfolio are reflected in the overall decrease in rates on earning assets from 6.39% in the first nine months of 2008 to 5.26% in the first nine months of 2009. In the three month comparative periods, rates declined on earning assets from 6.11% in 2008 to 5.20% in 2009. During the period of prime rate reductions, the Corporation reduced bank deposit rates in order to mitigate the impact on earnings. The Corporation is somewhat reliant on wholesale funding sources, specifically brokered deposits. The

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Corporation had brokered deposit average balances of $173.600 million in the first nine months of 2009 with an average cost of 1.74% compared to $105.730 million at 4.30% in the first nine months of 2008. The Corporation had average balances of $191.471 million in the third quarter of 2009 with an average cost of 1.46% compared to $103.012 million at 3.59% in the third quarter of 2008.
This repricing of wholesale deposits is the primary reason for the margin improvement in the three and nine month periods ending September 30, 2009.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first nine months of 2009, the Corporation recorded a $1.400 million provision for loan loss. During the first nine months of 2008, the Corporation recorded a $1.200 million provision for loan loss. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Noninterest Income
Other income decreased by $1.097 million for the nine months ended September 30, 2009, compared to the nine months ended September 30, 2008. The Corporation recognized a benefit from the settlement of a shareholder lawsuit in the first nine months of 2008, which amounted to $3.475 million. In the third quarter of 2009 the Corporation realized a gain of $1.208 million from the sale of two branch offices. Service fees increased $.153 million, or 25.6% in the first nine months of 2009, while other noninterest income increased $.078 million. Revenue due to loans produced and sold in the secondary market amounted to $.472 million compared to $.113 million a year ago. We expect to continue to benefit from secondary market activity in future periods as the refinancing boom continues. The Corporation is also expecting to increase other income from sources such as fees from the sale of SBA guaranteed loans.
During the third quarter of 2009, the Corporation recognized $2.418 million in noninterest income, compared to $.288 million for the third quarter of 2008. Noninterest income for the third quarter of 2009 includes the $1.208 million gain on the sale of two branch offices and $.644 million of securities gains. Net gains on sales of secondary market loans were $.247 million in the third quarter of 2009, compared to $16,000 in the third quarter of 2008. The increase in noninterest income from these loan sales was attributed to increased activity in mortgage loans, along with the Bank’s success in generating SBA loans and subsequent selling of the guaranteed portion of these loans. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details noninterest income for the three and nine months ended September 30, 2009 and 2008 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2009	2008	2009-2008	2009	2008	2009-2008
Service fees	$236	$229	3.1	$750	$597	25.6
Net gains on sale of secondary market loans	247	16	1,443.8	472	113	317.7
Net gain on sale of branches	1,208	—	N/A	1,208	—	N/A
Proceeds from lawsuit settlements	—	—	N/A	—	3,475	639.4
Other noninterest income	83	44	88.6	174	96	81.3

Subtotal	1,774	289	513.8	2,604	4,281	(39.2)

Net security gain (loss)	644	(1)	N/A	644	64	N/A

Total noninterest income	$2,418	$288	739.6	$3,248	$4,345	(25.2)

26.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Other Expenses
Other expenses increased $.555 million for the nine months ended September 30, 2009, compared to the same period in 2008. The most significant increase in other expenses for the year and third quarter was FDIC insurance premiums and loan and deposit expenses related to nonperforming assets. Salaries and employee benefits decreased $.655 million, or 12.1% during the first nine months of 2009 when compared to the same periods in 2008. The decrease was largely caused by a $.425 million severance agreement included in the 2008 nine month period. During the first nine months of 2008, the Corporation settled a long standing derivative shareholder lawsuit. As a part of this settlement, the Corporation received funds amounting to $3.475 million, recorded as other income, and a dismissal of unpaid legal fees, totaling $95,000, related to the defense of prior directors of the Corporation. The reversal of the accrual for these fees contributed to the reduction in professional service fees for the first nine months of 2009, compared to the same period in 2008. Management continually reviews all areas of noninterest expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details noninterest expense for the three and nine months ended September 30, 2009 and September 30, 2008 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2009	2008	2009-2008%	2009	2008	2009-2008%
Salaries and employee benefits	$1,603	$1,534	4.5	$4,761	$5,416	(12.1)
Occupancy	336	336	0.0	1,069	1,039	2.9
Furniture and equipment	193	202	(4.5)	604	570	6.0
Data processing	221	212	4.2	665	649	2.5
Professional service fees	161	120	34.2	458	352	30.1
Loan and deposit :
FDIC insurance premiums	203	30	N/M	668	48	N/M
Other loan and deposit	199	146	N/M	507	382	N/M
Telephone	50	41	22.0	139	125	11.2
Advertising	80	93	(14.0)	238	213	11.7
Other	397	221	79.6	1,043	803	29.9

Total noninterest expense	$3,443	$2,935	17.3	$10,152	$9,597	5.8

Federal Income Taxes
Current Federal Tax Provision
The Corporation recorded a current period federal tax provision of $1.142 million in the first nine months of 2009, compared to a $.958 million provision in the same period in 2008.

27.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of September 30, 2009, the Corporation had an NOL carryforward of approximately $34.1 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $22 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
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
During the first nine months of 2009, the Corporation increased cash and cash equivalents by $13.137 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by financing activities, with a net increase in deposits of $47.484 million, net of branch sales, and an increase of $11.000 million from the issuance of preferred stock. Offsetting the increases provided by financing activities were uses in investing activities, most significantly increase of $50.113 million in securities available for sale, along with an increase in loans of $19.181 million, also net of branch sales. The increase in deposits was composed of an increase in brokered deposits of $41.743 million combined with an increase in bank deposits of $5.711 million, which is net of the deposits of two branches that were sold. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
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

28.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At September 30, 2009, the Bank’s core deposits in relation to total funding were 44.10% compared to 52.64% at September 30, 2008. These ratios indicated at September 30, 2009, that the Bank has increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of September 30, 2009, the Bank had $18.375 million of unsecured lines available and another $10.750 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s liquidity plan for 2009 includes strategies to increase core deposits in the Corporation’s local markets. The new deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits to reduce the dependency on non-core deposits, while also reducing interest costs. The Corporation’s liquidity plan for 2009 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2009, the Corporation and Bank were well capitalized. The Corporation is currently exploring its alternatives for the possible issuance of equity or debt in order to provide a broader base to support future asset growth. During the first nine months of 2009, total capitalization increased by $14.214 million.

29.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2009	2008	2008
Capital Structure
Shareholders’ equity	$55,766	$41,552	$41,427

Total capitalization	$55,766	$41,552	$41,427

Tangible capital	$55,766	$41,506	$41,362

Intangible Assets
Core deposit premium	$—	$46	$65
Other identifiable intangibles	—	—	—

Total intangibles	$—	$46	$65

Regulatory capital

Tier 1 capital:
Shareholders’ equity	$55,766	$41,552	$41,427
Net unrealized (gains) losses on available for sale securities	(1,437)	(445)	(89)
Less: intangibles	—	(46)	(65)
Less: disallowed deferred tax asset	(5,000)	(6,200)	(6,600)

Total Tier 1 capital	$49,329	$34,861	$34,673

Tier 2 Capital:
Allowable reserve for loan losses	$4,081	$4,277	$3,385
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,081	4,277	3,385

Total capital	$53,410	$39,138	$38,058

Risk-adjusted assets	$404,883	$376,986	$369,011

Capital ratios:
Tier 1 Capital to average assets	9.74%	8.01%	8.31
Tier 1 Capital to risk weighted assets	12.18%	9.25%	9.40
Total Capital to risk weighted assets	13.19%	10.38%	10.31
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2009	10.87%	10.87%	9.74%	12.18%	13.19%
September 30, 2008	9.40%	9.38%	8.31%	9.40%	10.31%

The Bank:
September 30, 2009	9.46%	9.46%	8.32%	10.40%	11.40%
September 30, 2008	9.31%	9.30%	8.26%	9.32%	10.22%

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
The Corporation also has $80.203 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
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

31.

MACKINAC FINANCIAL CORPORATION
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
The following are the Corporation’s repricing opportunities at September 30, 2009 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$252,042	$19,109	$28,515	$84,434	384,100
Securities	15,037	64,360	806	—	80,203
Other (1)	662	—	—	3,794	4,456

Total interest-earning assets	267,741	83,469	29,321	88,228	468,759

Interest-bearing obligations:
NOW, money market, savings and interest checking	107,650	—	—	—	107,650
Time deposits	26,410	43,077	14,887	672	85,046
Brokered deposits	82,614	55,777	50,712	3,528	192,631
Borrowings	20,000	—	15,000	1,140	36,140

Total interest-bearing obligations	236,674	98,854	80,599	5,340	421,467

Gap	$31,067	$(15,385)	$(51,278)	$82,888	$47,292

Cumulative gap	$31,067	$15,682	$(35,596)	$47,292

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at September 30, 2009, the Corporation had a cumulative asset sensitivity gap position of $15.682 million within the one-year time frame. The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to lose net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity. With the Corporation’s current portfolio of variable rate loans, approximately 67%, or $250 million, increasing interest rates will result in increased net interest income because repricing on the majority of deposits will lag asset repricing.
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
The borrowings in the gap analysis include $15 million of the FHLB advances as fixed-rate advances. These advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis. In 2008 the FHLB converted $20 million of the $35 million total FHLB borrowings from fixed to variable rate.
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
FOREIGN EXCHANGE RISK
In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange. The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking offices in Sault Ste. Marie, Michigan. To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities. As of September 30, 2009, the Corporation had excess Canadian assets of $.468 million (or $.500 million in U.S. dollars). Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.
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
There was no change in the Corporation’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Corporation’s fiscal quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: November 16, 2009	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER,
EVP/CHIEF FINANCIAL OFFICER (principal accounting officer)

37.