Form 10-K
period 2009-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2010-03-30
CIK 36506

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009

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
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (888) 343-8147
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered

Common Stock, no par value	The NASDAQ Stock Market, LLC
Securities registered pursuant to Section 12(g) of the Act:
None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.) Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. Yes ☐ No ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $4.50 as of June 30, 2009, was $8.297 million. As of March 30, 2010, there were outstanding, 3,419,736 shares of the Corporation’s Common Stock (no par value).
Documents Incorporated by Reference:
Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2009, are incorporated by reference into Parts I and II of this Report.
Portions of the Corporation’s Proxy Statement for the 2010 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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
RECAPITALIZATION – RECENT HISTORY
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
In 2009, the Bank sold the fixed assets and deposits of the Ontonagon and South Range branch offices which were located in Ontonagon and Houghton counties.
The Bank currently has 6 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan’s Lower Peninsula. The Bank maintains offices in Chippewa, Grand Traverse, Luce, Manistee, Marquette, Menominee, Oakland, Otsego, and Schoolcraft Counties. The Bank provides drive-in convenience at 7 branch locations and has 10 automated teller machines. The Bank has no foreign offices.
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
Employees
As of December 31, 2009, the Corporation and its subsidiaries employed, in the aggregate, 104 employees equating to 100 full-time equivalents. The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation. Management believes its relationship with its employees to be good.
Business
The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate – operators of nonresidential buildings industry. This concentration represented $48.689 million or 15.93% of the commercial loan portfolio at December 31, 2009. The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank’s market areas is affected by summer and winter tourism activities.
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
The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured lines totaled $15.875 million at December 31, 2009, with an additional $7.085 million available if collateralized.
As of December 31, 2009, the Bank had no material risks relative to foreign sources. See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2009 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.
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
Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
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
Under the CPP, the Corporation issued previously authorized preferred stock with a 5% annual dividend rate to the Treasury. The Corporation also, as a required part of this transaction, issued 379,093 common stock warrants with an exercise price of $4.35 per share. The preferred stock and common stock warrants were issued on the closing date, April 24, 2009.
Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
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

Selected Statistical Information
I. Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential
The key components of net interest income, the daily average balance sheet for each year – including the components of earning assets and supporting obligations – the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
II. Investment Portfolio
     A. Investment Portfolio Composition
The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2009	2008	2007
U.S. Agencies — MBS	$45,238	$46,941	$20,969
State and political subdivisions	1,275	549	628

TOTAL	$46,513	$47,490	$21,597

     B. Relative Maturities and Weighted Average Interest Rates
The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2009 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	year or less	five years	ten years	10 years	TOTAL	Yield (1)
U.S. Agencies — MBS	$30,352	$16,589	$—	$—	$46,941	3.69%
State and political subdivisions	5	26	518	—	549	7.96%

TOTAL	$30,357	$16,615	$518	$—	$47,490

Weighted average yield (1)	3.08%	4.81%	8.02%	—%	3.74%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio
     A. Type of Loans
The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Commercial real estate	$208,895	$185,241	$171,695	$154,332	$118,637
Commercial, financial and agricultural	72,184	79,734	78,192	71,385	56,686
One-to-four family residential real estate	67,232	65,595	57,613	58,014	44,660
Construction	31,709	35,965	44,042	36,009	17,503
Consumer	4,290	3,745	3,537	2,841	2,285

TOTAL	$384,310	$370,280	$355,079	$322,581	$239,771

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2009, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total
In one year or less:
Variable interest rates	$41,560	$30,446	$7,688	$801	$13,451	$93,946
Fixed interest rates	17,742	16,398	3,388	612	3,910	42,050

After one year but within five years:
Variable interest rates	75,370	8,109	3,546	12	7,699	94,736
Fixed interest rates	48,712	12,392	5,506	2,572	2,494	71,676

After five years:
Variable interest rates	20,824	2,069	40,483	—	3,859	67,235
Fixed interest rates	4,687	2,770	6,621	293	296	14,667

TOTAL	$208,895	$72,184	$67,232	$4,290	$31,709	$384,310

     C. Risk Elements
The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Nonaccrual loans	$14,368	$4,887	$3,298	$2,899	$15

Interest income that would have been recorded for nonaccrual loans under original terms	700	377	391	114	134

Interest income recorded during period for nonaccrual loans	40	60	129	7	78

Accruing loans past due 90 days or more	—	—	710	40	99

Restructured loans not included above	869	—	—	—	—
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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2009	2008	2007	2006	2005
Balance of allowance for loan losses at beginning of period	$4,277	$4,146	$5,006	$6,108	$6,966

Loans charged off:
Commercial, financial, and agricultural	2,465	2,062	1,148	199	448
Real estate — construction	—	—	—	—	—
Real estate — mortgage	282	157	89	88	493
Consumer	71	71	73	45	51

Total loans charged off	2,818	2,290	1,310	332	992

Recoveries of loans previously charged off:
Commerical, financial, and agricultural	38	114	15	53	102
Real estate — construction	—	—	—	—	—
Real estate — mortgage	16	—	—	13	23
Consumer	12	7	35	25	9

Total recoveries	66	121	50	91	134

Net loans charged off	2,752	2,169	1,260	241	858
Provisions charged to expense	3,700	2,300	400	(861)	—

Balance at end of period	$5,225	$4,277	$4,146	$5,006	$6,108

Average loans outstanding	374,796	361,324	333,415	278,953	207,928

Ratio of net charge-offs during period to average loans outstanding	.73%	.60%	.38%	.08%	.41%

     B. Allocation of Allowance for Loan Losses
The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2009		2008		2007		2006		2005
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial, financial and agricultural	$4,805	91.96%	$3,819	89.29%	$3,808	91.85%	$3,600	71.91%	$1,492	24.42%

Real estate-construction	—		—		—	—	—	—	—	—

1-4 family residential real estate	23	.44%	27	.63%	22	.53%	23	.46%	17	.28%

Consumer	13	.25%	40	.94%	20	.48%	—	—	—	—

Specific reserve on loans sold subsequent to year end	—	—	—	—	—	—	—	—	—	—

Unallocated and general reserves	384	7.35%	391	9.14%	296	7.14%	1,383	27.63%	4,599	75.30%

TOTAL	$5,225	100.00%	$4,277	100.00%	$4,146	100.00%	$5,006	100.00%	$6,108	100.0%

V. Deposits
Deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
VI. Return on Equity and Assets
Selected financial data of the Corporation is contained in the Corporation’s 2009 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.
See Item 6 of this Form 10-K, “Selected Financial Data”
VII. Financial Instruments with Off-Balance Sheet Risk
Information relative to commitments, contingencies, and credit risk are discussed in Note 18 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2009 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES
The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.
Information regarding specific branch locations is contained in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 10 branch locations, 8 are owned and 2 are leased.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 18 of the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position
Paul D. Tobias	59	Chairman and Chief Executive Officer

Kelly W. George	42	President

Ernie R. Krueger	60	Executive Vice President/Chief Financial Officer
Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the caption “Directors and Officers.”
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2009 Annual Report to Shareholders, and is incorporated herein by reference.
The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. The

Bank currently has a negative retained earnings position which precludes payment of dividends. The Bank, in order to pay dividends, would need to seek regulatory approval for the restatement of its equity to eliminate the negative retained earnings position. There were no dividends declared or paid in 2007, 2008 and 2009. There were no sales of unregistered securities in 2009, nor were there any repurchases of the Corporation’s common stock in 2009.
Additional information regarding the Corporation’s common stock is contained in the Corporation’s 2009 Annual Report under the caption “Market Information,” and is incorporated herein by reference.
Information regarding securities authorized for issuance under equity compensation plans may be found under Item 12 of this report.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data of the Corporation is contained in the Corporation’s 2009 Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2009 Annual Report to Shareholders
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2009 Annual Report to Shareholders
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2009, 2008, and 2007, in the Corporation’s 2009 Annual Report to Shareholders.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2009, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2009, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”
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
Chief Financial Officer
Manistique, Michigan
March 30, 2010

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 26, 2010, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to compensation of the Corporation’s executive officers and directors is contained under the captions “Remuneration of Directors” and “Executive Compensation,” in the Corporation’s Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management is contained under the caption “Beneficial Ownership of Common Stock” in the Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
The following table provides information as of December 31, 2009, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

Number of securities
remaining available
		Weighted average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	411,057	$12.03	24,780

Equity compensation plans not approved by security holders	—	—	—

Total	411,057	$12.14	24,780

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions is contained under the caption “Indebtedness of and Transactions with Management” in the Corporation’s Proxy Statement and is incorporated herein by reference.

Additional information is contained under the caption “Information about Directors and Executive Officers” within the Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Corporation’s Proxy Statement for its 2010 Annual Meeting of Shareholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(commission file number for all incorporated documents: 0-20167)
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2009, and 2008

(iii)	Consolidated Statements of Operations for the years ended December 31, 2009, 2008, and 2007

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2009, 2008, and 2007

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008, and 2007

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document

3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004) (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-K filed March 31, 2009)

Exhibit
Number	Document

3.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Mackinac Financial Corporation dated April 21, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed April 24, 2009)

3.2(a)	Amended and Restated Bylaws as revised June 27, 2001(incorporated by reference to Exhibit 3.2(a) to the Corporation’s Form 10-K filed March 31, 2009)

3.2(b)	Amendment to the Amended and Restated Bylaws adopted August 9, 2004(incorporated by reference to Exhibit 3.2(b) to the Corporation’s Form 10-K filed March 31, 2009)

3.2(c)	Second Amendment to the Amended and Restated Bylaws adopted December 2007 (incorporated by reference to Exhibit 3.2(c) to the Corporation’s Form 10-K filed March 31, 2009)

3.3	Amendment to the Amended and Restated Bylaws adopted October 6, 2004 (incorporated by reference to Exhibit 3.3 to the Corporation’s Form 10-K filed March 31, 2008)

3.4	Second Amended and Restated Bylaws of Mackinac Financial Corporation Revised April 14, 2009 (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed April 24, 2009)

4.1	Rights Agreement dated as of June 21, 2000 between the Corporation and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Corporation’s Form 8-K filed July 31, 2000)

4.2	Amendment to Rights Agreement dated August 9, 2004 (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004)

4.3	Amendment No. 2 to Rights Agreement dated December 2004 ( incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004)

4.4	Warrant to Purchase Common Stock dated April 24, 2009 (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed April 24, 2009)

10.1	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006)**

Exhibit
Number	Document

10.2	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006)**

10.3	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006)**

10.4	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006)**

10.5	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006)**

10.6	Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006)**

10.7	Form of Stock Option Agreement for Paul D. Tobias and the Corporation (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004)**

10.8	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004)**

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004)

10.10	Stock Option Plan (incorporated by reference to the Corporation’s Proxy Statement for its Annual Meeting of Shareholders held April 21, 1994)

10.11	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s nonemployee directors (incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

10.12	North Country Financial Corporation Stock Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

Exhibit
Number	Document

10.13	North Country Financial Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

10.14	North Country Financial Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000)**

10.15	North Country Financial Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999)**

10.16	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007)**

10.17	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007)**

10.18	Stock Option Agreement dated December 15, 2006, between the Corporation and L. Brooks Patterson (incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed March 30,2007)**

10.19	Stock Option Agreement dated December 15, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.31 of the Corporation’s Form 10-K filed March 30, 2007)**

10.20	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-K filed March 30, 2007)**

10.21	Separation Agreement dated June 19, 2008, between the Corporation and Eliot Stark (incorporated by reference to Exhibit 5.1 to the Corporation’s Form 8-K filed July 3, 2008)**

10.23	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004)**

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004)

Exhibit
Number	Document

10.25	Stock Option Plan (incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held April 21, 1994)**

10.26	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors (incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.27	North Country Financial Corporation Stock Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.28	North Country Financial Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.29	North Country Financial Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000 for the quarter ended March 31, 2000)**

10.30	North Country Financial Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999)**

10.31	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007)**

10.32	Amended and Restated Employment Agreement dated January 31, 2007, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007)**

10.34	Stock Option Agreement dated December 15, 2006 between the Corporation and L. Brooks Patterson (incorporated by reference to Exhibit 10.30 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007)**

10.35	Stock Option Agreement dated December 15, 2006 between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.31 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007)**

Exhibit
Number	Document

10.36	Amendment to the Employment Agreement, dated January 25, 2010, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 3, 2010)**

10.37	Amendment to the Employment Agreement, dated January 25, 2010, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed February 3, 2010)**

13*	2009 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21*	Subsidiaries of the Corporation

23.1*	Consent of Independent Public Accountants — Plante & Moran, PLLC

31*	Rule 13(a) — 14(a) Certifications

32.1*	Section 1350 Chief Executive Officer Certification

32.2*	Section 1350 Chief Financial Officer Certification

*	filed herewith

**	management compensatory plan, contract, or arrangement Commission file number for all incorporated documents: 0-20167

SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2010.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias

Paul D. Tobias
Chairman and Chief Executive Officer
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2010, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger

Paul D. Tobias — Chairman, Chief Executive Officer & Director (principal executive officer)	Executive Vice President/Chief Financial Officer (principal financial and accounting officer)

/s/Walter J. Aspatore	/s/ Joseph D. Garea

Walter J. Aspatore — Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/Robert H. Orley

Robert E. Mahaney — Director	Robert H. Orley — Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson

Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke

Kelly W. George — President & Director	Randolph C. Paschke — Director