Form 10-Q
period 2010-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2010-05-14
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of March 31, 2010, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

MACKINAC FINANCIAL CORPORATION
PART I FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2010	2009	2009
	(unaudited)		(unaudited)
ASSETS
Cash and due from banks	$19,359	$18,433	$21,394
Federal funds sold	36,000	27,000	—

Cash and cash equivalents	55,359	45,433	21,394

Interest-bearing deposits in other financial institutions	700	678	569
Securities available for sale	36,841	46,513	51,071
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	296,271	305,670	295,595
Mortgage	76,996	74,350	71,554
Consumer	4,044	4,290	3,627

Total Loans	377,311	384,310	370,776
Allowance for loan losses	(4,737)	(5,225)	(4,793)

Net loans	372,574	379,085	365,983

Premises and equipment	10,060	10,165	11,134
Other real estate held for sale	7,723	5,804	2,199
Other assets	15,376	23,905	10,231

TOTAL ASSETS	$502,427	$515,377	$466,375

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing deposits	$30,356	$35,878	$31,541
NOW, money market, checking	109,374	95,790	75,026
Savings	20,675	18,207	19,585
CDs<$100,000	75,822	59,953	70,708
CDs>$100,000	30,173	36,385	26,886
Brokered	138,812	175,176	162,011

Total deposits	405,212	421,389	385,757

Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	1,140	1,140	1,210

Total borrowings	36,140	36,140	36,210
Other liabilities	2,353	2,549	2,544

Total liabilities	443,705	460,078	424,511

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,562	10,514	—
Common stock and additional paid in capital — No par value
Authorized - 18,000,000 shares
Issued and outstanding — 3,419,736 shares	43,502	43,493	42,833
Retained earnings (accumulated deficit)	3,724	199	(1,618)
Accumulated other comprehensive income	934	1,093	649

Total shareholders’ equity	58,722	55,299	41,864

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$502,427	$515,377	$466,375

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,191	$5,002
Tax-exempt	52	90
Interest on securities:
Taxable	397	459
Tax-exempt	7	1
Other interest income	40	2

Total interest income	5,687	5,554

INTEREST EXPENSE:
Deposits	1,457	1,778
Borrowings	208	281

Total interest expense	1,665	2,059

Net interest income	4,022	3,495
Provision for loan losses	900	550

Net interest income after provision for loan losses	3,122	2,945

OTHER INCOME:
Service fees	223	243
Net security gains	215	—
Net gains on sale of secondary market loans	316	58
Other	53	90

Total other income	807	391

OTHER EXPENSE:
Salaries and employee benefits	1,720	1,597
Occupancy	345	378
Furniture and equipment	194	189
Data processing	189	220
Professional service fees	173	153
Loan and deposit	395	136
FDIC insurance assessment	222	125
Telephone	47	43
Advertising	72	78
Other	272	320

Total other expense	3,629	3,239

Income before provision for income taxes	300	97
Provision for (benefit of) income taxes	(3,411)	7

NET INCOME	3,711	90

Preferred dividend and accretion of discount	185	—

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$3,526	$90

INCOME PER COMMON SHARE:
Basic	$1.03	$.03

Diluted	$1.03	$.03

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Balance, beginning of period	$55,299	$41,552

Net income for period	3,711	90
Net unrealized gain (loss) on securities available for sale	(159)	204

Total comprehensive income	3,552	294
Dividend on preferred stock and accretion of discount	(185)	—
Stock option compensation	8	18
Accretion of preferred stock discount	48	—

Balance, end of period	$58,722	$41,864

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2010	2009
Cash Flows From Operating Activities:
Net income	$3,711	$90
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	396	448
Provision for (benefit of) deferred taxes	(3,411)	7
Provision for loan losses	900	550
(Gain) on sales/calls of securities available for sale	(215)	—
Loss on sales of premises, equipment, and other real estate	20	1
Writedown of other real estate	128	—
Stock option compensation	8	18
Change in other assets	12,021	(292)
Change in other liabilities	(196)	(28)

Net cash provided by operating activities	13,362	794

Cash Flows From Investing Activities:
Net (increase) decrease in loans	2,704	(541)
Net (increase) decrease in interest-bearing deposits in other financial institutions	(22)	13
Purchase of securities available for sale	—	(4,683)
Proceeds from sales, maturities or calls of securities available for sale	9,560	1,253
Capital expenditures	(156)	(251)
Proceeds from sale of premises, equipment, and other real estate	840	37

Net cash provided by (used in) investing activities	12,926	(4,172)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(16,177)	14,660
Dividend on preferred stock and accretion of discount	(185)	—
Net increase (decrease) in federal funds purchased	—	—
Net increase (decrease) in line of credit	—	—
Principal payments on borrowings	—	—

Net cash provided by (used in) investing activities	(16,362)	14,660

Net increase in cash and cash equivalents	9,926	11,282
Cash and cash equivalents at beginning of period	45,433	10,112

Cash and cash equivalents at end of period	$55,359	$21,394

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest	$1,658	$2,143
Income taxes	—	30

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	2,907	485
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The Corporation also has a general allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for probable loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. The allowance does not include the effects of expected losses related to future events or future changes in economic conditions. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

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

by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 30,000 shares (adjusted for the 1:20 reverse stock split), were made available for grant under these plans. All three option plans have expired, and therefore no new shares may be granted. Options to purchase shares of the Corporation’s stock are granted at a price equal to the market price of the stock at the date of grant. The committee determines the vesting of the options when they are granted as established under the plan.
2.	RECENT ACCOUNTING DEVELOPMENTS
In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, (ASC 860-10) and No. 167, Amendments to FASB Interpretation No. 46(R), (ASC 810-10). ASC 860-10 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures.

ASC 810-10 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASC 860-10 and ASC 810-10 will be effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. The adoption of this ASC did not have an impact at the date of adoption.
3.	EARNINGS PER SHARE
Earnings per share are based upon the weighted average number of shares outstanding. Additional shares issued as a result of option exercises would not be dilutive in either three month period. The issuance of shares as a result of the common stock warrants issued under the TARP Capital Purchase Program would not have a dilutive effect on earnings for the three month period in 2010.

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2010 and 2009 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2010	2009
Net income	$3,711	$90
Preferred stock dividends and accretion of discount	185	—

Net income available to common shareholders	$3,526	$90

Weighted average shares outstanding	3,419,736	3,419,736
Effect of dilutive stock options outstanding	—	—
Effect of dilutive common stock warrants	—	—
Diluted weighted average shares outstanding	3,419,736	3,419,736
Earnings per common share:
Basic	$1.03	$.03
Diluted	$1.03	$.03

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2010, December 31, 2009, and March 31, 2009 are as follows (dollars in thousands):

	March 31, 2010		December 31, 2009		March 31, 2009
	Amortized	Estimated	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value	Cost	Fair Value
US Agencies — MBS	$34,220	$35,546	$43,651	$45,238	$44,904	$45,915
Asset backed — government guaranteed	—	—	—	—	4,684	4,610
Obligations of states and political subdivisions	1,206	1,295	1,207	1,275	498	546

Total securities available for sale	$35,426	$36,841	$44,858	$46,513	$50,086	$51,071

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $17.087 million and $17.989 million respectively at March 31, 2010.
5.	LOANS
The composition of loans at March 31, 2010, December 31, 2009, and March 31, 2009 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Commercial real estate	$198,439	$208,895	$191,721
Commercial, financial and agricultural	69,797	72,184	77,216
One to four family residential real estate	70,087	67,232	65,792
Construction:
Commercial	28,035	24,591	26,658
Consumer	6,909	7,118	5,762
Consumer	4,044	4,290	3,627

Total loans	$377,311	$384,310	$370,776

LOANS — Allowance for loan losses

An analysis of the allowance for loan losses for the three months ended March 31, 2010, the year ended December 31, 2009, and the three months ended March 31, 2009 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Balance at beginning of period	$5,225	$4,277	$4,277
Recoveries on loans	19	66	39
Loans charged off	(1,407)	(2,818)	(73)
Provision for loan losses	900	3,700	550

Balance at end of period	$4,737	$5,225	$4,793

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

In the first quarter of 2010, net charge-off activity of $1.388 million equated to .36% of average loans outstanding compared to net charge-offs of $34,000, or .01% of average loans, in the first quarter of 2009. In the first quarter of 2010, the Corporation recorded a provision for loan loss in the amount of $.900 million, which is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.

Information regarding impaired loans as of March 31, 2010, December 31, 2009, and March 31, 2009 is as follows (dollars in thousands):

				Valuation Reserve
	March 31,	December 31,	March 31,	March 31,	December 31,	March 31,
	2010	2009	2009	2010	2009	2009
Balances, at period end
Impaired loans with specific valuation reserve	$3,215	$11,348	$11,065	$1,619	$2,705	$2,162
Impaired loans with no specific valuation reserve	6,681	3,889	1,396	—	—	—

Total impaired loans	$9,896	$15,237	$12,461	$1,619	$2,705	$2,162

Impaired loans on nonaccrual basis	$9,027	$14,368	$12,461	$1,619	$2,705	$2,162
Impaired loans on accrual basis	869	869	—	—	—	—

Total impaired loans	$9,896	$15,237	$12,461	$1,619	$2,705	$2,162

Average investment in impaired loans	$12,497	$10,449	$8,323
Interest income recognized during impairment	6	40	6
Interest income that would have been recognized on an accrual basis	150	700	153
Cash-basis interest income recognized	—	—	6
Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Loans outstanding, beginning of period	$8,552	$6,516	$6,516
New loans	1,087	2,160	—
Net activity on revolving lines of credit	1,938	1,189	356
Repayment	(2,104)	(1,610)	(104)
Change in related party interest	—	297	—

Loans outstanding, end of period	$9,473	$8,552	$6,768

There were no loans to related parties classified substandard at March 31, 2010, December 31, 2009, and March 31, 2009 respectively. In addition to the outstanding balances above, there were unused commitments of $.543 million to related parties at March 31, 2010.
6.	BORROWINGS
Borrowings consist of the following at March 31, 2010, December 31, 2009 and March 31, 2009 (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in December 2010	$15,000	$15,000	$15,000

Federal Home Loan Bank variable rate advances at rates ranging of .27% maturing in January and February 2011	20,000	20,000	20,000

Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,140	1,140	1,210

	$36,140	$36,140	$36,210

The Federal Home Loan Bank borrowings are collateralized at March 31, 2010 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $30.255 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $16.387 million and $17.231 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2010.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.266 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending; an assignment of a demand deposit account in the amount of $.960 million and guaranteed by the Corporation.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS
A summary of stock option transactions for the three months ended March 31, 2010 and 2009 and the year ended December 31, 2009, is as follows:

	March 31,	December 31,	March 31,
	2010	2009	2009
Outstanding shares, at beginning of period	411,057	446,237	446,237
Granted during the period	—	—	—
Expired/forfeited during the period	—	(35,180)	(35,000)

Outstanding shares at end of period	411,057	411,057	411,237

Weighted average exercise price per share at end of period	$12.03	$12.03	$12.20

Shares available for grant, at end of period	—	24,780	24,780

There were no options granted or exercised in the first quarter of 2010 or 2009. All option plans under which the above outstanding shares were granted have expired; therefore, no further shares can be granted.

Following is a summary of the options outstanding and exercisable at March 31, 2010:

			Weighted
			Average	Weighted
			Remaining	Average
Exercise	Number of Shares		Contractual	Exercise
Price Range	Outstanding	Exercisable	Life-Years	Price
$9.16	12,500	5,000	5.71	$9.16
$9.75	257,152	120,861	4.71	9.75
$10.65	57,500	11,500	6.71	10.65
$11.50	40,000	8,000	5.50	11.50
$12.00	40,000	8,000	5.21	12.00
$156.00-$240.00	3,545	3,545	.98	186.75
$300.00-$400.00	360	360	.04	300.00

	411,057	157,266	5.11	$12.03

8.	INCOME TAXES
A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2010, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized and record a $3.500 million deferred tax benefit related to the utilization of the NOL carryforward. The Corporation, as of March 31, 2010 had a net operating loss and tax credit carryforwards for tax purposes of approximately $28.0 million, and $2.1 million, respectively.

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

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	INCOME TAXES (Continued)

The Corporation recorded the future benefits from these carryforwards at such time as it became “more likely than not” that they would be utilized prior to expiration. Please refer to further discussion on income taxes contained in “Management’s Discussion and Analysis.” The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $18.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.4 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December, 2004.
9.	FAIR VALUE MEASUREMENTS
In June 2009, the FASB issued authoritative guidance to improve the information a reporting entity provides in its financial statements about transfers of financial assets, including the effect of a transfer on an entity’s financial position, financial performance and cash flows and the transferor’s continuing involvement in the transferred assets. The guidance eliminates the concept of a qualifying special-purpose entity and changes the guidance for evaluation for consolidation. This guidance became effective January 1, 2010 and did not have significant impact on the Corporation’s financial position, results of operations or cash flows.

In 2010, the FASB issued authoritative guidance expanding disclosures related to fair value measurements including (i) the amounts of significant transfers of assets or liabilities between Levels 1 and 2 of the fair value hierarchy and the reasons for the transfers, (ii) the reasons for transfers of assets or liabilities in or out of Level 3 of the fair value hierarchy, with significant transfers disclosed separately, (iii) the policy for determining when transfers between levels of the fair value hierarchy are recognized and (iv) for recurring fair value measurements of assets and liabilities in Level 3 of the fair value hierarchy, a gross presentation of information about purchases, sales, issuances and settlements. The new guidance further clarifies that (i) fair value measurement disclosures should be provided for each class of assets and liabilities (rather than major category), which would generally be a subset of assets or liabilities within a line item in the statement of financial position and (ii) disclosures should be provided about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for each class of assets and liabilities included in Levels 2 and 3 of the fair value hierarchy. The disclosures related to the gross presentation of purchases, sales issuances and settlements of assets and liabilities included in Level 3 of the fair value hierarchy will be required beginning January 1, 2011. The remaining disclosure requirements and clarifications made by the new guidance became effective on January 1, 2010.

11.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents information for financial instruments at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$55,359	$55,359	$45,433	$45,433
Interest bearing deposits	700	700	678	678
Securities available for sale	36,841	36,841	46,513	46,513
Federal Home Loan Bank stock	3,794	3,794	3,794	3,794
Net loans	372,574	374,854	379,085	382,352
Accrued interest receivable	1,434	1,434	1,413	1,413

Total financial assets	$470,702	$472,982	$476,916	$480,183

Financial liabilities:
Deposits	$405,212	$405,236	$421,389	$421,124
Borrowings	36,140	36,372	36,140	36,447
Accrued interest payable	332	332	325	325

Total financial liabilties	$441,684	$441,940	$457,854	$457,896

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

Limitations — The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.

The authoritative accounting guidance requires the use of valuation techniques that are consistent with the market approach, the income approach and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement costs). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, the authoritative guidance establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable outputs. The fair value hierarchy is as follows:

Level 1:	In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access at the measurement date.

Level 2:	Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly. These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals. Level 2 investments consist primarily of obligations of U.S. government sponsored enterprises and agencies, obligations of state and municipal subdivisions, corporate bonds and mortgage backed securities.

Level 3:	Level 3 inputs are unobservable inputs, including inputs available in situations where there is little, if any, market activity for the related asset or liability.

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

The following tables present information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2010, and the valuation techniques used by the Corporation to determine those fair values (dollars in thousands).

The fair value of all investment securities at December 31, 2009 and March 31, 2010 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value.

The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2009 or March 31, 2010.

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments and loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2010	(Level 1)	(Level 2)	(Level 3)	March 31, 2010
Assets

Impaired loans	$4,658	$—	$—	$4,658	$86
Other real estate owned	7,723	—	—	7,723	149

					$235

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets

Impaired loans	$13,621	$—	$—	$13,621	$1,300
Other real estate owned	5,804	—	—	5,804	399

					$1,699

The Corporation had no investments subject to fair value measurement on a nonrecurring basis.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis, that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

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

This capital may be used to increase the strong capital position of the Bank. The Bank would then use the capital to grow loans. In addition, the capital will allow the Corporation to consider acquisitions of deposit franchisees that would enhance funding mix.

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

	March 31,	December 31,	March 31,
	2010	2009	2009
Commitments to extend credit:
Variable rate	$26,629	$24,839	$34,801
Fixed rate	9,853	6,039	9,059
Standby letters of credit — Variable rate	1,170	1,279	1,589
Credit card commitments — Fixed rate	2,761	2,714	2,477

	$40,413	$34,871	$47,926

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

Contingencies

In the normal course of business, the Corporation is involved in various legal proceedings. See Part II, Item 1, “Legal Proceedings” in this report.

16.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11.	COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at March 31, 2010 represents $49.753 million, or 16.79%, compared to $40.457 million, or 13.69%, of the commercial loan portfolio on March 31, 2009. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector. Additional discussion regarding the concentration of credit risk is presented in the “Management’s Discussion and Analysis” section of this report.

17.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
FORWARD LOOKING STATEMENTS
This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:
•	The highly regulated environment in which the Corporation operates could adversely affect its ability to carry out its strategic plan due to restrictions on new products, funding opportunities or new market entrances;

•	General economic conditions, either nationally or in the state(s) in which the Corporation does business;

•	Legislation or regulatory changes which affect the business in which the Corporation is engaged;

•	Changes in the level and volatility of interest rates which may negatively affect the Corporation’s interest margin;

•	Changes in securities markets with respect to the market value of financial assets and the level of volatility in certain markets such as foreign exchange;

•	Significant increases in competition in the banking and financial services industry resulting from industry consolidation, regulatory changes and other factors, as well as action taken by particular competitors;

•	The ability of borrowers to repay loans;

•	The effects on liquidity of unusual decreases in deposits;

•	Changes in consumer spending, borrowing, and saving habits;

•	Technological changes;

•	Acquisitions and unanticipated occurrences which delay or reduce the expected benefits of acquisitions;

•	Difficulties in hiring and retaining qualified management and banking personnel;

•	The Corporation’s ability to increase market share and control expenses;

•	The effect of compliance with legislation or regulatory changes;

•	The effect of changes in accounting policies and practices;

•	The costs and effects of existing and future litigation and of adverse outcomes in such litigation;

•	An increase in the Corporation’s FDIC insurance premiums, or the collection of special assessments by the FDIC.
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

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2009. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.
FINANCIAL OVERVIEW
Consolidated net income available to common shareholders for the first quarter of 2010 was $3.526 million or $1.03 per share compared to $.090 million, or $.03 per share for the first quarter of 2009. Weighted average shares outstanding amounted to 3,419,736 in the first quarter of 2010.
Net interest margin in the first quarter of 2010 increased to $4.022 million, 3.51%, compared to $3.495 million, or 3.35%, in the first quarter of 2009. The interest margin declined from 3.74% in the fourth quarter of 2009 largely due to the sale of approximately $40 million of investment securities late in 2009, the proceeds of which will be used to pay off brokered deposit maturities but is currently in overnight funds yielding .25%. During 2009, the Corporation experienced margin improvement from decreased rates on wholesale funding and also benefitted from disciplined loan pricing that included establishing interest rate floors on new and renewing loans. The temporary decline in the net interest margin is due to the decision, late in the 2009 fourth quarter, to deleverage the balance sheet in anticipation of narrowing interest rate spreads. This margin improvement is expected to continue through the year reducing current excess liquidity by funding new loans and payment of maturing brokered deposits.
Noninterest income, at $.807 million in the first quarter of 2010, increased $.416 million from the first quarter 2009 level of $.391 million. The most significant reason for the increase between periods was the increased activity in the sale of loans, which totaled $.316 million in 2010 versus $.058 million in the same period in 2009. Noninterest income in the first quarter of 2010 also includes $.215 million of security gains.
Noninterest expense totaled $3.629 million in the first quarter of 2010, an increase of $.390 million, or $12.04%. Increased expenses in the first quarter reflect the added cost of aggressive nonperforming asset remediation, along with an increase in FDIC insurance premiums of $.097 million. The expenses related to nonperforming assets include increased legal costs and expenses associated with OREO, which contributed to the overall increase in this expense category from $.136 million in the first quarter of 2009 to $.395 million in the 2010 first quarter.
Total assets of the Corporation at March 31, 2010 were $502.427 million, an increase of $36.052 million, or 7.73% from the $466.375 million in total assets reported at March 31, 2009 and decreased $12.950 million, or 2.51%, from total assets of $515.377 million at year-end 2009.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $9.926 million in the first quarter of 2010. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale decreased $9.672 million, or 20.79%, from December 31, 2009 to March 31, 2010, with the balance on March 31, 2010, totaling $36.841 million. Securities sold in the 2010 first quarter resulted in a gain of $.215 million. As of March 31, 2010, investment securities with an estimated fair value of $17.989 million were pledged.

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Loans
Through the first quarter of 2010, loan balances decreased by $6.999 million, or 1.82% from December 31, 2009 balances of $384.310 million. During the first quarter of 2010, the Bank had total loan production of $14.953 million. This loan production, however, was significantly offset by normal principal runoff and amortization, $10.541 million, and large paydowns and refinancing, which totaled $12.239 million. The reductions included $3.2 million in SBA loan sales, and the move of $2.1 million of nonperforming loans to OREO and a reduction of $4.5 million on another nonperforming loan relationship that was sold. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.
Following is a summary of the loan portfolio at March 31, 2010, December 31, 2009, and March 31, 2009 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2010	Total	2009	Total	2009	Total
Commercial real estate	$198,439	52.59%	$208,895	54.36%	$191,721	51.71%
Commercial, financial, and agricultural	69,797	18.50	72,184	18.78	77,216	20.83
One to four family residential real estate	70,087	18.58	67,232	17.49	65,792	17.74
Consumer	4,044	1.07	4,290	1.12	3,627	.98
Construction
Commercial	28,035	7.43	24,591	6.40	26,658	7.19
Consumer	6,909	1.83	7,118	1.85	5,762	1.55

Total loans	$377,311	100.00%	$384,310	100.00%	$370,776	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2010, December 31, 2009, and March 31, 2009 (dollars in thousands):

	March 31, 2010			December 31, 2009			March 31, 2009
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
Real estate — operators of nonres bldgs	$49,753	16.79%	84.73%	$48,689	15.93%	88.05%	$40,457	13.69%	96.64%
Hospitality and tourism	44,820	15.13	76.33	45,315	14.82	81.95	35,224	11.91	84.14
Commercial construction	28,035	9.46	47.74	24,591	8.04	44.47	26,658	9.02	63.68
Real estate agents and managers	21,529	7.27	36.66	24,242	7.93	43.84	28,012	9.48	66.91
Other	152,134	51.35	259.07	162,833	53.27	294.46	165,244	55.90	394.72

Total Commercial Loans	$296,271	100.00%		$305,670	100.00%		$295,595	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and gaming to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2010. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2010, our residential loan portfolio totaled $76.996 million, or 20.41% of our total outstanding loans.

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the three months ended March 31, 2010 amounted to $1.388 million, or .36% of average loans outstanding, compared to $34,000, 0.01% of average loans outstanding, for the same period in 2009. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.
The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Nonperforming Assets:
Nonaccrual loans	$9,027	$14,368	$12,461
Loans past due 90 days or more	—	—	—
Restructured loans	869	869	592

Total nonperforming loans	9,896	15,237	13,053
Other real estate owned	7,723	5,804	2,199

Total nonperforming assets	$17,619	$21,041	$15,252

Nonperforming loans as a % of loans	2.62%	3.96%	3.52%

Nonperforming assets as a % of assets	3.51%	4.08%	3.27%

Reserve for Loan Losses:
At period end	$4,737	$5,225	$4,793

As a % of loans	1.26%	1.36%	1.29%

As a % of nonperforming loans	47.87%	34.29%	36.72%

As a % of nonaccrual loans	52.48%	36.37%	38.46%

The following ratios assist management in the determination of the Corporation’s credit quality:

	At Period End
	March 31, 2010	December 31, 2009	March 31, 2009
Total loans, at period end	$377,311	$384,310	$370,776

Average loans for the year	384,640	374,796	370,943

Allowance for loan losses	4,737	5,225	4,793

Allowance to total loans at period end	1.26%	1.36%	1.29%

	For the Period Ended
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Net charge-offs during the period	$1,388	$2,752	$34

Net charge-offs to average loans	.36%	.73%	.01%

Net charge-offs to beginning allowance balance	26.56%	64.34%	.79%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2009 provided findings similar to management on the overall adequacy of the reserve. Management will engage this same consultant for loan review in 2010.

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is the allocation of the allowance for loan losses as of March 31, 2010, December 31, 2009, and March 31, 2009 (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Commercial, financial, and agricultural loans	$4,168	$4,805	$4,315
One to four family residential real estate loans	27	23	35
Consumer loans	4	13	13
Unallocated and general reserves	538	384	430

Totals	$4,737	$5,225	$4,793

As of March 31, 2010, the allowance for loan losses represented 1.26% of total loans. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2010	December 31, 2009	March 31, 2009
Balance at beginning of period	$5,804	$2,189	$2,189
Other real estate transferred from loans due to foreclosure	2,907	4,879	485
Reclassification of redemption OREO	—	(475)	(475)
Other real estate sold/written down	(988)	(789)	—

Balance at end of period	$7,723	$5,804	$2,199

During the first three months of 2010, the Corporation received real estate in lieu of loan payments of $2.907 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
Total deposits decreased by $16.177 million, or 3.84%, in the first quarter of 2010. The overall reduction in deposits for the first quarter of 2010 is comprised of a decrease in noncore deposits of $42.576 million which was partially offset with increased core deposits of $26.399 million.
In 2009, a primary objective and accomplishment was core deposit growth. In the first quarter of 2010, this growth of core deposits continued, allowing a reduction in the overall dependency on wholesale deposits. The Corporation has an aggressive 2010 plan for increasing deposits by actively promoting extremely attractive transactional deposit products along with competitive core deposit pricing on our CD products. The Corporation has been quite successful in the growth of core deposits thus far in 2010 and continued deposit growth is expected for the remainder of the year.
Management continues to monitor existing deposit products in order to stay competitive, as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional accounts.

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2010	% of Total	2009	% of Total	2009	% of Total
Noninterest bearing	$30,356	7.49%	$35,878	8.51%	$31,541	8.17%
NOW, money market, checking	109,374	26.99	95,790	22.73	75,026	19.45
Savings	20,675	5.10	18,207	4.32	19,585	5.08
Certificates of Deposit <$100,000	75,822	18.71	59,953	14.23	70,708	18.33

Total core deposits	236,227	58.30	209,828	49.79	196,860	51.03

Certificates of Deposit >$100,000	30,173	7.45	36,385	8.63	26,886	6.97
Brokered CDs	138,812	34.26	175,176	41.57	162,011	42.00

Total non-core deposits	168,985	41.70	211,561	50.21	188,897	48.97

Total deposits	$405,212	100.00%	$421,389	100.00%	$385,757	100.00%

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
Shareholders’ Equity
Total shareholders’ equity increased $3.423 million from December 31, 2009 to March 31, 2010. The increase is comprised of net income, contributed capital of $8,000 in recognition of stock option expense a decrease in the market value of securities of $.159 million and the accretion of the discount on preferred stock of $48,000. For further discussion on Shareholders’ Equity, please refer to the “Capital and Regulatory” section of this report.
RESULTS OF OPERATIONS
Summary
The Corporation reported net income available to common shareholders of $3.526 million, or $1.03 per share, in the first quarter of 2010, compared to net income of $.090 million, or $.03 per share for the first quarter of 2009. Operating results for the first quarter of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carry-forwards. This deferred tax benefit was recognized in accordance with GAAP accounting which requires the benefit to be recognized when “it is more likely than not” that the NOL will be utilized within the carry-forward period.
In the first quarter of 2010 a provision for loan losses of $.900 million was booked in comparison to a provision of $.550 million in the first quarter of 2009. The 2010 first quarter also includes the preferred dividend and accretion of discount of $.185 million.
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

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Net interest margin on a fully taxable equivalent basis increased to $4.052 million, 3.53% of average earning assets, in the first quarter of 2010, compared to $3.542 million, and 3.40% of average earning assets, in the first quarter of 2009. For the three month period in 2010, net interest margin increased to $4.022 million, 3.51% of average earning assets, compared to $3.495 million, and 3.35% of average earning assets, for the same period in 2009. Margin improvement in first quarter of 2010 was primarily due to a reduction in funding costs between periods as average interest rates on brokered deposits declined more than rates on earning assets.
The Corporation’s commercial loan portfolio, with balances of $312 million at March 31, 2010, is composed of approximately 63% variable rate and 37% fixed rate pricing. Included in the 63% variable rate loans are approximately $120 million loan balances with interest rate floors. The established floor on these loan balances will delay the repricing when and if rates increase in future periods. Repricing of approximately $41 million of these “floor rate” loans will occur with a 100 basis point upward move and another $60 million will reprice with the second 100 basis point upward move of rates.
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

	Three Months Ended
								2010-2009
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	Variance	Variance	Variance	Variance
Loans (1,2,3)	$384,640	$370,943	$13,697	5.56%	5.62%	$5,270	$5,138	$132	$190	$(56)	$(2)
Taxable securities	37,393	47,495	(10,102)	4.31	3.92	397	459	(62)	(98)	45	(9)
Nontaxable securities (2)	844	68	776	4.81	11.93	10	2	8	23	(1)	(14)
Federal funds sold	37,833	—	37,833	0.25	—	23	—	23	—	—	23
Other interest-earning assets	4,470	4,367	103	1.54	0.19	17	2	15	—	15	—

Total earning assets	465,180	422,873	42,307	4.98	5.37	5,717	5,601	116	115	3	(2)
Reserve for loan losses	(5,073)	(4,405)	(668)
Cash and due from banks	19,772	13,345	6,427
Intangible assets	—	35	(35)
Other assets	28,616	22,892	5,724

Total assets	$508,495	$454,740	$53,755

NOW and money market deposits	$87,700	$68,252	$19,448	1.04	0.78	225	131	94	37	44	13
Interest checking	15,475	4,354	11,121	1.73	1.96	66	21	45	54	(2)	(7)
Savings deposits	18,378	19,718	(1,340)	.66	.82	30	40	(10)	(3)	(8)	1
CDs <$100,000	66,187	71,677	(5,490)	2.21	3.13	361	553	(192)	(42)	(162)	12
CDs >$100,000	33,112	25,752	7,360	1.71	2.77	140	176	(36)	50	(67)	(19)
Brokered deposits	159,501	151,955	7,546	1.61	2.29	635	857	(222)	43	(252)	(13)
Borrowings	36,140	36,648	(508)	2.33	3.11	208	281	(73)	(4)	(70)	1

Total interest-bearing liabilities	416,493	378,356	38,137	1.62	2.21	1,665	2,059	(394)	135	(517)	(12)
Demand deposits	33,544	30,961	2,583
Other liabilities	3,349	3,610	(261)
Shareholders’ equity	55,109	41,813	13,296

Total liabilities and shareholders’ equity	$508,495	$454,740	$53,755

Rate spread				3.36%	3.16%

Net interest margin/revenue, tax equivalent basis				3.53%	3.40%	$4,052	$3,542	$510	$(20)	$520	$10

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using 34% tax rate.

(3)	Interest income on loans includes loan fees.
Throughout 2009 and the first quarter of 2010 there have been no changes to the prime rate. The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits. This repricing of liabilities is the primary reason for the increased interest margin from 3.40% in the first quarter of 2009 to 3.53% in the first quarter of 2010.
During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in

24.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first three months of 2010, the Corporation recorded a $.900 million provision for loan loss. During the first three months of 2009, the Corporation recorded a $.550 million provision for loan loss. In future periods, loan loss provisions may be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Other Income
Other income increased by $.416 million for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. Revenue due to mortgage loans produced and sold in the secondary market amounted to $.316 million compared to $.058 million a year ago. We expect to continue to benefit from secondary market activity in future periods as the refinancing boom continues. The Corporation is also expecting to increase other income from other sources such as fees from the sale of SBA guaranteed loans. Other noninterest income in the first quarter amounted to $.053 million, a decrease of $.037 million from the first quarter of 2009.
The following table details noninterest income for the three months ended March 31, 2010, and March 31, 2009 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2010	2009	Dollars	Percent
Service fees	$223	$243	$(20)	(8.23)%
Net gains on sale of secondary market loans	316	58	258	444.83
Other noninterest income	53	90	(37)	(41.11)

Subtotal	592	391	201	51.41
Net security gain (loss)	215	—	215	—

Total noninterest income	$807	$391	$416	106.39%

Other Expense
Other expense increased by $.390 million for the quarter ended March 31, 2010, compared to the quarter ended March 31, 2009. The most significant increases in other expenses for the first quarter of 2010 were FDIC insurance premiums and loan and deposit expenses related to nonperforming assets. FDIC insurance premiums increased from $.125 million in 2009 to $.222 million in 2010, a 78% increase. These premiums are expected to increase in future periods based upon the need to replenish the deposit insurance fund for charges due to increased bank failures. Loan and deposit expenses increased from $.136 million in 2009 to $.395 million in 2010. Management expects that costs associated with carrying nonperforming loans will continue to be above historical norms. Salaries and employee benefits also increased between periods, largely reflective of annual salary increases along with increased incentive pay related to compensation plans in place for 2010 that incent employees for core deposit growth.

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details noninterest expense for the three months ended March 31, 2010 and March 31, 2009 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2010	2009	Dollars	Percent
Salaries and employee benefits	$1,720	$1,597	$123	7.70%
Occupancy	345	378	(33)	(8.73)
Furniture and equipment	194	189	5	2.65
Data processing	189	220	(31)	(14.09)
Professional service fees	173	153	20	13.07
Loan and deposit :
FDIC insurance premiums	222	125	97	77.60
Other loan and deposit	395	136	259	190.44
Telephone	47	43	4	9.30
Advertising	72	78	(6)	(7.69)
Other	272	320	(48)	(15.00)

Total noninterest expense	$3,629	$3,239	$390	12.04%

Federal Income Taxes
Current Federal Tax Provision
In the first quarter of 2010, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and noninterest income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, a portion, $3.500 million of the remaining deferred tax benefit was recognized. This $3.500 million deferred tax benefit, along with taxes on current net operating results, income before taxes resulted in a total net benefit in the first quarter of $3.411 million compared to the $7,000 tax expense recorded in the first quarter of 2009.
Deferred Tax Benefit – Historical Commentary
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2010, the Corporation had an NOL carryforward of approximately $28.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $18.0 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.

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
Current balance sheet liquidity consists of $19.359 million in cash and due from balances, $36.000 million in federal funds sold and $18.852 million of unpledged investment securities. The overall balance sheet liquidity results from the late 2009 and early 2010 sale of approximately $40 million of investment securities. The Corporation has also experienced significant deposit inflows during the first quarter of 2010. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.
During the first three months of 2010, the Corporation increased cash and cash equivalents by $9.926 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net decrease in investment securities of $9.650 million and a net decrease in loans of $2.704 million. Offsetting the increases provided by investing activities were uses in financing activities, with a net decrease in deposits of $16.177 million. The decrease in deposits was composed of a decrease in brokered deposits of $36.364 million combined with an increase in bank deposits of $20.187 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2010, the Corporation will fund anticipated loan production by reducing current balances of liquidity.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to restate its capital accounts, which requires the approval of the Office of Financial and Insurance Services of the State of Michigan.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependence ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets. Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At March 31, 2010, the Bank’s core deposits in relation to total funding were 53.52% compared to 46.65% at March 31, 2009. These ratios indicated at March 31, 2010, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2010, the Bank had $15.875 million of unsecured lines available and another $7.085 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s liquidity plan for 2010 includes strategies to increase core deposits in the Corporation’s local markets. The new deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits to reduce the dependency on non-core deposits, while also reducing interest costs. The Corporation’s liquidity plan for 2010 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.

27.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2010, the Corporation and Bank were well capitalized. During the first quarter of 2010, total capitalization increased by $3.423 million.
The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2010	2009	2009
Capital Structure
Shareholders’ equity	$58,722	$55,299	$41,864

Total capitalization	$58,722	$55,299	$41,864

Tangible capital	$58,722	$55,299	$41,838

Intangible Assets
Core deposit premium	$—	$—	$26
Other identifiable intangibles	—	—	—

Total intangibles	$—	$—	$26

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$58,722	$55,299	$41,864
Net unrealized (gains) losses on
available for sale securities	(934)	(1,093)	(650)
Less: disallowed deferred tax asset	(8,700)	(4,800)	(6,000)
Less: intangibles	—	—	(26)

Total Tier 1 capital	$49,088	$49,406	$35,188

Tier 2 Capital:
Allowable reserve for loan losses	$4,737	$5,181	$4,724
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,737	5,181	4,724

Total capital	$53,825	$54,587	$39,912

Risk-adjusted assets	$393,226	$414,440	$377,861

Capital ratios:
Tier 1 Capital to average assets	9.85%	9.75%	7.86%
Tier 1 Capital to risk weighted assets	12.48%	11.92%	9.31%
Total Capital to risk weighted assets	13.69%	13.17%	10.56%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles.

28.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

		Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Period-end	Period-end	Average	Risk Weighted	Risk Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minimum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:

March 31, 2010	11.69%	11.69%	9.85%	12.48%	13.69%
March 31, 2009	8.98%	8.97%	7.86%	9.31%	10.56%

The Bank:

March 31, 2010	10.34%	10.34%	8.43%	10.67%	11.86%
March 31, 2009	9.04%	9.03%	7.96%	9.41%	10.66%

29.

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
The Corporation has established interest rate floors on approximately $120 million, or 38% of its variable rate commercial loans. These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods. Approximately $41 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $60 million repricing in the next 100 basis point prime rate increase.
The Corporation also has $36.841 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
The Corporation has $160 million of transactional accounts, of which $30 million consists of non interest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.
Other deposit products have a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years. Longer term deposits generally include penalty provisions for early withdrawal.
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

30.

MACKINAC FINANCIAL CORPORATION
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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
The following is the Corporation’s repricing opportunities at March 31, 2010 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$256,055	$12,478	$28,305	$80,473	$377,311
Securities	6	10,642	25,375	818	36,841
Other (1)	36,700	—	—	3,794	40,494

Total interest-earning assets	292,761	23,120	53,680	85,085	454,646

Interest-bearing obligations:
NOW, money market, savings, and interest checking	130,049	—	—	—	130,049
Time deposits	27,261	51,174	26,932	628	105,995
Brokered CDs	27,706	47,764	60,614	2,728	138,812
Borrowings	20,000	15,000	—	1,140	36,140

Total interest-bearing obligations	205,016	113,938	87,546	4,496	410,996

Gap	$87,745	$(90,818)	$(33,866)	$80,589	$43,650

Cumulative gap	$87,745	$(3,073)	$(36,939)	$43,650

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at March 31, 2010, the Corporation had a cumulative asset sensitivity gap position of $3.073 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to increase net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
At December 31, 2009, the Corporation had a cumulative liability sensitivity gap position of $17.977 million within the one-year time frame.
The borrowings in the gap analysis include $15.000 million of the FHLB advances as fixed-rate advances. These advances give the FHLB the option to convert from a fixed-rate advance to an adjustable rate advance with quarterly repricing at three-month LIBOR Flat. The exercise of this conversion feature by the FHLB would impact the repricing dates currently assumed in the analysis.
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

31.

MACKINAC FINANCIAL CORPORATION
ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK (Continued)
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

32.

MACKINAC FINANCIAL CORPORATION
ITEM 4. CONTROLS AND PROCEDURES
As of March 31, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, but collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated foals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance levels as of March 31, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

33.

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings
The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking.

Item 6.	Exhibits and Reports on Form 8-K
     (a) Exhibits:
Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

34.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: May 14, 2010	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal financial and accounting officer)

35.