Form 10-Q
period 2010-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2010-08-16
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Yes ☐ No ☑
As of June 30, 2010, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2010 (Unaudited), December 31, 2009 and June 30, 2009 (Unaudited)	1

Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited)	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2010 (Unaudited) and June 30, 2009 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 3. Quantitative and Qualitative Disclosures About Market Risk	30

Item 4. Controls and Procedures	33

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	34

Item 6. Exhibits and Reports on Form 8-K	34

SIGNATURES	35
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$39,165	$18,433	$12,189
Federal funds sold	12,000	27,000	—

Cash and cash equivalents	51,165	45,433	12,189

Interest-bearing deposits in other financial institutions	678	678	618
Securities available for sale	34,942	46,513	95,620
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	302,228	305,670	296,392
Mortgage	78,428	74,350	71,777
Consumer	4,183	4,290	3,835

Total Loans	384,839	384,310	372,004
Allowance for loan losses	(6,371)	(5,225)	(4,119)

Net loans	378,468	379,085	367,885

Premises and equipment	10,085	10,165	11,064
Other real estate held for sale	5,676	5,804	4,950
Other assets	15,966	23,905	10,184

TOTAL ASSETS	$500,774	$515,377	$506,304

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing deposits	$41,434	$35,878	$33,368
NOW, money market, checking	118,909	95,790	75,974
Savings	20,110	18,207	21,411
CDs<$100,000	90,573	59,953	72,139
CDs>$100,000	23,652	36,385	25,455
Brokered	111,106	175,176	184,805

Total deposits	405,784	421,389	413,152

Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	1,140	1,140	1,210

Total borrowings	36,140	36,140	36,210
Other liabilities	2,619	2,549	3,003

Total liabilities	444,543	460,078	452,365

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,610	10,514	10,418
Common stock and additional paid in capital — No par value
Authorized - 18,000,000 shares
Issued and outstanding — 3,419,736 shares	43,509	43,493	43,468
Retained earnings (accumulated deficit)	1,236	199	(1,158)
Accumulated other comprehensive income	876	1,093	1,211

Total shareholders’ equity	56,231	55,299	53,939

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$500,774	$515,377	$506,304

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,227	$5,104	$10,418	$10,106
Tax-exempt	47	84	99	174
Interest on securities:
Taxable	356	673	753	1,132
Tax-exempt	7	3	14	4
Other interest income	37	14	77	16

Total interest income	5,674	5,878	11,361	11,432

INTEREST EXPENSE:
Deposits	1,439	1,566	2,896	3,344
Borrowings	212	261	420	542

Total interest expense	1,651	1,827	3,316	3,886

Net interest income	4,023	4,051	8,045	7,546
Provision for loan losses	2,800	150	3,700	700

Net interest income after provision for loan losses	1,223	3,901	4,345	6,846

OTHER INCOME:
Service fees	252	271	474	514
Net security gains	—	—	215	—
Net gains on sale of loans	309	84	625	142
Other	32	84	86	174

Total other income	593	439	1,400	830

OTHER EXPENSE:
Salaries and employee benefits	1,781	1,561	3,501	3,158
Occupancy	345	355	690	733
Furniture and equipment	197	222	391	411
Data processing	205	224	394	444
Professional service fees	161	144	334	297
Loan and deposit	218	172	466	308
Writedown of other real estate owned	1,800	—	1,947	—
FDIC insurance assessment	221	340	443	465
Telephone	45	46	92	89
Advertising	72	80	144	158
Other	285	326	557	646

Total other expense	5,330	3,470	8,959	6,709

Income (loss) before provision for income taxes	(3,514)	870	(3,214)	967
Provision for (benefit of) income taxes	(1,212)	271	(4,623)	278

NET INCOME (LOSS)	(2,302)	599	1,409	689

Preferred dividend and accretion of discount	186	138	371	138

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(2,488)	$461	$1,038	$551

INCOME (LOSS) PER COMMON SHARE:
Basic	$(0.73)	$.13	$.30	$.16

Diluted	$(0.73)	$.13	$.30	$.16

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Balance, beginning of period	$58,722	$41,864	$55,299	$41,551

Net income (loss) for period	(2,302)	599	1,409	689
Net unrealized gain (loss) on securities available for sale	(58)	561	(217)	766

Total comprehensive income (loss)	(2,360)	1,160	1,192	1,455
Dividend on preferred stock and accretion of discount	(186)	(138)	(371)	(138)
Stock option compensation	7	17	15	35
Issuance of preferred stock	—	10,382	—	10,382
Issuance of common stock warrants	—	618	—	618
Accretion of preferred stock discount	48	36	96	36

Balance, end of period	$56,231	$53,939	$56,231	$53,939

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2010	2009
Cash Flows From Operating Activities:
Net income	$1,409	$689
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	802	1,000
Provision for (benefit of) deferred taxes	(4,623)	278
Provision for loan losses	3,700	700
(Gain) on sales/calls of securities available for sale	(215)	—
Loss on sales of premises, equipment, and other real estate	47	4
Writedown of other real estate	1,947	—
Stock option compensation	15	35
Change in other assets	12,673	(822)
Change in other liabilities	70	430

Net cash provided by operating activities	15,825	2,314

Cash Flows From Investing Activities:
Net (increase) decrease in loans	(6,086)	(5,383)
Net (increase) decrease in interest-bearing deposits in other financial institutions	—	(36)
Purchase of securities available for sale	—	(50,216)
Proceeds from sales, maturities or calls of securities available for sale	11,277	2,856
Capital expenditures	(445)	(463)
Proceeds from sale of premises, equipment, and other real estate	1,137	88

Net cash provided by (used in) investing activities	5,883	(53,154)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(15,605)	42,055
Issuance of Preferred Stock Series A Capital	—	11,000
Dividend on preferred stock and accretion of discount	(371)	(138)

Net cash provided by (used in) financing activities	(15,976)	52,917

Net increase in cash and cash equivalents	5,732	2,077
Cash and cash equivalents at beginning of period	45,433	10,112

Cash and cash equivalents at end of period	$51,165	$12,189

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest	$3,319	$3,989
Income taxes	25	60

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale	3,003	3,276
See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of intangible assets, deferred tax assets and mortgage servicing rights.

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

In June 2009, the FASB issued Statements No. 166, Accounting for Transfers of Financial Assets, (ASC 860-10) and No. 167, Amendments to FASB Interpretation No. 46(R), (ASC 810-10). ASC 860-10 will require more information about transfers of financial assets, including securitization transactions, and where entities have continuing exposure to the risks related to transferred financial assets. It eliminates the concept of a “qualifying special-purpose entity,” changes the requirements for derecognizing financial assets, and requires additional disclosures. The adoption of this ASC did not have an impact.

ASC 810-10 replaces the quantitative-based risks and rewards calculation for determining which enterprise, if any, has a controlling financial interest in a variable interest entity with a qualitative approach focused on identifying which enterprise has the power to direct the activities of a variable interest entity (VIE) that most significantly impact the entity’s economic performance and (1) the obligation to absorb losses of the entity or (2) the right to receive benefits from the entity. ASC 860-10 and ASC 810-10 was effective at the start of a reporting entity’s first fiscal year beginning after November 15, 2009, or January 1, 2010, for a calendar year entity. The adoption of this ASC did not have an impact at the date of adoption.

In July 2010, FASB issued a statement which expands disclosures about credit quality of financing receivables and allowance for credit losses. The standard will require the Corporation to expand disclosures about the credit quality of our loans and the related reserves against them. The extra disclosures will include details on our past due loans, credit quality indicators and modifications of loans. The Corporation will adopt the standard beginning with our December 31, 2010 financial statements.
3.	EARNINGS PER SHARE

Earnings per share are based upon the weighted average number of shares outstanding. Additional shares issued as a result of option exercises would not be dilutive in both the three and six month period. The issuance of shares as a result of the common stock warrants issued under the TARP Capital Purchase Program would not have a dilutive effect on earnings for the three month period in 2010, since they would decrease the loss per share. The common stock warrants would be slightly dilutive for the six month period ended June 30, 2010. Please refer to the table below for the dilutive impact.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	EARNINGS PER SHARE (Continued)

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2010 and 2009 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net income (loss)	$(2,302)	$599	$1,409	$689
Preferred stock dividends	186	138	371	138

Net income (loss) available to common shareholders	$(2,488)	$461	$1,038	$551

Weighted average shares outstanding	3,419,736	3,419,736	3,419,736	3,419,736
Effect of dilutive stock options and common stock warrants outstanding	—	—	64,425	—
Diluted weighted average shares outstanding	3,419,736	3,419,736	3,484,161	3,419,736
Earnings per common share:
Basic	$(0.73)	$.13	$.30	$.16
Diluted	$(0.73)	$.13	$.30	$.16
4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2010, December 31, 2009 and June 30, 2009 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2010

US Agencies — MBS	$32,416	$1,232	$—	$33,648
Obligations of states and political subdivisions	1,199	95	—	1,294

Total securities available for sale	$33,615	$1,327	$—	$34,942

December 31, 2009

US Agencies — MBS	$43,651	$1,642	$(55)	$45,238
Obligations of states and political subdivisions	1,207	68	—	1,275

Total securities available for sale	$44,858	$1,710	$(55)	$46,513

June 30, 2009

US Agencies — MBS	$74,390	$1,596	$(198)	$75,788
Asset backed — government guaranteed	13,936	349	—	14,285
Obligations of states and political subdivisions	1,259	(21)	49	1,287
Corporate bonds	4,201	59	—	4,260

Total securities available for sale	$93,786	$1,983	$(149)	$95,620

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $15.497 million and $16.459 million, respectively, at June 30, 2010.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at June 30, 2010, December 31, 2009 and June 30, 2009 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Commercial real estate	$208,596	$208,895	$196,895
Commercial, financial, and agricultural	66,413	72,184	73,372
One to four family residential real estate	71,613	67,232	65,564
Construction:
Commercial	27,219	24,591	26,125
Consumer	6,815	7,118	6,213
Consumer	4,183	4,290	3,835

Total loans	$384,839	$384,310	$372,004

LOANS — Allowance for loan losses
An analysis of the allowance for loan losses for the six months ended June 30, 2010, the year ended December 31, 2009, and the six months ended June 30, 2009 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Balance at beginning of period	$5,225	$4,277	$4,277
Recoveries on loans	33	66	45
Loans charged off	(2,587)	(2,818)	(903)
Provision for loan losses	3,700	3,700	700

Balance at end of period	$6,371	$5,225	$4,119

In the first half of 2010, net charge off activity was $2.554 million, or .67% of average loans outstanding compared to net charge offs of $.858 million, or .23% of average loans, in the first half of 2009. In the first half of 2010, the Corporation recorded a provision for loan loss in the amount of $3.700 million compared to $.700 million in the first half of 2009, which is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

Information regarding impaired loans as of June 30, 2010, December 31, 2009 and June 30, 2009 is as follows (dollars in thousands):

				Valuation Reserve
	June 30,	December 31,	June 30,	June 30,	December 31,	June 30,
	2010	2009	2009	2010	2009	2009
Balances, at period end
Impaired loans with specific valuation reserve	$4,841	$11,348	$7,708	$2,023	$2,705	$1,556
Impaired loans with no specific valuation reserve	6,202	3,889	2,167	—	—	—

Total impaired loans	$11,043	$15,237	$9,875	$2,023	$2,705	$1,556

Impaired loans on nonaccrual basis	$10,174	$14,368	$9,277	$2,023	$2,705	$1,556
Impaired loans on accrual basis	869	869	598	—	—	—

Total impaired loans	$11,043	$15,237	$9,875	$2,023	$2,705	$1,556

	Six Months	Twelve Months	Six Months
	Ended	Ended	Ended
	June 30,	December 31,	June 30,
	2010	2009	2009
Average investment in impaired loans	$11,717	$10,449	$9,452
Interest income recognized during period	7	40	11
Interest income that would have been recognized on an accrual basis	328	700	338
Cash-basis interest income recognized	—	—	11
Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

LOANS — Related parties

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Loans outstanding beginning of period	$8,552	$6,516	$6,516
New loans	1,267	2,160	900
Net activity on revolving lines of credit	2,068	1,189	398
Repayment	(2,267)	(1,610)	(205)
Change in related party interest	—	297	—

Loans outstanding end of period	$9,620	$8,552	$7,609

There were no loans to related parties classified substandard at June 30, 2010, December 31, 2009 or June 30, 2009, respectively. In addition to the outstanding balances above, there were unused commitments of $.405 million to related parties at June 30, 2010.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	BORROWINGS

Borrowings consist of the following at June 30, 2010, December 31, 2009 and June 30, 2009 (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in December 2010	$15,000	$15,000	$15,000
Federal Home Loan Bank variable rate advances at rates ranging from .314% to .367% maturing in January and February 2011	20,000	20,000	20,000
Farmers Home Administration, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	1,140	1,140	1,210

	$36,140	$36,140	$36,210

The Federal Home Loan Bank borrowings are collateralized at June 30, 2010 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $30.551 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $14.997 million and $15.742 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2010.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.263 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.991 million, and guaranteed by the Corporation.
7.	STOCK OPTION PLANS

A summary of stock option transactions for the six months ended June 30, 2010 and 2009, and the year ended December 31, 2009, is as follows:

	June 30,	December 31,	June 30,
	2010	2009	2009
Outstanding shares at beginning of year	411,057	446,237	446,237
Granted during the period	—	—	—
Expired during the period	(1,485)	(35,180)	(35,180)

Outstanding shares at end of period	409,572	411,057	411,057

Weighted average exercise price per share at end of period	$11.15	$12.03	$12.03

Shares available for grant at end of period	—	24,780	24,780

There were no options granted in the first six months of 2010 and 2009.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at June 30, 2010:

Exercise	Number		Remaining	Weighted Average
Price Range	Outstanding	Exercisable	Contractual Life-Years	Exercise Price
$9.16	12,500	5,000	5.5	$9.16
$9.75	257,152	120,861	4.5	9.75
$10.65	57,500	11,500	6.5	10.65
$11.50	40,000	8,000	5.3	11.50
$12.00	40,000	8,000	5.0	12.00
$156.00 - $185.00	2,420	2,420	1.1	161.99

	409,572	155,781	4.9	$11.15

8.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. During the first quarter of 2010, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized and recorded a $3.500 million deferred tax benefit related to the utilization of the NOL carryforward. The Corporation, as of June 30, 2010 had a net operating loss and tax credit carryforwards for tax purposes of approximately $28.0 million, and $2.1 million, respectively. As of June 30, 2010 the Corporation had total net deferred tax assets of $10.0 million, with a related valuation allowance of approximately $3.0 million.

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

Subsequent to June 30, 2010, in deference to the loss recorded in the 2010 second quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no impairment of this deferred tax asset.
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
The following table presents information for financial instruments at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$51,165	$51,165	$45,433	$45,433
Interest bearing deposits	678	678	678	678
Securities available for sale	34,942	34,942	46,513	46,513
Federal Home Loan Bank stock	3,794	3,794	3,794	3,794
Net loans	378,468	378,883	379,085	382,352
Accrued interest receivable	1,343	1,343	1,413	1,413

Total financial assets	$470,390	$470,805	$476,916	$480,183

Financial liabilities:
Deposits	$405,784	$405,941	$421,389	$421,124
Borrowings	36,140	36,291	36,140	36,447
Accrued interest payable	322	322	325	325

Total financial liabilities	$442,246	$442,554	$457,854	$457,896

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
Federal Home Loan Bank stock - Federal Home Loan Bank stock is carried at cost, which is its redeemable value and approximates its fair value, since the market for this stock is limited.
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
Deposits - The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings, is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows applying interest rates currently being offered on similar time deposits.
Borrowings - Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date.

Accrued interest - The carrying amount of accrued interest approximates fair value.
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
Limitations - The authoritative accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact and (iv) willing to transact.
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
The fair value of all investment securities at December 31, 2009 and June 30, 2010 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 — Investment Securities.”
The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2009 or June 30, 2010.
The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include held to maturity investments, other real estate and loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2010	(Level 1)	(Level 2)	(Level 3)	June 30, 2010	June 30, 2010
Assets

Impaired loans	$7,959	$—	$—	$7,959	$894	$980
Other real estate owned	5,676	—	—	5,676	1,845	1,994

					$2,739	$2,974

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets

Impaired loans	$13,621	$—	$—	$13,621	$1,300
Other real estate owned	5,804	—	—	5,804	399

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

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. FAIR VALUE MEASUREMENTS (Continued)
Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. Impaired loans are reported at the fair value of the underlying collateral if repayment is expected solely from the collateral. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). For purposes of valuing other real estate owned, the Corporation relies upon third party appraisals and reduces this appraised value by anticipated liquidation costs.
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

	June 30,	December 31,	June 30,
	2010	2009	2009
Commitments to extend credit:
Variable rate	$22,702	$24,839	$31,337
Fixed rate	9,423	6,039	7,005
Standby letters of credit — Variable rate	1,470	1,279	1,742
Credit card commitments — Fixed rate	2,694	2,714	2,528

	$36,289	$34,871	$42,612

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
Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at June 30, 2010 represents $50.000 million, or 16.54%, compared to $44.087 million, or 14.87%, of the commercial loan portfolio on June 30, 2009. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector. Additional discussion regarding the concentration of credit risk is presented in the “Management’s Discussion and Analysis” section of this report.

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
FINANCIAL OVERVIEW
The Corporation recorded a second quarter 2010 loss available to common shareholders of $2.488 million or $.73 per share compared to net income of $.461 million, or $.13 per share for the second quarter of 2009. Net income available to common shareholders for the first six months of 2010 totaled $1.038 million, or $.30 per share, compared to $.551 million, or $.16 per share, for the same period in 2009. Weighted average shares totaled 3,419,736 year to date and for the second quarter in 2010 and 2009.
The second quarter results include a provision for loan losses of $2.800 million and $1.800 of write-downs of OREO properties. Operating results for the six month period in 2010 include a $3.700 million loan loss provision, $1.947 million OREO write-downs, and a $3.500 million deferred tax benefit. The second quarter and six month periods of 2009 include the FDIC special assessment of $.215 million.
The loan loss provisions, along with the OREO write-downs, primarily reflect the continued deterioration of several large credit relationships in Southeast Michigan, two which emerged in the second quarter, along with others that have been nonperforming assets for some time. The OREO write-down includes a $1.4 million adjustment on a vacant parcel of land in Southeast Michigan which has decreased in value by more than 80% since the inception of the credit relationship early in 2006.
Total assets of the Corporation at June 30, 2010 were $500.774 million, down by $5.530 million, or 1.10% from the $506.304 million in total assets reported at June 30, 2009 and down by $14.603 million, or 2.83%, from total assets of $515.377 million at year-end 2009. Asset totals at June 30, 2010 reflect decreased balances of investment securities of approximately $11.571 million from December 31, 2009. The loan portfolio increased $.529 million in the first six months of 2010, from December 31, 2009 balances of $384.310 million. Deposits totaled $405.784 million at June 30, 2010, a decrease from the $421.389 million at December 31, 2009.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $5.732 million in 2010. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale decreased $11.571 million, or 24.88%, from December 31, 2009 to June 30, 2010, with the balance on June 30, 2010, totaling $34.942 million. The Corporation sold $8.6 million of investments early in 2010 and recognized a gain of $.215 million. This sale was in conjunction with the Corporation’s strategy to reduce balance sheet leverage and reduce wholesale deposits. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2010, investment securities with an estimated fair value of $16.459 million were pledged.
Loans
Through the first half of 2010, loan balances increased by $.529 million, or 0.14%, from December 31, 2009 balances of $384.310 million. During the first six months of 2010, the Bank had total loan production of $35.964 million. This loan production, however, was significantly offset by normal principal runoff and amortization, $24.545 million, and large paydowns and refinancing, which totaled $15.995 million. Management continues to

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with a diligent loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.
Following is a summary of the loan portfolio at June 30, 2010, December 31, 2009 and June 30, 2009 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2010	Total	2009	Total	2009	Total
Commercial real estate	$208,596	54.20%	$208,895	54.36%	$196,895	52.93%
Commercial, financial, and agricultural	66,413	17.26	72,184	18.78	73,372	19.72
One to four family residential real estate	71,613	18.61	67,232	17.49	65,564	17.63
Consumer	4,183	1.09	4,290	1.12	3,835	1.03
Construction:
Commercial	27,219	7.07	24,591	6.40	26,125	7.02
Consumer	6,815	1.77	7,118	1.85	6,213	1.67

Total loans	$384,839	100.00%	$384,310	100.00%	$372,004	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2010, December 31, 2009 and June 30, 2009 (dollars in thousands):

	June 30, 2010			December 31, 2009			June 30, 2009
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
Real estate — operators of nonres bldgs	$50,000	16.54%	88.92%	$48,689	15.93%	88.05%	$44,087	14.87%	81.74%
Hospitality and tourism	43,883	14.52	78.04	45,315	14.82	81.95	35,033	11.82	64.95
Commercial construction	27,219	9.01	48.41	24,591	8.04	44.47	26,125	8.81	48.43
Real estate agents and managers	20,727	6.86	36.86	24,242	7.93	43.84	24,614	8.30	45.63
Other	160,399	53.07	285.25	162,833	53.28	294.46	166,533	56.20	308.74

Total Commercial Loans	$302,228	100.00%		$305,670	100.00%		$296,392	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2010. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2010, our residential loan portfolio totaled $78.428 million, or 20.38% of our total outstanding loans.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the six months ended June 30, 2010 amounted to $2.554 million, or .67% of average loans outstanding, compared to $.858 million, .23% of average loans outstanding, for the same period in 2009. The current reserve balance is representative of the relevant risk

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.
The high level of charge-offs incurred during the 2010 second quarter primarily relate to the deterioration of several credit relationships in Southeast Michigan. These relationships, some of which were unsecured, have been on the Corporation’s watchlist of problem credits for sometime; however, the Corporation has exhausted efforts for principal recovery and therefore recorded the charge-off.
The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Nonperforming Assets:
Nonaccrual Loans	$10,174	$14,368	$9,283
Loans past due 90 days or more	—	—	—
Restructured loans	869	869	592

Total nonperforming loans	11,043	15,237	9,875
Other real estate owned	5,676	5,804	4,950

Total nonperforming assets	$16,719	$21,041	$14,825

Nonperforming loans as a % of loans	2.87%	3.96%	2.65%

Nonperforming assets as a % of assets	3.34%	4.08%	2.93%

Reserve for Loan Losses:
At period end	$6,371	$5,225	$4,119

As a % of loans	1.66%	1.36%	1.11%

As a % of nonperforming loans	57.69%	34.29%	41.71%

As a % of nonaccrual loans	62.62%	36.37%	44.37%

Texas ratio*	26.71%	34.77%	25.54%

*	calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses
The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	June 30, 2010	December 31, 2009	June 30, 2009
Total loans, at period end	$384,839	$384,310	$372,004

Average loans for the year	383,398	374,796	371,278

	For the Period Ended
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2010	December 31, 2009	June 30, 2009
Net charge-offs during the period	$2,554	$2,752	$858

Net charge-offs to average loans	.67%	.73%	.23%

Net charge-offs to beginning allowance balance	48.88%	64.34%	20.06%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2009 provided findings similar to management on the overall adequacy of the reserve. The Corporation has engaged this same consultant for loan review during 2010.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
Following is the allocation for loan losses as of June 30, 2010, December 31, 2009, and June 30, 2009 (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Commercial, financial and agricultural loans	$5,616	$4,805	$3,769
One to four family residential real estate loans	100	23	5
Consumer loans	16	13	5
Unallocated and general reserves	639	384	340

Totals	$6,371	$5,225	$4,119

As of June 30, 2010, the allowance for loan losses represented 1.66% of total loans. At June 30, 2010, the allowance included specific reserves in the amount of $2.023 million, as compared to $2.705 million at December 31, 2009 and $1.556 million at June 30, 2009. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2010	December 31, 2009	June 30, 2009
Balance at beginning of period	$5,804	$2,189	$2,189
Other real estate transferred from loans due to foreclosure	3,003	4,879	3,276
Reclassification of redemption OREO	—	(475)	(475)
Other real estate sold/written down	(3,084)	(789)	(37)
Loss on sale of other real estate	(47)	—	(3)

Balance at end of period	$5,676	$5,804	$4,950

During the first six months of 2010, the Corporation received real estate in lieu of loan payments of $3.003 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
The Corporation had a decrease in deposits in the first six months of 2010. Total deposits decreased by $15.605 million, or 3.70%, in the first six months of 2010. The decrease in deposits for the first six months of 2010 is composed of a decrease in noncore deposits of $76.803 million and an increase in core deposits of $61.198 million. In 2010, the Corporation continued to strategically emphasize the growth of core deposits. This strategic initiative was supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds.
Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
(Continued)
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2010	% of Total	2009	% of Total	2009	% of Total
Non-interest-bearing	$41,434	10.21%	$35,878	8.51%	$33,368	8.08%
NOW, money market, checking	118,909	29.30	95,790	22.73	75,974	18.39
Savings	20,110	4.96	18,207	4.32	21,411	5.18
Certificates of Deposit <$100,000	90,573	22.32	59,953	14.23	72,139	17.46

Total core deposits	271,026	66.79	209,828	49.79	202,892	49.11

Certificates of Deposit >$100,000	23,652	5.83	36,385	8.63	25,455	6.16
Brokered CDs	111,106	27.38	175,176	41.57	184,805	44.73

Total non-core deposits	134,758	33.21	211,561	50.21	210,260	50.88

Total deposits	$405,784	100.00%	$421,389	100.00%	$413,152	100.00%

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
Shareholders’ Equity
Total shareholders’ equity increased $.932 million from December 31, 2009 to June 30, 2010. Contributing to the increase in shareholders’ equity was net income of $1.038 million, contributed capital of $15,000 in recognition of stock option expense, a decrease in the market value of securities of $.217 million and the accretion of the discount on preferred stock of $96,000.
RESULTS OF OPERATIONS
Summary
The Corporation reported net income available to common shareholders of $1.038 million, or $0.30 per share, in the first half of 2010, compared to $.551 million, or $.16 per share for the first half of 2009. Operating results for the first half of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carry-forwards. This deferred tax benefit was recognized in accordance with GAAP accounting which requires the benefit to be recognized when “it is more likely than not” that the NOL will be utilized within the carry-forward period.
In the first half of 2010 a provision for loan losses of $3.700 million was booked in comparison to a provision of $.700 million in the first half of 2009. The first six months of 2010 also includes the preferred dividend and accretion of discount of $.371 million.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest margin amounted to $4.023 million, 3.56% of average earning assets, in the second quarter of 2010, compared to $4.051 million, 3.58% of average earning assets, in the second quarter of 2009. In the first six months of 2010, net interest margin increased to $8.045 million, 3.53% of average earning assets, compared to $7.546

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
million, 3.47% of average earning assets, for the same period in 2009. Margin improvement in 2010 was primarily due to a reduction in funding costs between periods as average interest rates on brokered deposits declined more than rates on earning assets.
The following tables present the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2010-2009
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	Variance	Variance	Variance	Variance
Loans (1,2,3)	$382,169	$371,609	$10,560	5.56%	5.65%	$5,298	$5,231	$67	$149	$(79)	$(3)
Taxable securities	35,291	76,092	(40,801)	4.05	3.56	356	675	(319)	(362)	93	(50)
Nontaxable securities (2)	845	1,939	(1,094)	5.22	.41	11	2	9	(1)	23	(13)
Federal funds sold	30,308	—	30,308	.25	—	19	—	19	—	—	19
Other interest-earning assets	4,488	4,399	89	1.61	1.28	18	14	4	—	4	—

Total earning assets	453,101	454,039	(938)	5.05	5.23	5,702	5,922	(220)	(214)	41	(47)

Reserve for loan losses	(5,159)	(4,847)	(312)
Cash and due from banks	22,096	17,708	4,388
Intangible assets	—	16	(16)
Other assets	32,904	24,289	8,615

Total assets	$502,942	$491,205	$11,737

NOW and money market deposits	$97,069	$69,098	$27,971	1.06%	.81%	$257	$140	$117	$57	$43	$17
Interest checking	17,860	5,884	11,976	1.63	1.91	72	28	44	57	(4)	(9)
Savings deposits	20,070	21,363	(1,293)	.60	.66	30	35	(5)	(2)	(3)	—
CDs <$100,000	83,241	71,608	11,633	2.10	2.85	435	508	(73)	83	(134)	(22)
CDs >$100,000	26,101	25,939	162	1.68	2.35	109	152	(43)	1	(44)	—
Brokered deposits	124,325	176,940	(52,615)	1.73	1.59	536	703	(167)	(209)	60	(18)
Borrowings	36,140	36,376	(236)	2.35	2.88	212	261	(49)	(2)	(48)	1

Total interest-bearing liabilities	404,806	407,208	(2,402)	1.64	1.80	1,651	1,827	(176)	(15)	(130)	(31)
Demand deposits	36,784	30,678	6,106
Other liabilities	3,463	3,464	(1)
Shareholders’ equity	57,889	49,855	8,034

Total liabilities and shareholders’ equity	$502,942	$491,205	$11,737

Rate spread				3.41%	3.43%

Net interest margin/revenue				3.59%	3.62%	$4,051	$4,095	$(44)	$(199)	$171	$(16)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

(3)	Interest income on loans includes fees

	Six Months Ended
								2010-2009
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	Variance	Variance	Variance	Variance
Loans (1,2,3)	$383,398	$371,278	$12,120	5.56%	5.63%	$10,579	$10,370	$209	$339	$(125)	$(5)
Taxable securities	36,336	61,906	(25,570)	4.17	3.69	752	1,132	(380)	(468)	149	(61)
Nontaxable securities (2)	844	975	(131)	5.02	1.24	21	6	15	(1)	18	(2)
Federal funds sold	34,050	—	34,050	.25	—	42	—	42	—	—	42
Other interest-earning assets	4,479	4,383	96	1.58	.74	35	16	19	—	18	1

Total earning assets	459,107	438,542	20,565	5.02	5.30	11,429	11,524	(95)	(130)	60	(25)

Reserve for loan losses	(5,116)	(4,627)	(489)
Cash and due from banks	20,940	15,539	5,401
Intangible assets	—	26	(26)
Other assets	30,772	23,594	7,178

Total assets	$505,703	$473,074	$32,629

NOW and money market deposits	$92,410	$68,677	$23,733	1.05%	.79%	$481	$270	$211	$93	$87	$31
Interest checking	16,674	5,124	11,550	1.67	1.97	138	50	88	113	(8)	(17)
Savings deposits	19,229	20,545	(1,316)	.63	.74	60	75	(15)	(5)	(11)	1
CDs <$100,000	74,761	71,642	3,119	2.15	2.99	797	1,061	(264)	46	(297)	(13)
CDs >$100,000	29,587	25,846	3,741	1.70	2.57	249	329	(80)	48	(111)	(17)
Brokered deposits	141,816	164,517	(22,701)	1.67	1.91	1,171	1,559	(388)	(215)	(201)	28
Borrowings	36,140	36,511	(371)	2.34	2.99	420	542	(122)	(6)	(118)	2

Total interest-bearing liabilities	410,617	392,862	17,755	1.63	1.99	3,316	3,886	(570)	74	(659)	15
Demand deposits	35,173	30,819	4,354
Other liabilities	3,407	3,537	(130)
Shareholders’ equity	56,506	45,856	10,650

Total liabilities and shareholders’ equity	$505,703	$473,074	$32,629

Rate spread				3.39%	3.31%

Net interest margin/revenue				3.56%	3.51%	$8,113	$7,638	$475	$(204)	$719	$(40)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjsuted to a tax equivalent basis, using a 34% tax rate

(3)	Interet income on loans includes fees

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Throughout 2010 and 2009 there have been no changes to the prime rate. The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits. This repricing of liabilities is the primary reason for the increased interest margin from 3.51% in the first six months of 2009 to 3.56% in the first six months of 2010.
During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first six months of 2010, the Corporation recorded a $3.700 million provision for loan loss, compared to a $.700 million provision in the first six months of 2009. The large provision for the first six months of 2010 is composed of a number of factors including a portion to re-establish the reserve for net charge-offs incurred during the period, which totaled $2.554 million, increases attributable to specific reserves on deteriorating credit relationships, and increases due to the changing economic and experience factors used in the computation for adequacy of the overall reserve for loan losses. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio.
Other Income
Other income increased by $.570 million for the six months ended June 30, 2010, compared to the six months ended June 30, 2009. Revenue due to loans produced and sold in the secondary market, along with the sale of SBA guaranteed loans, amounted to $.625 million compared to $.142 million a year ago. We expect to continue to benefit from secondary market activity in future periods as the refinancing boom continues. Service fees decreased $.040 million in the first six months of 2010, while other noninterest income decreased $.088 million.
During the second quarter of 2010, the Corporation recognized $.593 million in other income, compared to $.439 million for the second quarter of 2009. The increase between periods was attributed entirely to gains on the sale of SBA and secondary market loans. Service fees decreased for the second quarter of 2010 by $.019 million to $.252 million when compared to $.271 million in the second quarter of 2009. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details other income for the three and six months ended June 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	2010-2009	2010	2009	2010-2009
Service fees	$252	$271	(7.01)	$474	$514	(7.78)
Net gains on sale of loans	309	84	267.86	625	142	340.14
Other noninterest income	32	84	(61.90)	86	174	(50.57)

Subtotal	593	439	35.08	1,185	830	42.77
Net security gain (loss)	—	—	N/A	215	—	N/A

Total noninterest income	$593	$439	35.08	$1,400	$830	68.67

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Other Expense
Other expenses increased $2.250 million for the six months ended June 30, 2010, compared to the same period in 2009. Salaries and employee benefits also increased between periods, largely reflective of annual salary increases along with increased incentive pay related to compensation plans in place for 2010 that incent employees for core deposit growth. The most significant increase in other expense was in the loan and deposit expense category from costs associated with higher levels of nonperforming assets. During the second quarter of 2010, the Corporation recorded $1.8 million in total write-downs of OREO properties. Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details other expense for the three and six months ended June 30, 2010 and June 30, 2009 (dollars in thousands):

	Three Months Ended		% Increase	Six Months Ended		% Increase
	June 30,		(Decrease)	June 30,		(Decrease)
	2010	2009	2010-2009	2010	2009	2010-2009
Salaries and employee benefits	$1,781	$1,561	14.09	$3,501	$3,158	10.86
Occupancy	345	355	(2.82)	690	733	(5.87)
Furniture and equipment	197	222	(11.26)	391	411	(4.87)
Data processing	205	224	(8.48)	394	444	(11.26)
Professional service fees	161	144	11.81	334	297	12.46
Loan and deposit:
FDIC insurance premiums	221	340	(35.00)	443	465	(4.73)
Writedown of other real etstate owned	218	—	N/A	1,947	—	N/A
Other loan and deposit	1,800	172	946.51	466	308	51.30
Telephone	45	46	(2.17)	92	89	3.37
Advertising	72	80	(10.00)	144	158	(8.86)
Other	285	326	(12.58)	557	646	(13.78)

Total noninterest expense	$5,330	$3,470	53.60	$8,959	$6,709	33.54

Federal Income Taxes
Current Federal Tax Provision
In the first half of 2010, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, a portion, $3.500 million of the remaining deferred tax benefit was recognized. This $3.500 million deferred tax benefit, along with taxes on current net operating results, income before taxes resulted in a total net benefit in the first half of $4.623 million compared to the $.278 million tax expense recorded in the first half of 2009.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
be realized. As of June 30, 2010, the Corporation had an NOL carryforward of approximately $28.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $18.0 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
Subsequent to June 30, 2010, in deference to the loss recorded in the 2010 second quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no impairment of this deferred tax asset.
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
Current balance sheet liquidity consists of $39.165 million in cash and due from balances, $12 million in federal funds sold and $18.483 million of unpledged investment securities. The overall balance sheet liquidity results from the late 2009 and early 2010 sale of approximately $40 million of investment securities. The Corporation has also experienced significant deposit inflows during the first half of 2010. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.
Late in 2010 and early in 2011, the $35.0 million of FHLB borrowings will mature. At the time of maturity, the Corporation will review funding alternatives that may be more attractive than FHLB borrowings.
During the first half of 2010, the Corporation increased cash and cash equivalents by $5.732 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net decrease in investment securities of $11.277 million and a net increase in loans of $6.086 million. Offsetting the increases provided by investing activities were uses in financing activities, with a net decrease in deposits of $15.605 million. The decrease in deposits was composed of a decrease in brokered deposits of $64.070 million combined with an increase in bank deposits of $48.465 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2010, the Corporation will fund anticipated loan production by reducing current balances of liquidity.
The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. The Bank is currently prohibited from paying dividends because of a deficit in retained earnings. The Bank, in order to pay dividends in future periods, will need to completely eliminate the negative balance of retained earnings through future profits.
Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”). The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management. The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations. Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds. The Bank’s liquidity is best illustrated by the mix in the Bank’s core and noncore funding dependence ratio, which explains the degree of reliance on noncore liabilities to fund long-term assets.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At June 30, 2010, the Bank’s core deposits in relation to total funding were 61.33% compared to 45.15% at June 30, 2009. These ratios indicated at June 30, 2010, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2010, the Bank had $19.875 million of unsecured lines available and another $2.5 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s operating plan for 2010 includes strategies to increase core deposits in the Corporation’s local markets. New deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits which will then reduce the dependency on noncore deposits. The Corporation’s operating plan for 2010 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2010, the Corporation and Bank were well capitalized. During the first half of 2010, total capitalization increased by $.932 million.
The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2010	2009	2009
Capital Structure
Shareholders’ equity	$56,231	$55,299	$53,939

Total capitalization	$56,231	$55,299	$53,939

Tangible capital	$56,231	$55,299	$53,932

Intangible Assets
Core deposit premium	$—	$—	$7
Other identifiable intangibles	—	—	—

Total intangibles	$—	$—	$7

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$56,231	$55,299	$53,939
Net unrealized (gains) losses on available for sale securities	(876)	(1,093)	(1,211)
Less: disallowed deferred tax asset	(9,200)	(4,800)	(6,000)
Less: intangibles	—	—	(7)

Total Tier 1 capital	$46,155	$49,406	$46,721

Tier 2 Capital:
Allowable reserve for loan losses	$4,968	$5,181	$4,119
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,968	5,181	4,119

Total capital	$51,123	$54,587	$50,840

Risk-adjusted assets	$396,037	$414,440	$391,160

Capital ratios:
Tier 1 Capital to average assets	9.38%	9.75%	9.65%
Tier 1 Capital to risk weighted assets	11.65%	11.92%	11.94%
Total Capital to risk weighted assets	12.91%	13.17%	13.00%

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
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2010	11.23%	11.23%	9.38%	11.65%	12.91%
June 30, 2009	10.65%	10.65%	9.65%	11.94%	13.00%

The Bank:
June 30, 2010	9.93%	9.93%	7.98%	9.91%	11.16%
June 30, 2009	9.17%	9.17%	8.12%	10.03%	11.07%

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
The Corporation also has $34.942 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
The Corporation has $180 million of transactional accounts, of which $41 million consists of non interest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.
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
The following is the Corporation’s opportunities at June 30, 2010 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$264,178	$6,360	$24,677	$89,624	$384,839
Securities	—	19,720	14,701	521	34,942
Other (1)	12,678	—	—	3,794	16,472

Total interest-earning assets	276,856	26,080	39,378	93,939	436,253

Interest-bearing obligations:
NOW, money market, savings, interest checking	139,019	—	—	—	139,019
Time deposits	23,369	53,068	37,398	390	114,225
Brokered CDs	16,446	51,716	40,216	2,728	111,106
Borrowings	20,000	15,000	—	1,140	36,140

Total interest-bearing obligations	198,834	119,784	77,614	4,258	400,490

Gap	$78,022	$(93,704)	$(38,236)	$89,681	$35,763

Cumulative gap	$78,022	$(15,682)	$(53,918)	$35,763

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at June 30, 2010, the Corporation had a cumulative liability sensitivity gap position of $15.682 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to increase net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
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

MACKINAC FINANCIAL CORPORATION
ITEM 4 CONTROLS AND PROCEDURES
As of June 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, but collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated foals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance levels as of June 30, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: August 16, 2010	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal financial and accounting officer)