Form 10-Q/A
period 2010-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2010-08-23
CIK 36506

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

Explanatory Note
This Amendment No. 1 to Mackinac Financial Corporation’s Quarterly Report on Form 10-Q for the period ended June 30, 2010 is being filed solely for the purposes of furnishing Exhibits 99.1 and 99.2, certifications previously made by Mackinac Financial Corporation to the U.S. Treasury, in accordance with Section 111(b) of the Emergency Economic Stabilization Act of 2008. This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-Q or modify or update in any way disclosures made in the original filing.

MACKINAC FINANCIAL CORPORATION PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
MACKINAC FINANCIAL CORPORATION SIGNATURES
EX-31.1
EX-31.2
EX-99.1
EX-99.2

MACKINAC FINANCIAL CORPORATION
PART II. OTHER INFORMATION
Item 6. Exhibits and Reports on Form 8-K
     (a) Exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

*Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

*Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

Exhibit 99.1	Certification of Principal Executive Officer Pursuant to Section 111(b) of EESA.

Exhibit 99.2	Certification of Principal Financial Officer Pursuant to Section 111(b) of EESA.

*	Previously filed or furnished as an exhibit to Mackinac Financial Corporation’s Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: August 20, 2010	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal financial and accounting officer)