Form 10-Q
period 2010-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2010-11-15
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes   ☐   No   ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes   ☐   No   ☑
As of October 31, 2010, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets — September 30, 2010 (Unaudited), December 31, 2009 and September 30, 2009 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Nine Months Ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows — Nine Months Ended September 30, 2010 (Unaudited) and September 30, 2009 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	29

Item 4.	Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	33

Item 6.	Exhibits and Reports on Form 8-K	33

SIGNATURES		34
EX-31.1
EX-31.2
EX-32.1
EX-32.2

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2010	2009	2009
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$36,561	$18,433	$23,249
Federal funds sold	12,000	27,000	—

Cash and cash equivalents	48,561	45,433	23,249

Interest-bearing deposits in other financial institutions	692	678	662
Securities available for sale	37,450	46,513	80,203
Federal Home Loan Bank stock	3,794	3,794	3,794

Loans:
Commercial	295,262	305,670	306,590
Mortgage	82,312	74,350	73,116
Consumer	5,153	4,290	4,394

Total Loans	382,727	384,310	384,100
Allowance for loan losses	(5,437)	(5,225)	(4,081)

Net loans	377,290	379,085	380,019

Premises and equipment	9,843	10,165	10,281
Other real estate held for sale	5,758	5,804	5,821
Other assets	15,618	23,905	9,151

TOTAL ASSETS	$499,006	$515,377	$513,180

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing deposits	$44,402	$35,878	$33,254
NOW, money market, checking	127,828	95,790	88,843
Savings	20,265	18,207	18,807
CDs<$100,000	94,560	59,953	59,637
CDs>$100,000	22,809	36,385	25,409
Brokered	94,660	175,176	192,631

Total deposits	404,524	421,389	418,581

Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	1,069	1,140	1,140

Total borrowings	36,069	36,140	36,140
Other liabilities	2,426	2,549	2,693

Total liabilities	443,019	460,078	457,414

SHAREHOLDERS’ EQUITY:
Preferred stock — No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,658	10,514	10,466
Common stock and additional paid in capital — No par value
Authorized — 18,000,000 shares
Issued and outstanding — 3,419,736 shares	43,517	43,493	43,485
Retained earnings	1,131	199	378
Accumulated other comprehensive income	681	1,093	1,437

Total shareholders’ equity	55,987	55,299	55,766

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$499,006	$515,377	$513,180

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,300	$5,106	$15,718	$15,212
Tax-exempt	46	63	145	237
Interest on securities:
Taxable	324	888	1,077	2,020
Tax-exempt	7	7	21	11
Other interest income	23	28	100	44

Total interest income	5,700	6,092	17,061	17,524

INTEREST EXPENSE:
Deposits	1,414	1,550	4,309	4,894
Borrowings	222	232	643	774

Total interest expense	1,636	1,782	4,952	5,668

Net interest income	4,064	4,310	12,109	11,856
Provision for loan losses	1,000	700	4,700	1,400

Net interest income after provision for loan losses	3,064	3,610	7,409	10,456

OTHER INCOME:
Service fees	264	235	737	750
Net security gains	(1)	644	215	644
Net gains on sale of loans	322	247	897	389
Other	63	1,292	199	1,465

Total other income	648	2,418	2,048	3,248

OTHER EXPENSE:
Salaries and employee benefits	1,779	1,603	5,281	4,761
Occupancy	358	336	1,048	1,069
Furniture and equipment	202	193	594	604
Data processing	193	221	587	665
Professional service fees	168	161	502	458
Loan and deposit	218	162	683	470
Writedown of other real estate owned	1	36	1,948	36
FDIC insurance assessment	222	203	665	668
Telephone	53	50	145	139
Advertising	77	80	220	238
Other	330	398	887	1,044

Total other expense	3,601	3,443	12,560	10,152

Income (loss) before provision for income taxes	111	2,585	(3,103)	3,552
Provision for (benefit of) income taxes	30	864	(4,593)	1,142

NET INCOME (LOSS)	81	1,721	1,490	2,410

Preferred dividend and accretion of discount	185	185	556	323

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$(104)	$1,536	$934	$2,087

INCOME (LOSS) PER COMMON SHARE:
Basic	$(.03)	$.45	$.27	$.61

Diluted	$(.03)	$.45	$.27	$.61

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Balance, beginning of period	$56,231	$53,939	$55,299	$41,551

Net income (loss) for period	81	1,721	1,490	2,410
Net unrealized gain (loss) on securities available for sale	(195)	226	(412)	992

Total comprehensive income (loss)	(114)	1,947	1,078	3,402
Dividend on preferred stock	(185)	(185)	(556)	(323)
Stock option compensation	7	17	22	52
Issuance of preferred stock	—	—	—	10,382
Issuance of common stock warrants	—	—	—	618
Accretion of preferred stock discount	48	48	144	84

Balance, end of period	$55,987	$55,766	$55,987	$55,766

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Nine Months Ended
	September 30,
	2010	2009

Cash Flows From Operating Activities:
Net income	$1,490	$2,410
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,238	1,494
Provision for (benefit of) deferred taxes	(4,593)	1,052
Provision for loan losses	4,700	1,400
(Gain) on sales/calls of securities available for sale	(215)	(644)
Loss on sales of premises, equipment, and other real estate	51	17
Writedown of other real estate	1,948	36
Stock option compensation	22	52
Change in other assets	13,092	(686)
Change in other liabilities	(123)	121

Net cash provided by operating activities	17,610	5,252

Cash Flows From Investing Activities:
Net (increase) decrease in loans	(7,509)	(19,212)
Net (increase) decrease in interest-bearing deposits in other financial institutions	(14)	(80)
Purchase of securities available for sale	(5,000)	(50,113)
Proceeds from sales, maturities or calls of securities available for sale	13,372	18,976
Capital expenditures	(502)	(540)
Proceeds from sale of premises, equipment, and other real estate	2,663	81
Net cash paid in connection with branch sales	—	(28,578)

Net cash provided by (used in) investing activities	3,010	(79,466)

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	(16,865)	76,744
Issuance of Preferred Stock Series A Capital	—	11,000
Dividend on preferred stock and accretion of discount	(556)	(323)
Principal payments on borrowings	(71)	(70)

Net cash provided by (used in) financing activities	(17,492)	87,351

Net increase in cash and cash equivalents	3,128	13,137
Cash and cash equivalents at beginning of period	45,433	10,112

Cash and cash equivalents at end of period	$48,561	$23,249

Supplemental Cash Flow Information:

Cash paid during the period for:
Interest	$4,988	$5,836
Income taxes	25	90

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	4,604	4,205
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009.
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
The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets and mortgage servicing rights.
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
Earnings per share are based upon the weighted average number of shares outstanding. The issuance of shares as a result of the common stock warrants issued under the TARP Capital Purchase Program would not have a dilutive effect on earnings for the three month period ended September 30, 2010, since they would decrease the loss per share. The common stock warrants would be slightly dilutive for the nine month period ended September 30, 2010. Please refer to the table below for the dilutive impact.
The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009

Net income (loss)	$81	$1,721	$1,490	$2,410
Preferred stock dividends	185	185	556	323

Net income (loss) available to common shareholders	$(104)	$1,536	$934	$2,087

Weighted average shares outstanding	3,419,736	3,419,736	3,419,736	3,419,736
Effect of dilutive stock options and common stock warrants outstanding	—	—	68,734	—
Diluted weighted average shares outstanding	3,419,736	3,419,736	3,488,470	3,419,736
Earnings per common share:
Basic	$(.03)	$.45	$.27	$.61
Diluted	$(.03)	$.45	$.27	$.61

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2010, December 31, 2009 and September 30, 2009 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2010

US Agencies	$5,000	$5	$—	$5,005
US Agencies — MBS	30,272	982	—	31,254
Obligations of states and political subdivisions	1,147	48	(4)	1,191

Total securities available for sale	$36,419	$1,035	$(4)	$37,450

December 31, 2009

US Agencies — MBS	$43,651	$1,642	$(55)	$45,238
Obligations of states and political subdivisions	1,207	68	—	1,275

Total securities available for sale	$44,858	$1,710	$(55)	$46,513

September 30, 2009

US Agencies — MBS	$72,623	$2,007	$(67)	$74,563
Obligations of states and political subdivisions	1,207	74	—	1,281
Corporate bonds	4,198	161	—	4,359

Total securities available for sale	$78,028	$2,242	$(67)	$80,203

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.
The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $13.688 million and $14.286 million, respectively, at September 30, 2010.
5.	LOANS
The composition of loans at September 30, 2010, December 31, 2009 and September 30, 2009 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Commercial real estate	$199,892	$208,895	$211,994
Commercial, financial, and agricultural	69,652	72,184	70,520
One to four family residential real estate	74,829	67,232	66,700
Construction:
Commercial	25,718	24,591	24,076
Consumer	7,483	7,118	6,416
Consumer	5,153	4,290	4,394

Total loans	$382,727	$384,310	$384,100

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
LOANS — Allowance for loan losses
An analysis of the allowance for loan losses for the nine months ended September 30, 2010, the year ended December 31, 2009, and the nine months ended September 30, 2009 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Balance at beginning of period	$5,225	$4,277	$4,277
Recoveries on loans	89	66	50
Loans charged off	(4,577)	(2,818)	(1,646)
Provision for loan losses	4,700	3,700	1,400

Balance at end of period	$5,437	$5,225	$4,081

In the first nine months of 2010, net charge off activity was $4.488 million, or 1.17% of average loans outstanding compared to net charge offs of $1.596 million, or .43% of average loans, in the first nine months of 2009. In the first nine months of 2010, the Corporation recorded a provision for loan loss in the amount of $4.700 million compared to $1.400 million in the first nine months of 2009, which is discussed in more detail under “Management’s Discussion and Analysis.”

LOANS — Impaired loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.

Information regarding impaired loans as of September 30, 2010, December 31, 2009 and September 30, 2009 is as follows (dollars in thousands):

				Valuation Reserve
	September 30,	December 31,	September 30,	September 30,	December 31,	September 30,
	2010	2009	2009	2010	2009	2009

Balances, at period end
Impaired loans with specific valuation reserve	$6,038	$11,348	$6,561	$1,256	$2,705	$1,341
Impaired loans with no specific valuation reserve	5,209	3,889	4,967	—	—	—

Total impaired loans	$11,247	$15,237	$11,528	$1,256	$2,705	$1,341

Impaired loans on nonaccrual basis	$4,447	$14,368	$10,655	$161	$2,705	$1,341
Impaired loans on accrual basis	6,800	869	873	1,095	—	—

Total impaired loans	$11,247	$15,237	$11,528	$1,256	$2,705	$1,341

	Nine Months	Twelve Months	Nine Months
	Ended	Ended	Ended
	September 30,	December 31,	September 30,
	2010	2009	2009

Average investment in impaired loans	$11,479	$10,449	$9,809
Interest income recognized during period	7	40	32
Interest income that would have been recognized on an accrual basis	467	700	508
Cash-basis interest income recognized	—	—	—
Additional discussion on impaired loans is presented in the “Management’s Discussion and Analysis” section of this report.

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

LOANS — Related parties

mBank, the Corporation’s principal subsidiary (the “Bank”), in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners.

Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Loans outstanding beginning of period	$8,552	$6,516	$6,516
New loans	2,665	2,160	2,160
Net activity on revolving lines of credit	2,055	1,189	812
Repayment	(3,857)	(1,610)	(1,205)
Change in related party interest	—	297	297

Loans outstanding end of period	$9,415	$8,552	$8,580

There were no loans to related parties classified substandard at September 30, 2010, December 31, 2009 or September 30, 2009. In addition to the outstanding balances above, there were unused commitments of $.395 million to related parties at September 30, 2010.
6.	BORROWINGS
Borrowings consist of the following at September 30, 2010, December 31, 2009 and September 30, 2009 (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Federal Home Loan Bank fixed rate advances at rates ranging from 4.98% to 5.16% maturing in December 2010	$15,000	$15,000	$15,000
Federal Home Loan Bank variable rate advances at rates ranging from .455% to .548% maturing in January and February 2011	20,000	20,000	20,000
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	1,069	1,140	1,140

	$36,069	$36,140	$36,140

The Federal Home Loan Bank borrowings are collateralized at September 30, 2010 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $33.571 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $13.105 million and $13.703 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.794 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2010.

The USDA Rural Development borrowing is collateralized by loans totaling $.260 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.914 million, and guaranteed by the Corporation.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS
A summary of stock option transactions for the nine months ended September 30, 2010 and 2009, and the year ended December 31, 2009, is as follows:

	September 30,	December 31,	September 30,
	2010	2009	2009

Outstanding shares at beginning of year	411,057	446,237	446,237
Granted during the period	—	—	—
Expired during the period	(16,985)	(35,180)	(35,180)

Outstanding shares at end of period	394,072	411,057	411,057

Weighted average exercise price per share at end of period	$10.98	$12.03	$12.03

Shares available for grant at end of period	0	24,780	24,780

There were no options granted in the first nine months of 2010 and 2009.

Following is a summary of the options outstanding and exercisable at September 30, 2010:

Exercise	Number		Remaining	Weighted Average
Price	Outstanding	Exercisable	Contractual Life-Years	Exercise Price

$9.16	5,000	2,000	5.2	$9.16
$9.75	257,152	120,861	4.2	$9.75
$10.65	50,000	10,000	6.2	$10.65
$11.50	40,000	8,000	5.0	$11.50
$12.00	40,000	8,000	4.7	$12.00
$156.00	1,920	1,920	1.1	$156.00

	394,072	150,781	4.6	$10.98

8.	INCOME TAXES
A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. During the first quarter of 2010, the Corporation evaluated the valuation allowance against the net deferred tax asset which would require future taxable income in order to be utilized and recorded a $3.5 million deferred tax benefit related to the utilization of the NOL carryforward. The Corporation, as of September 30, 2010 had a net operating loss and tax credit carryforwards for tax purposes of approximately $29.5 million, and $2.1 million, respectively. As of September 30, 2010 the Corporation had total net deferred tax assets of $12.3 million, with a related valuation allowance of approximately $2.0 million.

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

Subsequent to June 30, 2010, in deference to the loss recorded in the 2010 second quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no additional impairment of this net deferred tax asset.

10.

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

The following table presents information for financial instruments at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30, 2010		December 31, 2009
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	$48,561	$48,561	$45,433	$45,433
Interest bearing deposits	692	692	678	678
Securities available for sale	37,450	37,450	46,513	46,513
Federal Home Loan Bank stock	3,794	3,794	3,794	3,794
Net loans	377,290	378,190	379,085	382,352
Accrued interest receivable	1,175	1,175	1,413	1,413

Total financial assets	$468,962	$469,862	$476,916	$480,183

Financial liabilities:
Deposits	$404,524	$405,621	$421,389	$421,124
Borrowings	36,069	36,177	36,140	36,447
Accrued interest payable	289	289	325	325

Total financial liabilties	$440,882	$442,087	$457,854	$457,896

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

The fair value of all investment securities at December 31, 2009 and September 30, 2010 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 — Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2009 or September 30, 2010.

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include other real estate and loans. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.
Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2010	(Level 1)	(Level 2)	(Level 3)	September 30, 2010	September 30, 2010
Assets

Impaired loans	$7,290	$—	$—	$7,290	$629	$1,609
Other real estate owned	5,758	—	—	5,758	7	2,001

					$636	$3,610

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2009

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2009	(Level 1)	(Level 2)	(Level 3)	December 31, 2009
Assets

Impaired loans	$13,621	$—	$—	$13,621	$1,300
Other real estate owned	5,804	—	—	5,804	399

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
Participation in the TARP Capital Purchase Program
On April 24, 2009, the Corporation entered into and closed a Letter Agreement, including the Securities Purchase Agreement-Standard Terms (collectively, the “Securities Purchase Agreement”), related to the TARP Capital Purchase Program (“CPP”). Pursuant to the Securities Purchase Agreement, the Corporation issued and sold to the Treasury (i) 11,000 shares of the Corporation’s Series A Preferred Shares, and (ii) the Warrant to purchase 379,310 shares of the Corporation’s Common Shares, at an exercise price of $4.35 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $11.000 million in cash. The Warrant has a ten-year term.

As a result of the CPP transaction, the Corporation is required to take certain actions, for so long as the Treasury holds any securities acquired from the Corporation pursuant to the CPP (excluding any period in which the Treasury holds only the Warrant to purchase Common Shares of the Corporation) (the “CPP Period”), to ensure that its executive compensation and benefit plans with respect to Senior Executive Officers (as defined in the relevant agreements) comply with Section 111(b) of Emergency Economic Stabilization Act of 2008 (“EESA”), as implemented by any guidance or regulations issued under Section 111(b) of EESA, and not adopt any benefit plans with respect to, or which cover, the Corporation’s Senior Executive Officers that do not comply with EESA, as amended by the American Recovery and Reinvestment Act of 2009 (the “ARRA”), which was passed by Congress and signed by the President on February 17, 2009. The applicable executive compensation standards generally remain in effect during the CPP Period and apply to the Corporation’s Senior Executive Officers (which for purposes of the ARRA and the CPP agreements, includes the Corporation’s Chief Executive Officer, its Chief Financial Officer, and the next three most highly-compensated executive officers, even though the Corporation’s senior executive officers consist of a smaller group of executives for purposes of the other compensation disclosures in the Corporation’s annual proxy statement).

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

A portion of this capital, $4.000 million, was used to maintain a strong capital position of the Bank. In addition, the remaining capital will allow the Corporation to consider acquisitions of deposit franchisees that would enhance our funding mix.
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

	September 30,	December 31,	September 30,
	2010	2009	2009
Commitments to extend credit:
Variable rate	$24,293	$24,839	$37,533
Fixed rate	16,891	6,039	8,653
Standby letters of credit — Variable rate	1,363	1,279	1,231
Credit card commitments — Fixed rate	2,801	2,714	2,638

	$45,348	$34,871	$50,055

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
Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at September 30, 2010 represents $52.2 million, or 17.68%, compared to $47.0 million, or 15.33%, of the commercial loan portfolio on September 30, 2009. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector. Additional discussion regarding the concentration of credit risk is presented in the “Management’s Discussion and Analysis” section of this report.

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
FINANCIAL OVERVIEW
The Corporation recorded a third quarter 2010 loss available to common shareholders of $.104 million or $(.03) per share compared to net income of $1.536 million, or $.45 per share for the third quarter of 2009. Net income available to common shareholders for the first nine months of 2010 totaled $.934 million, or $.27 per share, compared to $2.087 million, or $.61 per share, for the same period in 2009. Weighted average shares totaled 3,419,736 year to date and for the third quarter in 2010 and 2009.
The third quarter results include a provision for loan losses of $1.000 million compared to $.700 million for the same three month period in 2009. Operating results for the nine month period in 2010 include a $4.700 million provision, $1.948 million in OREO write-downs, $.215 million in security gains and a $3.500 million deferred tax benefit. The nine month and three month results for 2009 include a $1.208 million gain from the sale of two branch offices and $.644 million in security gains.
The loan loss provisions, along with the OREO write-downs through the first nine months of 2010, primarily reflect the continued deterioration of several large credit relationships in Southeast Michigan, two of which emerged in the second quarter, along with others that have been nonperforming assets for some time. The OREO write-down includes a $1.4 million adjustment on a vacant parcel of land in Southeast Michigan which has decreased in value by more than 80% since the inception of the credit relationship early in 2006.
Total assets of the Corporation at September 30, 2010 were $499.006 million, down by $14.174 million, or 2.76% from the $513.180 million in total assets reported at September 30, 2009 and down by $16.371 million, or 3.18%, from total assets of $515.377 million at year-end 2009. Asset totals at September 30, 2010 reflect decreased balances of investment securities of approximately $9.063 million from December 31, 2009. The loan portfolio decreased $1.583 million in the first nine months of 2010, from December 31, 2009 balances of $384.310 million. Deposits totaled $404.524 million at September 30, 2010, a decrease from the $421.389 million at December 31, 2009.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $3.128 million during the first nine months of 2010. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale decreased $9.063 million, or 19.48%, from December 31, 2009 to September 30, 2010, with the balance on September 30, 2010, totaling $37.450 million. The Corporation sold $8.6 million of investments early in 2010 and recognized a gain of $.215 million. This sale was in conjunction with the Corporation’s strategy to reduce balance sheet leverage and reduce wholesale deposits. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2010, investment securities with an estimated fair value of $14.286 million were pledged.
Loans
Through the first nine months of 2010, loan balances decreased by $1.583 million, or .41%, from December 31, 2009 balances of $384.310 million. During the first nine months of 2010, the Bank had total loan production of

18.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
$58.376 million. This loan production, however, was significantly offset by normal loan principal runoff, and amortization, $38.049 million, and large paydowns and refinancing, which totaled $17.815 million, along with USDA and SBA loan sales of $8.9 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with a diligent loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.
Following is a summary of the loan portfolio at September 30, 2010, December 31, 2009 and September 30, 2009 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2010	Total	2009	Total	2009	Total
Commercial real estate	$199,892	52.23%	$208,895	54.36%	$211,994	55.19%
Commercial, financial, and agricultural	69,652	18.20	72,184	18.78	70,520	18.36
One to four family residential real estate	74,829	19.55	67,232	17.49	66,700	17.37
Consumer	5,153	1.35	4,290	1.12	4,394	1.14
Construction:
Commercial	25,718	6.72	24,591	6.40	24,076	6.27
Consumer	7,483	1.95	7,118	1.85	6,416	1.67

Total loans	$382,727	100.00%	$384,310	100.00%	$384,100	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2010, December 31, 2009 and September 30, 2009 (dollars in thousands):

	September 30, 2010			December 31, 2009			September 30, 2009
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity

Real estate — operators of nonres bldgs	$52,192	17.68%	93.22%	$48,689	15.93%	88.05%	$47,007	15.33%	84.29%
Hospitality and tourism	39,998	13.55	71.44	45,315	14.82	81.95	45,867	14.96	82.25
Commercial construction	25,718	8.71	45.94	24,591	8.04	44.47	24,076	7.85	43.17
Real estate agents and managers	19,675	6.66	35.14	24,242	7.93	43.84	23,996	7.83	43.03
Other	157,679	53.40	281.64	162,833	53.28	294.46	165,644	54.03	297.03

Total Commercial Loans	$295,262	100.00%		$305,670	100.00%		$306,590	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2010. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2010, our residential loan portfolio totaled $82.312 million, or 21.51% of our total outstanding loans.
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the nine months ended September 30, 2010 amounted to $4.488 million, or 1.17% of average loans outstanding, compared to $1.596 million, or .43% of average

19.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
loans outstanding, for the same period in 2009. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.
The high level of charge-offs thus far in 2010 primarily relate to the deterioration of several credit relationships in Southeast Michigan. These relationships, some of which were unsecured, have been on the Corporation’s watchlist of problem credits for sometime; however, the Corporation has exhausted efforts for principal recovery and therefore recorded the charge-off.
The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009
Nonperforming Assets:
Nonaccural Loans	$4,447	$14,368	$10,625
Loans past due 90 days or more	—	—	—
Restructured loans	6,800	869	873

Total nonperforming loans	11,247	15,237	11,528
Other real estate owned	5,758	5,804	5,821

Total nonperforming assets	$17,005	$21,041	$17,349

Nonperforming loans as a % of loans	2.94%	3.96%	3.00%

Nonperforming loans as a % of assets	3.41%	4.08%	3.38%

Reserve for Loan Losses:
At period end	$5,437	$5,225	$4,081

As a % of loans	1.42%	1.36%	1.06%

As a % of nonperforming loans	48.34%	34.29%	35.40%

As a % of nonaccural loans	122.26%	36.37%	38.30%

Texas rate*	27.68%	34.77%	28.99%

*	calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses
Nonperforming assets at $17.005 million have been reduced in 2010 by $4.036 million from the $21.041 million at 2009 year end. This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties. In the third quarter of 2010, there was a significant increase in balances of restructured loans, approximately $6.0 million. This is largely reflective of the current economic times that sometimes require concessions as to interest payments and/or maturity extensions in order to accommodate a borrower. The balance increase during the third quarter includes one restructured customer relationship with balances of approximately $4.0 million.
The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	September 30, 2010	December 31, 2009	September 30, 2009

Total loans, at period end	$382,727	$384,310	$384,100

Average loans for the year	384,028	374,796	370,952

	For the Period Ended
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2010	December 31, 2009	September 30, 2009

Net charge-offs during the period	$4,488	$2,752	$1,596

Net charge-offs to average loans	1.17%	.73%	.43%

Net charge-offs to beginning allowance balance	85.89%	64.34%	37.32%

20.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2009 provided findings similar to management on the overall adequacy of the reserve. The Corporation engaged this same consultant for loan review, which was completed in August 2010.
Following is the allocation for loan losses as of September 30, 2010, December 31, 2009, and September 30, 2009 (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Commercial, financial and agricultural loans	$4,509	$4,805	$3,564
One to four family residential real estate loans	98	23	47
Consumer loans	2	13	9
Unallocated and general reserves	828	384	461

Totals	$5,437	$5,225	$4,081

As of September 30, 2010, the allowance for loan losses represented 1.42% of total loans. At September 30, 2010, the allowance included specific reserves in the amount of $1.256 million, as compared to $2.705 million at December 31, 2009 and $1.341 million at September 30, 2009. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2010	December 31, 2009	September 30, 2009

Balance at beginning of period	$5,804	$2,189	$2,189
Other real estate transferred from loans due to foreclosure	4,604	4,879	4,205
Reclassification of redemption OREO	—	(475)	(475)
Other real estate sold/written down	(4,597)	(789)	(82)
Loss on sale of other real estate	(53)	—	(16)

Balance at end of period	$5,758	$5,804	$5,821

During the first nine months of 2010, the Corporation received real estate in lieu of loan payments of $4.604 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
The Corporation had a decrease in deposits in the first nine months of 2010. Total deposits decreased by $16.865 million, or 4.00%, in the first nine months of 2010. The decrease in deposits for the first nine months of 2010 is composed of a decrease in noncore deposits of $94.092 million and an increase in core deposits of $77.227 million. In 2010, the Corporation continued to strategically emphasize the growth of core deposits. This strategic initiative was supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds.

21.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2010	% of Total	2009	% of Total	2009	% of Total

Non-interest-bearing	$44,402	10.98%	$35,878	8.51%	$33,254	7.94%
NOW, money market, checking	127,828	31.60	95,790	22.74	88,843	21.23
Savings	20,265	5.01	18,207	4.32	18,807	4.49
Certificates of Deposit <$100,000	94,560	23.37	59,953	14.23	59,637	14.25

Total core deposits	287,055	70.96	209,828	49.80	200,541	47.91

Certificates of Deposit >$100,000	22,809	5.64	36,385	8.63	25,409	6.07
Brokered CDs	94,660	23.40	175,176	41.57	192,631	46.02

Total non-core deposits	117,469	29.04	211,561	50.20	218,040	52.09

Total deposits	$404,524	100.00%	$421,389	100.00%	$418,581	100.00%

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
Shareholders’ Equity
Total shareholders’ equity increased $.688 million from December 31, 2009 to September 30, 2010. Contributing to the increase in shareholders’ equity was net income of $.934 million, contributed capital of $22,000 in recognition of stock option expense, a decrease in the market value of securities of $.412 million and the accretion of the discount on preferred stock of $.144 million.
RESULTS OF OPERATIONS
Summary
The Corporation reported net income available to common shareholders of $.934 million, or $.27 per share, in the first nine months of 2010, compared to $2.087 million or $.61 per share for the first nine months of 2009. Operating results for the first nine months of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carry-forwards. This deferred tax benefit was recognized in accordance with GAAP accounting which requires the benefit to be recognized when “it is more likely than not” that the NOL will be utilized within the carry-forward period.
In the first nine months of 2010 a provision for loan losses of $4.700 million was booked in comparison to a provision of $1.400 million in the first nine months of 2009. The first nine months of 2010 also includes the preferred dividend and accretion of discount of $.556 million.
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

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Net interest margin on a fully taxable equivalent basis amounted to $4.091 million, 3.72% of average earning assets, in the third quarter of 2010, compared to $4.346 million, 3.69% of average earning assets, in the third quarter of 2009. In the first nine months of 2010, net interest margin increased to $12.195 million, 3.59% of average earning assets, compared to $11.983 million, 3.54% of average earning assets, for the same period in 2009. Margin improvement in 2010 was primarily due to a reduction in funding costs between periods as average interest rates on brokered deposits declined more than rates on earning assets.
The following tables present the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2010-2009
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	Variance	Variance	Variance	Variance

Loans (1,2,3)	$385,268	$370,310	$14,958	5.53%	5.57%	$5,369	$5,201	$168	$210	$(40)	$(2)
Taxable securities	33,989	91,837	(57,848)	3.78	3.84	324	888	(564)	(559)	(13)	8
Nontaxable securities (2)	859	1,226	(367)	5.08	3.56	11	11	—	(3)	5	(2)
Federal funds sold	12,000	—	12,000	.26	—	8	—	8	—	—	8
Other interest-earning assets	4,472	4,434	38	1.33	2.51	15	28	(13)	—	(13)	—

Total earning assets	436,588	467,807	(31,219)	5.20	5.20	5,727	6,128	(401)	(352)	(61)	12

Reserve for loan losses	(6,094)	(4,231)	(1,863)
Cash and due from banks	49,943	24,233	25,710
Intangible assets	—	1	(1)
Other assets	31,898	25,877	6,021

Total assets	$512,335	$513,687	$(1,352)

NOW and money market deposits	$105,634	$73,236	$32,398	.91%	.96%	$241	$177	$64	$78	$(10)	$(4)
Interest checking	20,252	8,853	11,399	1.39	1.88	71	42	29	54	(11)	(14)
Savings deposits	20,557	21,273	(716)	.44	.73	23	39	(16)	(1)	(15)	—
CDs <$100,000	93,265	66,291	26,974	2.05	2.61	481	436	45	177	(94)	(38)
CDs >$100,000	23,376	25,777	(2,401)	1.68	2.31	99	150	(51)	(14)	(41)	4
Brokered deposits	107,774	191,471	(83,697)	1.84	1.46	499	706	(207)	(309)	181	(79)
Borrowings	36,115	36,194	(79)	2.44	2.54	222	232	(10)	(1)	(10)	1

Total interest-bearing liabilities	406,973	423,095	(16,122)	1.59	1.67	1,636	1,782	(146)	(16)	—	(130)
Demand deposits	45,989	32,201	13,788
Other liabilities	2,705	3,797	(1,092)
Shareholders’ equity	56,668	54,594	2,074

Total liabilities and shareholders’ equity	$512,335	$513,687	$(1,352)

Rate spread				3.61%	3.53%

Net interest margin/revenue				3.72%	3.69%	$4,091	$4,346	$(255)	$(336)	$(61)	$142

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

(3)	Interest income on loans includes fees

	Nine Months Ended
								2010-2009
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2010	2009	(Decrease)	2010	2009	2010	2009	Variance	Variance	Variance	Variance

Loans (1,2,3)	$384,028	$370,952	$13,076	5.55%	5.61%	$15,938	$15,570	$368	$549	$(175)	$(6)
Taxable securities	35,546	72,214	(36,668)	4.05	3.74	1,077	2,020	(943)	(1,026)	168	(85)
Nontaxable securities (2)	849	838	11	5.04	2.70	32	17	15	—	15	—
Federal funds sold	26,619	—	26,619	.25	—	50	—	50	—	—	50
Other interest-earning assets	4,477	4,400	77	1.49	1.34	50	44	6	1	5	—

Total earning assets	451,519	448,404	3,115	5.08	5.26	17,147	17,651	(504)	(476)	13	(41)

Reserve for loan losses	(5,446)	(4,494)	(952)
Cash and due from banks	30,714	18,469	12,245
Intangible assets	—	17	(17)
Other assets	31,151	24,364	6,787

Total assets	$507,938	$486,760	$21,178

NOW and money market deposits	$96,866	$70,214	$26,652	1.00%	.85%	$722	$448	$274	$170	$75	$30
Interest checking	17,880	6,380	11,500	1.56	1.93	209	92	117	166	(17)	(32)
Savings deposits	19,676	20,791	(1,115)	.56	.73	83	113	(30)	(6)	(25)	1
CDs <$100,000	80,997	69,838	11,159	2.11	2.87	1,277	1,497	(220)	239	(396)	(63)
CDs >$100,000	27,494	25,823	1,671	1.69	2.48	348	479	(131)	31	(152)	(10)
Brokered deposits	130,344	173,600	(43,256)	1.71	1.74	1,671	2,265	(594)	(564)	(39)	9
Borrowings	36,132	36,404	(272)	2.38	2.84	642	774	(132)	(6)	(127)	1

Total interest-bearing liabilities	409,389	403,050	6,339	1.62	1.88	4,952	5,668	(716)	30	(682)	(64)
Demand deposits	38,818	31,285	7,533
Other liabilities	3,170	3,624	(454)
Shareholders’ equity	56,561	48,801	7,760

Total liabilities and shareholders’ equity	$507,938	$486,760	$21,178

Rate spread				3.46%	3.38%

Net interest margin/revenue				3.61%	3.57%	$12,195	$11,983	$212	$(506)	$695	$23

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjsuted to a tax equivalent basis, using a 34% tax rate

(3)	Interest income on loans includes fees

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Throughout 2010 and 2009 there have been no changes to the prime rate. The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits. This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis, from 3.57% in the first nine months of 2009 to 3.61% in the first nine months of 2010.
During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first nine months of 2010, the Corporation recorded a $4.700 million provision for loan loss, compared to a $1.400 million provision in the first nine months of 2009. The large provision for the first nine months of 2010 is composed of a number of factors including a portion to re-establish the reserve for net charge-offs incurred during the period, which totaled $4.488 million, increases attributable to specific reserves on deteriorating credit relationships, and increases due to the changing economic and experience factors used in the computation for adequacy of the overall reserve for loan losses. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio and to provide for loan growth.
Other Income
Other income decreased by $1.200 million for the nine months ended September 30, 2010, compared to the nine months ended September 30, 2009. The 2009 nine month period includes a net gain of $1.208 million on the sale of two branch offices. In 2010, revenue due to loans produced and sold in the secondary market, along with the sale of SBA guaranteed loans, amounted to $.897 million compared to $.389 million a year ago. We expect to continue to benefit from secondary market activity in future periods. Service fees decreased $.013 million in the first nine months of 2010, while other noninterest income decreased $.058 million.
During the third quarter of 2010, the Corporation recognized $.648 million in other income, compared to $2.418 million for the third quarter of 2009. The 2009 third quarter includes a net gain of $1.208 million on the sale of two branch offices. The decrease between periods was attributed largely to gains recognized on the sale of branches and investment securities in the third quarter of 2009. Service fees increased for the third quarter of 2010 by $.029 million to $.264 million when compared to $.235 million in the third quarter of 2009. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details other income for the three and nine months ended September 30, 2010 and 2009 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	2010-2009	2010	2009	2010-2009

Service fees	$264	$235	12.34	$737	$750	(1.73)
Net gains on sale of loans	322	247	30.36	897	389	130.59
Net gain on sale of branches	—	1,208	(100.00)	—	1,208	(100.00)
Other noninterest income	63	84	(25.00)	199	257	(22.57)

Subtotal	649	1,774	(63.42)	1,833	2,604	(29.61)
Net security gain (loss)	(1)	644	(100.16)	215	644	(66.61)

Total noninterest income	$648	$2,418	(73.20)	$2,048	$3,248	(36.95)

24.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Other Expense
Other expenses increased $2.408 million for the nine months ended September 30, 2010, compared to the same period in 2009. Salaries and employee benefits also increased between periods, largely reflective of annual salary increases along with increased incentive pay related to compensation plans in place for 2010 that incent employees for core deposit growth. The most significant increase in other expense was in the loan and deposit expense category from costs associated with higher levels of nonperforming assets. During the first nine months of 2010, the Corporation recorded $1.948 million in total write-downs of OREO properties and incurred other costs associated with nonperforming assets of $.615 million. Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details other expense for the three and nine months ended September 30, 2010 and September 30, 2009 (dollars in thousands):

	Three Months Ended		% Increase	Nine Months Ended		% Increase
	September 30,		(Decrease)	September 30,		(Decrease)
	2010	2009	2010-2009	2010	2009	2010-2009

Salaries and employee benefits	$1,779	$1,603	10.98	$5,281	$4,761	10.92
Occupancy	358	336	6.55	1,048	1,069	(1.96)
Furniture and equipment	202	193	4.66	594	604	(1.66)
Data processing	193	221	(12.67)	587	665	(11.73)
Professional service fees	168	161	4.35	502	458	9.61
Loan and deposit:
FDIC insurance premiums	222	203	9.36	665	668	(0.45)
Other loan and deposit	219	198	10.61	2,631	506	419.96
Telephone	53	50	6.00	145	139	4.32
Advertising	77	80	(3.75)	220	238	(7.56)
Other	330	398	(17.09)	887	1,044	(15.04)

Total noninterest expense	$3,601	$3,443	4.59	$12,560	$10,152	23.72

Federal Income Taxes
Current Federal Tax Provision
In the first nine months of 2010, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, a portion, $3.500 million of the remaining deferred tax benefit was recognized. This $3.500 million deferred tax benefit, along with taxes on current net operating results, income before taxes resulted in a total net benefit in the first nine months of $4.593 million compared to the $1.142 million tax expense recorded in the first nine months of 2009.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
be realized. As of September 30, 2010, the Corporation had an NOL carryforward of approximately $29.5 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $18.0 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
Subsequent to September 30, 2010, in deference to the loss recorded in the 2010 third quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no additional impairment of this deferred tax asset.
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
Current balance sheet liquidity consists of $36.561 million in cash and due from balances, $12.000 million in federal funds sold and $23.164 million of unpledged investment securities. The overall balance sheet liquidity results from the late 2009 and early 2010 sale of approximately $40 million of investment securities. The Corporation has also experienced significant deposit inflows during the first nine months of 2010. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.
Late in 2010 and early in 2011, the $35.000 million of FHLB borrowings will mature. Management expects to refinance these matured borrowings with the FHLB into a 4-6 year instrument which would be secured with the same assets used to pledge against current balances.
During the first nine months of 2010, the Corporation increased cash and cash equivalents by $3.128 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net decrease in investment securities of $8.372 million and a net increase in loans of $7.509 million. Offsetting the increases provided by investing activities were uses in financing activities, with a net decrease in deposits of $16.865 million. The decrease in deposits was composed of a decrease in brokered deposits of $80.516 million combined with an increase in bank deposits of $63.651 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
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

26.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At September 30, 2010, the Bank’s core deposits in relation to total funding were 65.15% compared to 44.10% at September 30, 2009. These ratios indicated at September 30, 2010, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of September 30, 2010, the Bank had $15.875 million of unsecured lines available and another $2.5 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
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
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2010, the Corporation and Bank were well capitalized. During the first nine months of 2010, total capitalization increased by $.688 million.
The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2010	2009	2009

Capital Structure
Shareholders’ equity	$55,987	$55,299	$55,766

Total capitalization	$55,987	$55,299	$55,766

Tangible capital	$55,987	$55,299	$55,766

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	—	—	—

Total intangibles	$—	$—	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$55,987	$55,299	$55,766
Net unrealized (gains) losses on available for sale securities	(681)	(1,093)	(1,437)
Less: disallowed deferred tax asset	(9,000)	(4,800)	(5,000)
Less: intangibles	—	—	—

Total Tier 1 capital	$46,306	$49,406	$49,329

Tier 2 Capital:
Allowable reserve for loan losses	$4,941	$5,181	$4,081
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,941	5,181	4,081

Total capital	$51,247	$54,587	$53,410

Risk-adjusted assets	$39,780	$414,440	$404,883

Capital ratios:
Tier 1 Capital to average assets	9.22%	9.75%	9.74%
Tier 1 Capital to risk weighted assets	11.73%	11.92%	12.18%
Total Capital to risk weighted assets	12.98%	13.17%	13.19%

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
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2010	11.22%	11.22%	9.22%	11.73%	12.98%
September 30, 2009	10.87%	10.87%	9.74%	12.18%	13.19%

The Bank:
September 30, 2010	10.16%	10.16%	8.10%	10.30%	11.55%
September 30, 2009	9.46%	9.46%	8.32%	10.40%	11.40%

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
The Corporation has established interest rate floors on approximately $155 million, or 72% of its variable rate commercial loans. These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods. Approximately $64 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $88 million repricing in the next 100 basis point prime rate increase.
The Corporation also has $37.450 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
The Corporation has $192 million of transactional accounts, of which $44 million consists of non interest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.
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
The following is the Corporation’s opportunities at September 30, 2010 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$276,160	$13,853	$24,493	$68,221	$382,727
Securities	548	22,632	13,734	536	37,450
Other (1)	12,692	—	—	3,794	16,486

Total interest-earning assets	289,400	36,485	38,227	72,551	436,663

Interest-bearing obligations:
NOW, money market, savings, interest checking	148,093	—	—	—	148,093
Time deposits	21,169	54,370	41,471	359	117,369
Brokered CDs	21,193	70,739	—	2,728	94,660
Borrowings	35,000	—	—	1,069	36,069

Total interest-bearing obligations	225,455	125,109	41,471	4,156	396,191

Gap	$63,945	$(88,624)	$(3,244)	$68,395	$40,472

Cumulative gap	$63,945	$(24,679)	$(27,923)	$40,472

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at September 30, 2010, the Corporation had a cumulative liability sensitivity gap position of $24.679 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to increase net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
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

31.

MACKINAC FINANCIAL CORPORATION
ITEM 4 CONTROLS AND PROCEDURES
As of September 30, 2010, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of September 30, 2010.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

32.

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

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: November 15, 2010	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal financial and accounting officer)

34.