Form 10-K
period 2010-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2011-03-31
CIK 36506

FORM 10-K
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010

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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $6.50 as of June 30, 2010, was $10.344 million. As of March 30, 2011, there were outstanding, 3,419,736 shares of the Corporation’s Common Stock (no par value).
Documents Incorporated by Reference:
Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2010, are incorporated by reference into Parts I and II of this Report.
Portions of the Corporation’s Proxy Statement for the 2011 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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
The Bank currently has 7 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan’s Lower Peninsula. The Bank maintains offices in Chippewa, Grand Traverse, Luce, Manistee, Marquette, Menominee, Oakland, Otsego, and Schoolcraft Counties. The Bank provides drive-in convenience at 7 branch locations and has 13 automated teller machines. The Bank has no foreign offices.
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
Employees
As of December 31, 2010, the Corporation and its subsidiaries employed, in the aggregate, 116 employees equating to 110 full-time equivalents. The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation. Management believes its relationship with its employees to be good.
Business
The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan. Fees may be charged for these services. The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry. This concentration represented $58.114 million or 19.56% of the commercial loan portfolio at December 31, 2010. The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan. The economy of the Bank’s market areas is affected by summer and winter tourism activities.
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
The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured lines totaled $15.875 million at December 31, 2010, with an additional $2.500 million available if collateralized.
As of December 31, 2010, the Bank had no material risks relative to foreign sources. See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2010 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.
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
Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
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
Sarbanes-Oxley Act
On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This legislation addresses accounting oversight and corporate governance matters, including:
•	The creation of a five-member oversight board that will set standards for accountants and have investigative and disciplinary powers;

•	The prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;

•	Increased penalties for financial crimes;

•	Expanded disclosure of corporate operations and internal controls and certification of financial statements;

•	Enhanced controls on, and reporting of, insider training; and

•	Prohibition on lending to officers and directors of public companies, although the Bank may continue to make these loans within the constraints of existing banking regulations.
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
Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
Dodd-Frank Wall Street Reform and Consumer Protection Act
On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”) into law. The Dodd-Frank Act represents a sweeping reform of the supervisory and regulatory framework applicable to financial institutions and capital markets in the United States, certain aspects of which are described below in more detail. The Dodd-Frank Act creates new federal governmental entities responsible for overseeing different aspects of the U.S. financial services industry, including identifying emerging systemic risks. It also shifts certain authorities and responsibilities among federal financial institution regulators, including the supervision of holding company affiliates and the regulation of consumer financial services and products. In particular, and among other things, the Dodd-Frank Act: creates a Bureau of Consumer Financial Protection authorized to regulate providers of consumer credit, savings, payment and other consumer financial products and services; narrows the scope of federal preemption of state consumer laws enjoyed by national banks and federal savings associations and expands the authority of state attorneys general to bring actions to enforce federal consumer protection legislation; imposes more stringent capital requirements on bank holding companies and subjects certain activities, including interstate mergers and acquisitions, to heightened capital conditions; significantly expands underwriting requirements applicable to loans secured by 1-4 family residential real property; restricts the interchange fees payable on debit card transactions for issuers with $10 billion in assets or greater; requires the originator of a securitized loan, or the sponsor of securitization, to retain at least 5% of the credit risk of securitized exposures unless the underlying exposures are qualified residential mortgages or meet certain underwriting standards to be determined by regulation; creates a Financial Stability Oversight Council as part of a regulatory structure for identifying emerging systemic risks and improving interagency cooperation; provides for enhanced regulation of advisers to private funds and of the derivatives markets; enhances oversight of credit rating agencies; and prohibits banking agency requirements tied to credit ratings.
Numerous provisions of the Dodd-Frank Act are required to be implemented through rulemaking by the appropriate federal regulatory agencies over the next few years. It is not clear what form such regulations will ultimately take or if certain provisions of the Dodd-Frank Act will be amended prior to their implementation. Furthermore, while the reforms primarily target systemically important financial service providers, their influence is expected to filter down in varying degrees to smaller institutions over time. As a result, in many respects, the ultimate impact of the Dodd-Frank Act will not be fully known for years, and no current assurance may be given that the Dodd-Frank Act, or any other new legislative changes, will not have a negative impact on the results of operations and financial condition of the Corporation and the Bank.
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

Selected Statistical Information
I. Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential
The key components of net interest income, the daily average balance sheet for each year — including the components of earning assets and supporting obligations — the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
II. Investment Portfolio
A.	Investment Portfolio Composition
The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2010	2009	2008
U.S. Agencies — MBS	$27,710	$45,238	$46,941
U.S. Agencies	4,973	—	—
State and political subdivisions	1,177	1,275	549

TOTAL	$33,860	$46,513	$47,490

     B. Relative Maturities and Weighted Average Interest Rates
The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2010 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	or less	five years	ten years	10 years	TOTAL	Yield (1)
U.S. Agencies — MBS	$—	$—	$—	$27,710	$27,710	4.79%
U.S. Agencies	—	4,973	—	—	4,973	1.13%
State and political subdivisions	6	644	527	—	1,177	5.84%

TOTAL	$6	$5,617	$527	$27,710	$33,860

Weighted average yield (1)	9.99%	1.75%	4.93%	4.79%	4.26%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III. Loan Portfolio
     A. Type of Loans
The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Commercial real estate	$194,859	$208,895	$185,241	$171,695	$154,332
Commercial, financial and agricultural	68,858	72,184	79,734	78,192	71,385
One-to-four family residential real estate	75,074	67,232	65,595	57,613	58,014
Construction	39,012	31,709	35,965	44,042	36,009
Consumer	5,283	4,290	3,745	3,537	2,841

TOTAL	$383,086	$384,310	$370,280	$355,079	$322,581

     B. Maturities and Sensitivities of Loans to Changes in Interest Rates
The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2010, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total
In one year or less:
Variable interest rates	$32,045	$26,424	$2,692	$820	$8,243	$70,224
Fixed interest rates	20,413	5,592	4,634	714	5,197	36,550

After one year but within five years:
Variable interest rates	77,509	18,502	7,814	78	14,553	118,456
Fixed interest rates	37,340	8,899	2,293	3,542	6,749	58,823

After five years:
Variable interest rates	23,093	5,237	51,104	—	4,032	83,466
Fixed interest rates	4,459	4,204	6,537	129	238	15,567

TOTAL	$194,859	$68,858	$75,074	$5,283	$39,012	$383,086

     C. Risk Elements
The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Nonaccrual loans	$5,921	$14,368	$4,887	$3,298	$2,899

Interest income that would have been recorded for nonaccrual loans under original terms	583	700	377	391	114

Interest income recorded during period for nonaccrual loans	141	40	60	129	7

Accruing loans past due 90 days or more	—	—	—	710	40

Restructured loans not included above	4,642	869	—	—	—
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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2010	2009	2008	2007	2006
Balance of allowance for loan losses at beginning of period	$5,225	$4,277	$4,146	$5,006	$6,108

Loans charged off:
Commercial, financial, and agricultural	5,027	2,465	2,062	1,148	199
Real estate — construction	—	—	—	—	—
Real estate — mortgage	410	282	157	89	88
Consumer	48	71	71	73	45

Total loans charged off	5,485	2,818	2,290	1,310	332

Recoveries of loans previously charged off:
Commerical, financial, and agricultural	346	38	114	15	53
Real estate — construction	—	—	—	—	—
Real estate — mortgage	11	16	—	—	13
Consumer	16	12	7	35	25

Total recoveries	373	66	121	50	91

Net loans charged off	5,112	2,752	2,169	1,260	241
Provisions charged to expense	6,500	3,700	2,300	400	(861)

Balance at end of period	$6,613	$5,225	$4,277	$4,146	$5,006

Average loans outstanding	384,347	374,796	361,324	333,415	278,953

Ratio of net charge-offs during period to average loans outstanding	1.33%	.73%	.60%	.38%	.08%

     B. Allocation of Allowance for Loan Losses
The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2010		2009		2008		2007		2006
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%
Commercial real estate	$3,460	52.32%	$3,284	49.66%	$3,819	73.09%	$3,808	91.85%	$3,600	71.91%

Commercial, financial agricultural	1,018	15.39%	1,135	17.16%	—	—	—	—	—	—

Commercial construction	389	5.88%	386	5.84%	—	—	—	—	—	—

1-4 family residential real estate	1,622	24.53%	23	.35%	27	.52%	22	.53%	23	.46%

Consumer construction	—	—	—	—	—	—	—	—	—	—

Consumer	—	—	13	.20%	40	.77%	20	.48%	—	—

Unallocated and general reserves	124	1.88%	384	5.81%	391	7.48%	296	7.14%	1,383	27.63%

TOTAL	$6,613	100.00%	$5,225	100.00%	$4,277	100.00%	$4,146	100.00%	$5,006	100.00%

Detail for each specific loan category is not available for the years ended December 31, 2008, 2007 and 2006.
V. Deposits
Deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
VI. Return on Equity and Assets
Selected financial data of the Corporation is contained in the Corporation’s 2010 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.
See Item 6 of this Form 10-K, “Selected Financial Data”
VII. Financial Instruments with Off-Balance Sheet Risk
Information relative to commitments, contingencies, and credit risk are discussed in Note 17 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2010 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2. PROPERTIES
The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854. The headquarters location is owned by the Corporation and not subject to any mortgage.
Information regarding specific branch locations is contained in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 11 branch locations, 8 are owned and 3 are leased.
ITEM 3. LEGAL PROCEEDINGS
Information regarding legal proceedings is contained in Note 18 of the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
EXECUTIVE OFFICERS OF THE REGISTRANT
The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position
Paul D. Tobias	60	Chairman and Chief Executive Officer

Kelly W. George	43	President

Ernie R. Krueger	61	Executive Vice President/Chief Financial Officer
Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2011 Annual Meeting of Shareholders under the caption “Directors and Officers.”
PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2010 Annual Report to Shareholders, and is incorporated herein by reference.
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

The Bank, in order to pay dividends, would need to seek regulatory approval. There were no dividends declared or paid in 2008, 2009 and 2010. There were no sales of unregistered securities in 2010 nor were there any repurchases of the Corporation’s common stock in 2010.
Additional information regarding the Corporation’s common stock is contained in the Corporation’s 2010 Annual Report to Shareholders under the caption “Market Information,” and is incorporated herein by reference.
Information regarding securities authorized for issuance under equity compensation plans may be found under Item 12 of this report.
ITEM 6. SELECTED FINANCIAL DATA
Selected financial data of the Corporation is contained in the Corporation’s 2010 Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.
ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2010 Annual Report to Shareholders
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2010 Annual Report to Shareholders
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2010, 2009, and 2008, in the Corporation’s 2010 Annual Report to Shareholders.
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
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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
Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2010, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2010, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”
This annual report does not include an attestation report of the Corporation’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Corporation’s registered public accounting firm pursuant to rules of the SEC that permit the Corporation to provide only management’s report in this annual report.

/s/ Paul D. Tobias	/s/ Ernie R. Krueger

Paul D. Tobias	Ernie R. Krueger
Chairman and Chief Executive Officer	Executive Vice President and
Chief Financial Officer
Manistique, Michigan
March 31, 2011

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive
Proxy Statement for its May 25, 2011, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.
ITEM 11. EXECUTIVE COMPENSATION
Information relating to compensation of the Corporation’s executive officers and directors is contained under the captions “Remuneration of Directors” and “Executive Compensation,” in the Corporation’s Proxy Statement and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information relating to security ownership of certain beneficial owners and management is contained under the caption “Beneficial Ownership of Common Stock” in the Corporation’s Proxy Statement is incorporated herein by reference.
The following table provides information as of December 31, 2010, with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

Number of securities
remaining available
		Weighted average	for future issuance
	Number of securities to	exercise price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	( a )	( b )	( c )
Equity compensation plans approved by security holders	394,072	$10.98	0

Equity compensation plans not approved by security holders	—	—	—

Total	394,072	$10.98	0

ITEM 13. CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
Information relating to certain relationships and related transactions is contained under the caption “Indebtedness of and Transactions with Management” in the Corporation’s Proxy Statement and is incorporated herein by reference.
Additional information is contained under the caption “Information about Directors and Executive Officers” within the Corporation’s Proxy Statement and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
Information relating to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Corporation’s Proxy Statement and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(commission file number for all incorporated documents: 0-20167)
(a)	The following documents are filed as a part of this report.
1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference
(i)	Report on Independent Registered Public Accounting Firm

(ii)	Consolidated Balance Sheets as of December 31, 2010, and 2009

(iii)	Consolidated Statements of Operations for the years ended December 31, 2010, 2009, and 2008

(iv)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2010, 2009, and 2008

(v)	Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009, and 2008

(vi)	Notes to Consolidated Financial Statements
2.	All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.	Exhibits

Exhibit
Number	Document
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004) (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-K filed March 31, 2009)

3.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Mackinac Financial Corporation dated April 21, 2009 (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed April 24, 2009)

Exhibit
Number	Document
3.2(a)	Amended and Restated Bylaws as revised June 27, 2001(incorporated by reference to Exhibit 3.2(a) to the Corporation’s Form 10-K filed March 31, 2009)

3.2(b)	Amendment to the Amended and Restated Bylaws adopted August 9, 2004(incorporated by reference to Exhibit 3.2(b) to the Corporation’s Form 10-K filed March 31, 2009)

3.2(c)	Second Amendment to the Amended and Restated Bylaws adopted December 2007 (incorporated by reference to Exhibit 3.2(c) to the Corporation’s Form 10-K filed March 31, 2009)

3.3	Amendment to the Amended and Restated Bylaws adopted October 6, 2004 (incorporated by reference to Exhibit 3.3 to the Corporation’s Form 10-K filed March 31, 2008)

3.4	Second Amended and Restated Bylaws of Mackinac Financial Corporation Revised April 14, 2009 (incorporated by reference to Exhibit 3.2 to the Corporation’s Form 8-K filed April 24, 2009)

4.1	Rights Agreement dated as of June 21, 2000 between the Corporation and Registrar and Transfer Company, as Rights Agent (incorporated by reference to Exhibit 4 to the Corporation’s Form 8-K filed July 31, 2000)

4.2	Amendment to Rights Agreement dated August 9, 2004 (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed August 13, 2004)

4.3	Amendment No. 2 to Rights Agreement dated December 2004 ( incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed December 16, 2004)

4.4	Warrant to Purchase Common Stock dated April 24, 2009 (incorporated by reference to Exhibit 4.1 to the Corporation’s Form 8-K filed April 24, 2009)

10.1	Stock Option Agreement dated June 10, 2005, between Kelly W. George and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 10-K filed March 31, 2006)**

10.2	Stock Option Agreement dated June 10, 2005, between Ernie R. Krueger and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 10-K filed March 31, 2006)**

Exhibit
Number	Document
10.3	Stock Option Agreement dated September 20, 2005, between Walter J. Aspatore and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 10-K filed March 31, 2006)**

10.4	Stock Option Agreement dated September 20, 2005, between Dennis B. Bittner and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.5 to the Corporation’s Form 10-K filed March 31, 2006)**

10.5	Stock Option Agreement dated September 20, 2005, between Randolph C. Paschke and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.6 to the Corporation’s Form 10-K filed March 31, 2006)**

10.6	Stock Option Agreement dated September 20, 2005, between Robert H. Orley and Mackinac Financial Corporation (incorporated by reference to Exhibit 10.7 to the Corporation’s Form 10-K filed March 31, 2006)**

10.7	Form of Stock Option Agreement for Paul D. Tobias and the Corporation (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed December 16, 2004)**

10.8	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004)**

10.9	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004)

10.10	Stock Option Plan (incorporated by reference to the Corporation’s Proxy Statement for its Annual Meeting of Shareholders held April 21, 1994)

10.11	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s nonemployee directors (incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

10.12	North Country Financial Corporation Stock Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.13	North Country Financial Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

Exhibit
Number	Document
10.14	North Country Financial Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000)**

10.15	North Country Financial Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999)**

10.16	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007)**

10.17	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007)**

10.18	Stock Option Agreement dated December 15, 2006, between the Corporation and L. Brooks Patterson (incorporated by reference to Exhibit 10.30 of the Corporation’s Form 10-K filed March 30,2007)**

10.19	Stock Option Agreement dated December 15, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.31 of the Corporation’s Form 10-K filed March 30, 2007)**

10.20	Stock Option Agreement dated December 15, 2006 between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.32 of the Corporation’s Form 10-K filed March 30, 2007)**

10.23	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004)**

10.24	Form of Registration Rights Agreement (incorporated by reference to Exhibit 10.4 to the Corporation’s Form 8-K filed December 16, 2004)

10.25	Stock Option Plan (incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held April 21, 1994)**

10.26	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporations Nonemployee Directors (incorporated by reference to Exhibit 10.2 of the

Exhibit
Number	Document
Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.27	North Country Financial Corporation Stock Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.28	North Country Financial Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.29	North Country Financial Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000 for the quarter ended March 31, 2000)**

10.30	North Country Financial Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999)**

10.31	Amended and Restated Employment Agreement dated December 21, 2006, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed January 4, 2007)**

10.32	Amended and Restated Employment Agreement dated January 31, 2007, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 6, 2007)**

10.34	Stock Option Agreement dated December 15, 2006 between the Corporation and L. Brooks Patterson (incorporated by reference to Exhibit 10.30 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007)**

10.35	Stock Option Agreement dated December 15, 2006 between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.31 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and filed March 30, 2007)**

10.36	Amendment to the Employment Agreement, dated January 25, 2010, between the Corporation and Kelly W. George (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed February 3, 2010)**

Exhibit
Number	Document
10.37	Amendment to the Employment Agreement, dated January 25, 2010, between the Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.2 to the Corporation’s Form 8-K filed February 3, 2010)**

13*	2010 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21*	Subsidiaries of the Corporation

23.1*	Consent of Independent Public Accountants — Plante & Moran, PLLC

31*	Rule 13(a) — 14(a) Certifications

32.1*	Section 1350 Chief Executive Officer Certification

32.2*	Section 1350 Chief Financial Officer Certification

99.1*	Certification of Principal Executive Officer Pursuant to Section 111(b) of EESA.

99.2*	Certification of Principal Financial Officer Pursuant to Section 111(b) of EESA

*	filed herewith

**	management compensatory plan, contract, or arrangement

Commission file number for all incorporated documents: 0-20167

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2011.

MACKINAC FINANCIAL CORPORATION
/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 31, 2011, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.
      Signature

/s/ Paul D. Tobias Paul D. Tobias — Chairman, Chief Executive Officer & Director	/s/ Ernie R. Krueger Executive Vice President/Chief Financial Officer (principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore Walter J. Aspatore — Director	/s/ Joseph D. Garea Joseph D. Garea — Director

/s/ Robert E. Mahaney Robert E. Mahaney — Director	/s/ Robert H. Orley Robert H. Orley — Director

/s/ Dennis B. Bittner Dennis B. Bittner — Director	/s/ L. Brooks Patterson L. Brooks Patterson — Director

/s/ Kelly W. George Kelly W. George — President & Director	/s/ Randolph C. Paschke Randolph C. Paschke — Director