Form 10-Q
period 2011-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2011-05-16
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Yes ☐ No ☑
As of April 30, 2011, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2011	2010	2010
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$41,715	$22,719	$19,359
Federal funds sold	12,000	12,000	36,000

Cash and cash equivalents	53,715	34,719	55,359

Interest-bearing deposits in other financial institutions	734	713	700
Securities available for sale	37,543	33,860	36,841
Federal Home Loan Bank stock	3,423	3,423	3,794

Loans:
Commercial	287,760	297,047	296,271
Mortgage	81,404	80,756	76,996
Consumer	5,445	5,283	4,044

Total Loans	374,609	383,086	377,311
Allowance for loan losses	(6,184)	(6,613)	(4,737)

Net loans	368,425	376,473	372,574

Premises and equipment	9,715	9,660	10,060
Other real estate held for sale	5,081	5,562	7,723
Other assets	14,154	14,286	15,376

TOTAL ASSETS	$492,790	$478,696	$502,427

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$39,269	$41,264	$30,356
NOW, money market, interest checking	154,420	134,703	109,374
Savings	17,691	17,670	20,675
CDs<$100,000	104,258	96,977	75,822
CDs>$100,000	21,803	22,698	30,173
Brokered	63,342	73,467	138,812

Total deposits	400,783	386,779	405,212

Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	1,069	1,069	1,140

Total borrowings	36,069	36,069	36,140
Other liabilities	1,841	1,966	2,353

Total liabilities	438,693	424,814	443,705

SHAREHOLDERS’ EQUITY:
Preferred stock — No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,757	10,706	10,562
Common stock and additional paid in capital — No par value Authorized — 18,000,000 shares
Issued and outstanding — 3,419,736 shares	43,525	43,525	43,502
Retained earnings	(705)	(961)	3,724
Accumulated other comprehensive income	520	612	934

Total shareholders’ equity	54,097	53,882	58,722

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$492,790	$478,696	$502,427

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2011	2010
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,136	$5,191
Tax-exempt	42	52
Interest on securities:
Taxable	282	397
Tax-exempt	7	7
Other interest income	33	40

Total interest income	5,500	5,687

INTEREST EXPENSE:
Deposits	1,219	1,457
Borrowings	140	208

Total interest expense	1,359	1,665

Net interest income	4,141	4,022
Provision for loan losses	—	900

Net interest income after provision for loan losses	4,141	3,122

OTHER INCOME:
Service fees	217	223
Net security gains	—	215
Income from loans sold	314	316
Other	46	53

Total other income	577	807

OTHER EXPENSE:
Salaries and employee benefits	1,824	1,720
Occupancy	365	345
Furniture and equipment	194	194
Data processing	176	189
Professional service fees	153	173
Loan and deposit	179	268
ORE writedowns and (gains) losses on sale	467	147
FDIC insurance assessment	285	222
Telephone	51	47
Advertising	88	72
Other	277	252

Total other expense	4,059	3,629

Income before provision for (benefit of) income taxes	659	300
Provision for (benefit of) income taxes	214	(3,411)

NET INCOME	445	3,711

Preferred dividend and accretion of discount	189	185

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$256	$3,526

INCOME PER COMMON SHARE:
Basic	$.07	$1.03

Diluted	$.07	$1.03

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Balance, beginning of period	$53,882	$55,299

Net income for period	445	3,711
Net unrealized gain (loss) on securities available for sale	(92)	(159)

Total comprehensive income	353	3,552
Dividend on preferred stock	(189)	(185)
Stock option compensation	—	8
Accretion of preferred stock discount	51	48

Balance, end of period	$54,097	$58,722

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Three Months Ended
	March 31,
	2011	2010
Cash Flows from Operating Activities:
Net income	$445	$3,711
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	347	348
Provision for loan losses	—	900
Provision for (benefit of) income taxes	214	(3,411)
(Gain) loss on sales/calls of securities available for sale	—	(215)
(Gain) loss on sale of secondary market loans	(42)	(46)
Origination of secondary market loans held for sale	(4,926)	(2,810)
Proceeds from secondary market loans held for sale	5,005	2,873
(Gain) loss on sale of premises, equipment, and other real estate	15	20
Writedown of other real estate	452	128
Stock option compensation	—	8
Change in other assets	(35)	12,021
Change in other liabilities	(125)	(196)

Net cash provided by operating activities	1,350	13,331

Cash Flows from Investing Activities:
Net decrease in loans	7,213	2,687
Net increase in interest-bearing deposits in other financial institutions	(21)	(22)
Purchase of securities available for sale	(8,088)	—
Proceeds from maturities, sales, calls or paydowns of securities available for sale	4,194	9,560
Capital expenditures	(330)	(156)
Proceeds from sale of premises, equipment, and other real estate	812	840

Net cash provided by investing activities	3,780	12,909

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	14,004	(16,177)
Dividend on preferred stock	(138)	(137)

Net cash provided by (used in) financing activities	13,866	(16,314)

Net increase in cash and cash equivalents	18,996	9,926
Cash and cash equivalents at beginning of period	34,719	45,433

Cash and cash equivalents at end of period	$53,715	$55,359

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,315	$1,658
Income taxes	25	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	798	2,907
See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

Allowance for Loan Losses

The allowance for loan losses includes specific allowances related to commercial loans, when they have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Stock Option Plans

The Corporation sponsors three stock option plans. One plan was approved during 2000 and applies to officers, employees, and nonemployee directors. This plan was amended as a part of the December 2004 stock offering and recapitalization. The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587. The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997. A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under these plans. Options under all of the plans are granted at the discretion of a committee of the Corporation’s Board of Directors. Options to purchase shares of the Corporation’s stock were granted at a price equal to the market price of the stock at the date of grant. The committee determined the vesting of the options when they were granted as established under the plan. All of the option plans have expired.
2.	RECENT ACCOUNTING PRONOUNCEMENTS

In April 2011, the Financial Accounting Standards Board (FASB) issued Accounting Standards Updated (“ASU”) No. 2001-02, Receivables (“Topic 310”): A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. The ASU will improve financial reporting by creating greater consistency in the way GAAP is applied for various types of debt restructurings. The ASU clarifies which loan modifications constitute troubled debt restructurings. The new guidance is effective for interim and annual periods beginning on or after June 15, 2011, and applies retrospectively to restructurings occurring on or after the beginning of the fiscal year of adoption. The provisions of this guidance are not expected to have a significant impact on our consolidated financial condition, results of operation or liquidity.

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing them from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance are not expected to have a significant impact on the Corporation’s consolidated financial condition, results of operation or liquidity.
3.	EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares shown issued.

6.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	EARNINGS PER SHARE (Continued)

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2011 and 2010 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2011	2010
(Numerator):
Net income	$445	$3,711
Preferred stock dividends	189	185

Net income available to common shareholders	$256	$3,526

(Denominator):
Weighted average shares outstanding — basic	3,419,736	3,419,736
Dilutive effect of stock options (1)	—	—
Dilutive effect of common stock warrants (2)	90,074	—
Weighted average shares outstanding — diluted	3,509,810	3,419,736
Income per common share:
Basic	$.07	$1.03
Diluted	$.07	$1.03

(1)	At March 31, 2011 and 2010, there were 394,072 and 411,057 outstanding stock potions, respectively, which are not included in the computation of diluted earnings per share because they are considered anti-dilutive.

(2)	At March 31, 2011 and March 31, 2010, there were 379,310 common stock warrants outstanding at an exercise price of $4.35. The dilutive impact for these shares was negligible for the three month period ended March 31, 2011 and not at all dilutive to the three month period ended March 31, 2010.
4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2011, December 31, 2010 and March 31, 2010 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
March 31, 2011

US Agencies	$7,742	$11	$—	$7,753
US Agencies — MBS	22,528	739	—	23,267
Obligations of states and political subdivisions	1,146	41	(4)	1,183
Corporate bonds	5,338	2	—	5,340

Total securities available for sale	$36,754	$793	$(4)	$37,543

December 31, 2010

US Agencies	$5,000	$—	$(27)	$4,973
US Agencies — MBS	26,787	923	—	27,710
Obligations of states and political subdivisions	1,146	35	(4)	1,177

Total securities available for sale	$32,933	$958	$(31)	$33,860

March 31, 2010

US Agencies — MBS	$34,220	$1,326	$—	$35,546
Obligations of states and political subdivisions	1,206	89	—	1,295

Total securities available for sale	$35,426	$1,415	$—	$36,841

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.
The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $12.670 million and $13.222 million, respectively, at March 31, 2011.

7.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LOANS
The composition of loans at March 31 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Commercial real estate	$200,649	$194,859	$198,439
Commercial, financial, and agricultural	63,673	68,858	69,797
One to four family residential real estate	75,663	75,074	70,087
Construction :
Consumer	5,741	5,682	6,909
Commercial	23,438	33,330	28,035
Consumer	5,445	5,283	4,044

Total loans	$374,609	$383,086	$377,311

An analysis of the allowance for loan losses for the three months ended March 31, 2011, the year ended December 31, 2010, and the three months ended March 31, 2010 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Balance at beginning of period	$6,613	$5,225	$5,225
Recoveries on loans previously charged off	9	374	19
Loans charged off	(438)	(5,486)	(1,407)
Provision	—	6,500	900

Balance at end of period	$6,184	$6,613	$4,737

In the first quarter of 2011, net charge off activity was $.429 million, or .11% of average loans outstanding compared to net charge-offs of $1.388 million, or .36% of average loans, in the same period in 2010. In the first quarter of 2011, the Corporation recorded no provision for loan loss compared to $.900 million in the first quarter of 2010. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.
A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(215)	(25)	—	(190)	—	(8)		(438)
Recoveries	3	1	—	—	—	5	—	9
Provision	(242)	(13)	(128)	356	—	3	24	—
Unallocated assignment	—	—	—	—	—	—	—	—

Ending balance ALLR	$3,006	$981	$261	$1,788	$—	$—	$148	$6,184

Loans:
Ending balance	$200,649	$63,673	$23,438	$75,663	$5,741	$5,445	$—	$374,609
Ending balance ALLR	(3,006)	(981)	(261)	(1,788)	—	—	(148)	(6,184)

Net loans	$197,643	$62,692	$23,177	$73,875	$5,741	$5,445	$(148)	$368,425

Ending balance ALLR
Individually evaluated	1,144	361	39	845	—	—	—	2,389
Collectively evaluated	1,862	620	222	943	—	—	148	3,795

Total	$3,006	$981	$261	$1,788	$—	$—	$148	$6,184

8.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
As part of the management of the loan portfolio, risk ratings are assigned to all commercial loans. Through the loan review process, ratings are modified as believed to be appropriate to reflect changes in the credit. Our ability to manage credit risk depends in large part on our ability to properly identify and manage problem loans. To do so, we operate a credit risk rating system under which our credit management personnel assign a credit risk rating to each loan at the time of origination and review loans on a regular basis to determine each loan’s credit risk rating on a scale of 1 through 8, with higher scores indicating higher risk. The credit risk rating structure used is shown below.
In the context of the credit risk rating structure, the term Classified is defined as a problem loan which may or may not be in a nonaccrual status, dependent upon current payment status and collectability.
Excellent (1)
Borrower is not vulnerable to sudden economic or technological changes and is in a non-seasonal business or industry. These loans generally would be characterized by having good experienced management and a strong liquidity position with minimal leverage.
Good (2)
Borrower shows limited vulnerability to sudden economic change with modest seasonal effect. Borrower has “above average” financial statements and an acceptable repayment history with minimal leverage and a profitability that exceeds peers.
Average (3)
Generally, a borrower rated as average may be susceptible to unfavorable changes in the economy and somewhat affected by seasonal factors. Some product lines may be affected by technological change. Borrowers in this category exhibit stable earnings, with a satisfactory payment history.
Acceptable (4)
The loan is an otherwise acceptable credit that warrants a higher level of administration due to various underlying weaknesses. These weaknesses, however, have not and may never deteriorate to the point of a Special Mention rating or Classified status. This rating category may include new businesses not yet having established a firm performance record.
Special Mention (5)
The loan is not considered as a Classified status, however may exhibit material weaknesses that, if not corrected, may cause future problems. Borrowers in this category warrant special attention but have not yet reached the point of concern for loss. The borrower may have deteriorated to the point that they would have difficulty refinancing elsewhere. Similarly, purchasers of these businesses would not be eligible for bank financing unless they represent a significantly lessened credit risk.
Substandard (6)
The loan is Classified and exhibits a number of well-defined weaknesses that jeopardize normal repayment. The assets are no longer adequately protected due to declining net worth, lack of earning capacity or insufficient collateral offering the distinct possibility of the loss of a portion of the loan principal. Loans within this category clearly represent troubled and deteriorating credit situations requiring constant supervision and an action plan must be developed and approved by the appropriate officers to mitigate the risk.
Doubtful (7)
Loans in this category exhibit the same weaknesses used to describe the substandard credit; however, the traits are more pronounced. Loans are frozen with collection improbable. Such loans are not yet rated as Charge-off because certain actions may yet occur which would salvage the loan.
Charge-off/Loss (8)
Loans in this category are largely uncollectible and should be charged against the loan loss reserve immediately.

9.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
General Reserves:
For loans with a credit risk rating of 5 or better and any loans with a risk rating of 6 or 7 with no specific reserve, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating. Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.
Using a historical average loss by loan type as a base, each loan graded as higher risk is assigned a specific percentage. Within the commercial loan portfolio, the historical loss rates are used for specific industries such as hospitality, gaming, petroleum, and forestry. The residential real estate and consumer loan portfolios are assigned a loss percentage as a homogenous group. If, however, on an individual loan the projected loss based on collateral value and payment histories are in excess of the computed allowance, the allocation is increased for the higher anticipated loss. These computations provide the basis for the allowance for loan losses as recorded by the Corporation.
Below is a breakdown of loans by risk category as of March 31, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Loss	Unassigned	Total
Commercial real estate	$6,418	$16,899	$42,970	$116,110	$6,490	$9,049	$2,582	$—	$131	$200,649
Commercial, financial and agricultural	3,373	3,722	15,524	37,455	230	2,534	—	—	835	63,673
Commercial construction	186	563	5,000	11,400	2,237	516	—	—	3,536	23,438
One to four family residential real estate	33	3,584	3,118	4,256	1,454	3,786	—	—	59,432	75,663
Consumer construction	—	—	—	—	—	—	—	—	5,741	5,741
Consumer	—	—	92	475	—	—	—	—	4,878	5,445

Total loans	$10,010	$24,768	$66,704	$169,696	$10,411	$15,885	$2,582	$—	$74,553	$374,609

Below is a breakdown of loans by risk category as of December 31, 2010 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total
Commercial real estate	$4,745	$16,975	$44,408	$109,911	$3,789	$10,997	$3,956	$78	$194,859
Commercial, financial and agricultural	3,726	5,275	16,466	39,844	259	2,636	—	652	68,858
Commercial construction	—	579	4,416	22,280	1,921	568	—	3,566	33,330
One-to-four family residential real estate	33	3,589	3,146	4,271	1,464	3,941	—	58,630	75,074
Consumer construction	—	—	—	—	—	—	—	5,682	5,682
Consumer	—	—	34	368	—	—	—	4,881	5,283

Total loans	$8,504	$26,418	$68,470	$176,674	$7,433	$18,142	$3,956	$73,489	$383,086

The breakdown of loans by risk category for the period ended March 31, 2010 is not available. This disclosure was not required on March 31, 2010, and the Corporation no longer has this detail available for historical periods.

10.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
Impaired Loans
Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded during impairment and that which would have been recognized were $.057 million and $.127 million for the three months ended March 31, 2011. For the three months ended March 31, 2010, the amounts were $.006 million and $.162 million.
The accrual of interest on loans is discontinued when, in management’s opinion, the borrower may be unable to meet payment obligations as they become due, as well as when required by regulatory provisions. When interest accrual is discontinued, all unpaid accrued interest is reversed. Interest income is subsequently recognized only to the extent cash payments are received in excess of principal due. Loans are returned to accrual status when all the principal and interest amounts contractually due are brought current and future payments are reasonably assured.
Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments. Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loans basis for other loans. If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis. Impaired loans, or portions thereof, are charged off when deemed uncollectible.

11.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2011

With no valuation reserve:
Commercial real estate	$876	$—	$5,602	$—	$24	$30
Commercial, financial and agricultural	52	—	63	—	—	1
Commercial construction	458	—	458	—	—	8
One to four family residential real estate	942	105	785	—	—	11
Consumer construction	—	—	13	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,181	$—	$1,156	$770	$33	$22
Commercial, financial and agricultural	1,069	—	971	332	—	20
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	3,281	—	1,633	753	—	35
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$4,057	$—	$6,758	$770	$57	$52
Commercial, financial and agricultural	1,121	—	1,034	332	—	21
Commercial construction	458	—	458	—	—	8
One to four family residential real estate	4,223	105	2,418	753	—	46
Consumer construction	—	—	13	—	—	—
Consumer	—	—	—	—	—	—

Total	$9,859	$105	$10,681	$1,855	$57	$127

December 31, 2010

With no valuation reserve:
Commercial real estate	$960	$—	$987	$—	$—	$71
Commercial, financial and agricultural	51	—	13	—	—	1
Commercial construction	458	—	1,186	—	11	33
One to four family residential real estate	362	105	237	—	1	13
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,562	$4,537	$6,531	$1,258	$117	$306
Commercial, financial and agricultural	709	—	1,660	279	—	95
Commercial construction	—	—	—	—	—	21
One to four family residential real estate	767	—	730	230	12	39
Consumer construction	52	—	52	1	—	4
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,522	$4,537	$7,518	$1,258	$117	$377
Commercial, financial and agricultural	760	—	1,673	279	—	96
Commercial construction	458	—	1,186	—	11	54
One to four family residential real estate	1,129	105	967	230	13	52
Consumer construction	52	—	52	1	—	4
Consumer	—	—	—	—	—	—

Total	$5,921	$4,642	$11,396	$1,768	$141	$583

12.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2010

With no valuation reserve:
Commercial real estate	$4,337	$869	$5,809	$—	$6	$67
Commercial, financial and agricultural	526	—	804	—	—	9
Commercial construction	818	—	1,622	—	—	18
One to four family residential real estate	238	—	1,156	—	—	10
Consumer construction	52	—	52	—	—	1
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$1,535	$—	$1,532	$107	$—	$35
Commercial, financial and agricultural	1,521	—	1,522	1,512	—	22
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$5,872	$869	$7,341	$107	$6	$102
Commercial, financial and agricultural	2,047	—	2,326	1,512	—	31
Commercial construction	818	—	1,622	—	—	18
One to four family residential real estate	238	—	1,156	—	—	10
Consumer construction	52	—	52	—	—	1
Consumer	—	—	—	—	—	—

Total	$9,027	$869	$12,497	$1,619	$6	$162

A summary of past due loans at March 31, 2011, December 31, 2010 and March 31, 2010 is as follows (dollars in thousands):

	March 31,			December 31,			March 31,
	2011			2010			2010
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total
Commercial real estate	$649	$4,057	$4,706	$19	$3,522	$3,541	$675	$5,872	$6,547
Commercial, financial and agricultural	1,137	1,121	2,258	382	760	1,142	283	2,046	2,329
Commercial construction	58	458	516	—	458	458	26	818	844
One to four family residential real estate	600	4,223	4,823	923	1,129	2,052	280	238	518
Consumer construction	—	—	—	—	52	52	—	52	52
Consumer	2	—	2	20	—	20	5	1	6

Total past due loans	$2,446	$9,859	$12,305	$1,344	$5,921	$7,265	$1,269	$9,027	$10,296

roll-forward of nonaccrual activity for the first three months ended March 31, 2011 (dollars in thousands):

	For the Three Months Ended March 31, 2011
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total
NONACCRUAL

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(458)	(5)	—	(15)	—	—	(478)
Charge-offs	(203)	(25)	—	(28)	—	—	(256)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(644)	—	—	(101)	(52)	—	(797)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	2,724	389	—	3,237	—	—	6,350
Other	8	2	—	1	—	—	11

Ending balance	$4,057	$1,121	$458	$4,223	$—	$—	$9,859

13.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
A roll-forward of nonaccrual activity for the first three months ended March 31, 2010 (dollars in thousands):

	For the Three Months Ended March 31, 2010
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total
NONACCRUAL

Beginning balance	$8,290	$2,644	$1,919	$1,461	$52	$2	$14,368

Principal payments	(4,438)	(665)	(83)	(22)	—	(1)	(5,209)
Charge-offs	(1,119)	(2)	(19)	(1,112)	—	—	(2,252)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(466)	(102)	(1,003)	(129)	—	—	(1,700)
Transfers to accruing	(55)	—	—	—	—	—	(55)
Transfers from accruing	3,638	171	—	35	—	—	3,844
Other	22	—	4	5	—	—	31

Ending balance	$5,872	$2,046	$818	$238	$52	$1	$9,027

Insider Loans
The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Loans outstanding, beginning of period	$9,532	$8,552	$8,552
New loans	705	5,243	1,087
Net activity on revolving lines of credit	124	2,065	1,938
Repayment	(1,216)	(6,328)	(2,104)

Loans outstanding, end of period	$9,145	$9,532	$9,473

There were no loans to related parties classified substandard as of March 31, 2011, December 31, 2010 or March 31, 2010. In addition to the outstanding balances above, there were unfunded commitments of $.350 million to related parties at March 31, 2011.
6.	BORROWINGS
Borrowings consist of the following at March 31, 2011, December 31, 2010 and March 31, 2010 (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Federal Home Loan Bank fixed rate advances at a weighted average rate of 1.73% maturing from December 2011 to January 2016	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	1,069	1,069	1,140

	$36,069	$36,069	$36,140

14.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	BORROWINGS (Continued)
The Federal Home Loan Bank borrowings are collateralized at March 31, 2011 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $35.892 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $12.303 million and $12.476 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.423 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2011.

The USDA Rural Development borrowing is collateralized by loans totaling $.253 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.925 million, and guaranteed by the Corporation.
7.	STOCK OPTION PLANS

A summary of stock option transactions for the three months ended March 31, 2011 and 2010, and the year ended December 31, 2010, is as follows:

	March 31,	December 31,	March 31,
	2011	2010	2010
Outstanding shares at beginning of year	394,072	411,057	411,057
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(16,985)	—

Outstanding shares at end of period	394,072	394,072	411,057

Exercisable shares at end of period	150,781	150,781	157,266

Weighted average exercise price per share at end of period	$10.98	$10.98	$12.03

Shares available for grant at end of period	—	—	—

There were no options granted in the first three months of 2011 and 2010.

Following is a summary of the options outstanding and exercisable at March 31, 2011:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years
$9.16	5,000	2,000	3,000	4.71
$9.75	257,152	120,861	136,291	3.71
$10.65	50,000	10,000	40,000	5.71
$11.50	40,000	8,000	32,000	4.50
$12.00	40,000	8,000	32,000	4.32
$156.00	1,920	1,920	—	.58

	394,072	150,781	243,291	4.09

15.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
8.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. At March 31, 2010 Management evaluated the valuation allowance. An analysis of the deferred tax asset was made to determine the utilization of those tax benefits based upon projected future taxable income. At that time, based upon management’s determination and in accordance with the generally accepted accounting principles, that it was “more likely than not” that a portion of these benefits would be utilized, a $3.500 million valuation adjustment was made as a credit to income tax expense. Among the criteria that management considered in evaluating the deferred tax asset was taxable income for the three most recent taxable years ending December 31, 2009 which totaled $8.2 million. This taxable income allowed the Corporation to utilize NOL carryforwards.

Management assessed the valuation allowance for the second and third quarters of 2010 and determined that no additional adjustment was deemed appropriate. At December 31, 2010, based upon further analysis, and in recognition of the current period operating loss before taxes, management determined that an adjustment to the valuation was appropriate and increased the valuation allowance by $1.364 million with an increase to current tax expense.

Management evaluated the deferred tax valuation allowance as of March 31, 2011 and determined that no adjustment to the valuation was warranted. The Corporation, as of March 31, 2011 had a net operating loss and tax credit carryforwards for tax purposes of approximately $27.0 million, and $2.1 million, respectively.

The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it became “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $17.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.
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

16.

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

The following table presents information for financial instruments at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$53,715	$53,715	$34,719	$34,719
Interest-bearing deposits	734	734	713	713
Securities available for sale	37,543	37,543	33,860	33,860
Federal Home Loan Bank stock	3,423	3,423	3,423	3,423
Net loans	368,425	368,436	376,473	376,713
Accrued interest receivable	1,401	1,401	1,155	1,155

Total financial assets	$465,241	$465,252	$450,343	$450,583

Financial liabilities:
Deposits	$400,783	$402,311	$386,779	$387,885
Borrowings	36,069	35,658	36,069	36,234
Accrued interest payable	276	276	232	232

Total financial liabilities	$437,128	$438,245	$423,080	$424,351

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

17.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9.	FAIR VALUE MEASUREMENTS (Continued)

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2010, and the valuation techniques used by the Corporation to determine those fair values.

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
The fair value of all investment securities at March 31, 2011 and March 31, 2010 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 — Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of March 31, 2011, December 31, 2010 or March 31, 2010.

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

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include loans and other real estate owned. The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

	Assets Measured at Fair Value on a Nonrecurring Basis
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011

Assets

Impaired loans	$9,964	$—	$—	$9,964	$426
Other real estate owned	5,081	—	—	5,081	467

					$893

	Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010
		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010

Assets

Impaired loans	$10,563	$—	$—	$10,563	$1,666
Other real estate owned	5,562	—	—	5,562	2,753

					$4,419

The Corporation had no investments subject to fair value measurement on a nonrecurring basis.

18.

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

19.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
10. SHAREHOLDERS’ EQUITY (Continued)
The Corporation has the right to redeem the Series A Preferred Shares at any time after consulting with its primary regulator, in which case the executive compensation standards would no longer apply to the Corporation.
The Corporation is considering whether or not to participate in the U.S. Treasury’s Small Business Lending Fund program (“SBLF”). The Corporation has applied for funding under the SBLF, but has not yet received approval, nor has the Corporation determined if it will participate if approved. This SBLF program would allow the Corporation to pay off the TARP preferred and also requires an injection of capital into the Bank which is dependent upon the amount of the total SBLF funding less the $11 million of TARP preferred.
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

	March 31,	December 31,	March 31,
	2011	2010	2010
Commitments to extend credit:
Variable rate	$27,814	$18,092	$26,629
Fixed rate	11,325	13,034	9,853
Standby letters of credit — Variable rate	2,137	2,192	1,170
Credit card commitments — Fixed rate	2,991	2,737	2,761

	$44,267	$36,055	$40,413

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

20.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
11. COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)
Contingencies
In the normal course of business, the Corporation is involved in various legal proceedings. For expanded discussion on the Corporation’s legal proceedings, see Part II, Item 1, “Legal Proceedings” in this report.
Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at March 31, 2011 represents $58.132 million, or 20.20%, compared to $49.753 million, or 16.79%, of the commercial loan portfolio on March 31, 2010. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

22.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2010. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.
FINANCIAL OVERVIEW
The Corporation recorded a first quarter 2011 net income available to common shareholders of $.256 million or $0.07 per share compared to net income of $3.526 million, or $1.03 per share for the first quarter of 2010. Operating results for the first quarter of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carryforwards. Weighted average shares totaled 3,419,736 for the first quarter in 2011 and 2010.
The first quarter results include no provision for loan losses compared to $.900 million for the same three month period in 2010. Operating results for the three month period in 2011 included $.452 million in OREO write-downs.
The net interest margin for the first quarter of 2011 increased to $4.141 million, or 3.92%, compared to $4.022 million, of 3.51% in the first quarter of 2010.
Total assets of the Corporation at March 31, 2011 were $492.790 million, down by $9.637 million, or 1.92% from the $502.427 million in total assets reported at March 31, 2010 and up by $14.094 million, or 2.94%, from total assets of $478.696 million at year-end 2010. Asset totals at March 31, 2011 reflect increased balances of investment securities of approximately $3.683 million from December 31, 2010. The loan portfolio decreased $8.477 million in the first quarter of 2011, from December 31, 2010 balances of $383.086 million. Deposits totaled $400.783 million at March 31, 2011, an increase of $14.004 million from the $386.779 million at December 31, 2010.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents increased $18.996 million during the first quarter of 2011. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale increased $3.683 million, or 10.88%, from December 31, 2010 to March 31, 2011, with the balance on March 31, 2011, totaling $37.543 million. The Corporation purchased $8.1 million of investments during the 2011 first quarter as deposit growth exceeded loan funding demand. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2011, investment securities with an estimated fair value of $13.222 million were pledged.
Loans
Through the first quarter of 2011, loan balances decreased by $8.477 million, or 2.21%, from December 31, 2010 balances of $383.086 million. During the first three months of 2011, the Bank had total loan production of $16.855 million, which included $4.926 million of secondary market loan production. This loan production, however, was offset loan principal runoff, paydowns and amortization, totaling $16.779 million , along with USDA and SBA loan sales of $2.400 million and nonperforming loans transferred to OREO amounting to $.798 million. Management continues to actively manage the loan portfolio, seeking to identify and resolve problem assets at an early stage. Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with a diligent loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio. Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.

23.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Following is a summary of the loan portfolio at March 31, 2011, December 31, 2010 and March 31, 2010 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2011	Total	2010	Total	2010	Total
Commercial real estate	$200,649	53.56%	$194,859	50.87%	$198,439	52.59%
Commercial, financial, and agricultural	63,673	17.00	68,858	17.97	69,797	18.50
One to four family residential real estate	75,663	20.20	75,074	19.60	70,087	18.58
Construction:
Consumer	5,741	1.53	5,682	1.48	6,909	1.83
Commercial	23,438	6.26	33,330	8.70	28,035	7.43
Consumer	5,445	1.45	5,283	1.38	4,044	1.07

Total loans	$374,609	100.00%	$383,086	100.00%	$377,311	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2011, December 31, 2010 and March 31, 2010 (dollars in thousands):

	March 31, 2011			December 31, 2010			March 31, 2010
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commercial	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
Real estate — operators of nonres bldgs	$58,132	20.20%	107.46%	$58,114	19.56%	107.85%	$49,753	16.79%	84.73%
Hospitality and tourism	35,016	12.17	64.73	37,737	12.70	70.04	44,820	15.13	76.33
Commercial construction	23,438	8.15	43.33	33,330	11.22	61.86	28,035	9.46	47.74
Operators of nonresidential buildings	17,091	5.94	31.59	16,598	5.59	30.80	13,170	4.45	22.43
Real estate agents and managers	15,518	5.39	28.69	15,857	5.34	29.43	21,529	7.27	36.66
Other	138,565	48.15	256.14	135,411	45.59	251.31	138,964	46.90	236.65

Total Commercial Loans	$287,760	100.00%		$297,047	100.00%		$296,271	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2011. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2011, our residential loan portfolio totaled $75.663 million, or 20.20% of our total outstanding loans.
The Corporation has also extended credit to governmental units, including Native American organizations. Tax-exempt loans and leases decreased from $2.471 million at the end of December 31, 2010 to $2.412 million at March 31, 2011. The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.
Due to the seasonal nature of many of the Corporation’s commercial loan customers, loan payment terms provide flexibility by structuring payments to coincide with the customer’s business cycle. The lending staff evaluates the collectability of the past due loans based on documented collateral values and payment history. The Corporation discontinues the accrual of interest on loans when, in the opinion of management, there is an indication that the borrower may be unable to meet the payments as they become due. Upon such discontinuance, all unpaid accrued interest is reversed. Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

24.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the three months ended March 31, 2011 amounted to $.429 million, or .11% of average loans outstanding, compared to $1.388 million, or .36% of average loans outstanding, for the same period in 2010. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.
The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Nonperforming Assets:
Nonaccrual Loans	$9,859	$5,921	$9,027
Loans past due 90 days or more	—	—	—
Restructured loans	105	4,642	869

Total nonperforming loans	9,964	10,563	9,896
Other real estate owned	5,081	5,562	7,723

Total nonperforming assets	$15,045	$16,125	$17,619

Nonperforming loans as a % of loans	2.66%	2.76%	2.62%

Nonperforming assets as a % of assets	3.05%	3.37%	3.51%

Reserve for Loan Losses:
At period end	$6,184	$6,613	$4,737

As a % of loans	1.65%	1.73%	1.26%

As a % of nonperforming loans	62.06%	62.61%	47.87%

As a % of nonaccrual loans	62.72%	111.69%	52.48%

Texas ratio*	24.96%	26.66%	27.75%

*	calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses
Nonperforming assets at $15.045 million have been reduced in 2011 by $1.080 million from the $16.125 million at 2010 year end. This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties. In the first quarter of 2011, there was a significant decrease in balances of restructured loans, approximately $4.537 million. This largely relates to one credit relationship which was reclassified from restructured to nonaccrual during the first quarter of 2011 due to further deterioration.
The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	March 31, 2011	December 31, 2010	March 31, 2010
Total loans, at period end	$374,609	$386,086	$377,311

Average loans for the year	$380,066	$384,347	$384,640

	For the Period Ended
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Net charge-offs during the period	$429	$5,112	$1,388

Net charge-offs to average loans	.11%	1.33%	.36%

Net charge-offs to beginning allowance balance	6.49%	97.84%	26.56%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2010 provided findings similar to management on the overall adequacy of the reserve. In 2011, the Corporation will again utilize a consultant for loan review.

25.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
As of March 31, 2011, the allowance for loan losses represented 1.65% of total loans. At March 31, 2011, the allowance included specific reserves in the amount of $2.390 million, as compared to $2.666 million at December 31, 2010 and $2.006 million at March 31, 2010. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2011	December 31, 2010	March 31, 2010
Balance at beginning of period	$5,562	$5,804	$5,804
Other real estate transferred from loans due to foreclosure	798	5,373	2,907
Other real estate sold	(812)	(2,862)	(839)
OREO write downs	(452)	(2,703)	(128)
Loss on sale of other real estate	(15)	(50)	(21)

Balance at end of period	$5,081	$5,562	$7,723

During the first quarter of 2011, the Corporation received real estate in lieu of loan payments of $.798 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first quarter of 2011. Total deposits increased by $14.004 million, or 3.62%, in the first quarter of 2011. The increase in deposits for the first quarter of 2011 is composed of a decrease in noncore deposits of $11.020 million and an increase in core deposits of $25.024 million. In 2010, the Corporation continued to strategically emphasize the growth of core deposits. This strategic initiative was supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds.
Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2011	% of Total	2010	% of Total	2010	% of Total
Non-interest-bearing	$39,269	9.80%	$41,264	10.67%	$30,356	7.49%
NOW, money market, checking	154,420	38.54	134,703	34.83	109,374	26.99
Savings	17,691	4.41	17,670	4.57	20,675	5.10
Certificates of Deposit <$100,000	104,258	26.01	96,977	25.07	75,822	18.71

Total core deposits	315,638	78.76	290,614	75.14	236,227	58.29

Certificates of Deposit >$100,000	21,803	5.44	22,698	5.87	30,173	7.45
Brokered CDs	63,342	15.80	73,467	18.99	138,812	34.26

Total non-core deposits	85,145	21.24	96,165	24.86	168,985	41.71

Total deposits	$400,783	100.00%	$386,779	100.00%	$405,212	100.00%

26.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Borrowings
The Corporation also uses FHLB borrowings to provide long-term, stable sources of funds. Current FHLB borrowings total $35.000 million with stated maturities ranging through January 2016. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.
Shareholders’ Equity
Total shareholders’ equity increased $.215 million from December 31, 2010 to March 31, 2011. Contributing to the increase in shareholders’ equity was net income of $.256 million, a decrease in the market value of securities of $.092 million and the accretion of the discount on preferred stock of $.051 million.
RESULTS OF OPERATIONS
Summary
The Corporation reported net income available to common shareholders of $.256 million, or $.07 per share, in the first quarter of 2011, compared to $3.526 million or $1.03 per share for the first quarter of 2010. Operating results for the first quarter of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carry-forwards. This deferred tax benefit was recognized in accordance with GAAP accounting which requires the benefit to be recognized when “it is more likely than not” that the NOL will be utilized within the carry-forward period.
In the first quarter of 2011 there was no provision for loan losses booked in comparison to a provision of $.900 million in the first quarter of 2010. The first quarter of 2011 also includes the preferred dividend and accretion of discount of $.189 million.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest margin on a fully taxable equivalent basis amounted to $4.166 million, 3.94% of average earning assets, in the first quarter of 2011, compared to $4.052 million, 3.53% of average earning assets, in the first quarter of 2010. In the first quarter of 2011, net interest margin increased to $4.141 million, 3.92% of average earning assets, compared to $4.022 million, 3.51% of average earning assets, for the same period in 2010. Margin improvement in 2011 was primarily due to a reduction in funding costs between periods.

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

	Three Months Ended
								2011-2010
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	Variance	Variance	Variance	Variance
Loans (1,2,3)	$380,066	$384,640	$(4,574)	5.55%	5.56%	$5,199	$5,270	$(71)	$(63)	$(8)	$—
Taxable securities	32,271	37,393	(5,122)	3.54	4.31	282	397	(115)	(54)	(71)	10
Nontaxable securities (2)	855	844	11	5.22	4.81	11	10	1	—	1	—
Federal funds sold	11,611	37,833	(26,222)	.24	0.25	7	23	(16)	(16)	—	—
Other interest-earning assets	4,140	4,470	(330)	2.55	1.54	26	17	9	(1)	11	(1)

Total earning assets	428,943	465,180	(36,237)	5.22	4.98	5,525	5,717	(192)	(134)	(67)	9

Reserve for loan losses	(6,687)	(5,073)	(1,614)
Cash and due from banks	27,254	19,772	7,482
Fixed Assets	9,684	10,131	(447)
Other Real Estate	4,921	5,768	(847)
Other assets	14,746	12,717	2,029

Total assets	$478,861	$508,495	$(29,634)

NOW and money market deposits	$120,034	$87,700	$32,334	.79%	1.04%	$234	$225	$9	$83	$(54)	$(20)
Interest checking	23,829	15,475	8,354	1.17	1.73	69	66	3	35	(21)	(11)
Savings deposits	17,741	18,378	(637)	.27	.66	12	30	(18)	(1)	(18)	1
CDs <$100,000	96,735	66,187	30,548	1.90	2.21	453	361	92	167	(51)	(24)
CDs >$100,000	22,122	33,112	(10,990)	1.74	1.71	95	140	(45)	(46)	2	(1)
Brokered deposits	66,380	159,501	(93,121)	2.18	1.61	356	635	(279)	(370)	220	(129)
Borrowings	36,069	36,140	(71)	1.57	2.33	140	208	(68)	—	(68)	—

Total interest-bearing liabilities	382,910	416,493	(33,583)	1.44	1.62	1,359	1,665	(306)	(132)	10	(184)
Demand deposits	39,902	33,544	6,358
Other liabilities	2,179	3,349	(1,170)
Shareholders’ equity	53,870	55,109	(1,239)

Total liabilities and shareholders’ equity	$478,861	$508,495	$(29,634)

Rate spread				3.78%	3.36%

Net interest margin/revenue				3.94%	3.53%	$4,166	$4,052	$114	$(2)	$(77)	$193

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate
Throughout 2011 and 2010 there have been no changes to the prime rate. The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits. This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis, from 3.53% in the first quarter of 2010 to 3.94% in the first quarter of 2011.
During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first quarter of 2011, the Corporation determined through this analysis that no provision for loan loss was required, compared to a $.900 million provision in the first quarter of 2010. The determination for no additions to the allowance in the first quarter of 2011 included factors such as an overall reduction in loans outstanding and first quarter charge-offs that were specifically reserved for as of December 31, 2010. In future periods, loan loss provisions will be required if there is further market deterioration that impacts the credit quality on the existing portfolio and to provide for loan growth.
Other Income
Other income decreased by $.230 million for the three months ended March 31, 2011, compared to the $.807 million in three months ended March 31, 2010 due primarily to the security gains of $.215 million recognized in 2010. In the first quarter of 2011, revenue due to loans produced and sold in the secondary market, along with the sale of SBA guaranteed loans, amounted to $.314 million compared to $.316 million a year ago. We expect to continue to benefit from secondary market activity in future periods. Service fees and other noninterest income decreased slightly between periods largely because of lower NSF fees, which we believe will continue due to customers being more diligent in managing their accounts.

28.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details other income for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2011	2010	Dollars	Percent
Service fees	$217	$223	$(6)	(2.69)%
Income from loans sold	314	316	(2)	(0.63)
Other noninterest income	46	53	(7)	(13.21)

Subtotal	577	592	(15)	(2.53)
Net security gain (loss)	—	215	(215)	—

Total noninterest income	$577	$807	$(230)	(28.50)%

Other Expense
Other expenses increased $.430 million for the quarter ended March 31, 2011, compared to the same period in 2010. The most significant increase in other expense was in costs associated with higher levels of nonperforming assets. During the first quarter of 2011, the Corporation recorded $.452 million in total write-downs and net losses of OREO properties. Salaries and employee benefits increased primarily due to increased benefit costs between periods. Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.
The following table details other expense for the three months ended March 31, 2011 and 2010 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2011	2010	Dollars	Percentage
Salaries and employee benefits	$1,824	$1,720	$104	6.05%
Occupancy	365	345	20	5.80
Furniture and equipment	194	194	—	—
Data processing	176	189	(13)	(6.88)
Professional service fees	153	173	(20)	(11.56)
Loan and deposit	179	268	(89)	(33.21)
OREO writedowns and (gains) losses on sale	467	147	320	217.69
FDIC insurance premiums	285	222	63	28.38
Telephone	51	47	4	8.51
Advertising	88	72	16	22.22
Other operating expenses	277	252	25	9.92

Total noninterest expense	$4,059	$3,629	$430	11.85%

Federal Income Taxes
Current Federal Tax Provision
In the first quarter of 2011, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, no adjustment to the valuation allowance was deemed necessary.

29.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of March 31, 2011, the Corporation had an NOL carryforward of approximately $27.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $17.0 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
Subsequent to March 31, 2011, in deference to the income recorded in the 2011 first quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no additional impairment of this deferred tax asset.
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
Current balance sheet liquidity consists of $41.715 million in cash and due from balances, $12.000 million in federal funds sold and $24.321 million of unpledged investment securities. The Corporation has also experienced significant deposit inflows during the first three months of 2011. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.
Late in 2010 and early in 2011, the $35.000 million of FHLB borrowings matured. These borrowings were refinanced with the FHLB and now carry a weighted average maturity of three years and a weighted average rate of 1.75%.
During the first quarter of 2011, the Corporation increased cash and cash equivalents by $18.996 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net increase in investment securities of $3.894 million and a net decrease in loans of $7.213 million. Offsetting the net decrease provided by investing activities were uses in financing activities, primarily a net increase in deposits of $14.004 million. The increase in deposits was composed of a decrease in brokered deposits of $10.125 million combined with an increase in bank deposits of $24.129 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
It is anticipated that during the remainder of 2011, the Corporation will fund anticipated loan production by reducing current balances of liquidity.

30.

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
Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At March 31, 2011, the Bank’s core deposits in relation to total funding were 72.25% compared to 53.52% at March 31, 2010. These ratios indicated at March 31, 2011, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2011, the Bank had $15.875 million of unsecured lines available and another $2.500 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
From a long-term perspective, the Corporation’s operating plan for 2011 includes strategies to increase core deposits in the Corporation’s local markets. New deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits which will then reduce the dependency on noncore deposits. The Corporation’s operating plan for 2011 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2011, the Corporation and Bank were well capitalized. During the first quarter of 2011, total capitalization increased by $.215 million.

31.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)
The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2011	2010	2010
Capital Structure
Shareholders’ equity	$54,097	$53,882	$58,722

Total capitalization	$54,097	$53,882	$58,722

Tangible capital	$54,097	$53,882	$58,722

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	—	—	—

Total intangibles	$—	$—	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$54,097	$53,882	$58,722
Net unrealized (gains) losses on available for sale securities	(520)	(612)	(934)
Less: disallowed deferred tax asset	(8,000)	(9,028)	(8,700)
Less: intangibles	—	—	—

Total Tier 1 capital	$45,577	$44,242	$49,088

Tier 2 Capital:
Allowable reserve for loan losses	$4,891	$4,890	$4,737
Qualifying long-term debt	—	—	—

Total Tier 2 capital	4,891	4,890	4,737

Total capital	$50,468	$49,132	$53,825

Risk-adjusted assets	$389,967	$389,468	$393,226

Capital ratios:
Tier 1 Capital to average assets	9.70%	9.25%	9.85
Tier 1 Capital to risk weighted assets	11.69%	11.36%	12.48
Total Capital to risk weighted assets	12.94%	12.62%	13.69
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
March 31, 2011	10.98%	10.98%	9.70%	11.69%	12.94%
March 31, 2010	11.69%	11.69%	9.85%	12.48%	13.69%

The Bank:
March 31, 2011	10.02%	10.02%	8.54%	10.29%	11.54%
March 31, 2010	10.34%	10.34%	8.43%	10.67%	11.86%

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
The Corporation has established interest rate floors on approximately $161 million, or 76% of its variable rate commercial loans. These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods. Approximately $65 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $94 million repricing in the next 100 basis point prime rate increase.
The Corporation also has $37.543 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
The Corporation has $211 million of transactional accounts, of which $39 million consists of noninterest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.
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

33.

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
The following is the Corporation’s opportunities at March 31, 2011 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$266,025	$6,195	$23,491	$78,898	$374,609
Securities	134	17,187	19,690	532	37,543
Other (1)	12,734	—	—	3,423	16,157

Total interest-earning assets	278,893	23,382	43,181	82,853	428,309

Interest-bearing obligations:
NOW, money market, savings, interest checking	172,111	—	—	—	172,111
Time deposits	18,653	41,363	65,740	305	126,061
Brokered CDs	20,398	40,216	—	2,728	63,342
Borrowings	—	5,000	30,000	1,069	36,069

Total interest-bearing obligations	211,162	86,579	95,740	4,102	397,583

Gap	$67,731	$(63,197)	$(52,559)	$78,751	$30,726

Cumulative gap	$67,731	$4,534	$(48,025)	$30,726

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at March 31, 2011, the Corporation had a cumulative asset sensitivity gap position of $4.534 million within the one-year time frame. The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
At December 31, 2010, the Corporation had a cumulative liability sensitivity gap position of $1.258 million within the one-year time frame.
The borrowings in the gap analysis include $35.000 million of FHLB advances that were refinanced in late 2010 and early 2011 to fixed rate advances. These borrowings now have a weighted average maturity of 3.0 years with a weighted average rate of 1.75%.
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

34.

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

35.

MACKINAC FINANCIAL CORPORATION
ITEM 4 CONTROLS AND PROCEDURES
As of March 31, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

36.

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

37.

MACKINAC FINANCIAL CORPORATION
SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: May 16, 2011	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal financial and accounting officer)

38.