Form 10-Q
period 2011-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2011-08-15
CIK 36506

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑
As of June 30, 2011, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION
INDEX

Page No.
PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

Condensed Consolidated Balance Sheets - June 30, 2011 (Unaudited), December 31, 2010 and June 30, 2010 (Unaudited)	1

Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	2

Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three and Six Months Ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	3

Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2011 (Unaudited) and June 30, 2010 (Unaudited)	4

Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3. Quantitative and Qualitative Disclosures About Market Risk	33

Item 4. Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	37

Item 6. Exhibits and Reports on Form 8-K	37

SIGNATURES	38
EX-31.1
EX-31.2
EX-32.1
EX-32.2
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT

MACKINAC FINANCIAL CORPORATION
PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS
CONDENSED CONSOLIDATED BALANCE SHEETS
(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2011	2010	2010
	(Unaudited)		(Unaudited)

ASSETS

Cash and due from banks	$22,294	$22,719	$39,165
Federal funds sold	12,000	12,000	12,000

Cash and cash equivalents	34,294	34,719	51,165

Interest-bearing deposits in other financial institutions	10	713	678
Securities available for sale	38,613	33,860	34,942
Federal Home Loan Bank stock	3,060	3,423	3,794

Loans:
Commercial	305,752	297,047	302,228
Mortgage	83,194	80,756	78,428
Consumer	5,866	5,283	4,183

Total Loans	394,812	383,086	384,839
Allowance for loan losses	(6,155)	(6,613)	(6,371)

Net loans	388,657	376,473	378,468

Premises and equipment	9,623	9,660	10,085
Other real estate held for sale	4,806	5,562	5,676
Other assets	13,310	14,286	15,966

TOTAL ASSETS	$492,373	$478,696	$500,774

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing deposits	$49,769	$41,264	$41,434
NOW, money market, checking	149,448	134,703	118,909
Savings	16,526	17,670	20,110
CDs<$100,000	114,215	96,977	90,573
CDs>$100,000	23,102	22,698	23,652
Brokered	46,607	73,467	111,106

Total deposits	399,667	386,779	405,784

Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	1,069	1,069	1,140

Total borrowings	36,069	36,069	36,140
Other liabilities	1,853	1,966	2,619

Total liabilities	437,589	424,814	444,543

Shareholders’ equity:
Preferred stock — No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,811	10,706	10,610
Common stock and additional paid in capital — No par value	—
Authorized - 18,000,000 shares
Issued and outstanding — 3,419,736 shares	43,525	43,525	43,509
Retained earnings (accumulated deficit)	(102)	(961)	1,236
Accumulated other comprehensive income	550	612	876

Total shareholders’ equity	54,784	53,882	56,231

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$492,373	$478,696	$500,774

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)

INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,198	$5,227	$10,334	$10,418
Tax-exempt	37	47	79	99
Interest on securities:
Taxable	292	356	574	753
Tax-exempt	7	7	14	14
Other interest income	30	37	63	77

Total interest income	5,564	5,674	11,064	11,361

INTEREST EXPENSE:
Deposits	1,231	1,439	2,449	2,896
Borrowings	155	212	296	420

Total interest expense	1,386	1,651	2,745	3,316

Net interest income	4,178	4,023	8,319	8,045
Provision for loan losses	600	2,800	600	3,700

Net interest income after provision for loan losses	3,578	1,223	7,719	4,345

OTHER INCOME:
Service fees	219	252	436	474
Net security gains	—	—	—	215
Income from loans sold	1,070	309	1,385	625
Other	59	32	104	86

Total other income	1,348	593	1,925	1,400

OTHER EXPENSE:
Salaries and employee benefits	1,806	1,781	3,630	3,501
Occupancy	349	345	714	690
Furniture and equipment	221	197	415	391
Data processing	179	205	355	394
Professional service fees	232	161	385	334
Loan and deposit	252	198	431	466
ORE writedowns and (gains) losses on sale	(35)	1,845	432	1,993
FDIC insurance assessment	255	221	540	443
Telephone	58	45	109	92
Advertising	111	72	199	144
Other	301	260	578	511

Total other expense	3,729	5,330	7,788	8,959

Income before provision for (benefit of) income taxes	1,197	(3,514)	1,856	(3,214)
Provision for (benefit of) income taxes	402	(1,212)	616	(4,623)

NET INCOME (LOSS)	795	(2,302)	1,240	1,409

Preferred dividend and accretion of discount	192	186	381	371

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$603	$(2,488)	$859	$1,038

INCOME (LOSS) PER COMMON SHARE:
Basic	$.18	$(.73)	$.25	$.30

Diluted	$.17	$(.73)	$.25	$.30

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Dollars in Thousands)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Balance, beginning of period	$54,097	$58,722	$53,882	$55,299

Net income (loss) for period	795	(2,302)	1,240	1,409
Net unrealized gain (loss) on securities available for sale	30	(58)	(62)	(217)

Total comprehensive income (loss)	825	(2,360)	1,178	1,192
Dividend on preferred stock	(192)	(186)	(381)	(371)
Stock option compensation	—	7	—	15
Accretion of preferred stock discount	54	48	105	96

Balance, end of period	$54,784	$56,231	$54,784	$56,231

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Dollars in Thousands)
(Unaudited)

	Six Months Ended
	June 30,
	2011	2010

Cash Flows From Operating Activities:
Net income	$1,240	$1,409
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
Depreciation and amortization	749	706
Provision for (benefit of) deferred taxes	616	(4,623)
Provision for loan losses	600	3,700
(Gain) on sales/calls of securities available for sale	—	(215)
(Gain) loss on sale of secondary market loans held for sale	(122)	(126)
Origination of secondary market loans held for sale	(11,247)	(9,720)
Proceeds from secondary market loans held for sale	11,446	9,896
Loss on sales of other real estate	(64)	47
Writedown of other real estate	496	1,947
Stock option compensation	—	15
Change in other assets	392	12,673
Change in other liabilities	(113)	70

Net cash provided by operating activities	3,993	15,779

Cash Flows From Investing Activities:
Net (increase) decrease in loans	(14,966)	(6,136)
Net (increase) decrease in interest-bearing deposits in other financial institutions	703	—
Purchase of securities available for sale	(12,875)	—
Proceeds from sales, maturities or calls of securities available for sale	7,843	11,277
Capital expenditures	(527)	(445)
Redemption of FHLB stock	363	—
Proceeds from sale of premises, equipment, and other real estate	2,429	1,137

Net cash provided by (used in) investing activities	(17,030)	5,833

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	12,888	(15,605)
Dividend on preferred stock and accretion of discount	(276)	(275)

Net cash provided by (used in) financing activities	12,612	(15,880)

Net increase in cash and cash equivalents	(425)	5,732
Cash and cash equivalents at beginning of period	34,719	45,433

Cash and cash equivalents at end of period	$34,294	$51,165

Supplemental Cash Flow Information:

Cash paid during the year for:
Interest	$2,720	$3,319
Income taxes	50	25

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	2,105	3,003
See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period, and actual results could differ. The allowance for loan losses, foreclosed properties, mortgage servicing rights, income tax expense and fair values of financial instruments are particularly subject to change.

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
2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The FASB has issued ASU 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. This ASU represents the converged guidance of the FASB and the IASB (the Boards) on fair value measurement. The collective efforts of the Boards and their staffs, reflected in ASU 2011-04, have resulted in common requirements for measuring fair value and for disclosing information about fair value measurements, including a consistent meaning of the term “fair value.” The Boards have concluded the common requirements will result in greater comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments to the Codification in this ASU are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The impact of adoption of this ASU is not expected to be material.

FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 As the Corporation currently reports comprehensive income in a single continuous statement with all of the components required by ASU 2011-05, the adoption of this guidance will not have an impact on its consolidated financial statements.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
3.	EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2011 and 2010 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2011	2010	2011	2010

(Numerator):
Net income (loss)	$795	$(2,302)	$1,240	$1,409
Preferred stock dividends and accretion of discount	192	186	381	371

Net income (loss) available to common shareholders	$603	$(2,488)	$859	$1,038

(Denominator):
Weighted average shares outstanding — basic	3,419,736	3,419,736	3,419,736	3,419,736
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	90,074	—	84,831	64,425

Weighted average shares outstanding — diluted	3,509,810	3,419,736	3,504,567	3,484,161

Income per common share:
Basic	$.18	$(.73)	$.25	$.30
Diluted	$.17	$(.73)	$.25	$.30
4.	INVESTMENT SECURITIES
The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2011, December 31, 2010 and June 30, 2010 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
June 30, 2011

US Agencies	$10,478	$157	$—	$10,635
US Agencies — MBS	18,842	660	—	19,502
Obligations of states and political subdivisions	3,163	34	(17)	3,180
Corporate Bonds	5,297	—	(1)	5,296

Total securities available for sale	$37,780	$851	$(18)	$38,613

December 31, 2010

US Agencies	$5,000	$—	$(27)	$4,973
US Agencies — MBS	26,787	923	—	27,710
Obligations of states and political subdivisions	1,146	35	(4)	1,177

Total securities available for sale	$32,933	$958	$(31)	$33,860

June 30, 2010

US Agencies — MBS	$32,416	$1,232	$—	$33,648
Obligations of states and political subdivisions	1,199	95	—	1,294

Total securities available for sale	$33,615	$1,327	$—	$34,942

When gross unrealized losses exist within the portfolio, we evaluate whether the loss should be considered other-than-temporary. As of each of the dates reported above, the Corporation considers them temporary in nature and related to interest rate fluctuations. The Corporaiton has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $11.893 million and $12.429 million, respectively, at June 30, 2011.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS

The composition of loans at June 30, 2011, December 31, 2010 and June 30, 2010 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Commercial real estate	$198,285	$194,859	$208,596
Commercial, financial, and agricultural	84,405	68,858	66,413
One to four family residential real estate	79,013	75,074	71,613
Construction:
Commercial	23,062	33,330	27,219
Consumer	4,181	5,682	6,815
Consumer	5,866	5,283	4,183

Total loans	$394,812	$383,086	$384,839

An analysis of the allowance for loan losses for the six months ended June 30, 2011, the year ended December 31, 2010, and the six months ended June 30, 2010 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Balance at beginning of period	$6,613	$5,225	$5,225
Recoveries on loans previously charged off	21	374	33
Loans charged off	(1,079)	(5,486)	(2,587)
Provision for loan losses	600	6,500	3,700

Balance at end of period	$6,155	$6,613	$6,371

In the first half of 2011, net charge off activity was $1.058 million, or .28% of average loans outstanding compared to net charge-offs of $2.554 million, or .67% of average loans, in the same period in 2010. In the first half of 2011, the Corporation recorded a $.600 million provision for loan loss compared to $3.700 million in the first half of 2010. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total

Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(344)	(407)	(62)	(255)	—	(11)		(1,079)
Recoveries	14	2	—	—	—	5	—	21
Provision	(178)	541	(64)	419	—	6	(124)	600

Ending balance ALLR	$2,952	$1,154	$263	$1,786	$—	$—	$—	$6,155

Loans:
Ending balance	$198,285	$84,405	$23,062	$79,013	$4,181	$5,866	$—	$394,812
Ending balance ALLR	(2,952)	(1,154)	(263)	(1,786)	—	—	—	(6,155)

Net loans	$195,333	$83,251	$22,799	$77,227	$4,181	$5,866	$—	$388,657

Ending balance ALLR
Individually evaluated	$1,144	$361	$39	$845	$—	$—	$—	$2,389
Collectively evaluated	1,808	793	224	941	—	—	—	3,766

Total	$2,952	$1,154	$263	$1,786	$—	$—	$—	$6,155

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2010 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction Consumer	Unallocated	Total

Allowance for loan loss reserve:
Beginning balance ALLR	$3,284	$1,135	$386	$23	$—	$13	$384	$5,225
Charge-offs	(2,426)	(1,804)	(720)	(416)	—	(9)	(111)	(5,486)
Recoveries	18	260	67	—	—	15	14	374
Provision	2,584	1,427	656	2,015	—	(19)	(163)	6,500
Unallocated assignment	—	—	—	—	—	—	—	—

Ending balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613

Loans:
Ending balance	$194,859	$68,858	$33,330	$75,074	$5,682	$5,283	$—	$383,086
Ending balance ALLR (3,	460)	(1,018)	(389)	(1,622)	—	—	(124)	(6,613)

Net loans	$191,399	$67,840	$32,941	$73,452	$5,682	$5,283	$(124)	$376,473

Ending balance ALLR
Individually evaluated	$1,601	$330	$39	$696	$—	$—	$—	$2,666
Collectively evaluated	1,859	688	350	926	—	—	124	3,947

Total	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613

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
Below is a breakdown of loans by risk category as of June 30, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Loss	Unassigned	Total
Commercial real estate	$6,223	$16,963	$43,625	$115,724	$5,109	$7,934	$2,576	$—	$131	$198,285
Commercial, financial and agricultural	2,821	11,501	29,121	38,223	211	2,136	—	—	392	84,405
Commercial construction	514	559	5,250	12,022	1,715	—	—	—	3,002	23,062
One to four family residential real estate	—	3,330	3,084	5,412	—	3,904	—	—	63,283	79,013
Consumer construction	—	—	—	—	—	—	—	—	4,181	4,181
Consumer	—	38	87	473	—	27	—	—	5,241	5,866

Total loans	$9,558	$32,391	$81,167	$171,854	$7,035	$14,001	$2,576	$—	$76,230	$394,812

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5.	LOANS (Continued)
Below is a breakdown of loans by risk category as of December 31, 2010 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,745	$16,975	$44,408	$109,911	$3,789	$10,997	$3,956	$78	$194,859
Commercial, financial and agricultural	3,726	5,275	16,466	39,844	259	2,636	—	652	68,858
Commercial construction	—	579	4,416	22,280	1,921	568	—	3,566	33,330
One-to-four family residential real estate	33	3,589	3,146	4,271	1,464	3,941	—	58,630	75,074
Consumer construction	—	—	—	—	—	—	—	5,682	5,682
Consumer	—	—	34	368	—	—	—	4,881	5,283

Total loans	$8,504	$26,418	$68,470	$176,674	$7,433	$18,142	$3,956	$73,489	$383,086

The breakdown of loans by risk category for the period ended June 30, 2010 is not available. This disclosure was not required on June 30, 2010, and the Corporation no longer has this detail available for historical periods.
Impaired Loans
Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded during impairment and that which would have been recognized were $.068 million and $.271 million for the six months ended June 30, 2011. For the six months ended June 30, 2010, the amounts were $7,000 and $.328 million.
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

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LOANS (Continued)
The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
For the six months ended:	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
June 30, 2011

With no valuation reserve:
Commercial real estate	$78	$600	$2,726	$—	$67	$14
Commercial, financial and agricultural	48	1,098	521	—	—	2
Commercial construction	—	—	327	—	—	11
One to four family residential real estate	34	—	33	—	—	2
Consumer construction	—	—	7	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,038	$—	$2,906	$1,170	$—	$87
Commercial, financial and agricultural	542	—	862	251	—	33
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	3,872	104	3,199	834	1	122
Consumer construction	—	—	—	—	—	—
Consumer	27	—	4	27	—	—

Total:
Commercial real estate	$3,116	$600	$5,632	$1,170	$67	$101
Commercial, financial and agricultural	590	1,098	1,383	251	—	35
Commercial construction	—	—	327	—	—	11
One to four family residential real estate	3,906	104	3,232	834	1	124
Consumer construction	—	—	7	—	—	—
Consumer	27	—	4	27	—	—

Total	$7,639	$1,802	$10,585	$2,282	$68	$271

For the year ended:

December 31, 2010

With no valuation reserve:
Commercial real estate	$960	$—	$987	$—	$—	$71
Commercial, financial and agricultural	51	—	13	—	—	1
Commercial construction	458	—	1,186	—	11	33
One to four family residential real estate	362	105	237	—	1	13
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,562	$4,537	$6,531	$1,258	$117	$306
Commercial, financial and agricultural	709	—	1,660	279	—	95
Commercial construction	—	—	—	—	—	21
One to four family residential real estate	767	—	730	230	12	39
Consumer construction	52	—	52	1	—	4
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,522	$4,537	$7,518	$1,258	$117	$377
Commercial, financial and agricultural	760	—	1,673	279	—	96
Commercial construction	458	—	1,186	—	11	54
One to four family residential real estate	1,129	105	967	230	13	52
Consumer construction	52	—	52	1	—	4
Consumer	—	—	—	—	—	—

Total	$5,921	$4,642	$11,396	$1,768	$141	$583

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LOANS (Continued)

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
For the six months ended	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
June 30, 2010

With no valuation reserve:
Commercial real estate	$4,326	$869	$5,544	$—	$7	$134
Commercial, financial and agricultural	88	—	1,291	—	—	45
Commercial construction	382	—	458	—	—	13
One to four family residential real estate	486	—	371	—	—	13
Consumer construction	52	—	52	—	—	2
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,514	$—	$1,754	$1,135	$—	$80
Commercial, financial and agricultural	1,677	—	1,780	838	—	24
Commercial construction	437	—	437	50	—	16
One to four family residential real estate	212	—	30	—	—	1
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$6,840	$869	$7,298	$1,135	$7	$214
Commercial, financial and agricultural	1,765	—	3,071	838	—	69
Commercial construction	819	—	895	50	—	29
One to four family residential real estate	698	—	401	—	—	14
Consumer construction	52	—	52	—	—	2
Consumer	—	—	—	—	—	—

Total	$10,174	$869	$11,717	$2,023	$7	$328

A summary of past due loans at June 30, 2011, December 31, 2010 and June 30, 2010 is as follows (dollars in thousands):

	June 30,			December 31,			June 30,
	2011			2010			2010
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total
Commercial real estate	$1,473	$3,101	$4,574	$19	$3,522	$3,541	$713	$6,840	$7,553
Commercial, financial and agricultural	62	605	667	382	760	1,142	—	1,765	1,765
Commercial construction	20	—	20	—	458	458	—	870	870
One to four family residential real estate	96	3,906	4,002	923	1,129	2,052	50	699	749
Consumer construction	—	—	—	—	52	52	—	—	—
Consumer	—	27	27	20	—	20	1	—	1

Total past due loans	$1,651	$7,639	$9,290	$1,344	$5,921	$7,265	$764	$10,174	$10,938

     A roll-forward of nonaccrual activity for the first six months ended June 30, 2011 (dollars in thousands):

	For the Six Months Ended June 30, 2011
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(938)	(155)	(14)	(445)	—	—	(1,552)
Charge-offs	(326)	(407)	(62)	(90)	—	—	(885)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(989)	—	(382)	(332)	(52)	—	(1,755)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	2,724	389	—	3,631	—	27	6,771
Other	15	3	—	13	—	—	31

Ending balance	$3,116	$590	$—	$3,906	$—	$27	$7,639

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
5. LOANS (Continued)
A roll-forward of nonaccrual activity for the first six months ended June 30, 2010 (dollars in thousands):

	For the Six Months Ended June 30, 2010
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$8,290	$2,644	$1,919	$1,461	$52	$2	$14,368

Principal payments	(4,478)	(690)	(83)	(22)	—	(2)	(5,275)
Charge-offs	(1,119)	(751)	(19)	(1,121)	—	—	(3,010)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(466)	(102)	(1,003)	(226)	—	—	(1,797)
Transfers to accruing	(55)	—	—	—	—	—	(55)
Transfers from accruing	4,636	662	—	602	—	—	5,900
Other	32	2	4	5	—	—	43

Ending balance	$6,840	$1,765	$818	$699	$52	$—	$10,174

Troubled Debt Restructuring
The Corporation, at June 30, 2011, had loans totaling $1.802 million for which repayment terms were modified to the extent that they were deemed to be “restructured” loans. The Corporation will, in accordance with generally accepted accounting principles and per recently enacted accounting standard updates, evaluate any loan modifications to determine the fair value impact of the underlying asset. As of June 30, 2011, this evaluation showed no material impact related to the current balances of restructured loans.
Insider Loans
The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Loans outstanding beginning of period	$9,532	$8,552	$8,552
New loans	705	5,243	1,267
Net activity on revolving lines of credit	124	2,065	2,068
Repayment	(1,216)	(6,328)	(2,267)

Loans outstanding, end of period	$9,145	$9,532	$9,620

There were no loans to related parties classified substandard at June 30, 2011, December 31, 2010 or June 30, 2010, respectively. In addition to the outstanding balances above, there were unused commitments of $.405 million to related parties at June 30, 2011.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
6.	BORROWINGS

Borrowings consist of the following at June 30, 2011, December 31, 2010 and June 30, 2010 (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Federal Home Loan Bank fixed rate advances at a weighted average rate of 1.73% maturing from December 2011 to January 2016	$35,000	$35,000	$35,000
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	1,069	1,069	1,140

	$36,069	$36,069	$36,140

The Federal Home Loan Bank borrowings are collateralized at June 30, 2011 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $35.718 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $11.589 million and $12.129 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2011.

The U.S.D.A. Rural Development borrowing is collateralized by loans totaling $.165 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $1.015 million, and guaranteed by the Corporation.
7.	STOCK OPTION PLANS

A summary of stock option transactions for the six months ended June 30, 2011 and 2010, and the year ended December 31, 2010, is as follows:

	June 30,	December 31,	June 30,
	2011	2010	2010
Outstanding shares at beginning of year	394,072	411,057	411,057
Granted during the period	—	—	—
Expired/forfeited during the period	—	(16,985)	(1,485)

Outstanding shares at end of period	394,072	394,072	409,572

Exercisable shares at end of period	150,781	150,781	—

Weighted average exercise price per share at end of period	$10.98	$10.98	$11.15

Shares available for grant at end of period	—	—	—

There were no options granted in the first six months of 2011 and 2010.

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
7.	STOCK OPTION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at June 30, 2011:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years
$9.16	5,000	2,000	3,000	4.46
$9.75	257,152	120,861	136,291	3.46
$10.65	50,000	10,000	40,000	5.46
$11.50	40,000	8,000	32,000	4.25
$12.00	40,000	8,000	32,000	3.96
$156.00 - $185.00	1,920	1,920	—	.33

	394,072	150,781	243,291	3.84

8.	INCOME TAXES

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

Management evaluated the deferred tax valuation allowance as of June 30, 2011 and determined that no adjustment to the valuation was warranted. The Corporation, as of June 30, 2011 had a net operating loss and tax credit carryforwards for tax purposes of approximately $27.0 million, and $2.1 million, respectively.

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
Securities - Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.
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

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. FAIR VALUE MEASUREMENTS (Continued)
The following table presents information for financial instruments at June 30, 2011 and December 31, 2010 (dollars in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Estimated	Carrying	Estimated
	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,294	$34,294	$34,719	$34,719
Interest bearing deposits	10	10	713	713
Securities available for sale	38,613	38,613	33,860	33,860
Federal Home Loan Bank stock	3,060	3,060	3,423	3,423
Net loans	388,657	388,814	376,473	376,713
Accrued interest receivable	1,326	1,326	1,155	1,155

Total financial assets	$465,960	$466,117	$450,343	$450,583

Financial liabilities:
Deposits	$399,667	$400,811	$386,779	$387,885
Borrowings	36,069	35,663	36,069	36,234
Accrued interest payable	258	258	232	232

Total financial liabilties	$435,994	$436,732	$423,080	$424,351

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
The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2011, and the valuation techniques used by the Corporation to determine those fair values.

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
The fair value of all investment securities at June 30, 2011 and June 30, 2010 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 — Investment Securities.”

MACKINAC FINANCIAL CORPORATION
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
9. FAIR VALUE MEASUREMENTS (Continued)
The Corporation had no Level 3 assets or liabilities on a recurring basis as of June 30, 2011, December 31, 2010 or June 30, 2010.
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

Assets Measured at Fair Value on a Nonrecurring Basis

		Quoted Prices	Significant	Significant
(dollars in thousands)		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011	June 30, 2011
Assets

Impaired loans	$9,441	$—	$—	$9,441	$449	$875
Other real estate owned	4,806	—	—	4,806	(35)	432

					$414	$1,307

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2010

		Quoted Prices	Significant	Significant
(dollars in thousands)		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
	December 31, 2010	(Level 1)	(Level 2)	(Level 3)	December 31, 2010
Assets

Impaired loans	$10,563	$—	$—	$10,563	$1,666
Other real estate owned	5,562	—	—	5,562	2,753

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

	June 30,	December 31,	June 30,
	2011	2010	2010
Commitments to extend credit:
Variable rate	$23,727	$18,092	$22,702
Fixed rate	11,516	13,034	9,423
Standby letters of credit — Variable rate	2,527	2,192	1,470
Credit card commitments — Fixed rate	3,094	2,737	2,694

	$40,864	$36,055	$36,289

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
Concentration of Credit Risk
The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at June 30, 2011 represents $59.587 million, or 19.49%, compared to $58.114 million, or 19.56% at December 31, 2010 and $50.000 million, or 16.54%, of the commercial loan portfolio on June 30, 2010. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector. Additional discussion regarding the concentration of credit risk is presented in the “Management’s Discussion and Analysis” section of this report.

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
FINANCIAL OVERVIEW
The Corporation recorded a second quarter 2011 income available to common shareholders of $.603 million or $.18 per share compared to net loss of $2.488 million, or $.73 per share for the second quarter of 2010. Net income available to common shareholders for the first six months of 2011 totaled $.859 million, or $.25 per share, compared to $1.038 million, or $.30 per share, for the same period in 2010.
Weighted average shares totaled 3,419,736 for all periods. The common stock warrants outstanding of 379,310 shares were slightly dilutive, at approximately $.01 per share, for the 2011 second quarter, as the market value of our stock moved above the $4.35 strike price.
The second quarter results included a provision for loan losses of $.600 million compared to $2.800 million for the same three month period in 2010. Operating results for the three month period in 2011 included a gain of $.035 million on the sale of OREO, compared to $1.845 million in losses in the 2010 second quarter. Operating results for the first six months of 2011 include the $.600 million loan loss provision and losses on OREO of $.432 million, compared to a 2010 six month loan loss provision of $3.700 million and OREO losses of $1.993 million. The six months operations for 2010 also include a $3.500 million deferred tax benefit.
The net interest margin for the second quarter of 2011 increased to $4.178 million, or 3.79%, compared to $4.023 million, of 3.56% in the second quarter of 2010. The six month margin in 2011 was $8.319 million, or 3.85% compared to $8.045 million, or 3.66% in the 2010 six month period.
Total assets of the Corporation at June 30, 2011 were $492.373 million, up by $13.677 million, or 2.86%, from total assets of $478.696 million at December 31, 2010. Asset totals at June 30, 2011 reflect increased balances of investment securities of approximately $4.753 million and increased loan balances of $11.726 million from December 31, 2010 balances. Deposits totaled $399.667 million at June 30, 2011, an increase from the $386.779 million at December 31, 2010.
FINANCIAL CONDITION
Cash and Cash Equivalents
Cash and cash equivalents decreased $.425 million in 2011. See further discussion of the change in cash and cash equivalents in the Liquidity section.
Investment Securities
Securities available for sale increased $4.753 million, or 14.04%, from December 31, 2010 to June 30, 2011, with the balance on June 30, 2011, totaling $38.613 million. The Corporation purchased $12.875 million of investments in the first six months of 2011 and had reductions of $7.843 million due primarily from maturities and paydowns. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of June 30, 2011, investment securities with an estimated fair value of $12.429 million were pledged.
Loans
Through the first half of 2011, loan balances increased by $11.726 million, or 3.06%, from December 31, 2010 balances of $383.086 million. During the first six months of 2011, the Bank had total loan production of $72.892 million.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
This loan production, of $72.892 million, was significantly offset by amortization, paydowns and payoffs totaling $44.776 million. The loan production was also impacted by secondary market mortgage loan sales of $11.187 million and the sale of $15.112 million of SBA loans.
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
Following is a summary of the loan portfolio at June 30, 2011, December 31, 2010 and June 30, 2010 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2011	Total	2010	Total	2010	Total
Commercial real estate	$198,285	50.22%	$194,859	50.87%	$208,596	54.20%
Commercial, financial, and agricultural	84,405	21.38	68,858	17.97	66,413	17.26
One to four family residential real estate	79,013	20.01	75,074	19.60	71,613	18.61
Construction:
Commercial	23,062	5.84	33,330	8.70	27,219	7.07
Consumer	4,181	1.06	5,682	1.48	6,815	1.77
Consumer	5,866	1.49	5,283	1.38	4,183	1.09

Total loans	$394,812	100.00%	$383,086	100.00%	$384,839	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2011, December 31, 2010 and June 30, 2010 (dollars in thousands):

	June 30, 2011			December 31, 2010			June 30, 2010
		Percent of	Percent of		Percent of	Percent of		Percent of	Percent of
	Outstanding	Commerical	Shareholders’	Outstanding	Commercial	Shareholders’	Outstanding	Commerical	Shareholders’
	Balance	Loans	Equity	Balance	Loans	Equity	Balance	Loans	Equity
Real estate — operators of nonres bldgs	$59,587	19.49%	108.77%	$58,114	19.56%	107.85%	$50,000	16.54%	88.92%
Hospitality and tourism	33,467	10.94	61.09	37,737	12.70	70.04	43,883	14.52	78.04
Commercial construction	23,062	7.54	42.10	33,330	11.22	61.86	27,219	9.01	48.41
Operators of nonresidential buildings	16,316	5.34	29.78	16,598	5.59	30.80	14,794	4.89	26.31
Real estate agents and managers	14,909	4.88	27.21	15,857	5.34	29.43	20,727	6.86	36.86
Other	158,411	51.81	289.16	135,411	45.59	251.31	145,605	48.18	258.94

Total Commercial Loans	$305,752	100.00%		$297,047	100.00%		$302,228	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2011. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.
Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2011, our residential loan portfolio totaled $83.194 million, or 21.07% of our total outstanding loans.
The Corporation has also extended credit to governmental units, including Native American organizations. Tax-exempt loans and leases decreased from $2.471 million at the end of December 31, 2010 to $2.189 million at June 30, 2011. The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.
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
Credit Quality
Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the six months ended June 30, 2011 amounted to $1.058 million, or .28% of average loans outstanding, compared to $2.554 million, .67% of average loans outstanding, for the same period in 2010. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.
The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Nonperforming Assets:
Nonaccrual Loans	$7,639	$5,921	$10,174
Loans past due 90 days or more	—	—	—
Restructured loans	1,802	4,642	869

Total nonperforming loans	9,441	10,563	11,043
Other real estate owned	4,806	5,562	5,676

Total nonperforming assets	$14,247	$16,125	$16,719

Nonperforming loans as a % of loans	2.39%	2.76%	2.87%

Nonperforming assets as a % of assets	2.89%	3.37%	3.34%

Reserve for Loan Losses:
At period end	$6,155	$6,613	$6,371

As a % of loans	1.56%	1.73%	1.66%

As a % of nonperforming loans	65.19%	62.61%	57.69%

As a % of nonaccrual loans	80.57%	111.69%	62.62%

Texas ratio*	23.38%	26.66%	26.71%

*	calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses
The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	June 30, 2011	December 31, 2010	June 30, 2010

Total loans, at period end	$394,812	$386,086	$384,839

Average loans for the year	379,153	384,347	383,398

	For the Period Ended
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2010

Net charge-offs during the period	$1,058	$5,112	$2,554

Net charge-offs to average loans	.28%	1.33%	.67%

Net charge-offs to beginning allowance balance	16.00%	97.84%	48.88%

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the independent review in 2010 provided findings similar to management on the overall adequacy of the reserve. The Corporation has also engaged a consultant for loan review during 2011.
As of June 30, 2011, the allowance for loan losses represented 1.56% of total loans. At June 30, 2011, the allowance included specific reserves in the amount of $2.389 million, as compared to $2.666 million at December 31, 2010 and $2.023 million at June 30, 2010. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.
As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.
The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2011	December 31, 2010	June 30, 2010
Balance at beginning of period	$5,562	$5,804	$5,804
Other real estate transferred from loans due to foreclosure	2,105	5,373	3,003
Other real estate sold	(2,429)	(2,862)	(1,137)
OREO write downs	(496)	(2,703)	(1,947)
Loss on sale of other real estate	64	(50)	(47)

Balance at end of period	$4,806	$5,562	$5,676

During the first six months of 2011, the Corporation received real estate in lieu of loan payments of $2.105 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.
Deposits
The Corporation had an increase in deposits in the first six months of 2011. Total deposits increased by $12.888 million, or 3.33%, in the first six months of 2011. The increase in deposits for the first six months of 2011 is composed of a decrease in noncore deposits of $26.456 million and an increase in core deposits of $39.344 million. In 2011, the Corporation continued to strategically emphasize the growth of core deposits. This strategic initiative was supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds.
Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2011	% of Total	2010	% of Total	2010	% of Total
Non-interest-bearing	$49,769	12.45%	$41,264	10.67%	$41,434	10.21%
NOW, money market, checking	149,448	37.40	134,703	34.83	118,909	29.30
Savings	16,526	4.13	17,670	4.57	20,110	4.96
Certificates of Deposit <$100,000	114,215	28.58	96,977	25.07	90,573	22.32

Total core deposits	329,958	82.56	290,614	75.14	271,026	66.79

Certificates of Deposit >$100,000	23,102	5.78	22,698	5.87	23,652	5.83
Brokered CDs	46,607	11.66	73,467	18.99	111,106	27.38

Total non-core deposits	69,709	17.44	96,165	24.86	134,758	33.21

Total deposits	$399,667	100.00%	$386,779	100.00%	$405,784	100.00%

Borrowings
The Corporation also uses FHLB borrowings to provide long-term, stable sources of funds. Current FHLB borrowings total $35.000 million with stated maturities ranging through January 2016. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.
Shareholders’ Equity
Total shareholders’ equity increased $.902 million from December 31, 2010 to June 30, 2011. Contributing to the increase in shareholders’ equity was net income of $.859 million, a decrease in the market value of securities of $.062 million and the accretion of the discount on preferred stock of $.105 million.
RESULTS OF OPERATIONS
Summary
The Corporation reported net income available to common shareholders of $.859 million, or $.25 per share, in the first half of 2011, compared to $1.038 million, or $.30 per share for the first half of 2010. In the first half of 2011 a provision for loan losses of $.600 million was booked in comparison to a provision of $3.700 million in the first half of 2010. Operating results for the first half of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carry-forwards. This deferred tax benefit was recognized in accordance with accounting principles generally accepted in the United States of America, which requires the benefit to be recognized when “it is more likely than not” that the NOL will be utilized within the carry-forward period.
Net Interest Income
Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.
Net interest margin on a fully taxable equivalent basis amounted to $4.201 million, 3.81% of average earning assets, in the second quarter of 2011, compared to $4.051 million, 3.59% of average earning assets, in the second quarter of 2010. In the first six months of 2011, net interest margin increased to $8.367 million, 3.87% of average earning assets, compared to $8.113 million, 3.56% of average earning assets, for the same period in 2010. Margin improvement in 2011 was primarily due to a reduction in funding costs between periods.

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

	Three Months Ended
								2011-2010
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	Variance	Variance	Variance	Variance
Loans (1,2,3)	$378,250	$382,169	$(3,919)	5.57%	5.56%	$5,254	$5,298	$(44)	$(54)	$10	$—
Taxable securities	37,248	35,291	1,957	3.14	4.05	292	356	(64)	21	(80)	(5)
Nontaxable securities (2)	849	845	4	4.72	5.22	10	11	(1)	—	(1)	—
Federal funds sold	22,286	30,308	(8,022)	.13	.25	7	19	(12)	(5)	(9)	2
Other interest-earning assets	3,753	4,488	(735)	2.56	1.61	24	18	6	(3)	11	(2)

Total earning assets	442,386	453,101	(10,715)	5.07	5.05	5,587	5,702	(115)	(41)	(69)	(5)

Reserve for loan losses	(6,135)	(5,159)	(976)
Cash and due from banks	29,608	22,096	7,512
Fixed Assets	9,693	10,096	(403)
Other Real Estate	4,721	7,589	(2,868)
Other assets	14,208	15,219	(1,011)

Total assets	$494,481	$502,942	$(8,461)

NOW and money market deposits	$123,819	$97,069	$26,750	.70%	1.06%	$216	$257	$(41)	$71	$(88)	$(24)
Interest checking	25,993	17,860	8,133	1.02	1.63	66	72	(6)	33	(27)	(12)
Savings deposits	17,123	20,070	(2,947)	.23	.60	10	30	(20)	(5)	(18)	3
CDs <$100,000	110,175	83,241	26,934	1.85	2.10	508	435	73	141	(51)	(17)
CDs >$100,000	22,569	26,101	(3,532)	1.69	1.68	95	109	(14)	(15)	1	—
Brokered deposits	59,861	124,325	(64,464)	2.24	1.73	335	536	(201)	(278)	160	(83)
Borrowings	36,069	36,140	(71)	1.73	2.35	156	212	(56)	—	(56)	—

Total interest-bearing liabilities	395,609	404,806	(9,197)	1.41	1.64	1,386	1,651	(265)	(53)	(79)	(133)
Demand deposits	42,009	36,784	5,225
Other liabilities	2,725	3,463	(738)
Shareholders’ equity	54,138	57,889	(3,751)

Total liabilities and shareholders’ equity	$494,481	$502,942	$(8,461)

Rate spread				3.66%	3.41%

Net interest margin/revenue				3.81%	3.59%	$4,201	$4,051	$150	$12	$10	$128

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate

(3)	Interest income on loans includes fees

	Six Months Ended
								2011-2010
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2011	2010	(Decrease)	2011	2010	2011	2010	Variance	Variance	Variance	Variance
Loans (1,2,3)	$379,153	$383,398	$(4,245)	5.56%	5.56%	$10,454	$10,579	$(125)	$(117)	$(8)	$—
Taxable securities	34,773	36,336	(1,563)	3.33	4.17	574	752	(178)	(33)	(152)	7
Nontaxable securities (2)	852	844	8	4.97	5.02	21	21	—	—	—	—
Federal funds sold	16,978	34,050	(17,072)	.17	.25	14	42	(28)	(21)	(14)	7
Other interest-earning assets	3,946	4,479	(533)	2.56	1.58	50	35	15	(4)	22	(3)

Total earning assets	435,702	459,107	(23,405)	5.14	5.02	11,113	11,429	(316)	(175)	(152)	11

Reserve for loan losses	(6,410)	(5,116)	(1,294)
Cash and due from banks	28,437	20,940	7,497
Fixed Assets	9,689	10,113	(424)
Other Real Estate	4,821	6,684	(1,863)
Other assets	14,475	13,975	500

Total assets	$486,714	$505,703	$(18,989)

NOW and money market deposits	$121,937	$92,410	$29,527	.74%	1.05%	$450	$481	$(31)	$154	$(140)	$(45)
Interest checking	24,918	16,674	8,244	1.10	1.67	136	138	(2)	68	(47)	(23)
Savings deposits	17,430	19,229	(1,799)	.25	.63	22	60	(38)	(5)	(36)	3
CDs <$100,000	103,492	74,761	28,731	1.87	2.15	961	797	164	306	(103)	(39)
CDs >$100,000	22,347	29,587	(7,240)	1.71	1.70	190	249	(59)	(61)	3	(1)
Brokered deposits	63,102	141,816	(78,714)	2.21	1.67	691	1,171	(480)	(650)	382	(212)
Borrowings	36,069	36,140	(71)	1.65	2.34	296	420	(124)	(1)	(123)

Total interest-bearing liabilities	389,295	410,617	(21,322)	1.42	1.63	2,746	3,316	(570)	(189)	(64)	(317)
Demand deposits	40,961	35,173	5,788
Other liabilities	2,453	3,407	(954)
Shareholders’ equity	54,005	56,506	(2,501)

Total liabilities and shareholders’ equity	$486,714	$505,703	$(18,989)

Rate spread				3.72%	3.39%

Net interest margin/revenue				3.87%	3.56%	$8,367	$8,113	$254	$14	$(88)	$328

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2)	The amount of interest income on loans and nontaxable securities has been adjsuted to a tax equivalent basis, using a 34% tax rate

(3)	Interet income on loans includes fees
Throughout 2011 and 2010 there have been no changes to the prime rate. The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits. This repricing of liabilities is the primary reason for the increased interest margin from 3.56% in the first six months of 2010 to 3.87% in the first six months of 2011.

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
Provision for Loan Losses
The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first six months of 2011, the Corporation determined through this analysis that a provision for loan loss of $.600 million was required, compared to a $3.700 million provision in the first six months of 2010. Impacting the loan loss provision for both six month periods were loans charged off which totaled $1.078 million in 2011 compared to $2.587 million in 2010. The 2011 six months charge-offs include $.691 million of loans charged off which were specifically reserved for at 2010 year end.
Other Income
Other income increased by $.525 million for the six months ended June 30, 2011, compared to the six months ended June 30, 2010. Revenue due to loans produced and sold in the secondary market, along with the sale of SBA guaranteed loans, amounted to $1.385 million compared to $.625 million a year ago. We expect to continue to benefit from SBA loan sales and secondary market activity in future periods. Service fees decreased $.038 million in the first six months of 2011, while other noninterest income increased $.018 million.
During the second quarter of 2011, the Corporation recognized $1.348 million in other income, compared to $.593 million for the second quarter of 2010. The increase between periods was attributed entirely to gains on the sale of SBA and secondary market loans. Service fees decreased for the second quarter of 2011 by $.033 million to $.219 million when compared to $.252 million in the second quarter of 2010. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.
The following table details other income for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2011	2010	Dollars	Percentage	2011	2010	Dollars	Percentage
Service fees	$219	$252	$(33)	(13.10)%	$436	$474	$(38)	(8.02)%
Income from loans sold	1,070	309	761	246.28	1,385	625	760	121.60
Other noninterest income	59	32	27	84.38	104	86	18	20.93

Subtotal	1,348	593	755	127.32	1,925	1,185	740	62.45
Net security gain (loss)	—	—	—	N/A	—	215	(215)	N/A

Total noninterest income	$1,348	$593	$755	127.32%	$1,925	$1,400	$525	37.50%

Other Expense
Other expenses decreased by $1.171 million for the six months ended June 30, 2011, compared to the same period in 2010. Salaries and employee benefits also increased between periods, largely reflective of annual salary increases along with increased incentive pay related to compensation plans in place for 2011 that incent employees for core deposit growth. The most significant decrease in other expense was in the loan and deposit expense category from costs associated with higher levels of nonperforming assets. During the second quarter of 2011, the Corporation recorded a gain of $.035 million on OREO properties, as compared to a loss of $1.845 million in the second quarter of 2010. In the six month period in 2011 OREO losses totaled $.432 million compared to $1.993 million in the same period in 2010. Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
The following table details other expense for the three and six months ended June 30, 2011 and June 30, 2010 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2011	2010	Dollars	Percentage	2011	2010	Dollars	Percentage
Salaries and employee benefits	$1,806	$1,781	$25	1.40%	$3,630	$3,501	$129	3.68%
Occupancy	349	345	4	1.16	714	690	24	3.48
Furniture and equipment	221	197	24	12.18	415	391	24	6.14
Data processing	179	205	(26)	(12.68)	355	394	(39)	(9.90)
Professional service fees	232	161	71	44.10	385	334	51	15.27
Loan and deposit	252	198	54	27.27	431	466	(35)	(7.51)
OREO writedowns and (gains) losses on sale	(35)	1,845	(1,880)	(101.90)	432	1,993	(1,561)	(78.32)
FDIC insurance premiums	255	221	34	15.38	540	443	97	21.90
Telephone	58	45	13	28.89	109	92	17	18.48
Advertising	111	72	39	54.17	199	144	55	38.19
Other operating expenses	301	260	41	15.77	578	511	67	13.11

Total noninterest expense	$3,729	$5,330	$(1,601)	(30.04)%	$7,788	$8,959	$(1,171)	(13.07)%

Federal Income Taxes
Current Federal Tax Provision
In the first six months of 2011, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, no adjustment to the valuation allowance was deemed necessary.
Deferred Tax Benefit
The Corporation recognized a federal deferred tax benefit of $7.500 million in the third quarter of 2007. The recognition of this deferred tax benefit relates to the generally accepted accounting principles applicable to the probability of utilizing the NOL and tax credit carryforwards of the Corporation. The Corporation, based upon current profitability trends largely supported by expansion of the net interest margin and controlled expenses, determined that the utilization of the NOL carryforward was probable. This tax benefit was recorded by reducing the valuation allowance that was recorded against the deferred tax assets of the Corporation. In 2006, the Corporation recognized a portion of this benefit, $.500 million, based upon the then current probabilities. The $7.500 million recognition is based upon assumptions of a sustained level of taxable income within the NOL carryforward period and takes into account Section 382, establishing annual limitations. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. As of June 30, 2011, the Corporation had an NOL carryforward of approximately $27.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $18.0 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. The Corporation intends to further evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.
Subsequent to June 30, 2011, in deference to the loss recorded in the 2011 second quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no impairment of this deferred tax asset.

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
Current balance sheet liquidity consists of $22.294 million in cash and due from balances, $12.000 million in federal funds sold and $26.184 million of unpledged investment securities. The Corporation has also experienced significant deposit inflows during the first half of 2011. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.
Late in 2010 and early in 2011, the $35.000 million of FHLB borrowings matured. These borrowings were refinanced with the FHLB and now carry a weighted average maturity of three years and a weighted average rate of 1.75%.
During the first half of 2011, the Corporation decreased cash and cash equivalents by $.425 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used by investing activities, with a net increase in investment securities of $5.032 million and a net increase in loans of $14.966 million. Offsetting the increases provided by investing activities were uses in financing activities, with a net decrease in deposits of $12.888 million. The decrease in deposits was composed of a decrease in brokered deposits of $26.860 million combined with an increase in bank deposits of $39.748 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.
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
Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At June 30, 2011, the Bank’s core deposits in relation to total funding were 75.72% compared to 61.33% at June 30, 2010. These ratios indicated at June 30, 2011, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2011, the Bank had $15.875 million of unsecured lines available and another $2.500 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.
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

MACKINAC FINANCIAL CORPORATION
ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
OF OPERATIONS (Continued)
CAPITAL AND REGULATORY
As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of June 30, 2011, the Corporation and Bank were well capitalized. During the first half of 2011, total capitalization increased by $.902 million.
The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2011	2010	2010
Capital Structure
Shareholders’ equity	$54,784	$53,882	$56,231

Total capitalization	$54,784	$53,882	$56,231

Tangible capital	$54,784	$53,882	$56,231

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	—	—	—

Total intangibles	$—	$—	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$54,784	$53,882	$56,231
Net unrealized (gains) losses on available for sale securities	(550)	(612)	(876)
Less: disallowed deferred tax asset	(8,100)	(9,028)	(9,200)
Less: intangibles	—	—	—

Total Tier 1 capital	$46,134	$44,242	$46,155

Tier 2 Capital:
Allowable reserve for loan losses	$5,071	$4,890	$4,968
Qualifying long-term debt	—	—	—

Total Tier 2 capital	5,071	4,890	4,968

Total capital	$51,205	$49,132	$51,123

Risk-adjusted assets	$404,593	$389,468	$396,037

Capital ratios:
Tier 1 Capital to average assets	9.50%	9.25%	9.38%
Tier 1 Capital to risk weighted assets	11.40%	11.36%	11.65%
Total Capital to risk weighted assets	12.66%	12.62%	12.91%
Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.
Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2011	11.13%	11.13%	9.50%	11.40%	12.66%
June 30, 2010	11.23%	11.23%	9.38%	11.65%	12.91%

The Bank:
June 30, 2011	10.22%	10.22%	8.51%	10.21%	11.46%
June 30, 2010	9.93%	9.93%	7.98%	9.91%	11.16%

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
The Corporation has established interest rate floors on approximately $165 million, or 73.85% of its variable rate commercial loans. These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods. Approximately $67 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $96 million repricing in the next 100 basis point prime rate increase.
The Corporation also has $38.613 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.
The Corporation has $216 million of transactional accounts, of which $50 million consists of non-interest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.
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
The following is the Corporation’s opportunities at June 30, 2011 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$281,018	$7,594	$32,004	$74,196	$394,812
Securities	326	13,620	22,647	2,020	38,613
Other (1)	12,010	—	—	3,060	15,070

Total interest-earning assets	293,354	21,214	54,651	79,276	448,495

Interest-bearing obligations:
NOW, money market, savings, interest checking	165,974	—	—	—	165,974
Time deposits	15,921	50,202	70,910	284	137,317
Brokered CDs	12,530	27,686	6,391	—	46,607
Borrowings	—	5,000	30,000	1,069	36,069

Total interest-bearing obligations	194,425	82,888	107,301	1,353	385,967

Gap	$98,929	$(61,674)	$(52,650)	$77,923	$62,528

Cumulative gap	$98,929	$37,255	$(15,395)	$62,528

(1)	Includes Federal Home Loan Bank Stock
The above analysis indicates that at June 30, 2011, the Corporation had a cumulative asset sensitivity gap position of $37.255 million within the one-year time frame. The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation has the potential to decrease net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.
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

MACKINAC FINANCIAL CORPORATION
ITEM 4 CONTROLS AND PROCEDURES
As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officers, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.
A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, but collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated foals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance levels as of June 30, 2011.
Changes in Internal Control Over Financial Reporting
There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION (Registrant)
Date: August 15, 2011	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER (principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER (principal financial and accounting officer)