Form 10-Q
period 2011-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2011-11-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

OR

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of October 31, 2011, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2011 (Unaudited), December 31, 2010 and September 30, 2010 (Unaudited)	1

	Condensed Consolidated Statements of Operations - Three and Nine Months Ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited)	2

	Condensed Consolidated Statements of Changes in Shareholders’ Equity - Three and Nine Months Ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2011 (Unaudited) and September 30, 2010 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	22

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33

Item 4.	Controls and Procedures	36

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	37

Item 6.	Exhibits and Reports on Form 8-K	37

SIGNATURES		38

MACKINAC FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30, 2011	December 31, 2010	September 30, 2010
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$30,122	$22,719	$36,561
Federal funds sold	12,000	12,000	12,000

Cash and cash equivalents	42,122	34,719	48,561

Interest-bearing deposits in other financial institutions	10	713	692
Securities available for sale	37,022	33,860	37,450
Federal Home Loan Bank stock	3,060	3,423	3,794

Loans:
Commercial	299,135	297,047	295,262
Mortgage	86,500	80,756	82,312
Consumer	6,268	5,283	5,153

Total Loans	391,903	383,086	382,727
Allowance for loan losses	(5,838)	(6,613)	(5,437)

Net loans	386,065	376,473	377,290

Premises and equipment	9,507	9,660	9,843
Other real estate held for sale	5,212	5,562	5,758
Other assets	15,600	14,286	15,618

TOTAL ASSETS	$498,598	$478,696	$499,006

LIABILITIES AND SHAREHOLDERS’ EQUITY
LIABILITIES:
Deposits:
Noninterest bearing deposits	$53,736	$41,264	$44,402
NOW, money market, checking	157,596	134,703	127,828
Savings	15,618	17,670	20,265
CDs<$100,000	119,893	96,977	94,560
CDs>$100,000	24,138	22,698	22,809
Brokered	34,077	73,467	94,660

Total deposits	405,058	386,779	404,524

Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	997	1,069	1,069

Total borrowings	35,997	36,069	36,069
Other liabilities	2,064	1,966	2,426

Total liabilities	443,119	424,814	443,019

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,866	10,706	10,658
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 3,419,736 shares	43,525	43,525	43,517
Retained earnings (accumulated deficit)	607	(961)	1,131
Accumulated other comprehensive income	481	612	681

Total shareholders’ equity	55,479	53,882	55,987

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$498,598	$478,696	$499,006

See accompanying notes to condensed consolidated financial statements.

1.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,584	$5,300	$15,918	$15,718
Tax-exempt	35	46	114	145
Interest on securities:
Taxable	304	324	878	1,077
Tax-exempt	7	7	21	21
Other interest income	26	23	89	100

Total interest income	5,956	5,700	17,020	17,061

INTEREST EXPENSE:
Deposits	1,091	1,414	3,540	4,309
Borrowings	156	222	452	643

Total interest expense	1,247	1,636	3,992	4,952

Net interest income	4,709	4,064	13,028	12,109
Provision for loan losses	400	1,000	1,000	4,700

Net interest income after provision for loan losses	4,309	3,064	12,028	7,409

OTHER INCOME:
Service fees	180	264	616	737
Net security gains (losses)	—	(1)	—	215
Income from loans sold	478	334	1,863	958
Mortgage servicing rights	300	—	300	—
Other	48	51	152	138

Total other income	1,006	648	2,931	2,048

OTHER EXPENSES:
Salaries and employee benefits	1,811	1,779	5,441	5,281
Occupancy	334	358	1,048	1,048
Furniture and equipment	197	202	612	593
Data processing	177	193	532	587
Professional service fees	165	168	550	502
Loan and deposit	288	212	719	665
ORE Writedowns and losses on sale	296	7	728	2,000
FDIC Insurance Assessment	215	222	755	665
Telephone	51	53	160	145
Advertising	93	77	292	220
Other	333	330	912	854

Total other expenses	3,960	3,601	11,749	12,560

Income (Loss) before provision for income taxes	1,355	111	3,210	(3,103)
Provision for (benefit of) income taxes	455	30	1,071	(4,593)

NET INCOME	900	81	2,139	1,490

Preferred dividend expense	193	185	573	556

NET INCOME (LOSS) AVAILABLE TO COMMON SHAREHOLDERS	$707	$(104)	$1,566	$934

INCOME (LOSS) PER COMMON SHARE:
Basic	$.21	$(.03)	$.46	$.27

Diluted	$.20	$(.03)	$.45	$.27

See accompanying notes to condensed consolidated financial statements.

2.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended September 30,
	2011			2010
	Preferred Stock	Common Shareholders’ Equity	Total Shareholders’ Equity	Preferred Stock	Common Shareholders’ Equity	Total Shareholders’ Equity

Balance, beginning of period	$10,811	$43,973	$54,784	$10,610	$45,621	$56,231

Net income for period	—	900	900	—	81	81
Net unrealized gain (loss) on securities available for sale	—	(68)	(68)	—	(195)	(195)

Total comprehensive income (loss)	—	832	832	—	(114)	(114)
Dividend on preferred stock	—	(138)	(138)	—	(137)	(137)
Stock option compensation	—	—	—	—	7	7
Accretion of preferred stock discount	55	(55)	—	48	(48)	—
Rounding	—	1	1	—	—	—

Balance, end of period	$10,866	$44,613	$55,479	$10,658	$45,329	$55,987

	Nine Months Ended September 30,
	2011			2010
	Preferred Stock	Common Shareholders’ Equity	Total Shareholders’ Equity	Preferred Stock	Common Shareholders’ Equity	Total Shareholders’ Equity

Balance, beginning of period	$10,706	$43,176	$53,882	$10,514	$44,785	$55,299

Net income for period	—	2,139	2,139	—	1,490	1,490
Net unrealized gain (loss) on securities available for sale	—	(130)	(130)	—	(412)	(412)

Total comprehensive income	—	2,009	2,009	—	1,078	1,078
Dividend on preferred stock	—	(413)	(413)	—	(412)	(412)
Stock option compensation	—	—	—	—	22	22
Accretion of preferred stock discount	160	(160)	—	144	(144)	—
Rounding	—	1	1	—	—	—

Balance, end of period	$10,866	$44,613	$55,479	$10,658	$45,329	$55,987

See accompanying notes to condensed consolidated financial statements.

3.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended September 30,
	2011	2010

Cash Flows From Operating Activities:
Net income	$2,139	$1,490
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,094	1,238
Provision for (benefit of) deferred taxes	1,071	(4,593)
Provision for loan losses	1,000	4,700
(Gain) on sales/calls of securities available for sale	—	(215)
(Gain) on sale of secondary market loans held for sale	(260)	(250)
Origination of secondary market loans held for sale	(21,619)	(20,571)
Proceeds from secondary market loans held for sale	22,013	20,882
Loss on sales of other real estate	178	52
Writedown of other real estate	550	1,948
Stock option compensation	—	22
Change in other assets	(2,315)	12,948
Change in other liabilities	98	(123)

Net cash provided by operating activities	3,949	17,528

Cash Flows From Investing Activities:
Net (increase) in loans	(14,855)	(7,571)
Net (increase) decrease in interest-bearing deposits in other financial institutions	703	(14)
Purchase of securities available for sale	(15,206)	(5,000)
Proceeds from sales, maturities or calls of securities available for sale	11,567	13,372
Capital expenditures	(663)	(502)
Redemption of FHLB stock	363	—
Proceeds from sale of premises, equipment, and other real estate	3,751	2,663

Net cash provided by (used in) investing activities	(14,340)	2,948

Cash Flows From Financing Activities:
Net increase (decrease) in deposits	18,279	(16,865)
Dividend on preferred stock	(413)	(412)
Principal payments on borrowings	(72)	(71)

Net cash provided by (used in) financing activities	17,794	(17,348)

Net increase in cash and cash equivalents	7,403	3,128
Cash and cash equivalents at beginning of period	34,719	45,433

Cash and cash equivalents at end of period	$42,122	$48,561

Supplemental Cash Flow Information:

Cash paid during the period for:
Interest	$3,525	$4,988
Income taxes	75	25

Noncash Investing and Financing Activities:
Transfers of foreclosures from loans to other real estate held for sale (net of adjustments made through the allowance for loan losses)	4,129	4,604

See accompanying notes to condensed consolidated financial statements.

4.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010.

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

FASB ASU 2011-05, Presentation of Comprehensive Income. In June 2011, the FASB issued ASU 2011-05, which provides entities with the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income, along with a total for other comprehensive income, and a total amount for comprehensive income. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the entity is required to present on the face of the financial statements reclassification adjustments for items that are reclassified from other comprehensive income to net income in the statement(s) where the components of net income and the components of other comprehensive income are presented. This update should be applied retrospectively effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Corporation currently reports comprehensive income in its detail of changes in Shareholders’ equity. The additional disclosure of the components required by ASU 2011-05 will be included in our financial statements beginning in the first quarter of 2012 but will not have a financial impact.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
(Numerator):
Net income	$900	$81	$2,139	$1,490
Preferred stock dividends and accretion of discount	193	185	573	556

Net income (loss) available to common shareholders	$707	$(104)	$1,566	$934

(Denominator):
Weighted average shares outstanding - basic	3,419,736	3,419,736	3,419,736	3,419,736
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	89,845	—	83,611	68,734

Weighted average shares outstanding - diluted	3,509,581	3,419,736	3,503,347	3,488,470

Income (loss) per common share:
Basic	$.21	$(.03)	$.46	$.27
Diluted	$.20	$(.03)	$.45	$.27

4.	INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2011, December 31, 2010 and September 30, 2010 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value

September 30, 2011

US Agencies	$10,443	$190	$—	$10,633
US Agencies - MBS	15,087	523	—	15,610
Corporate	5,256	—	(99)	5,157
Obligations of states and political subdivisions	5,507	118	(3)	5,622

Total securities available for sale	$36,293	$831	$(102)	$37,022

December 31, 2010

US Agencies	$5,000	$—	$(27)	$4,973
US Agencies - MBS	26,787	923	—	27,710
Obligations of states and political subdivisions	1,146	35	(4)	1,177

Total securities available for sale	$32,933	$958	$(31)	$33,860

September 30, 2010

US Agencies	$5,000	$5	$—	$5,005
US Agencies - MBS	30,272	982	—	31,254
Obligations of states and political subdivisions	1,147	48	(4)	1,191

Total securities available for sale	$36,419	$1,035	$(4)	$37,450

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

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $10.522 million and $10.991 million, respectively, at September 30, 2011, compared to $13.688 million and $14.286 million, respectively, at September 30, 2010.

5.	LOANS

The composition of loans at September 30, 2011, December 31, 2010 and September 30, 2010 is as follows (dollars in thousands):

	$195,079	$195,079	$195,079
	September 30, 2011	December 31, 2010	September 30, 2010

Commercial real estate	$195,079	$194,859	$199,892
Commercial, financial, and agricultural	84,285	68,858	69,652
One to four family residential real estate	78,759	75,074	74,829
Construction:
Commercial	19,771	33,330	25,718
Consumer	7,741	5,682	7,483
Consumer	6,268	5,283	5,153

Total loans	$391,903	$383,086	$382,727

An analysis of the allowance for loan losses for the nine months ended September 30, 2011, the year ended December 31, 2010, and the nine months ended September 30, 2010 is as follows (dollars in thousands):

	$195,079	$195,079	$195,079
	September 30, 2011	December 31, 2010	September 30, 2010

Balance at beginning of period	$6,613	$5,225	$5,225
Recoveries on loans previously charged off	43	374	89
Loans charged off	(1,818)	(5,486)	(4,577)
Provision for loan losses	1,000	6,500	4,700

Balance at end of period	$5,838	$6,613	$5,437

In the first nine months of 2011, net charge off activity was $1.775 million, or .46% of average loans outstanding compared to net charge offs of $4.488 million, or 1.17% of average loans, in the same period in 2010. In the first nine months of 2011, the Corporation recorded a $1.000 million provision for loan loss compared to $4.700 million in the first nine months of 2010. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

8.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	LOANS (Continued)

A breakdown of the allowance for loan losses, the activity for the period, and recorded balances in loans for the nine month period ended September 30, 2011 is as follows (dollars in thousands):

	Commercial real estate	Commercial, financial and agricultural	Commercial construction	One to four family residential real estate	Consumer construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(883)	(562)	(62)	(266)	—	(45)	—	(1,818)
Recoveries	21	14	—	—	—	8	—	43
Provision	861	366	(127)	(13)	—	37	(124)	1,000

Ending balance ALLR	$3,459	$836	$200	$1,343	$—	$—	$—	$5,838

Loans:
Ending balance	$195,079	$84,285	$19,771	$78,759	$7,741	$6,268	$—	$391,903
Ending balance ALLR	(3,459)	(836)	(200)	(1,343)	—	—	—	(5,838)

Net loans	$191,620	$83,449	$19,571	$77,416	$7,741	$6,268	$—	$386,065

Ending balance ALLR:
Individually evaluated	$1,583	$26	$16	$367	$—	$—	$—	$1,992
Collectively evaluated	1,876	810	184	976	—	—	—	3,846

Total	$3,459	$836	$200	$1,343	$—	$—	$—	$5,838

Ending balance Loans:
Individually evaluated	$15,090	$1,730	$1,236	$2,285	$—	$—	$—	$20,341
Collectively evaluated	179,989	82,555	18,535	76,474	7,741	6,268	—	371,562

Total	$195,079	$84,285	$19,771	$78,759	$7,741	$6,268	$—	$391,903

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses, the activity for the period, and recorded balances in loans for the year ended December 31, 2010 is as follows (dollars in thousands):

	Commercial real estate	Commercial, financial and agricultural	Commercial construction	One to four family residential real estate	Consumer construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,284	$1,135	$386	$23	$—	$13	$384	$5,225
Charge-offs	(2,426)	(1,804)	(720)	(416)	—	(9)	(111)	(5,486)
Recoveries	18	260	67	—	—	15	14	374
Provision	2,584	1,427	656	2,015	—	(19)	(163)	6,500
Unallocated assignment	—	—	—	—	—	—	—	—

Ending balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613

Loans:
Ending balance	$194,859	$68,858	$33,330	$75,074	$5,682	$5,283	$—	$383,086
Ending balance ALLR	(3,460)	(1,018)	(389)	(1,622)	—	—	(124)	(6,613)

Net loans	$191,399	$67,840	$32,941	$73,452	$5,682	$5,283	$(124)	$376,473

Ending balance ALLR:
Individually evaluated	$1,601	$330	$39	$696	$—	$—	$—	$2,666
Collectively evaluated	1,859	688	350	926	—	—	124	3,947

Total	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613

Ending balance Loans:
Individually evaluated	$18,610	$2,696	$2,437	$5,238	$—	$—	$—	$28,981
Collectively evaluated	176,249	66,162	30,893	69,836	5,682	5,283	—	354,105

Total	$194,859	$68,858	$33,330	$75,074	$5,682	$5,283	$—	$383,086

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

Below is a breakdown of loans by risk category as of September 30, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Loss	Unassigned	Total

Commercial real estate	$3,555	$16,988	$46,123	$113,406	$5,032	$7,971	$2,239	$—	$(235)	$195,079
Commercial, financial and agricultural	2,927	9,242	18,403	51,559	206	1,556	—	—	392	84,285
Commercial construction	212	556	5,968	11,482	1,553	—	—	—	—	19,771
One to four family residential real estate	—	3,330	3,163	5,992	—	2,289	—	—	63,985	78,759
Consumer construction	—	—	—	—	—	20	—	—	7,721	7,741
Consumer	—	—	113	583	—	—	—	—	5,572	6,268

Total loans	$6,694	$30,116	$73,770	$183,022	$6,791	$11,836	$2,239	$—	$77,435	$391,903

Below is a breakdown of loans by risk category as of December 31, 2010 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	(8)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Loss	Unassigned	Total

Commercial real estate	$4,745	$16,975	$44,408	$109,911	$3,789	$10,997	$3,956	$—	$78	$194,859
Commercial, financial and agricultural	3,726	5,275	16,466	39,844	259	2,636	—	—	652	68,858
Commercial construction	—	579	4,416	22,280	1,921	568	—	—	3,566	33,330
One-to-four family residential real estate	33	3,589	3,146	4,271	1,464	3,941	—	—	58,630	75,074
Consumer construction	—	—	—	—	—	—	—	—	5,682	5,682
Consumer	—	—	34	368	—	—	—	—	4,881	5,283

Total loans	$8,504	$26,418	$68,470	$176,674	$7,433	$18,142	$3,956	$—	$73,489	$383,086

The breakdown of loans by risk category for the period ended September 30, 2010 is not available. This disclosure was not required on September 30, 2010, and the Corporation no longer has this detail available for historical periods.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

For the nine months ended:	Nonaccrual Basis	Accrual Basis	Average Investment	Related Valuation Reserve	Interest Income Recognized During Impairment	Interest Income on Accrual Basis

September 30, 2011

With no valuation reserve:
Commercial real estate	$438	$—	$438	$—	$24	$16
Commercial, financial and agricultural	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	11
One to four family residential real estate	109	—	79	—	—	3
Consumer construction	20	—	6	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,195	$2,531	$4,856	$1,414	$43	$187
Commercial, financial and agricultural	36	1,084	1,357	41	29	35
Commercial construction	—	—	229	—	—	—
One to four family residential real estate	2,156	104	3,103	342	2	118
Consumer construction	—	—	5	—	—	—
Consumer	—	—	3	—	—	—

Total:
Commercial real estate	$3,633	$2,531	$5,294	$1,414	$67	$203
Commercial, financial and agricultural	36	1,084	1,357	41	29	35
Commercial construction	—	—	229	—	—	11
One to four family residential real estate	2,265	104	3,182	342	2	121
Consumer construction	20	—	11	—	—	—
Consumer	—	—	3	—	—	—

Total	$5,954	$3,719	$10,076	$1,797	$98	$370

For the year ended:

December 31, 2010

With no valuation reserve:
Commercial real estate	$960	$—	$987	$—	$—	$71
Commercial, financial and agricultural	51	—	13	—	—	1
Commercial construction	458	—	1,186	—	11	33
One to four family residential real estate	362	105	237	—	1	13
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,562	$4,537	$6,531	$1,258	$117	$306
Commercial, financial and agricultural	709	—	1,660	279	—	95
Commercial construction	—	—	—	—	—	21
One to four family residential real estate	767	—	730	230	12	39
Consumer construction	52	—	52	1	—	4
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,522	$4,537	$7,518	$1,258	$117	$377
Commercial, financial and agricultural	760	—	1,673	279	—	96
Commercial construction	458	—	1,186	—	11	54
One to four family residential real estate	1,129	105	967	230	13	52
Consumer construction	52	—	52	1	—	4
Consumer	—	—	—	—	—	—

Total	$5,921	$4,642	$11,396	$1,768	$141	$583

12.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	LOANS (Continued)

For the nine months ended	Nonaccrual Basis	Accrual Basis	Average Investment	Related Valuation Reserve	Interest Income Recognized During Impairment	Interest Income on Accrual Basis
September 30, 2010

With no valuation reserve:
Commercial real estate	$1,874	$1,565	$6,544	$—	$—	$275
Commercial, financial and agricultural	111	—	2,218	—	—	73
Commercial construction	813	—	871	—	—	42
One to four family residential real estate	740	106	484	—	—	24
Consumer construction	—	—		—	—	—
Consumer	—	—		—	—	—

With a valuation reserve:
Commercial real estate	$273	$3,991	$862	$397	$7	$32
Commercial, financial and agricultural	570	—	319	50	—	17
Commercial construction	—	634	63	—	—	—
One to four family residential real estate	14	504	66	808	—	1
Consumer construction	52	—	52	—	—	3
Consumer	—	—		1	—	—

Total:
Commercial real estate	$2,147	$5,556	$7,406	$397	$7	$307
Commercial, financial and agricultural	681	—	2,537	50	—	90
Commercial construction	813	634	934	—	—	42
One to four family residential real estate	754	610	550	808	—	25
Consumer construction	52	—	52	—	—	3
Consumer	—	—	—	1	—	—

Total	$4,447	$6,800	$11,479	$1,256	$7	$467

A summary of past due loans at September 30, 2011, December 31, 2010 and September 30, 2010 is as follows (dollars in thousands):

	September 30, 2011			December 31, 2010			September 30, 2010
	30-89 days Past Due (accruing)	90+ days Past Due/ Nonaccrual	Total	30-89 days Past Due (accruing)	90+ days Past Due/ Nonaccrual	Total	30-89 days Past Due (accruing)	90+ days Past Due/ Nonaccrual	Total

Commercial real estate	$338	$3,633	$3,971	$19	$3,522	$3,541	$1,157	$2,147	$3,304
Commercial, financial and agricultural	—	36	36	382	760	1,142	100	681	781
Commercial construction	30	20	50	—	458	458	656	813	1,469
One to four family residential real estate	124	2,265	2,389	923	1,129	2,052	109	754	863
Consumer construction	—	—	—	—	52	52	—	52	52
Consumer	6	—	6	20	—	20	5	—	5

Total past due loans	$498	$5,954	$6,452	$1,344	$5,921	$7,265	$2,027	$4,447	$6,474

A roll-forward of nonaccrual activity for the first nine months ended September 30, 2011 (dollars in thousands):

	For the Nine Months Ended September 30, 2011
	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(1,283)	(766)	(14)	(43)	—	—	(2,106)
Charge-offs	(566)	(551)	(62)	(382)	—	(27)	(1,588)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(1,184)	(609)	(382)	(1,901)	(53)	—	(4,129)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	4,001	856	—	3,273	20	27	8,177
Other	35	346	—	189	1	—	571

Ending balance	$3,633	$36	$—	$2,265	$20	$—	$5,954

13.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	LOANS (Continued)

A roll-forward of nonaccrual activity for the first nine months ended September 30, 2010 (dollars in thousands):

	For the Nine Months Ended September 30, 2010
	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer Construction	Consumer	Total

NONACCRUAL

Beginning balance	$8,290	$2,644	$1,919	$1,461	$52	$2	$14,368

Principal payments	(5,349)	(1,025)	(86)	(27)	—	(2)	(6,489)
Charge-offs	(2,193)	(1,499)	(27)	(1,281)	—	—	(5,000)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(2,057)	(102)	(1,003)	(237)	—	—	(3,399)
Transfers to accruing	(54)	—	—	—	—	—	(54)
Transfers from accruing	5,347	661	—	830	—	—	6,838
Other	(1,837)	2	10	8	—	—	(1,817)

Ending balance	$2,147	$681	$813	$754	$52	$—	$4,447

Troubled Debt Restructuring

Troubled debt restructurings (“TDR”) are determined on a loan-by-loan basis. Generally restructurings are related to interest rate reductions, loan term extensions and short term payment forbearance as means to maximize collectability of troubled credits. The Corporation has not forgiven principal to date, although this would be considered if necessary to ensure the long term collectability of the loan. In general, a borrower must make at least six consecutive timely payments before the Corporation would consider a return of a restructured loan to accruing status in accordance with FDIC guidelines regarding restoration of credits to accrual status. If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring.

The Corporation, at September 30, 2011, had loans totaling $3.719 million for which repayment terms were modified to the extent that they were deemed to be “restructured” loans. The $3.719 million is comprised of 3 loans, the largest of which had a September 30, 2011 balance of $2.401 million. This loan was modified to allow the suspension of principal payments for “over a 12-month period”. This suspension of principal payments on this loan with a 30-year amortization does not result in a significant change to the net present value of total principal and interest payments over the term of the note. The Corporation has, in accordance with generally accepted accounting principles and per recently enacted accounting standard updates, evaluated all loan modifications to determine the fair value impact of the underlying asset. As of September 30, 2011, this evaluation showed no material impact related to the current balances of restructured loans.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010

Loans outstanding beginning of period	$9,532	$8,552	$8,552
New loans	933	5,243	2,665
Net activity on revolving lines of credit	27	2,065	2,055
Repayment	(1,630)	(6,328)	(3,857)

Loans outstanding, end of period	$8,862	$9,532	$9,415

There were no loans to related parties classified substandard at September 30, 2011, December 31, 2010 or September 30, 2010. In addition to the outstanding balances above, there were unused commitments of $.318 million to related parties at September 30, 2011.

14.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.	MORTGAGE SERVICING RIGHTS

As of September 30, 2011, the Corporation had obligations to service approximately $40 million of residential first mortgage loans. Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. At September 30, 2011, the Corporation calculated the value of these MSRs and recorded $300,000 as the initial valuation. The valuation was based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.

7.	BORROWINGS

Borrowings consist of the following at September 30, 2011, December 31, 2010 and September 30, 2010 (dollars in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010

Federal Home Loan Bank fixed rate advances at a weighted average rate of 1.73% maturing from December 2011 to January 2016	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	997	1,069	1,069

	$35,997	$36,069	$36,069

The Federal Home Loan Bank borrowings are collateralized at September 30, 2011 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $38.188 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $10.219 million and $10.691 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million. Prepayment of the remaining advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2011.

The USDA Rural Development borrowing is collateralized by loans totaling $.162 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.934 million, and guaranteed by the Corporation.

8.	STOCK OPTION PLANS

A summary of stock option transactions for the nine months ended September 30, 2011 and 2010, and the year ended December 31, 2010, is as follows:

	September 30, 2011	December 31, 2010	September 30, 2010

Outstanding shares at beginning of year	394,072	411,057	411,057
Granted during the period	—	—	—
Expired during the period	—	(16,985)	(16,985)

Outstanding shares at end of period	394,072	394,072	394,072

Exercisable shares at end of period	150,781	150,781	150,781

Weighted average exercise price per share at end of period	$10.98	$10.98	$10.98

Shares available for grant at end of period	0	0	0

There were no options granted in the first nine months of 2011 and 2010.

15.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.	STOCK OPTION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at September 30, 2011:

				Weighted Average Remaining Contractual Life-Years
Exercise Price	Number		Unvested Options
	Outstanding	Exercisable

$9.16	5,000	2,000	3,000	4.21
$9.75	257,152	120,861	126,291	3.21
$10.65	50,000	10,000	40,000	4.00
$11.50	40,000	8,000	32,000	3.71
$12.00	40,000	8,000	32,000	3.71
$156.00 - $185.00	1,920	1,920	—	0.08

	394,072	150,781	243,291	3.59

9.	INCOME TAXES

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

Management evaluated the deferred tax valuation allowance as of September 30, 2011 and determined that no adjustment to the valuation was warranted. The Corporation, as of September 30, 2011 had a net operating loss and tax credit carryforwards for tax purposes of approximately $27.0 million, and $2.1 million, respectively.

The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $17.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

16.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUE MEASUREMENTS

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

17.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUE MEASUREMENTS (Continued)

The following table presents information for financial instruments at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	$42,122	$42,122	$34,719	$34,719
Interest bearing deposits	10	10	713	713
Securities available for sale	37,022	37,022	33,860	33,860
Federal Home Loan Bank stock	3,060	3,060	3,423	3,423
Net loans	386,065	385,242	376,473	376,713
Accrued interest receivable	1,266	1,266	1,155	1,155

Total financial assets	$469,545	$468,722	$450,343	$450,583

Financial liabilities:
Deposits	$405,058	$407,120	$386,779	$387,885
Borrowings	35,997	35,591	36,069	36,234
Accrued interest payable	209	209	232	232

Total financial liabilities	$441,264	$442,920	$423,080	$424,351

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

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis. These assets include other real estate and loans. The Corporation has estimated the fair values of these assets using the valuation methods below.

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

18.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.	FAIR VALUE MEASUREMENTS (Continued)

The fair value of all investment securities at September 30, 2011 and September 30, 2010 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 – Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of September 30, 2011, December 31, 2010 or September 30, 2010.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2011

(dollars in thousands)	Balance at September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
					Total Losses for
					Three Months Ended September 30, 2011	Nine Months Ended September 30, 2011
Assets

Impaired loans	$9,673	$—	$—	$9,673	$712	$1,587
Other real estate owned	5,212	—	—	5,212	296	728

					$1,008	$2,315

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011

(dollars in thousands)	Balance at December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended December 31, 2010
Assets

Impaired loans	$10,563	$—	$—	$10,563	$1,666
Other real estate owned	5,562	—	—	5,562	2,753

					$4,419

The Corporation had no investments subject to fair value measurement on a nonrecurring basis.

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired. The Corporation estimates the fair value of the loans based on the present value of expected future cash flows using management’s best estimate of key assumptions. These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals). This evaluation may require the establishment of a specific loan loss reserve. The current accounting for troubled debt restructurings (“TDRs”) also requires that if the measurement or evaluation is less than the recorded impairment is recognized and recorded as an increase in the allowance for loan loss and a corresponding increased charge to the provision. If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring.

19.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.	SHAREHOLDERS’ EQUITY

Participation in the TARP Capital Purchase Program

On April 24, 2009, the Corporation entered into and closed a Letter Agreement, including the Securities Purchase Agreement-Standard Terms (collectively, the “Securities Purchase Agreement”), related to the CP. Pursuant to the Securities Purchase Agreement, the Corporation issued and sold to the Treasury (i) 11,000 shares of the Corporation’s Series A Preferred Shares, and (ii) the Warrant to purchase 379,310 shares of the Corporation’s Common Shares, at an exercise price of $4.35 per share (subject to certain anti-dilution and other adjustments), for an aggregate purchase price of $11.000 million in cash. The Warrant has a ten-year term.

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

The Corporation has the right to redeem the Series A Preferred Shares at any time after consulting with its primary regulator, in which case the executive compensation standards would no longer apply to the Corporation. The Corporation is currently exploring an exit strategy for repayment of the TARP preferred and redemption of the common stock warrants.

20.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.	COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

	September 30, 2011	December 31, 2010	September 30, 2010
Commitments to extend credit:
Variable rate	$16,443	$18,092	$24,293
Fixed rate	29,632	13,034	16,891
Standby letters of credit - Variable rate	4,307	2,192	1,363
Credit card commitments - Fixed rate	3,119	2,737	2,801

	$53,501	$36,055	$45,348

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at September 30, 2011 represents $62.567 million, or 20.92%, of the total commercial loan portfolio, compared to $52.2 million, or 17.68%, of the commercial loan portfolio on September 30, 2010. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2011 income available to common shareholders of $ .707 million or $.21 per share compared to net loss of $.104 million, or $.03 per share for the third quarter of 2010. Net income available to common shareholders for the first nine months of 2011 totaled $1.566 million, or $.46 per share, compared to $.934 million, or $.27 per share, for the same period in 2010.

Weighted average shares totaled 3,419,736 for all periods. The common stock warrants outstanding of 379,310 shares were slightly dilutive, at approximately $.01 per share, for the 2011 third quarter and nine month period, as the market value of our stock moved above the $4.35 strike price.

The third quarter results include the initial recording value of mortgage servicing rights at $.300 million, a provision for loan losses of $.400 million and $.296 million of losses on OREO properties. Operating results for the same period in 2010 include a $1.000 million provision and negligible OREO losses. Operating results for the nine month period in 2011 include a $1.000 million provision and $.728 million in OREO write-downs, compared with a $4.700 million provision and $2.000 million in OREO losses, and the recognition of a $3.500 million valuation adjustment on deferred tax assets for the nine months ended September 30, 2010.

The net interest margin for the third quarter of 2011 increased to $4.709 million, or 4.14%, compared to $4.064 million, or 3.69% in the third quarter of 2010. The nine month margin in 2011 was $13.028 million, or 3.95% compared to $12.109 million, or 3.59% in the 2010 nine month period.

Total assets of the Corporation at September 30, 2011 were $498.598 million, up by $19.902 million, or 4.16%, from total assets of $478.696 million at December 31, 2010. Asset totals at September 30, 2011 reflect increased balances of investment securities of approximately $3.162 million and increased loan balances of $8.817 million from December 31, 2010 balances. Deposits totaled $405.058 million at September 30, 2011, an increase of $18.279 million, from the $386.779 million at December 31, 2010.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $ 7.403 million during the first nine months of 2011. See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $3.162 million, or 9.34%, from December 31, 2010 to September 30, 2011, with the balance on September 30, 2011, totaling $37.022 million. The Corporation purchased $15.206 million of investments in the first nine months of 2011 and had reductions of $12.044 million due primarily from maturities and paydowns. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of September 30, 2011, investment securities with an estimated fair value of $10.991 million were pledged.

Loans

Through the first nine months of 2011, loan balances increased by $ 8.817 million, or 2.30%, from December 31, 2010 balances of $383.086 million. During the first nine months of 2011, the Bank had total loan production of $113.0 million. This loan production, however, was significantly offset by normal loan principal runoff and amortization, and refinancing, which totaled approximately $58 million, along with USDA and SBA loan sales of

23.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

$40 million. Loan balances were also impacted by nonperforming activity with $1.8 million of loan charge-offs and $4.1 million of loans foreclosed and transferred to other real estate owned.

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

Following is a summary of the loan portfolio at September 30, 2011, December 31, 2010 and September 30, 2010 (dollars in thousands):

	September 30, 2011	Percent of Total	December 31, 2010	Percent of Total	September 30, 2010	Percent of Total
Commercial real estate	$195,079	49.78%	$194,859	50.87%	$199,892	52.23%
Commercial, financial, and agricultural	84,285	21.51	68,858	17.97	69,652	18.20
One to four family residential real estate	78,759	20.10	75,074	19.60	74,829	19.55
Consumer	6,268	1.60	5,283	1.38	5,153	1.35
Construction:
Commercial	19,771	5.04	33,330	8.70	25,718	6.72
Consumer	7,741	1.97	5,682	1.48	7,483	1.95

Total loans	$391,903	100.00%	$383,086	100.00%	$382,727	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2011, December 31, 2010 and September 30, 2010 (dollars in thousands):

	September 30, 2011			December 31, 2010			September 30, 2010
	Outstanding Balance	Percent of Commercial Loans	Percent of Shareholders’ Equity	Outstanding Balance	Percent of Commercial Loans	Percent of Shareholders’ Equity	Outstanding Balance	Percent of Commercial Loans	Percent of Shareholders’ Equity

Real estate - operators of nonres bldgs	$62,567	20.92%	112.78%	$58,114	19.56%	107.85%	$52,192	17.68%	93.22%
Hospitality and tourism	33,867	11.32	61.04	37,737	12.70	70.04	39,998	13.55	71.44
Commercial construction	19,771	6.61	35.64	33,330	11.22	61.86	25,718	8.71	45.94
Lessors of nonresidential buildings	16,433	5.49	29.62	16,598	5.59	30.80	15,854	5.37	28.32
Real estate agents and managers	12,781	4.27	29.62	15,857	5.34	29.43	19,675	6.66	35.14
Other	153,716	51.39	277.07	135,411	45.59	251.31	141,825	48.03	253.32

Total Commercial Loans	$299,135	100.00%		$297,047	100.00%		$295,262	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2011. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2011, our residential loan portfolio totaled $86.500 million, or 22.07% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations. Tax-exempt loans and leases decreased from $2.471 million at the end of December 31, 2010 to $ 2.126 million at September 30, 2011. The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the nine months ended September 30, 2011 amounted to $1.775 million, or .46% of average loans outstanding, compared to $4.488 million, or 1.17% of average loans outstanding, for the same period in 2010. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010
Nonperforming Assets:
Nonaccrual Loans	$5,954	$5,921	$4,447
Loans past due 90 days or more	—	—	—
Restructured loans	3,719	4,642	6,800

Total nonperforming loans	9,673	10,563	11,247
Other real estate owned	5,212	5,562	5,758

Total nonperforming assets	$14,885	$16,125	$17,005

Nonperforming loans as a % of loans	2.47%	2.76%	2.94%

Nonperforming assets as a % of assets	2.99%	3.37%	3.41%

Reserve for Loan Losses:
At period end	$5,838	$6,613	$5,437

As a % of loans	1.49%	1.73%	1.42%

As a % of nonperforming loans	60.35%	62.61%	48.34%

As a % of nonaccrual loans	98.05%	111.69%	122.26%

Texas ratio*	24.28%	26.66%	27.68%

*	calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	September 30, 2011	December 31, 2010	September 30, 2010

Total loans, at period end	$391,903	$383,086	$382,727

Average loans for the year	385,391	384,347	384,028

	For the Period Ended
	Nine Months Ended September 30, 2011	Twelve Months Ended December 31, 2010	Nine Months Ended September 30, 2010

Net charge-offs during the period	$1,775	$5,112	$4,488

Net charge-offs to average loans	.46%	1.33%	1.17%

Net charge-offs to beginning allowance balance	26.84%	97.84%	85.89%

25.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio. Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.

As of September 30, 2011, the allowance for loan losses represented 1.49% of total loans. At September 30, 2011, the allowance included specific reserves in the amount of $1.992 million, as compared to $2.666 million at December 31, 2010 and $2.389 million at September 30, 2010. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended September 30, 2011	Year Ended December 31, 2010	Nine Months Ended September 30, 2010

Balance at beginning of period	$5,562	$5,804	$5,804
Other real estate transferred from loans due to foreclosure	4,129	5,373	4,604
Other real estate sold	(3,751)	(2,862)	(2,650)
OREO write downs	(550)	(2,703)	(1,948)
Loss on sale of other real estate	(178)	(50)	(52)

Balance at end of period	$5,212	$5,562	$5,758

During the first nine months of 2011, the Corporation received real estate in lieu of loan payments of $4.129 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits of $18.279 million, or 4.73% in the first nine months of 2011. The increase in deposits for the first nine months of 2011 is comprised of a decrease in noncore deposits of $37.950 million and an increase in core deposits of $56.229 million. In 2011, the Corporation continued to strategically emphasize the growth of core deposits. This strategic initiative was supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

26.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30, 2011	% of Total	December 31, 2010	% of Total	September 30, 2010	% of Total

Non-interest-bearing	$53,736	13.27%	$41,264	10.67%	$44,402	10.98%
NOW, money market, checking	157,596	38.91	134,703	34.83	127,828	31.60
Savings	15,618	3.86	17,670	4.57	20,265	5.01
Certificates of Deposit <$100,000	119,893	29.59	96,977	25.07	94,560	23.37

Total core deposits	346,843	85.63	290,614	75.14	287,055	70.96

Certificates of Deposit >$100,000	24,138	5.96	22,698	5.87	22,809	5.64
Brokered CDs	34,077	8.41	73,467	18.99	94,660	23.40

Total non-core deposits	58,215	14.37	96,165	24.86	117,469	29.04

Total deposits	$405,058	100.00%	$386,779	100.00%	$404,524	100.00%

Borrowings

The Corporation also uses FHLB borrowings to provide long-term, stable sources of funds. Current FHLB borrowings total $35.000 million with stated maturities ranging through January 2016. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity increased $1.597 million from December 31, 2010 to September 30, 2011. Contributing to the increase in shareholders’ equity was net income of $1.566 million and a decrease in the market value of securities of $.131 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $1.566 million, or $.46 per share, in the first nine months of 2011, compared to $.934 million or $.27 per share for the first nine months of 2010. Operating results for the first nine months of 2010 included the recognition of a $3.500 million deferred tax benefit related to NOL carry-forwards. This deferred tax benefit was recognized in accordance with GAAP accounting which requires the benefit to be recognized when “it is more likely than not” that the NOL will be utilized within the carry-forward period.

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

Net interest margin on a fully taxable equivalent basis amounted to $4.732 million, 4.18% of average earning assets, in the third quarter of 2011, compared to $4.091 million, 3.72% of average earning assets, in the third quarter of 2010. In the first nine months of 2011, net interest margin increased to $13.104 million, 3.78% of average earning assets, compared to $12.195 million, 3.61% of average earning assets, for the same period in 2010. Margin improvement in 2011 was primarily due to a reduction in funding costs between periods.

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

	Three Months Ended
	Average Balances			Average Rates		Interest		2011-2010
								Income/ Expense Variance	Volume Variance	Rate Variance	Rate/ Volume Variance
	September 30,		Increase/ (Decrease)	September 30,		September 30,
(dollars in thousands)	2011	2010		2011	2010	2011	2010

Loans (1,2,3)	$397,665	$385,268	$12,397	5.97%	5.53%	$5,637	$5,369	$268	$173	$75	$2
Taxable securities	38,102	33,989	4,113	3.20	3.78	304	324	(20)	40	(53)	(7)
Nontaxable securities (2)	858	859	(1)	3.27	5.08	11	11	—	—	(4)	—
Federal funds sold	12,054	12,000	54	.17	.26	5	8	(3)	—	(3)	—
Other interest-earning assets	3,070	4,472	(1,402)	2.74	1.33	21	15	6	(5)	16	(5)

Total earning assets	451,749	436,588	15,161	5.29	5.20	5,978	5,727	251	208	31	(10)

Reserve for loan losses	(6,070)	(6,094)	24
Cash and due from banks	24,525	49,943	(25,418)
Fixed Assets	9,588	9,995	(407)
Other Real Estate	3,945	5,758	(1,813)
Other assets	13,596	16,145	(2,549)

Total assets	$497,333	$512,335	$(15,002)

NOW and money market deposits	$127,630	$105,634	$21,996	.56%	.91%	$177	$241	$(64)	$50	$(95)	$(19)
Interest checking	28,820	20,252	8,568	.82	1.39	59	71	(12)	30	(30)	(12)
Savings deposits	15,734	20,557	(4,823)	.20	.44	8	23	(15)	(6)	(12)	3
CDs <$100,000	117,182	93,265	23,917	1.83	2.05	536	481	55	123	(54)	(14)
CDs >$100,000	23,773	23,376	397	1.62	1.68	96	99	(3)	2	(5)	—
Brokered deposits	37,890	107,774	(69,884)	2.27	1.84	214	499	(285)	(323)	110	(72)
Borrowings	36,045	36,115	(70)	1.74	2.44	156	222	(66)	—	(66)	—

Total interest-bearing liabilities	387,074	406,973	(19,899)	1.29	1.59	1,246	1,636	(390)	(124)	(152)	(114)
Demand deposits	52,928	45,989	6,939
Other liabilities	2,333	2,705	(372)
Shareholders’ equity	54,998	56,668	(1,670)

Total liabilities and shareholders’ equity	$497,333	$512,335	$(15,002)

Rate spread				4.00%	3.61%

Net interest margin/revenue				4.18%	3.72%	$4,732	$4,091	$641	$332	$183	$104

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate
(3)	Interest income on loans includes fees

	Nine Months Ended
	Average Balances			Average Rates		Interest		2011-2010
								Income/ Expense Variance	Volume Variance	Rate Variance	Rate/ Volume Variance
	September 30,		Increase/ (Decrease)	September 30,		September 30,
(dollars in thousands)	2011	2010		2011	2010	2011	2010

Loans (1,2,3)	$385,391	$384,028	$1,363	5.56%	5.55%	$16,097	$15,863	$234	$56	$177	$1
Taxable securities	35,897	35,546	351	3.27	4.05	878	1,077	(199)	11	(209)	(1)
Nontaxable securities (2)	852	849	3	3.30	5.04	32	21	11	—	11	—
Federal funds sold	15,319	26,619	(11,300)	.17	.25	19	50	(31)	(21)	(17)	7
Other interest-earning assets	3,651	4,477	(826)	2.56	1.49	70	50	20	(9)	36	(7)

Total earning assets	441,110	451,519	(10,409)	5.16	5.08	17,096	17,061	35	37	(2)	—

Reserve for loan losses	(6,295)	(5,446)	(849)
Cash and due from banks	27,119	30,714	(3,595)
Fixed Assets	9,655	10,073	(418)
Other Real Estate	4,525	6,346	(1,821)
Other assets	14,179	14,732	(553)

Total assets	$490,293	$507,938	$(17,645)

NOW and money market deposits	$123,856	$96,866	$26,990	.68%	1.00%	$627	$722	$(95)	$202	$(232)	$(65)
Interest checking	26,233	17,880	8,353	.99	1.56	195	209	(14)	98	(76)	(36)
Savings deposits	16,859	19,676	(2,817)	.24	.56	30	83	(53)	(12)	(48)	7
CDs <$100,000	108,105	80,997	27,108	1.85	2.11	1,497	1,277	220	426	(155)	(51)
CDs >$100,000	22,827	27,494	(4,667)	1.68	1.69	286	348	(61)	(59)	(2)	—
Brokered deposits	54,606	130,344	(75,738)	2.22	1.71	905	1,671	(766)	(971)	489	(284)
Borrowings	36,061	36,132	(71)	1.68	2.38	452	642	(190)	(1)	(189)	—

Total interest-bearing liabilities	388,547	409,389	(20,842)	1.37	1.62	3,992	4,952	(959)	(317)	(213)	(429)
Demand deposits	44,994	38,818	6,176
Other liabilities	2,412	3,170	(758)
Shareholders’ equity	54,340	56,561	(2,221)

Total liabilities and shareholders’ equity	$490,293	$507,938	$(17,645)

Rate spread				3.78%	3.46%

Net interest margin/revenue				3.78%	3.61%	$13,104	$12,109	$994	$354	$211	$429

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate
(3)	Interest income on loans includes fees

Throughout 2011 and 2010 there have been no changes to the prime rate. The Corporation, during this period, repriced the majority of its term deposits along with lowering rates on interest bearing transactional deposits. This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis, from 3.61% in the first nine months of 2010 to 3.78% in the first nine months of 2011.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first nine months of 2011, the Corporation determined through this analysis that a provision for loan loss of $1.000 million was required, compared to a $4.700 million provision in the first nine months of 2010. Impacting the loan loss provision for both nine month periods were net loans charged off which totaled $1.775 million in 2011 compared to $4.488 million in 2010. The 2011 nine months charge-offs include $.577 million of loans charged off which were specifically reserved for at 2010 year end.

Other Income

Other income increased by $.883 million for the nine months ended September 30, 2011, compared to the nine months ended September 30, 2010. Revenue due to loans produced and sold in the secondary market, along with the sale of SBA guaranteed loans, amounted to $1.729 million compared to $.897 million a year ago. We expect to continue to benefit from secondary market activity in future periods. Service fees on deposit products, primarily overdraft fees, declined by $.121 million, when comparing the 2011 nine month period to 2010.

During the third quarter of 2011, the Corporation recognized $1.006 million in other income, compared to $.648 million for the third quarter of 2010. The increase between periods was attributed entirely to gains on the sale of SBA and secondary market loans. Service fees on deposit products, primarily overdraft fees, decreased for the third quarter of 2011 by $.084 million to $1.800 million when compared to $.264 million in the third quarter of 2010. In the third quarter of 2011, the Corporation also recognized $.300 million for the initial valuation of mortgage servicing rights. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2011	2010	Dollars	Percentage	2011	2010	Dollars	Percentage

Service fees	$180	$264	$(84)	(31.82)	$616	$737	$(121)	(16.42)
Income from loans sold	478	322	156	48.45	1,863	897	966	107.69
Mortgage servicing rights	300	—	300	100.00	300	—	300	100.00
Other noninterest income	48	63	(15)	(23.81)	152	199	(47)	(23.62)

Subtotal	1,006	649	357	55.01	2,931	1,833	1,098	59.90
Net security gain (loss)	—	(1)	1	(100.00)	—	215	(215)	(100.00)

Total noninterest income	$1,006	$648	$358	55.25	$2,931	$2,048	$883	43.12

Other Expense

Other expenses increased $.811 million for the nine months ended September 30, 2011, compared to the same period in 2010. Salaries and employee benefits increased between periods, largely reflective of annual salary increases along with increased incentive pay related to compensation plans in place for 2011 that incent employees for core deposit growth. The most significant decline in other expense was in the loan and deposit expense category from costs associated with nonperforming assets. During the first nine months of 2011, the Corporation recorded $.728 million in total write-downs of OREO properties compared to $2.000 million for the nine month period in 2010. Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.

29.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

The following table details other expense for the three and nine months ended September 30, 2011 and September 30, 2010 (dollars in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2011	2010	Dollars	Percentage	2011	2010	Dollars	Percentage
Salaries and employee benefits	$1,811	$1,779	$32	1.80%	$5,441	$5,281	$160	3.03%
Occupancy	334	358	(24)	(6.70)	1,048	1,048	—	—
Furniture and equipment	197	202	(5)	(2.48)	612	593	19	3.20
Data processing	177	193	(16)	(8.29)	532	587	(55)	(9.37)
Professional service fees	165	168	(3)	(1.79)	550	502	48	9.56
Loan and deposit:	288	139	149	107.19	719	665	54	8.12
OREO writedowns and (gains) losses on sale	296	80	216	270.00	728	2,000	(1,272)	(63.60)
FDIC insurance premiums	215	222	(7)	(3.15)	755	665	90	13.53
Telephone	51	53	(2)	(3.77)	160	145	15	10.34
Advertising	93	77	16	20.78	292	220	72	32.73
Other	333	330	3	0.91	912	854	58	6.79

Total noninterest expense	$3,960	$3,601	$359	9.97%	$11,749	$12,560	$(811)	(6.46)%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recorded a federal income tax provision of $1.071 million for the first nine months of 2011 compared to a tax benefit of $4.593 million for the same period in 2010. In 2010, federal tax represents the benefit related to the operating loss for the nine month period and an adjustment of $3.500 to the valuation adjustment related to a recognition of deferred tax benefits of NOL and tax credit carryforwards.

Deferred Tax Benefit

In the first nine months of 2010, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, a portion, $3.500 million of the remaining deferred tax benefit was recognized. This $3.500 million deferred tax benefit, along with taxes on current net operating results, income before taxes resulted in a total net benefit in the first nine months of $4.593 million.

As of September 30, 2011, the Corporation had an NOL carryforward of approximately $27.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $18.0 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax assets will not be realized. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.

In the first nine months of 2011, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, no adjustment to the valuation allowance was deemed necessary.

30.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Subsequent to September 30, 2011, in deference to the loss recorded in the 2011 third quarter, an analysis of the deferred tax asset was performed in order to determine if there was any impairment relative to ultimate utilization during the carryforward period. As a part of this analysis, management reviewed projected levels of taxable income and assessed the probability of attaining these projected levels. Based upon this analysis, it was determined that there was no additional impairment of this deferred tax asset.

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

Current balance sheet liquidity consists of $30.122 million in cash and due from balances, $12.000 million in federal funds sold and $26.031 million of unpledged investment securities. The Corporation has experienced significant deposit inflows during the first nine months of 2011. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.

Late in 2010 and early in 2011, the $35.000 million of FHLB borrowings matured. These borrowings were refinanced with the FHLB and now carry a weighted average maturity of three years and a weighted average rate of 1.75%.

During the first nine months of 2011, the Corporation decreased cash and cash equivalents by $7.403 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used by investing activities, with net cash used for investment securities of $3.639 million and net cash used for loans of $14.855 million. Offsetting the decreases for investing activities were sources from financing activities, with a net increase in deposits of $18.279 million. The increase in deposits was composed of a decrease in brokered deposits of $39.390 million combined with an increase in bank deposits of $57.669 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At September 30, 2011, the Bank’s core deposits in relation to total funding were 85.6% compared to 71.0% at September 30, 2010. These ratios indicated at September 30, 2011, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of September 30, 2011, the Bank had $25.875 million of unsecured lines available and another $2.5 million available if secured. The bank believes that its liquidity position remains

31.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s plan includes strategies to increase core deposits in the Corporation’s local markets. New deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits. The Corporation’s operating plan for 2011 called for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of September 30, 2011, the Corporation and Bank were well capitalized. During the first nine months of 2011, total capitalization increased by $1.595 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30, 2011	December 31, 2010	September 30, 2010

Capital Structure
Shareholders’ equity	$55,477	$53,882	$55,987

Total capitalization	$55,477	$53,882	$55,987

Tangible capital	$55,477	$53,882	$55,987

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	—	—	—

Total intangibles	$—	$—	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$55,477	$53,882	$55,987
Net unrealized (gains) on available for sale securities	(481)	(612)	(681)
Less: disallowed deferred tax asset	(7,400)	(9,028)	(9,000)
Less: intangibles	—	—	—

Total Tier 1 capital	$47,596	$44,242	$46,306

Tier 2 Capital:
Allowable reserve for loan losses	$5,114	$4,890	$4,941
Qualifying long-term debt	—	—	—

Total Tier 2 capital	5,114	4,890	4,941

Total capital	$52,710	$49,132	$51,247

Risk-adjusted assets	$408,400	$389,468	$394,780

Capital ratios:
Tier 1 Capital to average assets	9.73%	9.25%	9.22%
Tier 1 Capital to risk weighted assets	11.65%	11.36%	11.73%
Total Capital to risk weighted assets	12.97%	12.62%	12.98%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements. Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’ Equity to Quarter-end Assets	Tangible Equity to Quarter-end Assets	Tier 1 Capital to Average Assets	Tier 1 Capital to Risk-Weighted Assets	Total Capital to Risk-Weighted Assets

Regulatory minimum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2011	11.17%	11.17%	9.73%	11.65%	12.97%
September 30, 2010	11.22%	11.22%	9.22%	11.73%	12.98%

The Bank:
September 30, 2011	10.46%	10.46%	8.79%	10.56%	11.81%
September 30, 2010	10.16%	10.16%	8.10%	10.30%	11.55%

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

The Corporation has established interest rate floors on approximately $180 million, or 63% of its variable rate commercial loans. These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods. Approximately $76 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with substantially all of the remaining balances repricing in the next 100 basis point prime rate increase.

The Corporation also has $37.022 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

The Corporation has $227.0 million of transactional accounts, of which $53.7 million consists of non-interest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at September 30, 2011 (dollars in thousands):

	1-90 Days	91 - 365 Days	>1-5 Years	Over 5 Years	Total

Interest-earning assets:
Loans	$279,376	$7,059	$29,144	$76,324	$391,903
Securities	5,329	5,103	22,137	4,453	37,022
Other (1)	12,010	—	—	3,060	15,070

Total interest-earning assets	296,715	12,162	51,281	83,837	443,995

Interest-bearing obligations:
NOW, money market, savings, interest checking	173,214	—	—	—	173,214
Time deposits	17,057	53,431	73,280	263	144,031
Brokered CDs	27,686	—	6,391	—	34,077
Borrowings	5,000	—	30,000	997	35,997

Total interest-bearing obligations	222,957	53,431	109,671	1,260	387,319

Gap	$73,758	$(41,269)	$(58,390)	$82,577	$56,676

Cumulative gap	$73,758	$32,489	$(25,901)	$56,676

(1)	Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2011, the Corporation had a cumulative asset sensitivity gap position of $32.489 million within the one-year time frame. The Corporation’s cumulative asset sensitive gap suggests that if market interest rates decline in the next twelve months, the Corporation would have a decrease in net interest income versus experiencing increased net interest income if rates were to increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2010, the Corporation had a cumulative liability sensitivity gap position of $1.258 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of the FHLB advances that were refinanced in late 2010 and early 2011 to fixed rate advances. These borrowings now have a weighted average maturity of 3.0 years with a weighted average rate of 1.75%.

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

35.

MACKINAC FINANCIAL CORPORATION

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective at the reasonable assurance levels as of September 30, 2011.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2011		By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)

38.