Form 10-Q
period 2012-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2012-05-15
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

As of April 30, 2012, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31, 2012	December 31, 2011	March 31, 2011
	(Unaudited)		(Unaudited)
ASSETS
Cash and due from banks	$16,912	$20,071	$41,715
Federal funds sold	14,000	13,999	12,000

Cash and cash equivalents	30,912	34,070	53,715
Interest-bearing deposits in other financial institutions	10	10	734
Securities available for sale	36,788	38,727	37,543
Federal Home Loan Bank stock	3,060	3,060	3,423
Loans:
Commercial	318,810	311,215	287,760
Mortgage	81,953	83,106	81,404
Consumer	13,639	6,925	5,445

Total Loans	414,402	401,246	374,609
Allowance for loan losses	(5,382)	(5,251)	(6,184)

Net loans	409,020	395,995	368,425
Premises and equipment	9,774	9,627	9,715
Other real estate held for sale	3,494	3,162	5,081
Deferred tax asset	7,958	8,427	8,773
Other assets	5,480	5,233	5,381

TOTAL ASSETS	$506,496	$498,311	$492,790

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$52,470	$51,273	$39,269
NOW, money market, interest checking	151,614	152,563	154,420
Savings	13,601	14,203	17,691
CDs<$100,000	137,501	130,685	104,258
CDs>$100,000	24,066	23,229	21,803
Brokered	32,836	32,836	63,342

Total deposits	412,088	404,789	400,783
Borrowings:
Federal Home Loan Bank	35,000	35,000	35,000
Other	997	997	1,069

Total borrowings	35,997	35,997	36,069
Other liabilities	2,316	2,262	1,841

Total liabilities	450,401	443,048	438,693

SHAREHOLDERS’ EQUITY:
Preferred stock—No par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	10,976	10,921	10,757
Common stock and additional paid in capital—No par value
Authorized—18,000,000 shares
Issued and outstanding—3,419,736 shares	43,525	43,525	43,525
Retained earnings (deficit)	990	492	(705)
Accumulated other comprehensive income	604	325	520

Total shareholders’ equity	56,095	55,263	54,097

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$506,496	$498,311	$492,790

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended March 31,
	2012	2011
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,580	$5,136
Tax-exempt	32	42
Interest on securities:
Taxable	264	282
Tax-exempt	7	7
Other interest income	25	33

Total interest income	5,908	5,500

INTEREST EXPENSE:
Deposits	983	1,219
Borrowings	162	140

Total interest expense	1,145	1,359

Net interest income	4,763	4,141
Provision for loan losses	495	—

Net interest income after provision for loan losses	4,268	4,141

OTHER INCOME:
Deposit service fees	194	217
Income from secondary market loans sold	298	78
SBA/USDA loan sale gains	—	236
Mortgage servicing income	85	—
Other	29	46

Total other income	606	577

OTHER EXPENSE:
Salaries and employee benefits	1,975	1,824
Occupancy	345	365
Furniture and equipment	228	194
Data processing	228	176
Professional service fees	180	153
Loan and deposit	141	179
Writedowns and losses on other real estate held for sale	11	467
FDIC insurance assessment	159	285
Telephone	55	51
Advertising	98	88
Other	414	277

Total other expenses	3,834	4,059

Income before provision for income taxes	1,040	659
Provision for income taxes	349	214

NET INCOME	691	445

Preferred dividend and accretion of discount	193	189

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$498	$256

INCOME PER COMMON SHARE:
Basic	$.15	$.07

Diluted	$.14	$.07

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Net income	$691	$445
Net change in net unrealied gains and losses on securities available for sale:
Unrealized gains (losses) arising during the period	423	(139)
Less: reclassification adjustment for gains included in net income	—	—

Net securities gain (loss) during the period	423	(139)
Tax effect	(144)	47

Net of tax	279	(92)

Comprehensive income	$970	$353

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2012			2011
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity
Balance, beginning of period	$10,921	$44,342	$55,263	$10,706	$43,176	$53,882
Net income for period	—	691	691	—	445	445
Net unrealized gain (loss) on securities available for sale	—	279	279	—	(92)	(92)

Total comprehensive income (loss)	—	970	970	—	353	353
Dividend on preferred stock	—	(138)	(138)	—	(138)	(138)
Stock option compensation	—	—	—	—	—	—
Accretion of preferred stock discount	55	(55)	—	51	(51)	—
Rounding	—		—			—

Balance, end of period	$10,976	$45,119	$56,095	$10,757	$43,340	$54,097

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash Flows from Operating Activities:
Net income	$691	$445
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	395	398
Provision for loan losses	495	—
Provision for income taxes	349	214
(Gain) loss on sale of secondary market loans	(198)	(42)
Origination of secondary market loans held for sale	(14,526)	(4,926)
Proceeds from secondary market loans held for sale	14,788	5,005
(Gain) loss on sale of premises, equipment, and other real estate held for sale	11	15
Writedown of other real estate held for sale	—	452
Change in other assets	(302)	(86)
Change in other liabilities	54	(125)

Net cash provided by operating activities	1,757	1,350

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(13,967)	7,213
Net increase in interest-bearing deposits in other financial institutions	—	(21)
Purchase of securities available for sale	(1,107)	(8,088)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	3,395	4,194
Capital expenditures	(413)	(330)
Proceeds from sale of premises, equipment, and other real estate	16	812

Net cash provided by (used in) investing activities	(12,076)	3,780

Cash Flows from Financing Activities:
Net increase in deposits	7,299	14,004
Dividend on preferred stock	(138)	(138)

Net cash provided by financing activities	7,161	13,866

Net increase (decrease) in cash and cash equivalents	(3,158)	18,996
Cash and cash equivalents at beginning of period	34,070	34,719

Cash and cash equivalents at end of period	$30,912	$53,715

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,145	$1,315
Income taxes	25	25

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	359	798

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates. Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, and the valuation of deferred tax assets, mortgage servicing rights and other real estate held for sale.

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued ASU No. 2011-04 “Fair Value Measurement (Topic 820)—Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs.” ASU 2011-04 changes the wording used to describe many of the requirements in GAAP for measuring fair value and for disclosing information about fair value measurements. Consequently, the amendments in this update result in common fair value measurement and disclosure requirements in GAAP and International Financial Reporting Standards. ASU 2011-04 is effective prospectively during interim and annual periods beginning on or after December 15, 2011. The Company has assessed the impact of ASU 2011-04 on its fair value disclosures and found no material impact on its fair value disclosures.

In May 2011, the FASB issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements. The ASU is intended to improve financial reporting of repurchase agreements (“repos”) and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity. The amendments to the Codification in this ASU are intended to improve the accounting for these transactions by removing them from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets. The guidance in the ASU is effective for the first interim or annual period beginning on or after December 15, 2011. The provisions of this guidance did not have a significant impact on the Corporation’s consolidated financial condition, results of operation or liquidity.

In June 2011, the FASB issued ASU No. 2011-05 “Comprehensive Income (Topic 220)—Presentation of Comprehensive Income.” ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. Retrospective application of the standard is required. In December 2011, the FASB issued Accounting Standards Update (ASU) No. 2011-12: “Comprehensive Income (Topic 220)—Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income” in ASU No. 2011-05, to defer the effective date for the part of ASU No. 2011-05 that would require adjustments of items out of accumulated other income to be presented on the components of both net income and other comprehensive income in financial statements. The Company has included the consolidated statements of comprehensive income beginning this interim period. There was no impact on the consolidated statements of operations or balance sheets based on the adoption of this standard.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2012 and 2011 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2012	2011
(Numerator):
Net income	$691	$445
Preferred stock dividends and accretion of discount	193	189

Net income available to common shareholders	$498	$256

(Denominator):
Weighted average shares outstanding—basic	3,419,736	3,419,736
Dilutive effect of stock options	—	—
Dilutive effect of common stock warrants	105,217	90,074
Weighted average shares outstanding—diluted	3,524,953	3,509,810
Income per common share:
Basic	$.15	$.07
Diluted	$.14	$.07

4. INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2012, December 31, 2011 and March 31, 2011 are as follows (dollars in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
March 31, 2012

US Agencies—MBS	$10,664	$360	$—	$11,024
US Agencies	10,373	156	—	10,529
Corporate Bonds	9,371	87	(3)	9,455
Obligations of states and political subdivisions	5,464	318	(2)	5,780

Total securities available for sale	$35,872	$921	$(5)	$36,788

December 31, 2011

US Agencies—MBS	$14,065	$387	$(34)	$14,418
US Agencies	10,407	168	—	10,575
Corporate Bonds	8,314	—	(136)	8,178
Obligations of states and political subdivisions	5,448	110	(2)	5,556

Total securities available for sale	$38,234	$665	$(172)	$38,727

March 31, 2011

US Agencies—MBS	$22,528	$739	$—	$23,267
US Agencies	7,742	11	—	7,753
Corporate Bonds	5,338	2	—	5,340
Obligations of states and political subdivisions	1,146	41	(4)	1,183

Total securities available for sale	$36,754	$793	$(4)	$37,543

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $11.799 million and $12.208 million, respectively, at March 31, 2012.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Commercial real estate	$203,676	$199,201	$200,649
Commercial, financial, and agricultural	93,018	92,269	63,673
One to four family residential real estate	81,953	77,332	75,663
Construction :
Consumer	5,115	5,774	5,741
Commerical	22,116	19,745	23,438
Consumer	8,524	6,925	5,445

Total loans	$414,402	$401,246	$374,609

An analysis of the allowance for loan losses for the three months ended March 31, 2012, the year ended December 31, 2011, and the three months ended March 31, 2011 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Balance at beginning of period	$5,251	$6,613	$6,613
Recoveries on loans previously charged off	32	138	9
Loans charged off	(396)	(3,800)	(438)
Provision	495	2,300	—

Balance at end of period	$5,382	$5,251	$6,184

In the first quarter of 2012, net charge off activity was $.364 million, or .09% of average loans outstanding compared to net charge-offs of $.429 million, or .11% of average loans, in the same period in 2011. In the first quarter of 2011, the Corporation recorded no provision for loan loss compared to $.495 million in the first quarter of 2012. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2012 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251
Charge-offs	(173)	(20)	—	(190)	(5)	(8)	—	(396)
Recoveries	8	18	—	1	—	5	—	32
Provision	127	49	23	158	5	3	130	495

Ending balance ALLR	$2,785	$1,126	$230	$1,083	$—	$—	$158	$5,382

Loans:
Ending balance	$203,676	$94,156	$22,116	$81,953	$5,115	$7,386	$—	$414,402
Ending balance ALLR	(2,785)	(1,126)	(230)	(1,083)	—	—	(158)	(5,382)

Net loans	$200,891	$93,030	$21,886	$80,870	$5,115	$7,386	$(158)	$409,020

Ending balance ALLR:
Individually evaluated	969	374	13	28	—	—	—	1,384
Collectively evaluated	1,816	752	217	1,055	—	—	158	3,998

Total	$2,785	$1,126	$230	$1,083	$—	$—	$158	$5,382

Ending balance Loans:
Individually evaluated	$22,804	$12,886	$—	$859	$1,172	$—	$—	$37,721
Collectively evaluated	180,872	80,132	22,116	81,094	3,943	8,524	—	376,681

Total	$203,676	$93,018	$22,116	$81,953	$5,115	$8,524	$—	$414,402

Impaired loans, by definition, are individually evaluated.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	6,613
Charge-offs	(2,267)	(579)	(412)	(490)	—	(52)	—	(3,800)
Recoveries	32	21	75	1	—	9	—	138
Provision	1,598	619	155	(19)	—	43	(96)	2,300
Unallocated assignment	—	—	—	—	—	—	—	—

Ending balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251

Loans:
Ending balance	$199,201	$92,269	$19,745	$77,332	$5,774	$6,925	$—	$401,246
Ending balance ALLR	(2,823)	(1,079)	(207)	(1,114)	—	—	(28)	(5,251)

Net loans	$196,378	$91,190	$19,538	$76,218	$5,774	$6,925	$(28)	$395,995

Ending balance ALLR:
Individually evaluated	926	160	—	114	—	—	—	1,200
Collectively evaluated	1,897	919	207	1,000	—	—	28	4,051

Total	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251

Ending balance Loans:
Individually evaluated	$13,628	$1,707	$—	$1,930	$—	$—	$—	$17,265
Collectively evaluated	185,573	90,562	19,745	75,402	5,774	6,925	—	383,981

Total	$199,201	$92,269	$19,745	$77,332	$5,774	$6,925	$—	$401,246

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(215)	(25)	—	(190)	—	(8)	—	(438)
Recoveries	3	1	—	—	—	5	—	9
Provision	(242)	(13)	(128)	356	—	3	24	—
Unallocated assignment	—	—	—	—	—	—	—	—

Ending balance ALLR	$3,006	$981	$261	$1,788	$—	$—	$148	$6,184

Loans:
Ending balance	$200,649	$63,673	$23,438	$75,663	$5,741	$5,445	$—	$374,609
Ending balance ALLR	(3,006)	(981)	(261)	(1,788)	—	—	(148)	(6,184)

Net loans	$197,643	$62,692	$23,177	$73,875	$5,741	$5,445	$(148)	$368,425

Ending balance ALLR:
Individually evaluated	$1,144	$361	$39	$845	$—	$—	$—	$2,389
Collectively evaluated	1,862	620	222	943	—	—	148	3,795

Total	$3,006	$981	$261	$1,788	$—	$—	$148	$6,184

Ending balance Loans:
Individually evaluated	$17,568	$2,604	$2,409	$4,951	$—	$—	$—	$27,532
Collectively evaluated	183,081	61,069	21,029	70,712	5,741	5,445	—	347,077

Total	$200,649	$63,673	$23,438	$75,663	$5,741	$5,445	$—	$374,609

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

Commercial construction loans in the amount of $3.503 million, $3.694 million and $3.536 million for the periods ended March 31, 2012, December 31, 2011 and March 31, 2011, respectively did not receive a specific risk rating. These amounts represent loans made for land development and unimproved land purchases. Below is a breakdown of loans by risk category as of March 31, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total
Commercial real estate	$3,906	$16,755	$50,487	$109,881	$16,533	$5,282	$832	$—	$203,676
Commercial, financial and agricultural	4,691	8,697	19,205	44,845	12,289	3,291	—	—	93,018
Commercial construction	207	690	6,353	10,180	767	416	—	3,503	22,116
One to four family residential real estate	—	2,000	3,731	6,705	—	993	—	68,524	81,953
Consumer construction	—	—	—	—	—	—	—	5,115	5,115
Consumer	—	—	97	657	—	—	—	7,770	8,524

Total loans	$8,804	$28,142	$79,873	$172,268	$29,589	$9,982	$832	$84,912	$414,402

Below is a breakdown of loans by risk category as of December 31, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total
Commercial real estate	$3,083	$16,946	$47,154	$118,259	$5,198	$7,642	$919	$—	$199,201
Commercial, financial and agricultural	4,416	7,875	17,738	60,498	201	1,541	—	—	92,269
Commercial construction	209	552	4,542	10,415	313	20	—	3,694	19,745
One-to-four family residential real estate	—	—	3,359	5,910	2,023	—	—	66,040	77,332
Consumer construction	—	—	—	—	—	—	—	5,774	5,774
Consumer	—	—	105	599	—	—	—	6,221	6,925

Total loans	$7,708	$25,373	$72,898	$195,681	$7,735	$9,203	$919	$81,729	$401,246

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS (Continued)

Below is a breakdown of loans by risk category as of March 31, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total
Commercial real estate	$6,418	$16,899	$42,970	$116,110	$6,490	$9,049	$2,582	$131	$200,649
Commercial, financial and agricultural	3,373	3,722	15,524	37,455	230	2,534	—	835	63,673
Commercial construction	186	563	5,000	11,400	2,237	516	—	3,536	23,438
One to four family residential real estate	33	3,584	3,118	4,256	1,454	3,786	—	59,432	75,663
Consumer construction	—	—	—	—	—	—	—	5,741	5,741
Consumer	—	—	92	475	—	—	—	4,878	5,445

Total loans	$10,010	$24,768	$66,704	$169,696	$10,411	$15,885	$2,582	$74,553	$374,609

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal. The interest income recorded during impairment and that which would have been recognized were $.020 million and $.062 million for the three months ended March 31, 2012. For the three months ended March 31, 2011, the amounts were $.057 million and $.127 million.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Nonaccrual Basis	Accrual Basis	Average Investment	Related Valuation Reserve	Interest Income Recognized During Impairment	Interest Income on Accrual Basis
March 31, 2012

With no valuation reserve:
Commercial real estate	$1,861	$—	$1,038	$—	$—	$14
Commercial, financial and agricultural	1,397	—	13	—	—	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	854	—	1,117	—	—	15
Consumer construction	15	—	19	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$93	$2,400	$3,585	$671	$20	$14
Commercial, financial and agricultural	229	—	1,358	229	—	19
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	8	—	8	8	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$1,954	$2,400	$4,623	$671	$20	$28
Commercial, financial and agricultural	1,626	—	1,371	229	—	19
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	862	—	1,125	8	—	15
Consumer construction	15	—	19	—	—	—
Consumer	—	—	—	—	—	—

Total	$4,457	$2,400	$7,138	$908	$20	$62

December 31, 2011

With no valuation reserve:
Commercial real estate	$1,313	$—	$2,519	$—	$66	$116
Commercial, financial and agricultural	16	—	542	—	29	35
Commercial construction	—	—	176	—	—	11
One to four family residential real estate	608	—	1,727	—	—	99
Consumer construction	—	—	4	—	—	—
Consumer	—	—	2	—	—	—

With a valuation reserve:
Commercial real estate	$1,049	$2,400	$807	$700	$20	$31
Commercial, financial and agricultural	1,095	—	282	173	—	14
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,389	103	1,121	150	3	56
Consumer construction	20	—	9	4	—	1
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$2,362	$2,400	$3,326	$700	$86	$147
Commercial, financial and agricultural	1,111	—	824	173	29	49
Commercial construction	—	—	176	—	—	11
One to four family residential real estate	1,997	103	2,848	150	3	155
Consumer construction	20	—	13	4	—	1
Consumer	—	—	2	—	—	—

Total	$5,490	$2,503	$7,189	$1,027	$118	$363

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS (Continued)

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2011

With no valuation reserve:
Commercial real estate	$876	$—	$5,602	$—	$24	$30
Commercial, financial and agricultural	52	—	63	—	—	1
Commercial construction	458	—	458	—	—	8
One to four family residential real estate	942	105	785	—	—	11
Consumer construction	—	—	13	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,181	$—	$1,156	$770	$33	$22
Commercial, financial and agricultural	1,069	—	971	332	—	20
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	3,281	—	1,633	753	—	35
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$4,057	$—	$6,758	$770	$57	$52
Commercial, financial and agricultural	1,121	—	1,034	332	—	21
Commercial construction	458	—	458	—	—	8
One to four family residential real estate	4,223	105	2,418	753	—	46
Consumer construction	—	—	13	—	—	—
Consumer	—	—	—	—	—	—

Total	$9,859	$105	$10,681	$1,855	$57	$127

A summary of past due loans at March 31, 2012, December 31, 2011 and March 31, 2011 is as follows (dollars in thousands):

	March 31,			December 31,			March 31,
	2012			2011			2011
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total
Commercial real estate	$784	$1,954	$2,738	$15	$2,362	$2,377	$649	$4,057	$4,706
Commercial, financial and agricultural	20	1,626	1,646	137	1,111	1,248	1,137	1,121	2,258
Commercial construction	706	—	706	—	20	20	58	458	516
One to four family residential real estate	124	862	986	188	1,997	2,185	600	4,223	4,823
Consumer construction	—	15	15	—	—	—	—	—	—
Consumer	16	—	16	14	—	14	2	—	2

Total past due loans	$1,650	$4,457	$6,107	$354	$5,490	$5,844	$2,446	$9,859	$12,305

A roll-forward of nonaccrual activity for the first three months ended March 31, 2012 (dollars in thousands):

	For the Three Months Ended March 31, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total
NONACCRUAL

Beginning balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

Principal payments	(366)	(31)	—	(1,048)	(5)	—	(1,450)
Charge-offs	(46)	—	—	(187)	—	—	(233)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(327)	—	—	(33)	—	—	(360)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	310	559	—	132	—	—	1,001
Other	21	(13)	—	1	—	—	9

Ending balance	$1,954	$1,626	$—	$862	$15	$—	$4,457

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS (Continued)

A roll-forward of nonaccrual activity during the year ended December 31, 2011 (dollars in thousands):

	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer Construction	Consumer	Total
NONACCRUAL

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(1,458)	(767)	(14)	(47)	—	—	(2,286)
Charge-offs	(1,950)	(557)	(62)	(601)	—	(27)	(3,197)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(1,203)	(262)	(382)	(1,948)	(53)	—	(3,848)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	4,301	1,938	—	3,273	20	27	9,559
Other	42	(1)	—	191	1	—	233

Ending balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

A roll-forward of nonaccrual activity for the first three months ended March 31, 2011 (dollars in thousands):

	For the Three Months Ended March 31, 2011
	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer Construction	Consumer	Total
NONACCRUAL

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(458)	(5)	—	(15)	—	—	(478)
Charge-offs	(203)	(25)	—	(28)	—	—	(256)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(643)	—	—	(101)	(53)	—	(797)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	2,724	389	—	3,237	—	—	6,350
Other	7	2	—	1	1	—	11

Ending balance	$4,057	$1,121	$458	$4,223	$—	$—	$9,859

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

The Corporation has, in accordance with generally accepted accounting principles and per recently enacted accounting standard updates, evaluated all loan modifications to determine the fair value impact of the underlying asset. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral.

The Corporation, at March 31, 2012, had loans totaling $2.400 million for which repayment terms were modified to the extent that they were deemed to be “restructured” loans. The $2.400 million is comprised of 1 loan. This loan was modified to allow the suspension of principal payments for “over a 12-month period”. This suspension of

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.	LOANS (Continued)

principal payments on this loan with a 30-year amortization does not result in a significant change to the net present value of total principal and interest payments over the term of the note. This loan is deemed collateral dependent, and as such an evaluation of the underlying collateral and ability for repayment based upon cash flows was done. This evaluation resulted in an estimate of expected loss of principal. As of March 31, 2012, the Corporation established a $.671 million specific reserve on this loan.

A summary of troubled debt restructurings is as follows (dollars in thousands):

	March 31, 2012		December 31, 2011		March 31, 2011
	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment	Number of Modifications	Recorded Investment
Commercial real estate	1	$2,400	1	$2,400	—	$—
Commercial, financial and agricultural	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	—	—	1	103	1	105
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	1	$2,400	2	$2,503	1	$105

A roll-forward of troubled debt restructuring during the period ended March 31, 2012 (dollars in thousands):

	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer and Consumer Construction	Total
ACCRUING

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to performing status	—	—	—	(103)	—	(103)
Transfers to nonaccrual	—	—	—	—	—	—

Ending balance	$2,400	$—	$—	$—	$—	$2,400

A roll-forward of troubled debt restructuring during the year ended December 31, 2011 (dollars in thousands):

	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer and Consumer Construction	Total
ACCRUING

Beginning balance	$4,537	$—	$—	$105	$—	$4,642

Principal payments	—	—	—	(2)	—	(2)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	2,400	—	—	—	—	2,400
Transfers to performing	(582)	—	—	—	—	(582)
Transfers to nonaccrual	(3,955)	—	—	—	—	(3,955)

Ending balance	$2,400	$—	$—	$103	$—	$2,503

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5. LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended March 31, 2011 (dollars in thousands):

	Commercial Real Estate	Commercial, Financial and Agricultural	Commercial Construction	One to four family residential real estate	Consumer and Consumer Construction	Total
ACCRUING

Beginning balance	$4,537	$—	$—	$105	$—	$4,642

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to performing	(582)	—	—	—	—	(582)
Transfers to nonaccrual	(3,955)	—	—	—	—	(3,955)

Ending balance	$—	$—	$—	$105	$—	$105

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Loans outstanding, beginning of period	$8,827	$9,532	$9,532
New loans	770	933	705
Net activity on revolving lines of credit	(31)	69	124
Repayment	(200)	(1,707)	(1,216)

Loans outstanding, end of period	$9,366	$8,827	$9,145

There were no loans to related parties classified substandard as of March 31, 2012, December 31, 2011 or March 31, 2011. In addition to the outstanding balances above, there were unfunded commitments of $.316 million to related parties at March 31, 2012.

6.	MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. As of March 31, 2012, the Corporation had obligations to service approximately $58 million of residential first mortgage loans. The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans. The fair value of the capitalized servicing rights approximates the carrying value. The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 15.90 and a discount rate of 7.50% for March 31, 2012.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	March 31, 2012	December 31, 2011
Balance at beginning of period	$400	$—
Additions from loans sold with servicing retained	70	415
Changes in valuation	—	—
Loan payments and payoffs	(20)	(15)

Fair value of MSRs at end of period	$450	$400

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Sidehead (Continued)

7.	BORROWINGS

Borrowings consist of the following at March 31, 2012, December 31, 2011 and March 31, 2011 (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Federal Home Loan Bank fixed rate advances at March 31, 2012 with a weighted average rate of 1.82% maturing in 2013, 2014 and 2016	$35,000	$35,000	$35,000
USDA Rural Development, fixed-rate note payable, maturing
August 24, 2024, interest payable at 1%	997	997	1,069

	$35,997	$35,997	$36,069

The Federal Home Loan Bank borrowings are collateralized at March 31, 2012 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $43.641 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $11.959 million and $11.547 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2012.

The USDA Rural Development borrowing is collateralized by loans totaling $.158 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.997 million, and guaranteed by the Corporation.

8.	STOCK OPTION PLANS

A summary of stock option transactions for the three months ended March 31, 2012 and 2011, and the year ended December 31, 2011, is as follows:

	March 31,	December 31,	March 31,
	2012	2011	2011
Outstanding shares at beginning of year	392,152	394,072	394,072
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(1,920)	—

Outstanding shares at end of period	392,152	392,152	394,072

Exercisable shares at end of period	148,861	148,861	150,781

Weighted average exercise price per share at end of period	$10.27	$10.27	$10.98

Shares available for grant at end of period	—	—	—

There were no options granted in the first three months of 2012 and 2011.

Following is a summary of the options outstanding and exercisable at March 31, 2012:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years
$9.16	5,000	2,000	3,000	3.71
$9.75	257,152	120,861	136,291	2.63
$10.65	50,000	10,000	40,000	4.71
$11.50	40,000	8,000	32,000	3.46
$12.00	40,000	8,000	32,000	3.21

	392,152	148,861	243,291	3.05

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.	INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. The Corporation, as of March 31, 2012 had a net operating loss and tax credit carryforwards for tax purposes of approximately $26.0 million, and $2.1 million, respectively. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL, approximately $15.6 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized deferred taxes of approximately $.349 million and $.214 million for the quarter ended March 31, 2012 and 2011, respectively. The valuation allowance at March 31, 2012 was $6.010 million. Management evaluated the deferred tax valuation allowance as of March 31, 2012 and determined that no adjustment to the valuation was warranted. The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

10.	FAIR VALUE MEASUREMENTS

Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments:

Cash, cash equivalents, and interest-bearing deposits—The carrying values approximate the fair values for these assets.

Securities—Fair values are based on quoted market prices where available. If a quoted market price is not available, fair value is estimated using quoted market prices for similar securities and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Federal Home Loan Bank stock – Federal Home Loan Bank stock is carried at cost, which is its redeemable value and approximates its fair value, since the market for this stock is limited.

Loans—Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan.

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

Deposits—The fair value of deposits with no stated maturity, such as noninterest-bearing demand deposits and savings, is equal to the amount payable on demand at the reporting date. The fair value of time deposits is based on the discounted value of contractual cash flows applying interest rates currently being offered on similar time deposits.

Borrowings—Rates currently available for debt with similar terms and remaining maturities are used to estimate the fair value of existing debt. The fair value of borrowed funds due on demand is the amount payable at the reporting date.

Accrued interest—The carrying amount of accrued interest approximates fair value.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

Off-balance-sheet instruments—The fair value of commitments is estimated using the fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements, the current interest rates, and the present creditworthiness of the counterparties. Since the differences in the current fees and those reflected to the off-balance-sheet instruments at year-end are immaterial, no amounts for fair value are presented.

The following table presents information for financial instruments at March 31, 2012, December 31, 2011 and March 31, 2011(dollars in thousands):

		March 31, 2012		December 31, 2011		March 31, 2011
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$30,912	$30,912	$34,070	$34,070	$53,715	$53,715
Interest-bearing deposits	Level 2	10	10	10	10	734	734
Securities available for sale	Level 2	36,788	36,788	38,727	38,727	37,543	37,543
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,423	3,423
Net loans	Level 2	409,020	406,919	395,995	394,463	368,425	368,436
Accrued interest receivable	Level 2	1,425	1,425	1,261	1,261	1,401	1,401

Total financial assets		$481,215	$479,114	$473,123	$471,591	$465,241	$465,252

Financial liabilities:
Deposits	Level 2	$412,088	$412,119	$404,789	$404,821	$400,783	$402,311
Borrowings	Level 2	35,996	35,648	35,997	35,634	36,069	35,658
Accrued interest payable	Level 2	234	234	202	202	276	276

Total financial liabilties		$448,318	$448,001	$440,988	$440,657	$437,128	$438,245

Limitations—Fair value estimates are made at a specific point in time based on relevant market information and information about the financial instrument. These estimates do not reflect any premium or discount that could result from offering for sale at one time the Corporation’s entire holdings of a particular financial instrument. Because no market exists for a significant portion of the Corporation’s financial instruments, fair value estimates are based on judgments regarding future expected loss experience, current economic conditions, risk characteristics of various financial instruments, and other factors. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates. Fair value estimates are based on existing on-and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the value of assets and liabilities that are not considered financial instruments. Significant assets and liabilities that are not considered financial assets or liabilities include premises and equipment, other assets, and other liabilities. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2011, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2012 and March 31, 2011 were based on level 2 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. FAIR VALUE MEASUREMENTS (Continued)

The Corporation had no Level 3 assets or liabilities on a recurring basis as of March 31, 2012, December 31, 2011 or March 31, 2011.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2012

(dollars in thousands)		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Assets

Impaired loans	$6,857	$—	$—	$6,857	$388
Other real estate owned	3,494	—	—	3,494	11

					$399

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011

(dollars in thousands)		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets

Impaired loans	$7,993	$—	$—	$7,993	$3,200
Other real estate owned	3,162	—	—	3,162	1,137

					$4,337

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2011

(dollars in thousands)		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
	March 31, 2011	(Level 1)	(Level 2)	(Level 3)	March 31, 2011
Assets

Impaired loans	$9,964	$—	$—	$9,964	$426
Other real estate owned	5,081	—	—	5,081	467

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

	March 31,	December 31,	March 31,
	2012	2011	2011
Commitments to extend credit:
Variable rate	$29,088	$28,495	$27,814
Fixed rate	15,636	15,453	11,325
Standby letters of credit—Variable rate	4,427	3,523	2,137
Credit card commitments—Fixed rate	3,137	3,019	2,991

	$52,288	$50,490	$44,267

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

Legal Proceedings and Contingencies

In the normal course of business, the Corporation is involved in various legal proceedings. For expanded discussion on the Corporation’s legal proceedings, see Part II, Item 1, “Legal Proceedings” in this report.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at March 31, 2012 represents $78.769 million, or 24.71%, compared to $58.132 million, or 20.20%, of the commercial loan portfolio on March 31, 2011. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

13.	COMMON STOCK RIGHTS OFFERING/MATERIAL DEFINITIVE AGREEMENT

On March 27, 2012 the Corporation entered into a Securities Purchase Agreement (“the SPA”) with Steinhardt Capital Investors, LLLP (“SCI”). Pursuant to the SPA SCI has agreed to purchase, upon completion of the rights offering, between $5,000,000 and $11,000,000 of the Corporation’s securities (the “SCI Investment”). The specific types and amounts of the Corporation’s securities to be purchased by SCI depends on (i) the outcome of the rights offering and (ii) SCI receiving approval from the Board of Governors of the Federal Reserve System to hold more than 9.9% of the total number of shares of the Corporation’s common stock, no par value per share (each a “Common Share” and, collectively, the “Common Shares”), then issued and outstanding (“the Federal Reserve Approval”).

If SCI receives the Federal Reserve Approval by completion of the rights offering, then SCI has agreed to purchase, for no more than an aggregate of $11,000,000:

(1)	Such number of Common Shares (at a purchase price of $5.75 per Common Share) which will include some or all of the Common Shares not purchased by the Corporation’s shareholders in the rights offering, that SCI can purchase without SCI owning more than 19.9% of the Corporation’s Common Shares then issued and outstanding (the “Approval Common Shares”); and

(2)	An 8.0% senior promissory note in a principal amount to be determined based on the amount of proceeds derived from the rights offering and the sale to SCI of the Approval Common Shares.

If SCI does not receive the Federal Reserve Approval by completion of the right offering, then SCI has agreed to purchase, for no more than an aggregate of $11,000,000:

(1)	Such number of Common Shares (at a purchase price of $5.75 per Common Share) which will include some or all of the Common Shares not purchased by the Corporation’s shareholders in the rights offering, that SCI can purchase without SCI owning more than 9.9% of the Corporation’s Common Shares then issued and outstanding (the “No Approval Common Shares”); and

(2)	A number of shares of the Company’s Mandatorily Convertible Cumulative Participating Series B Preferred Stock to be designated by the Company at a later date (the “Series B Preferred”), such number to be determined by dividing the amount of the investment that SCI could not make in Approval Common Shares (due to the absence of the Federal Reserve Approval) by a Series B Preferred per share price of $1,000; and

(3)	A senior promissory note in a principal amount to be determined based on the amounts of proceeds derived from the rights offering and the sale to SCI of the No Approval Common Shares and the Series B Preferred.

The proceeds from the sale of securities derived from the SCI Investment and the rights offering would be used exclusively to repurchase the Corporation’s outstanding TARP Securities that were issued by the Corporation to the U.S. Department of the Treasury under the Troubled Asset Relief Capital Purchase Program. In the event of Federal Reserve Approval, the aggregate maximum number of Common Shares that may be sold to SCI, if no current shareholder exercises its subscription rights or over-subscription rights in the rights offering, is 728,498. If Federal Reserve Approval does not occur, the aggregate maximum number of Common Shares that may be sold to SCI, if no current shareholder exercises its subscription rights or over-subscription rights in the rights offering is 268,095.

The Corporation announced that it intends to conduct a $7 million rights offering in conjunction with the SPA. The Corporation has filed a preliminary prospectus with the Securities and Exchange Commission (the “SEC”) with respect to the rights offering. The record date for the rights offering is April 6, 2012.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS

13.	COMMON STOCK RIGHTS OFFERING/MATERIAL DEFINITIVE AGREEMENT (Continued)

The following table sets forth the Corporation’s actual (see Column A) and pro forma capitalization as of December 31, 2011 after completion of various levels of the SCI Investment and the rights offering, as if the noted level of the SCI Investment and the rights offering and the exercise of all such rights to purchase the underlying Common Shares had been completed on that date. The Corporation’s pro forma capitalization gives effect to (i) the exercise by the current shareholders of 100% of their basic subscription privileges or over-subscription privileges with SCI purchasing the maximum amount of Common Shares it is able to purchase without exceeding the 19.9% threshold (see Column B), (ii) the exercise by the current shareholders of none of their basic subscription privilege or over-subscription privilege, with SCI purchasing the maximum amount of Common Shares it is able to purchase without exceeding the 9.9% threshold (see Column C) and (iii) the exercise by the current shareholders of none of their basic subscription privileges or over-subscription privileges, with SCI purchasing the maximum amount of Common Shares it is able to purchase without exceeding the 19.9% threshold (see Column D).

		100% Current	No Current	No Current
		Shareholder	Shareholder	Shareholder
		Subscription Rights	Subscription Rights	Subscription Rights
		Exercised and	Exercised and	Exercised and
	Actual	Maximum SCI	Maximum SCI	Maximum SCI
	(as of 12-31-2011)	Purchase up to 19.9%	Purchase up to 9.9%	Purchase up to 19.9%
	(A)	(B)	(C )	(D)
Capital Structure
Common shareholders’ equity	$44,342	$55,454	$44,054	$46,704
Preferred stock	10,921	—	9,450	6,800

Total shareholders’ equity	$55,263	$55,454	$53,504	$53,504

Total capitalization	$55,263	$55,454	$53,504	$53,504

Tangible capital	$55,263	$55,454	$53,504	$53,504

Intangible assets
Subsidiaries:
Core deposit premium	$—	$—	$—	$—
Other identifiable intangibles—MSRs	400	400	400	400

Total intangibles	$400	$400	$400	$400

Risk-Based Capital
Tier 1 Capital
Total shareholders’ equity	$55,263	$55,454	$53,504	$53,504
Net unrealized (gains) losses on available for sale securities	(325)	(325)	(325)	(325)
Less: disallowed deferred tax asset	(6,500)	(6,500)	(6,500)	(6,500)
Less: intangibles	(40)	(40)	(40)	(40)

Total Tier 1 Capital	$48,398	$48,589	$46,639	$46,639

Tier 2 Capital
Allowable reserve for loan losses (limited to 1.25% of risk-weighted assets)	$5,206	$5,206	$5,206	$5,206
Qualifying long-term debt	—	—	—	—
Total Tier 2 Capital	5,206	5,206	5,206	5,206

Total risk-based capital	$53,604	$53,795	$51,845	$51,845

Risk-weighted assets	$416,423	$416,423	$416,423	$416,423

Capital Ratios:
Tier 1 Capital to average assets	10.08%	10.12%	9.71%	9.71%
Tier 1 Capital to risk-weighted assets	11.62%	11.67%	11.20%	11.20%
Total Capital to risk-weighted assets	12.87%	12.92%	12.45%	12.45%
Average Assetes (4th quarter)	$486,672	$486,672	$486,672	$486,672

Total Tier 1 Average Assets (excluding Deferred Tax Asset)	$480,172	$480,172	$480,172	$480,172

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2011. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded a first quarter 2012 net income available to common shareholders of $.498 million or $.15 per share compared to net income of $.256 million, or $.07 per share for the first quarter of 2011. Operating results for the first quarter of 2012 included a provision of loan losses of $.495 million compared to no provision for the same period of 2011. OREO writedowns were negligible in the first quarter of 2012, compared to $.467 million for the first quarter of 2011.

Weighted average shares outstanding totaled 3,419,736 for both periods. The common stock warrants outstanding of 379,310 shares were slightly dilutive, at approximately $.01 per share, for the 2012 first quarter, as the market value of our stock remained above the $4.35 strike price.

The net interest margin for the first quarter of 2012 increased to $4.763 million, or 4.17%, compared to $4.141 million, of 3.92% in the first quarter of 2011.

Total assets of the Corporation at March 31, 2012 were $506.496 million, up by $13.706 million, or 2.78% from the $492.790 million in total assets reported at March 31, 2011 and up by $8.185 million, or 1.64%, from total assets of $498.311 million at year-end 2011. The loan portfolio increased $13.156 million in the first quarter of 2012, from December 31, 2011 balances of $401.246 million. Deposits totaled $412.088 million at March 31, 2012, an increase of $7.299 million from the $404.789 million at December 31, 2011.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $3.158 million during the first quarter of 2012. See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $1.939 million, or 5.01%, from December 31, 2011 to March 31, 2012, with the balance on March 31, 2012, totaling $36.788 million. The Corporation purchased $1.107 million of investments during the 2012 first quarter as deposit growth exceeded loan funding demand. Investment securities are utilized in an effort to manage interest rate risk and liquidity. As of March 31, 2012, investment securities with an estimated fair value of $12.208 million were pledged.

Loans

Through the first quarter of 2012, loan balances increased by $13.156 million, or 3.28%, from December 31, 2011 balances of $401.246 million. During the first three months of 2012, the Bank had total loan production of $42.445 million, which included $14.526 million of secondary market loan production. This loan production, however, was offset by loan principal runoff, paydowns and amortization, totaling $5.884 million, and nonperforming loans transferred other real estate owned to OREO amounting to $.359 million.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Following is a summary of the loan portfolio at March 31, 2012, December 31, 2011 and March 31, 2011 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2012	Total	2011	Total	2011	Total
Commercial real estate	$203,676	49.15%	$199,201	49.64%	$200,649	53.56%
Commercial, financial, and agricultural	93,018	22.45	92,269	23.00	63,673	17.00
One to four family residential real estate	81,953	19.78	77,332	19.27	75,663	20.20
Construction:
Consumer	5,115	1.23	5,774	1.44	5,741	1.53
Commercial	22,116	5.34	19,745	4.92	23,438	6.26
Consumer	8,524	2.06	6,925	1.73	5,445	1.45

Total loans	$414,402	100.00%	$401,246	100.00%	$374,609	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2012, December 31, 2011 and March 31, 2011 (dollars in thousands):

	March 31, 2012			December 31, 2011			March 31, 2011
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital
Real estate—operators of nonres bldgs	$78,769	24.71%	140.42%	$75,391	24.22%	135.53%	$58,132	20.20%	107.46%
Hospitality and tourism	33,452	10.49	59.63	33,306	10.70	59.87	35,016	12.17	64.73
Commercial construction	22,116	6.95	39.43	19,745	6.34	35.50	23,438	8.14	43.33
Lessors of nonresidential buildings	15,460	4.85	27.56	16,499	5.30	29.66	17,091	5.94	31.59
Real estate agents and managers	13,296	4.17	23.70	10,617	3.41	19.09	15,518	5.39	28.69
Other	155,717	48.84	277.60	155,657	50.02	279.83	138,565	48.15	256.14

Total Commercial Loans	$318,810	100.00%		$311,215	100.00%		$287,760	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry. Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2012. The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2012, our residential loan portfolio totaled $81.953 million, or 19.78% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations. Tax-exempt loans and leases decreased from $1.991 million at the end of December 31, 2011 to $1.852 million at March 31, 2012. The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs for the three months ended March 31, 2012 amounted to $.364 million, or .09% of average loans outstanding, compared to $.429 million, or .11% of average loans outstanding, for the same period in 2011. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2012	2011	2011
Nonperforming Assets:
Nonaccrual Loans	$4,457	$5,490	$9,859
Loans past due 90 days or more	—	—	—
Restructured loans	2,400	2,503	105

Total nonperforming loans	6,857	7,993	9,964
Other real estate owned	3,494	3,162	5,081

Total nonperforming assets	$10,351	$11,155	$15,045

Nonperforming loans as a % of loans	1.65%	1.99%	2.66%

Nonperforming assets as a % of assets	2.04%	2.24%	3.05%

Reserve for Loan Losses:
At period end	$5,382	$5,251	$6,184

As a % of loans	1.30%	1.35%	1.65%

As a % of nonperforming loans	78.49%	65.69%	62.06%

As a % of nonaccrual loans	120.75%	95.65%	62.72%

Texas ratio*	16.84%	18.43%	24.96%

*	calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $10.351 million have been reduced in 2012 by $.804 million from the $11.155 million at 2011 year end. This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	March 31, 2012	December 31, 2011	March 31, 2011
Total loans, at period end	$414,402	$401,246	$374,609

Average loans for the year	$404,048	$388,115	$380,066

	For the Period Ended
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Net charge-offs during the period	$364	$3,662	$429

Net charge-offs to average loans	.09%	.94%	.11%

Net charge-offs to beginning allowance balance	6.93%	55.38%	6.49%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio. Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system. In 2012, the Corporation will again utilize a consultant for loan review.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

As of March 31, 2012, the allowance for loan losses represented 1.30% of total loans. At March 31, 2012, the allowance included specific reserves in the amount of $1.384 million, as compared to $1.200 million at December 31, 2011 and $2.389 million at March 31, 2011. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2012	December 31, 2011	March 31, 2011
Balance at beginning of period	$3,162	$5,562	$5,562
Other real estate transferred from loans due to foreclosure	359	4,194	798
Other real estate sold	(16)	(5,457)	(812)
Writedowns on other real estate held for sale	—	(855)	(452)
Loss on sale of other real estate held for sale	(11)	(282)	(15)

Balance at end of period	$3,494	$3,162	$5,081

During the first quarter of 2012, the Corporation received real estate in lieu of loan payments of $.359 million. Other real estate is initially valued at the lower of cost or the fair value less selling costs. After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first quarter of 2012. Total deposits increased by $7.299 million, or 1.80%, in the first quarter of 2012. The increase in deposits for the first quarter of 2012 is composed of an increase in noncore deposits of $.837 million and an increase in core deposits of $6.462 million. In 2012, the Corporation continued to strategically emphasize the growth of core deposits. This strategic initiative was supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing. The core deposit balance increases are primarily in transactional account deposits, our lowest cost of funds.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing. It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2012	% of Total	2011	% of Total	2011	% of Total
Noninterest bearing	$52,470	12.73%	$51,273	12.67%	$39,269	9.80%
NOW, money market, checking	151,614	36.80	152,563	37.69	154,420	38.54
Savings	13,601	3.30	14,203	3.51	17,691	4.41
Certificates of Deposit <$100,000	137,501	33.37	130,685	32.28	104,258	26.01

Total core deposits	355,186	86.19	348,724	86.15	315,638	78.76
Certificates of Deposit >$100,000	24,066	5.84	23,229	5.74	21,803	5.44
Brokered CDs	32,836	7.97	32,836	8.11	63,342	15.80

Total non-core deposits	56,902	13.81	56,065	13.85	85,145	21.25

Total deposits	$412,088	100.00%	$404,789	100.00%	$400,783	100.00%

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding. At March 31, 2012, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments. The $35 million of FHLB borrowings has a weighted average maturity of 2.8 years and a weighted average rate of 1.82% at March 31, 2012. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity increased $.832 million from December 31, 2011 to March 31, 2012. Contributing to the increase in shareholders’ equity was net income of $.498 million, an increase in the market value of securities of $.279 million and the accretion of the discount on preferred stock of $.055 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $.498 million, or $.15 per share, in the first quarter of 2012, compared to $.256 million or $.07 per share for the first quarter of 2011. The first quarter results include a provision for loan losses of $.495 million and negligible OREO writedowns and losses. Operating results for the same period in 2011 include no provision for loan losses, and $.467 million of OREO writedowns and losses.

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

Net interest margin on a fully taxable equivalent basis amounted to $4.767 million, 4.17% of average earning assets, in the first quarter of 2012, compared to $4.166 million, and 3.94% of average earning assets, in the first quarter of 2011. Margin improvement in 2012 was primarily due to a reduction in funding costs between periods.

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

	Three Months Ended
								2011-2010
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2012	2011	(Decrease)	2012	2011	2012	2011	Variance	Variance	Variance	Variance
Loans (1,2,3)	$404,048	$380,066	$23,982	5.59%	5.55%	$5,612	$5,199	$413	$331	$36	$46
Taxable securities	36,983	32,271	4,712	2.87	3.54	264	282	(18)	42	(54)	(6)
Nontaxable securities (2)	854	855	(1)	5.18	5.22	11	11	—	—	—	—
Federal funds sold	14,725	11,611	3,114	.14	.24	5	7	(2)	2	(3)	(1)
Other interest-earning assets	3,070	4,140	(1,070)	2.62	2.55	20	26	(6)	(7)	1	—

Total earning assets	459,680	428,943	30,737	5.17	5.22	5,912	5,525	387	367	(19)	39

Reserve for loan losses	(5,241)	(6,687)	1,446
Cash and due from banks	22,217	27,254	(5,037)
Fixed Assets	9,825	9,684	141
Other Real Estate	3,194	4,921	(1,727)
Other assets	13,737	14,746	(1,009)

Total assets	$503,412	$478,861	$24,551

NOW and money market deposits	$122,398	$120,034	$2,364	.38%	.79%	$117	$234	$(117)	$5	$(121)	$(1)
Interest checking	30,269	23,829	6,440	.56	1.17	42	69	(27)	19	(37)	(9)
Savings deposits	13,102	17,741	(4,639)	.12	.27	4	12	(8)	(3)	(7)	2
CDs <$100,000	134,416	96,735	37,681	1.79	1.90	596	453	143	178	(27)	(7)
CDs >$100,000	24,122	22,122	2,000	1.70	1.74	102	95	7	9	(2)	—
Brokered deposits	32,836	66,380	(33,544)	1.49	2.18	122	356	(234)	(181)	(112)	59
Borrowings	35,997	36,069	(72)	1.81	1.57	162	140	22	—	21	1

Total interest-bearing liabilities	393,140	382,910	10,230	1.17	1.44	1,145	1,359	(214)	27	(285)	45
Demand deposits	52,107	39,902	12,205
Other liabilities	2,747	2,179	568
Shareholders’ equity	55,418	53,870	1,548

Total liabilities and shareholders’ equity	$503,412	$478,861	$24,551

Rate spread				4.00%	3.78%

Net interest margin/revenue				4.17%	3.94%	$4,767	$4,166	$601	$340	$266	$(6)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

We are now into the third year of a low interest rate environment. The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits. This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis, from 3.94% in the first quarter of 2011 to 4.17% in the first quarter of 2012.

During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first quarter of 2012, the Corporation determined through this analysis that a $.495 million provision for loan loss was required, compared to none required in the first quarter of 2011. Impacting the loan loss provision for the first quarter of 2012 were net charge-offs of $.364 million.

Other Income

Other income increased by $.029 million for the three months ended March 31, 2012, compared to the three months ended March 31, 2011. In the first quarter of 2012, revenue due to 1-4 family loans produced and sold in the secondary market, amounted to $.298 million compared to $.078 million a year ago. We expect to continue to benefit from secondary market activity in future periods. While we recorded no SBA fees in the first quarter of 2012, we anticipate this activity to significantly increase as the year progresses. Service fees and other noninterest income decreased slightly between periods largely because of lower NSF fees, which we believe will continue due to customers being more diligent in managing their accounts.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

The following table details other income for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2012	2011	Dollars	Percent
Deposit service fees	$194	$217	$(23)	(10.60)%
Income from secondary market loans sold	298	78	220	282.05
SBA/USDA loan sale gains	—	236	(236)	(100.00)
Mortgage servicing income	85	—	85	100.00
Other noninterest income	29	46	(17)	(36.96)

Total other income	$606	$577	$29	5.03%

Other Expense

Other expenses decreased $.225 million for the quarter ended March 31, 2012, compared to the same period in 2011. The most significant decline in other expense was in writedowns and losses on OREO. During the first quarter of 2012, the Corporation recorded negligible write-downs and net losses on OREO properties, compared to $.467 million for the same period in 2011. Salaries and employee benefits increased primarily due to increased benefit costs between periods. Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.

The following table details other expense for the three months ended March 31, 2012 and 2011 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2012	2011	Dollars	Percentage
Salaries and employee benefits	$1,975	$1,824	$151	8.28%
Occupancy	345	365	(20)	(5.48)
Furniture and equipment	228	194	34	17.53
Data processing	228	176	52	29.55
Professional service fees	180	153	27	17.65
Loan and deposit	141	179	(38)	(21.23)
Writedowns and losses on other real estate held for sale	11	467	(456)	(97.64)
FDIC insurance premiums	159	285	(126)	(44.21)
Telephone	55	51	4	7.84
Advertising	98	88	10	11.36
Other	414	277	137	49.46

Total other expense	$3,834	$4,059	$(225)	(5.54)%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recorded a first quarter provision for income taxes of $.349 million, compared to $.214 million in the first quarter of 2011.

In the first quarter of 2012, management evaluated the deferred tax benefits associated with the net operating loss and tax credit carryforwards based upon the Corporation’s foreseen ability to utilize the benefits of these carryforwards prior to their expiration. As a part of this analysis, management considered, among other things, current asset levels and projected loan and deposit growth, current interest rate spreads and projected net interest income levels, and other income and expense, along with management’s ability to control expenses and the potential for increasing contributions of noninterest income. Management also considered the impact of nonperforming assets and future period charge-off activity relative to projected provisions. Based upon the analysis of projected taxable income and the probability of achieving these projected taxable income levels, no adjustment to the valuation allowance was deemed necessary.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Deferred Tax Benefit

As of March 31, 2012, the Corporation had an NOL carryforward of approximately $26.0 million along with various credit carryforwards of $2.1 million. This NOL and credit carryforward benefit is dependent upon the future profitability of the Corporation. A portion of the NOL, approximately $15.6 million, and all of the tax credit carryforwards are also subject to the use limitations of Section 382 of the Internal Revenue Code since they originated prior to the December 2004 recapitalization of the Corporation. These carryforwards, if not utilized, will begin to expire in the year 2023. The annual limitation is $1.4 million for the NOL carryforwards and the equivalent value of tax credits, which is approximately $.477 million.

The Corporation will continue to evaluate the utilization of the NOL and credit carryforwards in subsequent periods to determine if any further adjustment to the valuation allowance is necessary. The determination criteria for recognition of deferred tax benefits will include the assumption of future period taxable income based upon the projected profitability of the Corporation.

The Corporation recognized deferred taxes of approximately $.349 million and $.214 million for the quarter ended March 31, 2012 and 2011, respectively. Management believes that the Corporation will ultimately utilize all of the NOL carryforwards and a portion of the tax credit carryforwards. The valuation allowance, which stands at $6.010 million as of March 31, 2012 is a conservative measurement of the uncertainty related to the current economy and level of profitability the Corporation will attain in the near term.

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

Current balance sheet liquidity consists of $16.912 million in cash and due from balances, $14.000 million in federal funds sold and $24.580 million of unpledged investment securities. The Corporation has also experienced significant deposit inflows during the first three months of 2012. Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.

During the first quarter of 2012, the Corporation decreased cash and cash equivalents by $3.158 million. As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net decrease in investment securities of $2.288 million and a net increase in loans of $13.967 million. Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $7.299 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

It is anticipated that during the remainder of 2012, the Corporation will fund anticipated loan production by reducing current balances of liquidity.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS

OF OPERATIONS (Continued)

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings. At March 31, 2012, the Bank’s core deposits in relation to total funding were 79.27% compared to 72.25% at March 31, 2011. These ratios indicated at March 31, 2012, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2012, the Bank had $27.500 million of unsecured lines available and another $1.675 million available if secured. The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s operating plan for 2012 includes strategies to increase core deposits in the Corporation’s local markets. New deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits which will then reduce the dependency on noncore deposits. The Corporation’s operating plan for 2012 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation. There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement. The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled. As of March 31, 2012, the Corporation and Bank were well capitalized. During the first quarter of 2012, total capitalization increased by $.832 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31, 2012	December 31, 2011	March 31, 2011
Capital Structure
Shareholders’ equity	$45,119	$44,342	$43,340
Preferred stock	10,976	10,921	10,757

Total shareholders’ equity	$56,095	$55,263	$54,097

Total capitalization	$56,095	$55,263	$54,097

Tangible capital	$56,095	$55,263	$54,097

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	450	400	—

Total intangibles	$450	$400	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$56,095	$55,263	$54,097
Net unrealized (gains) losses on available for sale securities	(605)	(325)	(520)
Less: disallowed deferred tax asset	(6,000)	(6,500)	(8,000)
Less: intangibles	(45)	(40)	—

Total Tier 1 capital	$49,445	$48,398	$45,577

Tier 2 Capital:
Allowable reserve for loan losses	$5,352	$5,206	$4,891
Qualifying long-term debt	—	—	—

Total Tier 2 capital	5,352	5,206	4,891

Total capital	$54,797	$53,604	$50,468

Risk-adjusted assets	$428,101	$416,423	$393,226

Capital ratios:
Tier 1 Capital to average assets	9.95%	10.08%	9.70%
Tier 1 Capital to risk weighted assets	11.55%	11.62%	11.69%
Total Capital to risk weighted assets	12.80%	12.87%	12.94%

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

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’ Equity to Quarter-end Assets	Tangible Equity to Quarter-end Assets	Tier 1 Capital to Average Assets	Tier 1 Capital to Risk-Weighted Assets	Total Capital to Risk-Weighted Assets
Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
March 31, 2012	11.08%	10.99%	9.95%	11.55%	12.80%
March 31, 2011	10.98%	10.98%	9.70%	11.69%	12.94%

The Bank:
March 31, 2012	10.35%	10.26%	9.23%	10.72%	11.97%
March 31, 2011	10.02%	10.02%	8.54%	10.29%	11.54%

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

The Corporation has established interest rate floors on approximately $187 million, or 63% of its variable rate commercial loans. These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods. Approximately $99 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $87 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $36.788 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

The Corporation has $217.685 million of transactional accounts, of which $52.470 million consists of noninterest bearing demand deposit balances. Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses. These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at March 31, 2012 (dollars in thousands):

	1-90 Days	91 - 365 Days	>1-5 Years	Over 5 Years	Total
Interest-earning assets:
Loans	$293,662	$8,385	$36,701	$75,654	$414,402
Securities	2,815	3,233	23,072	7,668	36,788
Other (1)	14,000	—	—	3,060	17,060

Total interest-earning assets	310,477	11,618	59,773	86,382	468,250

Interest-bearing obligations:
NOW, money market, savings, interest checking	170,002	—	—	—	170,002
Time deposits	23,439	52,032	85,852	242	161,565
Brokered CDs	—	—	30,890	1,946	32,836
Borrowings	—	—	35,000	997	35,997

Total interest-bearing obligations	193,441	52,032	151,742	3,185	400,400

Gap	$117,036	$(40,414)	$(91,969)	$83,197	$67,850

Cumulative gap	$117,036	$76,622	$(15,347)	$67,850

(1)	Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2012, the Corporation had a cumulative asset sensitivity gap position of $76.622 million within the one-year time frame. The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2011, the Corporation had a cumulative liability sensitivity gap position of $69.219 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that were refinanced in late 2011. These borrowings now have a weighted average maturity of 2.8 years and a weighted average rate of 1.82%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 15, 2012	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)