Form 10-Q
period 2012-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2012-08-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

As of June 30, 2012, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2012 (Unaudited), December 31, 2011 and June 30, 2011 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2012 (Unaudited) and June 30, 2011 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2012 (Unaudited) and June 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2012 (Unaudited) and June 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2012 (Unaudited) and June 30, 2011 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	25

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	36

Item 4.	Controls and Procedures	39

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	40

Item 6.	Exhibits and Reports on Form 8-K	40

SIGNATURES		41

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2012	2011	2011
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$33,248	$20,071	$22,294
Federal funds sold	—	13,999	12,000
Cash and cash equivalents	33,248	34,070	34,294

Interest-bearing deposits in other financial institutions	10	10	10
Securities available for sale	39,054	38,727	38,613
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	319,398	311,215	305,752
Mortgage	90,260	83,106	83,194
Consumer	9,795	6,925	5,866
Total Loans	419,453	401,246	394,812
Allowance for loan losses	(5,083)	(5,251)	(6,155)
Net loans	414,370	395,995	388,657

Premises and equipment	10,134	9,627	9,623
Other real estate held for sale	3,518	3,162	4,806
Deferred Tax Asset	10,271	8,427	8,444
Other assets	10,701	5,233	4,866

TOTAL ASSETS	$524,366	$498,311	$492,373

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$59,872	$51,273	$49,769
NOW, money market, interest checking	143,795	152,563	149,448
Savings	14,248	14,203	16,526
CDs<$100,000	140,018	130,685	114,215
CDs>$100,000	25,975	23,229	23,102
Brokered	41,473	32,836	46,607
Total deposits	425,381	404,789	399,667

Borrowings	35,997	35,997	36,069
Other liabilities	2,636	2,262	1,853
Total liabilities	464,014	443,048	437,589

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value: Authorized 500,000 shares, Issued and outstanding - 11,000 shares	11,000	10,921	10,811
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares Issued and outstanding - 3,419,736 shares	43,525	43,525	43,525
Retained earnings	5,131	492	(102)
Accumulated other comprehensive income	696	325	550

Total shareholders’ equity	60,352	55,263	54,784

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$524,366	$498,311	$492,373

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,873	$5,198	$11,453	$10,334
Tax-exempt	30	37	62	79
Interest on securities:
Taxable	238	292	502	574
Tax-exempt	7	7	14	14
Other interest income	30	30	55	63
Total interest income	6,178	5,564	12,086	11,064

INTEREST EXPENSE:
Deposits	992	1,231	1,975	2,449
Borrowings	167	155	329	296
Total interest expense	1,159	1,386	2,304	2,745

Net interest income	5,019	4,178	9,782	8,319
Provision for loan losses	150	600	645	600
Net interest income after provision for loan losses	4,869	3,578	9,137	7,719

OTHER INCOME:
Deposit service fees	189	219	383	436
Income from secondary market loans sold	226	120	524	199
SBA/USDA loan sale gains	620	950	620	1,186
Mortgage servicing income	115	—	200	—
Other	155	59	184	104
Total other income	1,305	1,348	1,911	1,925

OTHER EXPENSE:
Salaries and employee benefits	2,003	1,806	3,978	3,630
Occupancy	335	349	680	714
Furniture and equipment	219	221	447	415
Data processing	258	179	486	355
Professional service fees	310	232	490	385
Loan and deposit	338	252	479	431
Writedowns and losses on other real estate held for sale	174	(35)	185	432
FDIC insurance assessment	159	255	318	540
Telephone	57	58	112	109
Advertising	98	111	196	199
Other	256	301	670	578
Total other expenses	4,207	3,729	8,041	7,788

Income before provision for income taxes	1,967	1,197	3,007	1,856
Provision for (benefit of) income taxes	(2,335)	402	(1,986)	616

NET INCOME	4,302	795	4,993	1,240

Preferred dividend and accretion of discount	161	192	354	381

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,141	$603	$4,639	$859

INCOME PER COMMON SHARE:
Basic	$1.21	$.18	$1.36	$.25
Diluted	$1.17	$.17	$1.31	$.25

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Net income	$4,302	$795	$4,993	$1,240

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains (losses) arising during the period	139	45	562	(94)
Less: reclassification adjustment for gains(losses) included in net income	—	—	—	—
Net securities gain (loss) during the period	139	45	562	(94)
Tax effect	(47)	(15)	(191)	32
Net of tax	92	30	371	(62)

Comprehensive income	$4,394	$825	$5,364	$1,178

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	June 31,
	2012			2011
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$10,976	$45,119	$56,095	$10,757	$43,340	$54,097

Net income for period	—	4,302	4,302	—	795	795
Net unrealized gain (loss) on securities available for sale	—	92	92	—	30	30
Total comprehensive income (loss)	—	4,394	4,394	—	825	825
Dividend on preferred stock	—	(137)	(137)	—	(138)	(138)
Accretion of preferred stock discount	24	(24)	—	54	(54)	—
Balance, end of period	$11,000	$49,352	$60,352	$10,811	$43,973	$54,784

	Six Months Ended
	June 30,
	2012			2011
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$10,921	$44,342	$55,263	$10,706	$43,176	$53,882

Net income (loss) for period	—	4,993	4,993	—	1,240	1,240
Net unrealized gain (loss) on securities available for sale	—	371	371	—	(62)	(62)
Total comprehensive income (loss)	—	5,364	5,364	—	1,178	1,178
Dividend on preferred stock	—	(275)	(275)	—	(276)	(276)
Accretion of preferred stock discount	79	(79)	—	105	(105)	—
Balance, end of period	$11,000	$49,352	$60,352	$10,811	$43,973	$54,784

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$4,993	$1,240
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	777	749
Provision for loan losses	645	600
Provision (benefit of) for income taxes	(1,986)	616
(Gain) on sale of secondary market loans	(198)	(122)
Origination of secondary market loans held for sale	(28,942)	(11,247)
Proceeds from secondary market loans held for sale	29,140	11,446
(Gain) loss on sale of premises, equipment, and other real estate held for sale	11	(64)
Writedown of other real estate held for sale	174	496
Change in other assets	(5,546)	392
Change in other liabilities	374	(113)
Net cash provided by operating activities	(558)	3,993

Cash Flows from Investing Activities:
Net increase in loans	(19,755)	(14,966)
Net increase in interest-bearing deposits in other financial institutions	—	703
Purchase of securities available for sale	(6,293)	(12,875)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	6,368	7,843
Capital expenditures	(1,044)	(527)
Redemption of FHLB stock	—	363
Proceeds from sale of premises, equipment, and other real estate	143	2,429
Net cash provided by (used in) investing activities	(20,581)	(17,030)

Cash Flows from Financing Activities:
Net increase in deposits	20,592	12,888
Dividend on preferred stock	(275)	(276)
Net cash provided by financing activities	20,317	12,612

Net increase (decrease) in cash and cash equivalents	(822)	(425)
Cash and cash equivalents at beginning of period	34,070	34,719

Cash and cash equivalents at end of period	$33,248	$34,294

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,304	$2,720
Income taxes	50	50

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	685	2,105
(net of adjustments made through the allowance for loan losses)

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2012 and 2011 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
(Numerator):
Net income	$4,302	$795	$4,993	$1,240
Preferred stock dividends and accretion of discount	161	192	354	381
Net income available to common shareholders	$4,141	$603	$4,639	$859
(Denominator):
Weighted average shares outstanding - basic	3,419,736	3,419,736	3,419,736	3,419,736
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	120,172	90,074	112,904	84,831
Weighted average shares outstanding - diluted	3,539,908	3,509,810	3,532,640	3,504,567
Income per common share:
Basic	$1.21	$.18	$1.36	$.25
Diluted	$1.17	$.17	$1.31	$.25

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2012, December 31, 2011 and June 30, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2012

US Agencies - MBS	$9,667	$412	$—	$10,079
US Agencies	10,338	155	—	10,493
Corporate Bonds	12,519	70	(17)	12,572
Obligations of states and political subdivisions	5,474	438	(2)	5,910

Total securities available for sale	$37,998	$1,075	$(19)	$39,054

December 31, 2011

US Agencies - MBS	$11,111	$387	$—	$11,498
US Agencies	10,407	168	—	10,575
Corporate Bonds	8,314	—	(136)	8,178
Other asset backed	2,954	—	(34)	2,920
Obligations of states and political subdivisions	5,448	110	(2)	5,556

Total securities available for sale	$38,234	$665	$(172)	$38,727

June 30, 2011

US Agencies - MBS	$18,842	$660	$—	$19,502
US Agencies	10,478	157	—	10,635
Corporate Bonds	5,297	—	(1)	5,296
Obligations of states and political subdivisions	3,163	34	(17)	3,180

Total securities available for sale	$37,780	$851	$(18)	$38,613

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $8.796 million and $9.242 million, respectively, at June 30, 2012.

4.              LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011

Commercial real estate	$211,506	$199,201	$198,285
Commercial, financial, and agricultural	85,099	92,269	84,405
One to four family residential real estate	84,665	77,332	79,013
Construction :
Consumer	5,595	5,774	4,181
Commerical	22,793	19,745	23,062
Consumer	9,795	6,925	5,866

Total loans	$419,453	$401,246	$394,812

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

An analysis of the allowance for loan losses for the six months ended June 30, 2012, the year ended December 31, 2011, and the six months ended June 30, 2011 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011

Balance at beginning of period	$5,251	$6,613	$6,613
Recoveries on loans previously charged off	219	138	21
Loans charged off	(1,032)	(3,800)	(1,079)
Provision	645	2,300	600

Balance at end of period	$5,083	$5,251	$6,155

In the first half of 2012, net charge off activity was $.813 million, or .20% of average loans outstanding compared to net charge-offs of $1.058 million, or .28% of average loans, in the same period in 2011.  In the first half of 2012, the Corporation recorded a provision for loan loss of $.645 million compared to $.600 million in the first half of 2011.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2012 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251
Charge-offs	(691)	(24)	(6)	(296)	—	(15)	—	(1,032)
Recoveries	18	187	—	5	—	9	—	219
Provision	634	(354)	17	260	—	6	82	645
Ending balance ALLR	$2,784	$888	$218	$1,083	$—	$—	$110	$5,083

Loans:
Ending balance	$211,506	$85,099	$22,793	$84,665	$5,595	$9,795	$—	$419,453
Ending balance ALLR	(2,784)	(888)	(218)	(1,083)	—	—	(110)	(5,083)
Net loans	$208,722	$84,211	$22,575	$83,582	$5,595	$9,795	$(110)	$414,370

Ending balance ALLR:
Individually evaluated	1,000	148	12	36	—	—	—	1,196
Collectively evaluated	1,784	740	206	1,047	—	—	110	3,887
Total	$2,784	$888	$218	$1,083	$—	$—	$110	$5,083

Ending balance Loans:
Individually evaluated	$22,119	$6,150	$1,534	$764	$15	$—	$—	$30,582
Collectively evaluated	189,387	78,949	21,259	83,901	5,580	9,795	—	388,871
Total	$211,506	$85,099	$22,793	$84,665	$5,595	$9,795	$—	$419,453

Impaired loans, by definition, are individually evaluated.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	6,613
Charge-offs	(2,267)	(579)	(412)	(490)	—	(52)	—	(3,800)
Recoveries	32	21	75	1	—	9	—	138
Provision	1,598	619	155	(19)	—	43	(96)	2,300
Ending balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251

Loans:
Ending balance	$199,201	$92,269	$19,745	$77,332	$5,774	$6,925	$—	$401,246
Ending balance ALLR	(2,823)	(1,079)	(207)	(1,114)	—	—	(28)	(5,251)
Net loans	$196,378	$91,190	$19,538	$76,218	$5,774	$6,925	$(28)	$395,995

Ending balance ALLR:
Individually evaluated	$926	$160	$—	$114	$—	$—	$—	$1,200
Collectively evaluated	1,897	919	207	1,000	—	—	28	4,051
Total	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251

Ending balance Loans:
Individually evaluated	$13,628	$1,707	$—	$1,930	$—	$—	$—	$17,265
Collectively evaluated	185,573	90,562	19,745	75,402	5,774	6,925	—	383,981
Total	$199,201	$92,269	$19,745	$77,332	$5,774	$6,925	$—	$401,246

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(344)	(407)	(62)	(255)	—	(11)	—	(1,079)
Recoveries	14	2	—	—	—	5	—	21
Provision	(178)	541	(64)	419	—	6	(124)	600
Ending balance ALLR	$2,952	$1,154	$263	$1,786	$—	$—	$—	$6,155

Loans:
Ending balance	$198,285	$84,405	$23,062	$79,013	$4,181	$5,866	$—	$394,812
Ending balance ALLR	(2,952)	(1,154)	(263)	(1,786)	—	—	—	(6,155)
Net loans	$195,333	$83,251	$22,799	$77,227	$4,181	$5,866	$—	$388,657

Ending balance ALLR:
Individually evaluated	$1,144	$361	$39	$845	$—	$—	$—	$2,389
Collectively evaluated	1,808	793	224	941	—	—	—	3,766
Total	$2,952	$1,154	$263	$1,786	$—	$—	$—	$6,155

Ending balance Loans:
Individually evaluated	$16,003	$2,141	$1,395	$4,022	$—	$38	$—	$23,599
Collectively evaluated	182,282	82,264	21,667	74,991	4,181	5,828	—	371,213
Total	$198,285	$84,405	$23,062	$79,013	$4,181	$5,866	$—	$394,812

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

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

4.              LOANS (Continued)

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

Commercial construction loans in the amount of $3.407 million, $3.694 million and $3.002 million for the periods ended June 30, 2012, December 31, 2011 and June 30, 2011, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of June 30, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,394	$16,806	$56,024	$111,719	$16,917	$5,452	$194	$—	$211,506
Commercial, financial and agricultural	4,316	5,827	20,866	47,912	4,468	1,710	—	—	85,099
Commercial construction	205	849	5,582	10,892	766	1,092	—	3,407	22,793
One to four family residential real estate	—	1,987	3,774	5,789	—	790	—	72,325	84,665
Consumer construction	—	—	—	—	—	—	—	5,595	5,595
Consumer	—	—	77	582	—	—	—	9,136	9,795

Total loans	$8,915	$25,469	$86,323	$176,894	$22,151	$9,044	$194	$90,463	$419,453

Below is a breakdown of loans by risk category as of December 31, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,083	$16,946	$47,154	$118,259	$5,198	$7,642	$919	$—	$199,201
Commercial, financial and agricultural	4,416	7,875	17,738	60,498	201	1,541	—	—	92,269
Commercial construction	209	552	4,542	10,415	313	20	—	3,694	19,745
One-to-four family residential real estate	—	—	3,359	5,910	2,023	—	—	66,040	77,332
Consumer construction	—	—	—	—	—	—	—	5,774	5,774
Consumer	—	—	105	599	—	—	—	6,221	6,925

Total loans	$7,708	$25,373	$72,898	$195,681	$7,735	$9,203	$919	$81,729	$401,246

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

Below is a breakdown of loans by risk category as of June 30, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$6,223	$16,963	$43,625	$115,724	$5,109	$7,934	$2,576	$131	$198,285
Commercial, financial and agricultural	2,821	11,501	29,121	38,223	211	2,136	—	392	84,405
Commercial construction	514	559	5,250	12,022	1,715	—	—	3,002	23,062
One to four family residential real estate	—	3,330	3,084	5,412	—	3,904	—	63,283	79,013
Consumer construction	—	—	—	—	—	—	—	4,181	4,181
Consumer	—	38	87	473	—	27	—	5,241	5,866

Total loans	$9,558	$32,391	$81,167	$171,854	$7,035	$14,001	$2,576	$76,230	$394,812

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  The interest income recorded during impairment and that which would have been recognized were $.037 million and $.174 million for the six months ended June 30, 2012.  For the six months ended June 30, 2011, the amounts were $.068 million and $.271 million.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
For the six months ended:
June 30, 2012

With no valuation reserve:
Commercial real estate	$535	$—	$1,138	$—	$—	$23
Commercial, financial and agricultural	—		1,063	—	—	18
Commercial construction	676	—	676	—	—	4
One to four family residential real estate	543	—	874	—	—	24
Consumer construction	15	—	16	—	—	1
Consumer	—		—	—	—	—

With a valuation reserve:
Commercial real estate	$3,214	$—	$3,916	$708	$37	$94
Commercial, financial and agricultural	278	—	459	84	—	8
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	114	—	114	18	—	2
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,749	$—	$5,054	$708	$37	$117
Commercial, financial and agricultural	278	—	1,522	84	—	26
Commercial construction	676	—	676	—	—	4
One to four family residential real estate	657	—	988	18	—	26
Consumer construction	15	—	16	—	—	1
Consumer	—	—	—	—	—	—
Total	$5,375	$—	$8,256	$810	$37	$174

For the Year Ended:
December 31, 2011

With no valuation reserve:
Commercial real estate	$1,313	$—	$2,519	$—	$66	$116
Commercial, financial and agricultural	16	—	542	—	29	35
Commercial construction	—	—	176	—	—	11
One to four family residential real estate	608	—	1,727	—	—	99
Consumer construction	—	—	4	—	—	—
Consumer	—	—	2	—	—	—

With a valuation reserve:
Commercial real estate	$1,049	$2,400	$807	$700	$20	$31
Commercial, financial and agricultural	1,095	—	282	173	—	14
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,389	103	1,121	150	3	56
Consumer construction	20	—	9	4	—	1
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$2,362	$2,400	$3,326	$700	$86	$147
Commercial, financial and agricultural	1,111	—	824	173	29	49
Commercial construction	—	—	176	—	—	11
One to four family residential real estate	1,997	103	2,848	150	3	155
Consumer construction	20	—	13	4	—	1
Consumer	—	—	2	—	—	—
Total	$5,490	$2,503	$7,189	$1,027	$118	$363

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
For the Six monthes ended:
June 30, 2011

With no valuation reserve:
Commercial real estate	$78	$600	$2,726	$—	$67	$14
Commercial, financial and agricultural	48	1,098	521	—	—	2
Commercial construction	—	—	327	—	—	11
One to four family residential real estate	34	—	33	—	—	2
Consumer construction	—	—	7	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,038	$—	$2,906	$1,170	$—	$87
Commercial, financial and agricultural	542	—	862	251	—	33
Commercial construction	—	—	—	834	—	—
One to four family residential real estate	3,872	104	3,199	—	1	122
Consumer construction	—	—	—	27	—	—
Consumer	27	—	4	—	—	—

Total:
Commercial real estate	$3,116	$600	$5,632	$1,170	$67	$101
Commercial, financial and agricultural	590	1,098	1,383	251	—	35
Commercial construction	—	—	327	834	—	11
One to four family residential real estate	3,906	104	3,232	—	1	124
Consumer construction	—	—	7	27	—	—
Consumer	27	—	4	—	—	—
Total	$7,639	$1,802	$10,585	$2,282	$68	$271

A summary of past due loans at June 30, 2012, December 31, 2011 and June 30, 2011 is as follows (dollars in thousands):

	June 30,			December 31,			June 30,
	2012			2011			2011
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$—	$3,749	$3,749	$15	$2,362	$2,377	$1,473	$3,116	$4,589
Commercial, financial and agricultural	—	278	278	137	1,111	1,248	62	590	652
Commercial construction	—	676	676	—	—	—	20	—	20
One to four family residential real estate	286	657	943	188	1,997	2,185	96	3,906	4,002
Consumer construction	—	15	15	—	20	20	—	—	—
Consumer	14	—	14	14	—	14	—	27	27

Total past due loans	$300	$5,375	$5,675	$354	$5,490	$5,844	$1,651	$7,639	$9,290

A roll-forward of nonaccrual activity for the first six months ended June 30, 2012 (dollars in thousands):

	For the Six Months Ended June 30, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

Principal payments	(1,012)	(1,382)	—	(1,052)	—	—	(3,446)
Charge-offs	(463)	—	—	(293)	(5)	—	(761)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(466)	—	—	(219)	—	—	(685)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	3,288	559	676	220	—	—	4,743
Other	40	(10)	—	4	—	—	34

Ending balance	$3,749	$278	$676	$657	$15	$—	$5,375

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

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

	For the Three Months Ended June 30, 2011
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

At June 30, 2012, the Corporation had no TDRs that were not otherwise reported as a nonaccrual loan.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A summary of troubled debt restructurings is as follows (dollars in thousands):

	June 30,		December 31,		June 30,
	2012		2011		2011
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	1	$2,400	2	$600
Commercial, financial and agricultural	—	—	—	—	1	1,098
Commercial construction	—	—	—	—	1	104
One to four family residential real estate	—	—	1	103	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	—	$—	2	$2,503	4	$1,802

A roll-forward of troubled debt restructuring during the period ended June 30, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to performing status	—	—	—	(103)	—	(103)
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)

Ending balance	$—	$—	$—	$—	$—	$—

A roll-forward of troubled debt restructuring during the year ended December 31, 2011 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$4,537	$—	$—	$105	$—	$4,642

Principal payments	—	—	—	(2)	—	(2)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	2,400	—	—	—	—	2,400
Transfers to performing	(582)	—	—	—	—	(582)
Transfers to nonaccrual	(3,955)	—	—	—	—	(3,955)

Ending balance	$2,400	$—	$—	$103	$—	$2,503

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the period ended June 30, 2011 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$4,537	$—	$—	$105	$—	$4,642

Principal payments	(4)	—	—	(1)	—	(5)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	600	1,098	—	—	—	1,698
Transfers to performing	(578)	—	—	—	—	(578)
Transfers to nonaccrual	(3,955)	—	—	—	—	(3,955)

Ending balance	$600	$1,098	$—	$104	$—	$1,802

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011

Loans outstanding, beginning of period	$8,827	$9,532	$9,532
New loans	936	933	705
Net activity on revolving lines of credit	41	69	124
Principal payments	(419)	(1,707)	(1,216)

Loans outstanding, end of period	$9,385	$8,827	$9,145

There were no loans to related parties classified substandard as of June 30, 2012, December 31, 2011 or June 30, 2011.  In addition to the outstanding balances above, there were unfunded commitments of $.319 million to related parties at June 30, 2012.

5.     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2012, the Corporation had obligations to service approximately $66 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 15.90 and a discount rate of 7.50% for June 30, 2012.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	June 30,	December 31,
	2012	2011

Balance at beginning of period	$400	$—
Additions from loans sold with servicing retained	170	415
Amortization	(45)	(15)

Fair value of MSRs at end of period	$525	$400

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              BORROWINGS

Borrowings consist of the following at June 30, 2012, December 31, 2011 and June 30, 2011 (dollars in thousands):

	June, 30	December 31,	June, 30
	2012	2011	2011

Federal Home Loan Bank fixed rate advances at June 30, 2012 with a weighted average rate of 1.82% maturing in 2013, 2014 and 2016	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	997	997	1,069

	$35,997	$35,997	$36,069

The Federal Home Loan Bank borrowings are collateralized at June 30, 2012 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $47.028 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $8.544 million and $8.992 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2012.

The USDA Rural Development borrowing is collateralized by loans totaling $.156 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.938 million, and guaranteed by the Corporation.

7.              STOCK OPTION PLANS

A summary of stock option transactions for the six months ended June 30, 2012 and 2011, and the year ended December 31, 2011, is as follows:

	June 30,	December 31,	June 30,
	2012	2011	2011

Outstanding shares at beginning of year	392,152	394,072	394,072
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(1,920)	—

Outstanding shares at end of period	392,152	392,152	394,072

Exercisable shares at end of period	148,861	148,861	150,781

Weighted average exercise price per share at end of period	$10.27	$10.27	$10.98

Shares available for grant at end of period	—	—	—

There were no options granted in the first three months of 2012 and 2011.

Following is a summary of the options outstanding and exercisable at June 30, 2012:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years

$9.16	5,000	2,000	3,000	3.46
$9.75	257,152	120,861	136,291	2.46
$10.65	50,000	10,000	40,000	4.46
$11.50	40,000	8,000	32,000	3.25
$12.00	40,000	8,000	32,000	2.96

	392,152	148,861	243,291	2.86

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2012 had a net operating loss and tax credit carryforwards for tax purposes of approximately $25.7 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $15.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax benefit of approximately $1.986 million for the June 30, 2012 six month period and $.616 million for the six months ended June 30, 2011.  The valuation allowance at June 30, 2012 was $3.4 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2012 and determined that an adjustment to the valuation was warranted.  The Corporation reduced the valuation allowance by $3.0 million since it was determined that it was “more likely than not” that these benefits would be realized.  The Corporation made this determination after a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period.  This analysis substantiated the ability to utilize these deferred tax assets.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

The following table presents information for financial instruments at June 30, 2012, December 31, 2011 and June 30, 2011(dollars in thousands):

		June 30, 2012		December 31, 2011		June 30, 2011
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$33,248	$33,248	$34,070	$34,070	$34,294	$34,294
Interest-bearing deposits	Level 2	10	10	10	10	10	10
Securities available for sale	Level 2	39,054	39,054	38,727	38,727	38,613	38,613
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 3	414,370	411,781	395,995	394,463	388,657	388,814
Accrued interest receivable	Level 2	1,303	1,303	1,261	1,261	1,326	1,326

Total financial assets		$491,045	$488,456	$473,123	$471,591	$465,960	$466,117

Financial liabilities:
Deposits	Level 2	$425,381	$425,149	$404,789	$404,821	$399,667	$400,811
Borrowings	Level 2	35,997	35,853	35,997	35,634	36,069	35,663
Accrued interest payable	Level 2	239	239	202	202	258	258

Total financial liabilties		$461,617	$461,241	$440,988	$440,657	$435,994	$436,732

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2012, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2012 and June 30, 2011 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of June 30, 2012, December 31, 2011 or June 30, 2011.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)	June 30, 2012	June 30, 2012
Assets

Impaired loans	$5,375	$—	$—	$5,375	$624	$1,012
Other real estate owned	3,518	—	—	3,518	174	185
					$798	$1,197

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets

Impaired loans	$7,993	$—	$—	$7,993	$3,200
Other real estate owned	3,162	—	—	3,162	1,137

					$4,337

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2011

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2011	(Level 1)	(Level 2)	(Level 3)	June 30, 2011	June 30, 2011
Assets

Impaired loans	$9,441	$—	$—	$9,441	$449	$875
Other real estate owned	4,806	—	—	4,806	(35)	496

					$414	$1,371

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

	June 30,	December 31,	June 30,
	2012	2011	2011
Commitments to extend credit:
Variable rate	$41,693	$28,495	$23,727
Fixed rate	15,452	15,453	11,516
Standby letters of credit - Variable rate	3,378	3,523	2,527
Credit card commitments - Fixed rate	3,226	3,019	3,094

	$63,749	$50,490	$40,864

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2012 represents $83.539 million, or 26.15%, compared to $59.587 million, or 19.49%, of the commercial loan portfolio on June 30, 2011.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  RECENT DEVELOPMENTS

On March 27, 2012, the Corporation announced that it intended to conduct a $7 million rights offering (the “Rights Offering”) to shareholders of record as of April 6, 2012.  In the Rights Offering, the Corporation distributed to its shareholders as of the record date, non-transferable subscription rights to purchase up to 1,217,391 shares of its common stock at a subscription price of $5.75 per share.  The Corporation subsequently filed a prospectus with the Securities and Exchange Commission on May 31, 2012 pursuant to which the Corporation launched the Rights Offering.  The Rights Offering expired on July 26, 2012 and shareholders purchased 1,217,390 shares in the Rights Offering, resulting in aggregate proceeds to the Corporation of $7.0 million.  The Corporation is in the process of distributing these shares.

Commensurate with the announcement of the Rights Offering, on March 27, 2012, the Corporation entered into a Securities Purchase Agreement with Steinhardt Capital Investors, LLLP (“SCI”), which was subsequently amended on May 23 and 31, 2012 (as amended, the “Securities Purchase Agreement”).  Pursuant to the Securities Purchase Agreement and contingent upon receipt of approval form the Federal Reserve, SCI agreed to purchase a number of shares of the Corporation’s common stock, depending on the outcome of the Rights Offering at the same $5.75 per share price as offering to the Corporation’s shareholders in the Rights Offering (the “SCI Investment”).  SCI received approval from the Federal Reserve in August 3, 2012.  Based upon the results of the Rights Offering, SCI purchased 922,788 shares of the Corporation’s common stock on August 10, 2012.  The proceeds to the Corporation from the Rights Offering and the SCI Investment totaled approximately $12.3 million.

The following table sets forth the Corporation’s actual (see Column A) and pro forma capitalization as of December 31, 2011 after completion of the rights offering and the SCI Investment.  The Corporation’s pro forma capitalization gives effect to the capital raised through the completion of the rights offering and the SCI Investment.

		100% Current Shareholder
		Subscription Rights Exercised
	Actual	and
	June 30, 2012	Purchase of 922,788 shares
	(A)	(B)

Capital Structure
Common shareholders’ equity	$49,352	$60,958
Preferred stock	11,000	11,000
Total shareholders’ equity	$60,352	$71,958
Total capitalization	$60,352	$71,958
Tangible capital	$60,299	$71,905

Intangible assets
Subsidiaries:
Core deposit premium	$—	$—
Other identifiable intangibles - MSRs	525	525
Total intangibles	$525	$525

Risk-Based Capital
Tier 1 Capital
Total shareholders’ equity	$60,352	$71,958
Net unrealized (gains) losses on available for sale securities	(696)	(696)
Less: disallowed deferred tax asset	(8,600)	(8,600)
Less: intangibles	(53)	(53)
Total Tier 1 Capital	$51,003	$62,609

Tier 2 Capital
Allowable reserve for loan losses (limited to 1.25% of risk-weighted assets)	$5,083	$5,083
Qualifying long-term debt	—	—
Total Tier 2 Capital	5,083	5,083
Total risk-based capital	$56,086	$67,692

Risk-weighted assets	$439,256	$439,256

Capital Ratios:
Tier 1 Capital to average assets	10.16%	12.26%
Tier 1 Capital to risk-weighted assets	11.62%	14.25%
Total Capital to risk-weighted assets	12.77%	15.41%

Average Assets (4th quarter)	$510,659	$510,659
Total Tier 1 Average Assets (excluding Deferred Tax Asset)	$502,006	$502,006

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

FINANCIAL OVERVIEW

The Corporation recorded a second quarter 2012 net income available to common shareholders of $4.141 million or $1.21 per share compared to net income of $.603 million, or $.18 per share for the second quarter of 2011.  Operating results for the second quarter of 2012 included a valuation adjustment to the deferred tax asset of $3.000 million.  Excluding the deferred tax asset, net income for the quarter was $1.141 million, or $.33 per share.

Weighted average shares outstanding totaled 3,419,736 for both periods.  The common stock warrants outstanding of 379,310 shares were dilutive, at approximately $.04 per share, for the 2012 second quarter and $.05 per share for the six month period, as the market value of our stock remained above the $4.35 strike price.

The net interest margin for the second quarter of 2012 increased to $5.019 million, or 4.30%, compared to $4.178 million, of 3.79% in the second quarter of 2011.  The six month margin in 2012 was $9.782 million, or 4.23% compared to $8.319 million, or 3.85%.

Total assets of the Corporation at June 30, 2012 were $524.366 million, up by $31.993 million, or 6.50% from the $492.373 million in total assets reported at June 30, 2011 and up by $26.055 million, or 5.22%, from total assets of $498.311 million at year-end 2011.  The loan portfolio increased $18.207 million, or 4.54%, from December 31, 2011 balances of $401.246 million.  Deposits totaled $425.381 million at June 30, 2012, an increase of $20.592 million from the $404.789 million at December 31, 2011.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $.822 million during the first half of 2012.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $.327 million from December 31, 2011 to June 30, 2012, with the balance on June 30, 2012, totaling $39.054 million.  The Corporation purchased $6.293 million of investments during the 2012 first half mainly to replace maturities and paydowns of investments.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of June 30, 2012, investment securities with an estimated fair value of $9.242 million were pledged.

Loans

Through the first half of 2012, loan balances increased by $18.207 million, or 4.54%, from December 31, 2011 balances of $401.246 million.  During the first half of 2012, the Bank had total loan production of $101 million, which included $29 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, and also SBA/USDA loan sales of $7.364 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.685 million.

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

Following is a summary of the loan portfolio at June 30, 2012, December 31, 2011 and June 30, 2011 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2012	Total	2011	Total	2011	Total
Commercial real estate	$211,506	50.42%	$199,201	49.64%	$198,285	50.22%
Commercial, financial, and agricultural	85,099	20.29	92,269	23.00	84,405	21.38
One to four family residential real estate	84,665	20.19	77,332	19.27	79,013	20.01
Construction:
Consumer	5,595	1.33	5,774	1.44	23,062	5.84
Commercial	22,793	5.43	19,745	4.92	4,181	1.06
Consumer	9,795	2.34	6,925	1.73	5,866	1.49
Total loans	$419,453	100.00%	$401,246	100.00%	$394,812	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2012, December 31, 2011 and June 30, 2011 (dollars in thousands):

	June 30, 2012			December 31, 2011			June 30, 2011
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$83,539	26.15%	138.42%	$75,391	24.22%	135.53%	$59,587	19.49%	108.77%
Hospitality and tourism	36,557	11.45	60.57	33,306	10.70	59.87	33,467	10.94	61.09
Commercial construction	22,793	7.14	37.77	19,745	6.34	35.50	23,062	7.54	42.10
Lessors of nonresidential buildings	13,358	4.18	22.13	16,499	5.30	29.66	16,316	5.34	29.78
Real estate agents and managers	12,860	4.03	21.31	10,617	3.41	19.09	14,909	4.88	27.21
Other	150,291	47.05	249.02	155,657	50.02	279.83	158,411	51.81	289.16

Total Commercial Loans	$319,398	100.00%		$311,215	100.00%		$305,752	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2012.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2012, our residential loan portfolio totaled $84.665 million, or 20.19% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $1.991 million at the end of December 31, 2011 to $1.736 million at June 30, 2012.  The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the six months ended June 30, 2012 amounted to $.813 million, or .20% of average loans outstanding, compared to $1.058 million, or .28% of average loans outstanding, for the same period in 2011.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011
Nonperforming Assets:
Nonaccrual Loans	$5,375	$5,490	$7,639
Loans past due 90 days or more	—	—	—
Restructured loans	—	2,503	1,802
Total nonperforming loans	5,375	7,993	9,441
Other real estate owned	3,518	3,162	4,806
Total nonperforming assets	$8,893	$11,155	$14,247
Nonperforming loans as a % of loans	1.28%	1.99%	2.39%
Nonperforming assets as a % of assets	1.70%	2.24%	2.89%
Reserve for Loan Losses:
At period end	$5,083	$5,251	$6,155
As a % of loans	1.21%	1.35%	1.56%
As a % of nonperforming loans	94.57%	65.69%	65.19%
As a % of nonaccrual loans	94.57%	95.65%	80.57%
Texas ratio*	13.59%	18.43%	23.38%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $8.893 million have been reduced in 2012 by $2.262 million from the $11.155 million at 2011 year end.  This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	June 30, 2012	December 31, 2011	June 30, 2011

Total loans, at period end	$419,453	$401,246	$394,812
Average loans for the year	$413,467	$388,115	$379,153

	For the Period Ended
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2012	December 31, 2011	June 30, 2011

Net charge-offs during the period	$813	$3,662	$1,058
Net charge-offs to average loans	.20%	.94%	.28%
Net charge-offs to beginning allowance balance	15.48%	55.38%	16.00%

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

As of June 30, 2012, the allowance for loan losses represented 1.21% of total loans.  At June 30, 2012, the allowance included specific reserves in the amount of $1.196 million, as compared to $1.200 million at December 31, 2011 and $2.389 million at June 30, 2011.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30 2012	December 31, 2011	June 30, 2011

Balance at beginning of period	$3,162	$5,562	$5,562
Other real estate transferred from loans due to foreclosure	685	4,194	2,105
Other real estate sold	(144)	(5,457)	(2,429)
Writedowns on other real estate held for sale	(174)	(855)	(496)
Loss on sale of other real estate held for sale	(11)	(282)	64

Balance at end of period	$3,518	$3,162	$4,806

During the second quarter of 2012, the Corporation received real estate in lieu of loan payments of $.685 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first six months of 2012.  Total deposits increased by $20.592 million, or 5.09%, in the first half of 2012.  The increase in deposits for the first half of 2012 is composed of an increase in noncore deposits of $11.383 million and an increase in core deposits of $9.389 million.  In 2012, the rate of growth on core deposits slowed from that experienced in recent years.  The Corporation, as part of an overall strategy to increase interest margins, reduced rates on some of its deposits to be more in line with competitors.  This has resulted in slower core deposit growth and some migration of deposit dollars to short-term certificates of deposit.  Management will continue to monitor deposit flows and adjust rates when it is deemed necessary to maintain or increase core deposits.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2012	% of Total	2011	% of Total	2011	% of Total

Noninterest bearing	$59,872	14.07%	$51,273	12.67%	$49,769	12.45%
NOW, money market, checking	143,795	33.80	152,563	37.69	149,448	37.40
Savings	14,248	3.35	14,203	3.51	16,526	4.13
Certificates of Deposit <$100,000	140,018	32.92	130,685	32.28	114,215	28.58
Total core deposits	357,933	84.14	348,724	86.15	329,958	82.56

Certificates of Deposit >$100,000	25,975	6.11	23,229	5.74	23,102	5.78
Brokered CDs	41,473	9.75	32,836	8.11	46,607	11.66
Total non-core deposits	67,448	15.86	56,065	13.85	69,709	17.44

Total deposits	$425,381	100.00%	$404,789	100.00%	$399,667	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2012, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.53 years and a weighted average rate of 1.82% at June 30, 2012.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity increased $5.089 million from December 31, 2011 to June 30, 2012.  Contributing to the increase in shareholders’ equity was net income of $4.639 million, an increase in the market value of securities of $.371 million and the accretion of the discount on preferred stock of $.079 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $4.639 million, or $1.36 per share, in the first half of 2012, compared to $.859 million or $.25 per share for the first half of 2011.  Fully diluted earnings per share amounted to $1.31 per share for the 2012 six-month period and $.25 per share in 2011.  The warrants outstanding were more dilutive in 2012 due to the increased market value of our common stock.  The first half results include a valuation adjustment to the deferred tax asset of $3 million, a provision for loan losses of $.645 million and OREO writedowns and losses of $.185 million.  Operating results for the same period in 2011 include a $.600 million provision for loan losses, and $.432 million of OREO writedowns and losses.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.038 million, 4.32% of average earning assets, in the second quarter of 2012, compared to $4.201 million, and 3.81% of average earning assets, in the second quarter of 2011.  In the first six months of 2012, net interest margin increased to $9.821 million, 4.25% of average earning assets, compared to $8.367 million, 3.87 % of average earning assets, for the same period in 2011.  Margin improvement in 2012 was primarily due to a reduction in funding costs between periods.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2012-2011
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2012	2011	(Decrease)	2012	2011	2012	2011	Variance	Variance	Variance	Variance

Loans (1,2,3)	$422,888	$378,250	$44,638	5.63%	5.57%	$5,917	$5,254	$663	$618	$53	$(8)
Taxable securities	37,306	37,248	58	2.57	3.14	238	292	(54)	—	(54)	—
Nontaxable securities (2)	852	849	3	4.72	4.72	11	10	1	—	—	1
Federal funds sold	5,363	22,286	(16,923)	.22	.13	3	7	(4)	(5)	5	(4)
Other interest-earning assets	3,070	3,753	(683)	3.54	2.56	27	24	3	(4)	9	(2)
Total earning assets	469,479	442,386	27,093	5.31	5.07	6,196	5,587	609	609	13	(13)
Reserve for loan losses	(5,187)	(6,135)	948
Cash and due from banks	20,737	29,608	(8,871)
Fixed Assets	9,933	9,693	240
Other Real Estate	3,483	4,721	(1,238)
Other assets	13,236	14,208	(972)
Total assets	$511,681	$494,481	$17,200

NOW and money market deposits	$115,500	$123,819	$(8,319)	.36%	.70%	$102	$216	$(114)	$(14)	$(106)	$6
Interest checking	31,042	25,993	5,049.47		1.02	36	66	(30)	13	(36)	(7)
Savings deposits	13,114	17,123	(4,009)	.09	.23	3	10	(7)	(2)	(6)	1
CDs <$100,000	139,214	110,175	29,039	1.79	1.85	620	508	112	134	(16)	(6)
CDs >$100,000	24,780	22,569	2,211	1.74	1.69	107	95	12	9	3	—
Brokered deposits	33,744	59,861	(26,117)	1.47	2.24	123	335	(212)	(146)	(116)	50
Borrowings	35,997	36,069	(72)	1.87	1.73	167	156	11	—	12	(1)
Total interest-bearing liabilities	393,391	395,609	(2,218)	1.18	1.41	1,158	1,386	(228)	(6)	(265)	43
Demand deposits	59,264	42,009	17,255
Other liabilities	3,111	2,725	386
Shareholders’ equity	55,915	54,138	1,777
Total liabilities and shareholders’ equity	$511,681	$494,481	$17,200
Rate spread				4.13%	3.66%
Net interest margin/revenue				4.32%	3.81%	$5,038	$4,201	$837	$615	$278	$(56)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

	Six Months Ended
								2012-2011
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2012	2011	(Decrease)	2012	2011	2012	2011	Variance	Variance	Variance	Variance

Loans (1,2,3)	$413,467	$379,153	$34,314	5.62%	5.56%	$11,547	$10,454	$1,093	$949	$89	$37
Taxable securities	37,144	34,773	2,371	2.72	3.33	502	574	(72)	39	(112)	(6)
Nontaxable securities (2)	853	852	1	4.95	4.97	21	21	—	—	—	—
Federal funds sold	10,044	16,978	(6,934)	.16	.17	8	14	(6)	(6)	—	—
Other interest-earning assets	3,070	3,946	(876)	3.08	2.56	47	50	(3)	(11)	9	(2)
Total earning assets	464,578	435,702	28,876	5.25	5.14	12,125	11,113	1,012	970	(13)	29
Reserve for loan losses	(5,214)	(6,410)	1,196
Cash and due from banks	21,477	28,437	(6,960)
Fixed Assets	9,879	9,689	190
Other Real Estate	3,339	4,821	(1,482)
Other assets	13,487	14,475	(988)
Total assets	$507,546	$486,714	$20,832

NOW and money market deposits	$118,949	$121,937	$(2,988)	.37%	.74%	$218	$450	$(232)	$(11)	$(228)	$7
Interest checking	30,655	24,918	5,737.51		1.10	78	136	(58)	31	(73)	(16)
Savings deposits	13,108	17,430	(4,322)	.11	.25	7	22	(15)	(5)	(13)	3
CDs <$100,000	136,815	103,492	33,323	1.79	1.87	1,218	961	257	310	(43)	(11)
CDs >$100,000	24,451	22,347	2,104	1.73	1.71	210	190	20	18	1	1
Brokered deposits	33,290	63,102	(29,812)	1.47	2.21	244	691	(447)	(327)	(230)	110
Borrowings	35,997	36,069	(72)	1.84	1.65	329	296	33	(1)	33	1
Total interest-bearing liabilities	393,265	389,295	3,970	1.18	1.42	2,304	2,746	(442)	15	(553)	95
Demand deposits	55,686	40,961	14,725
Other liabilities	2,929	2,453	476
Shareholders’ equity	55,666	54,005	1,661
Total liabilities and shareholders’ equity	$507,546	$486,714	$20,832
Rate spread				4.06%	3.72%
Net interest margin/revenue				4.23%	3.87%	$9,821	$8,367	$1,454	$955	$540	$(66)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

We are now into the third year of a low interest rate environment.  The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits.  This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis, from 3.87% in the first six months of 2011 to 4.23% in the first six months of 2012.

During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first half of 2012, the Corporation determined through this analysis that a $.645 million provision for loan loss was required, compared to $.600 million in the first half of 2011.  Impacting the loan loss provision for the six month period in 2012 were net charge-offs of $.813 million.

Other Income

Other income decreased by $.014 million for the six months ended June 30, 2012, compared to the six months ended June 30, 2011.  In the first half of 2012, revenue due to 1-4 family loans produced and sold in the secondary market, amounted to $.524 million compared to $.199 million a year ago.  We expect to continue to benefit from secondary market activity in future periods.  SBA/USDA loan sale gains amounted to $.620 million in the first half of 2012, compared to $1.186 million for the same period in 2011.  Service fees and other noninterest income decreased slightly between periods largely because of lower NSF fees, which we believe will continue due to customers being more diligent in managing their accounts.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent

Deposit service fees	$189	$219	$(30)	(13.70)%	$383	$436	$(53)	(12.16)
Income from secondary market loans sold	226	120	106	88.33	524	199	325	163.32
SBA/USDA loan sale gains	620	950	(330)	(34.74)	620	1,186	(566)	(47.72)
Mortgage servicing income	115	—	115	100.00	200	—	200	100.00
Other noninterest income	155	59	96	162.71	184	104	80	76.92

Total other income	$1,305	$1,348	$(43)	(3.19)%	$1,911	$1,925	$(14)	(.73)

Other Expense

Other expenses increased $.253 million for the six months ended June 30, 2012, compared to the same period in 2011.  The most significant increases in other expense were in salaries and benefits and professional services.  During the first half of 2012, the Corporation recorded write-downs and net losses on OREO properties of $.185, compared to $.432 million for the same period in 2011.  Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.

The following table details other expense for the three and six months ended June 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	Dollars	Percentage	2012	2011	Dollars	Percentage
Salaries and employee benefits	$2,003	$1,806	$197	10.91%	$3,978	$3,630	$348	9.59%
Occupancy	335	349	(14)	(4.01)	680	714	(34)	(4.76)
Furniture and equipment	219	221	(2)	(.90)	447	415	32	7.71
Data processing	258	179	79	44.13	486	355	131	36.90
Professional service fees	310	232	78	33.62	490	385	105	27.27
Loan and deposit	338	252	86	34.13	479	431	48	11.14
Writedowns and losses on other real estate held for sale	174	(35)	209	(597.14)	185	432	(247)	(57.18)
FDIC insurance premiums	159	255	(96)	(37.65)	318	540	(222)	(41.11)
Telephone	57	58	(1)	(1.72)	112	109	3	2.75
Advertising	98	111	(13)	(11.71)	196	199	(3)	(1.51)
Other	256	301	(45)	(14.95)	670	578	92	15.92
Total other expense	$4,207	$3,729	$478	12.82%	$8,041	$7,788	$253	3.25%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2012 had a net operating loss and tax credit carryforwards for tax purposes of approximately $25.7 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $15.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax benefit of approximately $1.986 million for the June 30, 2012 six month period and $.616 million for the six months ended June 30, 2011.  The valuation allowance at June 30, 2012 was $3.4 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2012 and determined that an adjustment to the valuation was warranted.  The Corporation reduced the valuation allowance by $3.0 million since it was determined that it was “more likely than not” that these benefits would be realized.  The Corporation made this determination after a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period.  This analysis substantiated the ability to utilize these deferred tax assets.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

Current balance sheet liquidity consists of $33.248 million in cash and due from balances, $29.130 million of unpledged investment securities.  The Corporation has also experienced significant deposit inflows during the six three months of 2012.  Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.

During the first six months of 2012, the Corporation decreased cash and cash equivalents by $.822 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net increase in loans of $19.755 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $20.592 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At June 30, 2012, the Bank’s core deposits in relation to total funding were 91.92% compared to 75.72% at June 30, 2011.  These ratios indicated at June 30, 2012, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2012, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of June 30, 2012, the Corporation and Bank were well capitalized.  During the first half of 2012, total capitalization increased by $6.089 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2012	2011	2011

Capital Structure
Shareholders’ equity	$49,352	$44,342	$43,973
Preferred stock	11,000	10,921	10,811
Total shareholders’ equity	$60,352	$55,263	$54,784
Total capitalization	$60,352	$55,263	$54,784
Tangible capital	$60,299	$55,263	$54,784

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	525	400	—
Total intangibles	$525	$400	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$60,352	$55,263	$54,784
Net unrealized (gains) losses on available for sale securities	(696)	(325)	(550)
Less: disallowed deferred tax asset	(8,600)	(6,500)	(8,100)
Less: intangibles	(53)	(40)	—
Total Tier 1 capital	$51,003	$48,398	$46,134
Tier 2 Capital:
Allowable reserve for loan losses	$5,083	$5,206	$5,071
Qualifying long-term debt	—	—	—
Total Tier 2 capital	5,083	5,206	5,071
Total capital	$56,086	$53,604	$51,205
Risk-adjusted assets	$439,256	$416,423	$404,593

Capital ratios:
Tier 1 Capital to average assets	10.16%	10.08%	9.50%
Tier 1 Capital to risk weighted assets	11.61%	11.62%	11.40%
Total Capital to risk weighted assets	12.77%	12.87%	12.66%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2012	11.51%	11.50%	10.16%	11.61%	12.77%
June 30, 2011	11.13%	11.13%	9.50%	11.40%	12.66%

The Bank:
June 30, 2012	10.87%	10.86%	9.52%	10.89%	12.04%
June 30, 2011	10.22%	10.22%	8.51%	10.21%	11.46%

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

The Corporation has established interest rate floors on approximately $182 million, or 57% of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $98 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $83 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $39.054 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $218 million of transactional accounts, of which $60 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at June 30, 2012 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$289,112	$9,093	$41,299	$79,949	$419,453
Securities	902	2,539	25,825	9,788	39,054
Other (1)	—	—	—	3,060	3,060

Total interest-earning assets	290,014	11,632	67,124	92,797	461,567

Interest-bearing obligations:
NOW, money market, savings, interest checking	217,915	—	—	—	217,915
Time deposits	19,765	47,295	98,706	227	165,993
Brokered CDs	—	3,629	37,844	—	41,473
Borrowings	—	—	35,000	997	35,997

Total interest-bearing obligations	237,680	50,924	171,550	1,224	461,378

Gap	$52,334	$(39,292)	$(104,426)	$91,573	$189

Cumulative gap	$52,334	$13,042	$(91,384)	$189

(1)         Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2012, the Corporation had a cumulative asset sensitivity gap position of $13.042 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2012	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)