Form 10-Q/A
period 2012-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2012-08-29
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q/A

(Amendment No. 1)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months, (or for such shorter periods that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒  No☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐  No☒

As of June 30, 2012, there were outstanding 3,419,736 shares of the registrant’s common stock, no par value.

Explanatory Note

This Form 10-Q/A amends the Quarterly Report on Form 10-Q of Mackinac Financial Corporation for the quarter ended June 30, 2012 filed on August 14, 2012 (the “Form 10-Q”) for the sole purpose of furnishing the Interactive Data File as Exhibit 101 in accordance with Rule 405(a)(2) of Regulation S-T.

No other changes have been made to the Form 10-Q for the period ended June 30, 2012.  This Form 10-Q/A speaks as of the original filing date of the Form 10-Q, does not reflect any events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures in the Form 10-Q.

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 29, 2012	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)