Form 10-Q
period 2012-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2012-11-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

As of September 30, 2012, there were outstanding 5,559,914 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2012 (Unaudited), December 31, 2011 and September 30, 2011 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Nine Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2012 (Unaudited) and September 30, 2011 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	43

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	44

Item 6.	Exhibits and Reports on Form 8-K	44

SIGNATURES		45

MACKINAC FINANCIAL CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2012	2011	2011
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$31,403	$20,071	$30,122
Federal funds sold	16,002	13,999	12,000
Cash and cash equivalents	47,405	34,070	42,122

Interest-bearing deposits in other financial institutions	10	10	10
Securities available for sale	42,476	38,727	37,022
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	329,891	311,215	299,135
Mortgage	93,446	83,106	86,500
Consumer	10,621	6,925	6,268
Total Loans	433,958	401,246	391,903
Allowance for loan losses	(5,186)	(5,251)	(5,838)
Net loans	428,772	395,995	386,065

Premises and equipment	10,744	9,627	9,507
Other real estate held for sale	3,511	3,162	5,212
Deferred tax asset	9,670	8,427	8,349
Other assets	5,469	5,233	7,251

TOTAL ASSETS	$551,117	$498,311	$498,598

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$62,306	$51,273	$53,736
NOW, money market, interest checking	152,286	152,563	157,596
Savings	15,783	14,203	15,618
CDs<$100,000	142,125	130,685	119,893
CDs>$100,000	25,390	23,229	24,138
Brokered	41,473	32,836	34,077
Total deposits	439,363	404,789	405,058

Borrowings	35,925	35,997	35,997
Other liabilities	2,884	2,262	2,064
Total liabilities	478,172	443,048	443,119

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value: Authorized 500,000 shares, Issued and outstanding - 11,000 shares	11,000	10,921	10,866
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 5,559,914, 3,419,736, and 3,419,736 shares respectively	55,047	43,525	43,525
Retained earnings	6,028	492	607
Accumulated other comprehensive income	870	325	481

Total shareholders’ equity	72,945	55,263	55,479

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$551,117	$498,311	$498,598

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,803	$5,584	$17,256	$15,918
Tax-exempt	28	35	90	114
Interest on securities:
Taxable	226	304	728	878
Tax-exempt	6	7	20	21
Other interest income	41	26	96	89
Total interest income	6,104	5,956	18,190	17,020

INTEREST EXPENSE:
Deposits	1,011	1,091	2,986	3,540
Borrowings	163	156	492	452
Total interest expense	1,174	1,247	3,478	3,992

Net interest income	4,930	4,709	14,712	13,028
Provision for loan losses	150	400	795	1,000
Net interest income after provision for loan losses	4,780	4,309	13,917	12,028

OTHER INCOME:
Deposit service fees	155	180	538	616
Income from secondary market loans sold	320	195	844	394
SBA/USDA loan sale gains	506	283	1,126	1,469
Mortgage servicing income	92	300	292	300
Other	76	48	260	152
Total other income	1,149	1,006	3,060	2,931

OTHER EXPENSE:
Salaries and employee benefits	2,063	1,811	6,041	5,441
Occupancy	370	334	1,050	1,048
Furniture and equipment	213	197	660	612
Data processing	253	177	739	532
Professional service fees	210	165	700	550
Loan and deposit	195	288	674	719
Writedowns and losses on other real estate held for sale	265	296	450	728
FDIC insurance assessment	36	215	354	755
Telephone	56	51	168	160
Advertising	96	93	292	292
Other	610	333	1,280	912
Total other expenses	4,367	3,960	12,408	11,749

Income before provision for income taxes	1,562	1,355	4,569	3,210
Provision for (benefit of) income taxes	528	455	(1,458)	1,071

NET INCOME	1,034	900	6,027	2,139

Preferred dividend and accretion of discount	137	193	491	573

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$897	$707	$5,536	$1,566

INCOME PER COMMON SHARE:
Basic	$.19	$.21	$1.44	$.46
Diluted	$.18	$.20	$1.39	$.45

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Net income	$1,034	$900	$6,027	$2,139

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains (losses) arising during the period	264	(103)	827	(197)
Less: reclassification adjustment for gains(losses) included in net income	—	—	—	—
Net securities gain (loss) during the period	264	(103)	827	(197)
Tax effect	(90)	35	(282)	67
Net of tax	174	(68)	545	(130)

Comprehensive income	$1,208	$832	$6,572	$2,009

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2012			2011
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$11,000	$49,352	$60,352	$10,811	$43,973	$54,784

Net income for period	—	1,034	1,034	—	900	900
Net unrealized gain (loss) on securities available for sale	—	174	174	—	(68)	(68)
Total comprehensive income (loss)	—	1,208	1,208	—	832	832
Issuance of common stock	—	11,506	11,506	—	—	—
Stock option compensation	—	16	16	—	—	—
Dividend on preferred stock	—	(137)	(137)	—	(138)	(138)
Rounding	—	—	—	—	1	1
Accretion of preferred stock discount	—	—	—	55	(55)	—
Balance, end of period	$11,000	$61,945	$72,945	$10,866	$44,613	$55,479

	Nine Months Ended
	September 30,
	2012			2011
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$10,921	$44,342	$55,263	$10,706	$43,176	$53,882

Net income for period	—	6,027	6,027	—	2,139	2,139
Net unrealized gain (loss) on securities available for sale	—	545	545	—	(130)	(130)
Total comprehensive income (loss)	—	6,572	6,572	—	2,009	2,009
Issuance of common stock	—	11,506	11,506	—	—	—
Stock option compensation	—	16	16	—	—	—
Dividend on preferred stock	—	(412)	(412)	—	(413)	(413)
Rounding	—	—	—	—	1	1
Accretion of preferred stock discount	79	(79)	—	160	(160)	—
Balance, end of period	$11,000	$61,945	$72,945	$10,866	$44,613	$55,479

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash Flows from Operating Activities:
Net income	$6,027	$2,139
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	1,152	1,094
Provision for loan losses	795	1,000
Provision (benefit of) for income taxes	(1,458)	1,071
(Gain) on sale of secondary market loans	(641)	(260)
Origination of secondary market loans held for sale	(45,605)	(21,619)
Proceeds from secondary market loans held for sale	46,246	22,013
(Gain) loss on sale of premises, equipment, and other real estate held for sale	12	178
Writedown of other real estate held for sale	474	550
Stock option compensation	16	—
Change in other assets	(315)	(2,315)
Change in other liabilities	622	98
Net cash provided by operating activities	7,325	3,949

Cash Flows from Investing Activities:
Net increase in loans	(34,652)	(14,855)
Net increase in interest-bearing deposits in other financial institutions	—	703
Purchase of securities available for sale	(11,031)	(15,206)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	7,848	11,567
Capital expenditures	(1,929)	(663)
Redemption of FHLB stock	—	363
Proceeds from sale of premises, equipment, and other real estate	178	3,751
Net cash provided by (used in) investing activities	(39,586)	(14,340)

Cash Flows from Financing Activities:
Net increase in deposits	34,574	18,279
Net proceeds from stock issuance	11,506	—
Principal payments on borrowings	(72)	(72)
Dividend on preferred stock	(412)	(413)
Net cash provided by financing activities	45,596	17,794

Net increase (decrease) in cash and cash equivalents	13,335	7,403
Cash and cash equivalents at beginning of period	34,070	34,719

Cash and cash equivalents at end of period	$47,405	$42,122

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,020	$3,525
Income taxes	75	75

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	1,013	4,129
(net of adjustments made through the allowance for loan losses)

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.     SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

The Corporation has three various stock compensation plans which are now expired.  One plan was approved during 2000 and applied to officers, employees, and nonemployee directors.  This plan was amended as a part of the December 2004 stock offering and recapitalization.  The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587.   The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997.  A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under these plans.  Options under all of the plans were granted at the discretion of a committee of the Corporation’s Board of Directors.  Options to purchase shares of the Corporation’s stock were granted at a price equal to the market price of the stock at the date of grant.  The committee determined the vesting of the options when they were granted as established under the plan.

In May 22, 2012, the Company’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 757,848.

On August 31, 2012, the Company granted 148,500 RSUs to certain members of management and all outside directors at the market value of the stock, which was $7.91.  The RSUs were awarded at no cost to the employee and vest ratably over a four-year period.  Compensation cost to be recognized over the four —year vesting period, net of income tax, is $.736 million.  As of September 30, 2012, none of the RSUs were vested and unrecognized compensation expense, net of income tax, is approximately $.711 million.

2.     EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if outstanding stock options and warrants were exercised and stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
(Numerator):
Net income	$1,034	$900	$6,027	$2,139
Preferred stock dividends and accretion of discount	137	193	491	573
Net income available to common shareholders	$897	$707	$5,536	$1,566
(Denominator):
Weighted average shares outstanding - basic	4,722,029	3,419,736	3,857,002	3,419,736
Dilutive effect of stock options	—	—	—	—
Dilutive effect of common stock warrants	136,186	89,845	119,850	83,611
Weighted average shares outstanding - diluted	4,858,215	3,509,581	3,976,852	3,503,347
Income per common share:
Basic	$.19	$.21	$1.44	$.46
Diluted	$.18	$.20	$1.39	$.45

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.     INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2012, December 31, 2011 and September 30, 2011 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2012

US Agencies - MBS	$8,282	$388	$—	$8,670
US Agencies	10,303	154	—	10,457
Corporate Bonds	17,180	232	(9)	17,403
Obligations of states and political subdivisions	5,391	557	(2)	5,946

Total securities available for sale	$41,156	$1,331	$(11)	$42,476

December 31, 2011

US Agencies - MBS	$11,111	$387	$—	$11,498
US Agencies	10,407	168	—	10,575
Corporate Bonds	8,314	—	(136)	8,178
Obligations of states and political subdivisions	5,448	110	(2)	5,556
Other asset backed	2,954	—	(34)	2,920

Total securities available for sale	$38,234	$665	$(172)	$38,727

September 30, 2011

US Agencies - MBS	$15,087	$523	$—	$15,610
US Agencies	10,443	190	—	10,633
Corporate Bonds	5,256	—	(99)	5,157
Obligations of states and political subdivisions	5,507	118	(3)	5,622

Total securities available for sale	$36,293	$831	$(102)	$37,022

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $7.377 million and $7.786 million, respectively, at September 30, 2012.

4.     LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011

Commercial real estate	$224,061	$199,201	$195,079
Commercial, financial, and agricultural	84,073	92,269	84,285
One to four family residential real estate	86,643	77,332	78,759
Construction :
Consumer	6,803	5,774	7,741
Commerical	21,757	19,745	19,771
Consumer	10,621	6,925	6,268

Total loans	$433,958	$401,246	$391,903

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS (Continued)

An analysis of the allowance for loan losses for the three and nine months ended September 30, 2012, and 2011 is as follows (dollars in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Balance at beginning of period	$5,083	$6,155	$5,251	$6,613
Recoveries on loans previously charged off	13	22	231	43
Loans charged off	(60)	(739)	(1,091)	(1,818)
Provision	150	400	795	1,000

Balance at end of period	$5,186	$5,838	$5,186	$5,838

In the first nine months of 2012, net charge off activity was $.860 million, or .28% of average loans outstanding compared to net charge-offs of $1.775 million, or .62% of average loans, in the same period in 2011.   In the first nine months of 2012, the Corporation recorded a provision for loan loss of $.795 million compared to $1.000 million in the first nine months of 2011.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2012 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2012
Allowance for loan loss reserve:
Beginning balance ALLR	$2,784	$888	$218	$1,083	$—	$—	$110	$5,083
Charge-offs	(36)	—	—	(23)	—	(1)	—	(60)
Recoveries	10	1	—	—	—	2	—	13
Provision	90	(114)	(33)	177	—	(1)	31	150
Ending balance ALLR	$2,848	$775	$185	$1,237	$—	$—	$141	$5,186

Nine Months Ended September 30, 2012
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251
Charge-offs	(726)	(24)	(6)	(319)	—	(16)	—	(1,091)
Recoveries	27	188	—	5	—	11	—	231
Provision	724	(468)	(16)	437	—	5	113	795
Ending balance ALLR	$2,848	$775	$185	$1,237	$—	$—	$141	$5,186

At September 30,2012
Loans:
Ending balance	$224,061	$84,073	$21,757	$86,643	$6,803	$10,621	$—	$433,958
Ending balance ALLR	(2,848)	(775)	(185)	(1,237)	—	—	(141)	(5,186)
Net loans	$221,213	$83,298	$21,572	$85,406	$6,803	$10,621	$(141)	$428,772

Ending balance ALLR:
Individually evaluated	$1,198	$145	$11	$277	$—	$—	$—	$1,631
Collectively evaluated	1,650	630	174	960	—	—	141	3,555
Total	$2,848	$775	$185	$1,237	$—	$—	$141	$5,186

Ending balance Loans:
Individually evaluated	$22,571	$5,997	$858	$1,248	$—	$10	$—	$30,684
Collectively evaluated	201,490	78,076	20,899	85,395	6,803	10,611	—	403,274
Total	$224,061	$84,073	$21,757	$86,643	$6,803	$10,621	$—	$433,958

Impaired loans, by definition, are individually evaluated.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(2,267)	(579)	(412)	(490)	—	(52)	—	(3,800)
Recoveries	32	21	75	1	—	9	—	138
Provision	1,598	619	155	(19)	—	43	(96)	2,300
Ending balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251

Loans:
Ending balance	$199,201	$92,269	$19,745	$77,332	$5,774	$6,925	$—	$401,246
Ending balance ALLR	(2,823)	(1,079)	(207)	(1,114)	—	—	(28)	(5,251)
Net loans	$196,378	$91,190	$19,538	$76,218	$5,774	$6,925	$(28)	$395,995

Ending balance ALLR:
Individually evaluated	$926	$160	$—	$114	$—	$—	$—	$1,200
Collectively evaluated	1,897	919	207	1,000	—	—	28	4,051
Total	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251

Ending balance Loans:
Individually evaluated	$13,628	$1,707	$—	$1,930	$—	$—	$—	$17,265
Collectively evaluated	185,573	90,562	19,745	75,402	5,774	6,925	—	383,981
Total	$199,201	$92,269	$19,745	$77,332	$5,774	$6,925	$—	$401,246

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2011 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2011
Allowance for loan loss reserve:
Beginning balance ALLR	$2,952	$1,154	$263	$1,786	$—	$—	$—	$6,155
Charge-offs	(539)	(155)	—	(11)	—	(34)	—	(739)
Recoveries	7	12	—	—	—	3	—	22
Provision	1,039	(175)	(63)	(432)	—	31	—	400
Ending balance ALLR	$3,459	$836	$200	$1,343	$—	$—	$—	$5,838

Nine Months Ended September 30, 2011
Allowance for loan loss reserve:
Beginning balance ALLR	$3,460	$1,018	$389	$1,622	$—	$—	$124	$6,613
Charge-offs	(883)	(562)	(62)	(266)	—	(45)	—	(1,818)
Recoveries	21	14	—	—	—	8	—	43
Provision	861	366	(127)	(13)	—	37	(124)	1,000
Ending balance ALLR	$3,459	$836	$200	$1,343	$—	$—	$—	$5,838

At September 30, 2011
Loans:
Ending balance	$195,079	$84,285	$19,771	$78,759	$7,741	$6,268	$—	$391,903
Ending balance ALLR	(3,459)	(836)	(200)	(1,343)	—	—	—	(5,838)
Net loans	$191,620	$83,449	$19,571	$77,416	$7,741	$6,268	$—	$386,065

Ending balance ALLR:
Individually evaluated	$1,583	$26	$16	$367	$—	$—	$—	$1,992
Collectively evaluated	1,876	810	184	976	—	—	—	3,846
Total	$3,459	$836	$200	$1,343	$—	$—	$—	$5,838

Ending balance Loans:
Individually evaluated	$15,090	$1,730	$1,236	$2,285	$—	$—	$—	$20,341
Collectively evaluated	179,989	82,555	18,535	76,474	7,741	6,268	—	371,562
Total	$195,079	$84,285	$19,771	$78,759	$7,741	$6,268	$—	$391,903

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

Commercial construction loans in the amount of $3.882 million and $3.694 million a periods ended September 30, 2012 and December 31, 2011 respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of September 30, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,372	$19,939	$72,647	$105,736	$16,784	$5,374	$209	$—	$224,061
Commercial, financial and agricultural	4,306	5,517	25,932	42,097	4,320	1,901	—	—	84,073
Commercial construction	—	988	5,039	9,995	761	1,092	—	3,882	21,757
One to four family residential real estate	—	1,979	3,586	4,703	—	709	—	75,666	86,643
Consumer construction	—	—	—	—	—	—	—	6,803	6,803
Consumer	—	362	71	233	—	3	—	9,952	10,621

Total loans	$7,678	$28,785	$107,275	$162,764	$21,865	$9,079	$209	$96,303	$433,958

Below is a breakdown of loans by risk category as of December 31, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,083	$16,946	$47,154	$118,259	$5,198	$7,642	$919	$—	$199,201
Commercial, financial and agricultural	4,416	7,875	17,738	60,498	201	1,541	—	—	92,269
Commercial construction	209	552	4,542	10,415	313	20	—	3,694	19,745
One-to-four family residential real estate	—	—	3,359	5,910	2,023	—	—	66,040	77,332
Consumer construction	—	—	—	—	—	—	—	5,774	5,774
Consumer	—	—	105	599	—	—	—	6,221	6,925

Total loans	$7,708	$25,373	$72,898	$195,681	$7,735	$9,203	$919	$81,729	$401,246

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

Below is a breakdown of loans by risk category as of September 30, 2011 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,555	$16,988	$46,123	$113,406	$5,032	$7,971	$2,239	$(235)	$195,079
Commercial, financial and agricultural	2,927	9,242	18,403	51,559	206	1,556	—	392	84,285
Commercial construction	212	556	5,968	11,482	1,553	—	—	—	19,771
One to four family residential real estate	—	3,330	3,163	5,992	—	2,289	—	63,985	78,759
Consumer construction	—	—	—	—	—	20	—	7,721	7,741
Consumer	—	—	113	583	—	—	—	5,572	6,268

Total loans	$6,694	$30,116	$73,770	$183,022	$6,791	$11,836	$2,239	$77,435	$391,903

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  The interest income recorded during impairment and that which would have been recognized was $.017 million and $.072 million for the three months ended September 30, 2012, and $.054 and $.246 for the nine months ended September 30, 2012.  For the three months ended September 30, 2011, the amounts were $.030 million and $.099 million and for the nine month period in 2011, the amounts were $.098 million and $.370 million.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2012

With no valuation reserve:
Commercial real estate	$530	$—	$533	$1,135	$—	$—	$9	$—	$32
Commercial, financial and agricultural	—	—	—	1,063	—	—	—	—	18
Commercial construction	676	—	676	676	—	—	5	—	9
One to four family residential real estate	156	—	384	818	—	—	4	—	28
Consumer construction	15	—	15	16	—	—	—	—	1
Consumer	—	—	—	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,161	$—	$3,177	$3,663	$937	$17	$42	$54	$136
Commercial, financial and agricultural	287	—	281	398	90	—	4	—	12
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	462	—	267	463	188	—	8	—	10
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	3	—	1	3	3	—	—	—	—

Total:
Commercial real estate	$3,691	$—	$3,710	$4,798	$937	$17	$51	$54	$168
Commercial, financial and agricultural	287	—	281	1,461	90	—	4	—	30
Commercial construction	676	—	676	676	—	—	5	—	9
One to four family residential real estate	618	—	651	1,281	188	—	12	—	38
Consumer construction	15	—	15	16	—	—	—	—	1
Consumer	3	—	1	3	3	—	—	—	—
Total	$5,290	$—	$5,334	$8,235	$1,218	$17	$72	$54	$246

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2011

With no valuation reserve:
Commercial real estate	$438	$—	$269	$438	$—	$—	$2	$24	$16
Commercial, financial and agricultural	—	—	—	—	—	—	(2)	—	—
Commercial construction	—	—	—	—	—	—	—	—	11
One to four family residential real estate	109	—	111	79	—	—	1	—	3
Consumer construction	20	—	15	6	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,195	$2,531	$3,313	$4,856	$1,414	$—	$100	$43	$187
Commercial, financial and agricultural	36	1,084	1,395	1,357	41	29	2	29	35
Commercial construction	—	—	—	229	—	—	—	—	—
One to four family residential real estate	2,156	104	3,461	3,103	342	1	(4)	2	118
Consumer construction	—	—	—	5	—	—	—	—	—
Consumer	—	—	7	3	—	—	—	—	—

Total:
Commercial real estate	$3,633	$2,531	$3,582	$5,294	$1,414	$—	$102	$67	$203
Commercial, financial and agricultural	36	1,084	1,395	1,357	41	29	—	29	35
Commercial construction	—	—	—	229	—	—	—	—	11
One to four family residential real estate	2,265	104	3,572	3,182	342	1	(3)	2	121
Consumer construction	20	—	15	11	—	—	—	—	—
Consumer	—	—	7	3	—	—	—	—	—
Total	$5,954	$3,719	$8,571	$10,076	$1,797	$30	$99	$98	$370

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A summary of past due loans at September 30, 2012, December 31, 2011 and September 30, 2011 is as follows (dollars in thousands):

	September 30,			December 31,			September 30,
	2012			2011			2011
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$427	$3,691	$4,118	$15	$2,362	$2,377	$338	$3,633	$3,971
Commercial, financial and agricultural	64	287	351	137	1,111	1,248	—	36	36
Commercial construction	47	676	723	—	—	—	30	—	30
One to four family residential real estate	582	618	1,200	188	1,997	2,185	124	2,265	2,389
Consumer construction	—	15	15	—	20	20	—	20	20
Consumer	99	3	102	14	—	14	6	—	6

Total past due loans	$1,219	$5,290	$6,509	$354	$5,490	$5,844	$498	$5,954	$6,452

A roll-forward of nonaccrual activity for the three months ended September 30, 2012 (dollars in thousands):

	For the Three Months Ended September 30, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$3,749	$278	$676	$657	$15	$—	$5,375

Principal payments	(89)	(1)	—	(2)	—	—	(92)
Charge-offs	—	—	—	(14)	—	—	(14)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	(329)	—	—	(329)
Transfers to OREO	—	—	—	—	—	—	—
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	7	—	304	—	3	314
Other	31	3	—	2	—	—	36

Ending balance	$3,691	$287	$676	$618	$15	$3	$5,290

A roll-forward of nonaccrual activity for the three months ended September 30, 2011 (dollars in thousands):

	For the Three Months Ended September 30, 2011
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$3,116	$615	$—	$3,881	$—	$27	$7,639

Principal payments	(345)	(185)	—	(23)	—	—	(553)
Charge-offs	(240)	(144)	—	(293)	—	—	(677)
Advances	—	—	—	—	—	(27)	(27)
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(195)	(262)	—	(1,569)	(1)	—	(2,027)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	1,277	12	—	97	20	—	1,406
Other	20	—	—	172	1	—	193

Ending balance	$3,633	$36	$—	$2,265	$20	$—	$5,954

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of nonaccrual activity for the nine months ended September 30, 2012 (dollars in thousands):

	For the Nine Months Ended September 30, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

Principal payments	(1,101)	(1,383)	—	(1,054)	—	—	(3,538)
Charge-offs	(463)	—	—	(307)	(5)	—	(775)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(465)	—	—	(548)	—	—	(1,013)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	3,288	566	676	524	—	3	5,057
Other	70	(7)	—	6	—	—	69

Ending balance	$3,691	$287	$676	$618	$15	$3	$5,290

A roll-forward of nonaccrual activity for the nine months ended September 30, 2011 (dollars in thousands):

	For the Nine Months Ended September 30, 2011
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(1,283)	(766)	(14)	(43)	—	—	(2,106)
Charge-offs	(566)	(551)	(62)	(382)	—	(27)	(1,588)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(1,184)	(609)	(382)	(1,901)	(53)	—	(4,129)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	4,001	856	—	3,273	20	27	8,177
Other	35	346	—	189	1	—	571

Ending balance	$3,633	$36	$—	$2,265	$20	$—	$5,954

A roll-forward of nonaccrual activity during the year ended December 31, 2011 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$3,522	$760	$458	$1,129	$52	$—	$5,921

Principal payments	(1,458)	(767)	(14)	(47)	—	—	(2,286)
Charge-offs	(1,950)	(557)	(62)	(601)	—	(27)	(3,197)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(1,203)	(262)	(382)	(1,948)	(53)	—	(3,848)
Transfers to accruing	(892)	—	—	—	—	—	(892)
Transfers from accruing	4,301	1,938	—	3,273	20	27	9,559
Other	42	(1)	—	191	1	—	233

Ending balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

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

A summary of troubled debt restructurings is as follows (dollars in thousands):

	September 30,		December 31,		September 30,
	2012		2011		2011
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	4	$5,799	1	$2,400	2	$2,531
Commercial, financial and agricultural	1	1,221	—	—	1	1,084
Commercial construction	3	858	—	—	—	—
One to four family residential real estate	1	102	1	103	1	104
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	9	$7,980	2	$2,503	4	$3,719

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended September 30, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$3,645	$1,221	$858	$102	$—	$5,826

Principal payments	(14)	—	—	—	—	(14)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$3,631	$1,221	$858	$102	$—	$5,812

NONACCRUAL

Beginning balance	$2,188	$—	$—	$—	$—	$2,188

Principal payments	(47)	—	—	—	—	(47)
Charge-offs	—	—	—	—	—	—
Advances	27	—	—	—	—	27
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,168	$—	$—	$—	$—	$2,168

TOTALS

Beginning balance	$5,833	$1,221	$858	$102	$—	8,014

Principal payments	(61)	—	—	—	—	(61)
Charge-offs	—	—	—	—	—	—
Advances	27	—	—	—	—	27
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$5,799	$1,221	$858	$102	$—	$7,980

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended September 30, 2011 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$600	$1,098	$—	$104	$—	$1,802

Principal payments	(1)	(14)	—	—	—	(15)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	2,401	—	—	—	—	2,401
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	(469)	—	—	—	—	(469)

Ending Balance	$2,531	$1,084	$—	$104	$—	$3,719

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$—	$—	$—	$—	$—

TOTALS

Beginning balance	$600	$1,098	$—	$104	$—	$1,802

Principal payments	(1)	(14)	—	—	—	(15)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	2,401	—	—	—	—	2,401
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	(469)	—	—	—	—	(469)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,531	$1,084	$—	$104	$—	$3,719

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the nine months ended September 30, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	(64)	—	(2)	(1)	—	(67)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	3,695	1,221	860	—	—	5,776
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)

Ending Balance	$3,631	$1,221	$858	$102	$—	$5,812

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	(426)	—	—	—	—	(426)
Charge-offs	(772)	—	—	—	—	(772)
Advances	47	—	—	—	—	47
New restructured	919	—	—	—	—	919
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$2,168	$—	$—	$—	$—	$2,168

TOTALS

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	(490)	—	(2)	(1)	—	(493)
Charge-offs	(772)	—	—	—	—	(772)
Advances	47	—	—	—	—	47
New restructured	4,614	1,221	860	—	—	6,695
Transfers out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfer from accruing	2,400	—	—	—	—	2,400

Ending Balance	$5,799	$1,221	$858	$102	$—	$7,980

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the nine months ended September 30, 2011 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$4,537	$—	$—	$105	$—	$4,642

Principal payments	(6)	(14)	—	(1)	—	(21)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	3,001	1,098	—	—	—	4,099
Transferred out of TDRs	(577)	—	—	—	—	(577)
Transfers to nonaccrual	(4,424)	—	—	—	—	(4,424)

Ending Balance	$2,531	$1,084	$—	$104	$—	$3,719

NONACCRUAL

Beginning balance	—	—	—	—	—	$—

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$—	$—	$—	$—	$—

TOTALS

Beginning balance	4,537	—	—	105	—	4,642

Principal payments	(6)	(14)	—	(1)	—	(21)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	3,001	1,098	—	—	—	4,099
Transfers out of TDRs	(577)	—	—	—	—	(577)
Transfers to nonaccrual	(4,424)	—	—	—	—	(4,424)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,531	$1,084	$—	$104	$—	$3,719

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended December 31, 2011 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$4,537	$—	$—	$105	$—	$4,642

Principal payments	—	—	—	(2)	—	(2)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	2,400	—	—	—	—	2,400
Transferred out of TDRs	(582)	—	—	—	—	(582)
Transfers to nonaccrual	(3,955)	—	—	—	—	(3,955)

Ending Balance	$2,400	$—	$—	$103	$—	$2,503

NONACCRUAL

Beginning balance	—	—	—	—	—	$—

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$—	$—	$—	$—	$—

TOTALS

Beginning balance	4,537	—	—	105	—	4,642

Principal payments	—	—	—	(2)	—	(2)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	2,400	—	—	—	—	2,400
Transfers out of TDRs	(582)	—	—	—	—	(582)
Transfers to nonaccrual	(3,955)	—	—	—	—	(3,955)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,400	$—	$—	$103	$—	$2,503

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011

Loans outstanding, beginning of period	$8,827	$9,532	$9,532
New loans	3,401	933	933
Net activity on revolving lines of credit	17	69	27
Principal payments	(1,490)	(1,707)	(1,630)

Loans outstanding, end of period	$10,755	$8,827	$8,862

There were no loans to related parties classified substandard as of September 30, 2012, December 31, 2011 or September 30, 2011.  In addition to the outstanding balances above, there were unfunded commitments of $.369 million to related parties at September 30, 2012.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2012, the Corporation had obligations to service approximately $78 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 15.90 and a discount rate of 7.50% for September 30, 2012.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	September 30,	December 31,
	2012	2011

Balance at beginning of period	$400	$—
Additions from loans sold with servicing retained	245	415
Amortization	(74)	(15)

Fair value of MSRs at end of period	$571	$400

6.              BORROWINGS

Borrowings consist of the following at September 30, 2012, December 31, 2011 and September 30, 2011 (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011

Federal Home Loan Bank fixed rate advances at September 30, 2012 with a weighted average rate of 1.82% maturing in 2013, 2014 and 2016	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	925	997	997

	$35,925	$35,997	$35,997

The Federal Home Loan Bank borrowings are collateralized at September 30, 2012 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $43.600 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $7.126 million and $7.536 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2012.

The USDA Rural Development borrowing is collateralized by loans totaling $.155 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.856 million, and guaranteed by the Corporation.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     STOCK COMPENSATION PLANS

A summary of stock option transactions for the nine months ended September 30, 2012 and 2011, and the year ended December 31, 2011, is as follows:

	September 30,	December 31,	September 30,
	2012	2011	2011

Outstanding shares at beginning of year	392,152	394,072	394,072
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(1,920)	—
Surrendered/Echanged for restricted stock	(150,000)	—	—

Outstanding shares at end of period	242,152	392,152	394,072

Exercisable shares at end of period	107,561	148,861	150,781

Weighted average exercise price per share at end of period	$9.88	$10.27	$10.98

Shares available for grant at end of period	—	—	—

Following is a summary of the options outstanding and exercisable at September 30, 2012:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years

$9.16	2,500	1,000	1,500	3.21
$9.75	217,152	102,061	115,091	2.21
$10.65	12,500	2,500	10,000	3.00
$12.00	10,000	2,000	8,000	2.71
	242,152	107,561	134,591	2.31

The Corporation, in August 2012, granted 148,500 Restricted Stock Units (“RSU’s”) to outside members of the Board of Directors and Management.  These RSU’s were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of RSU’s various previously issued stock option awards were surrendered.

8.     INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2012 had a net operating loss and tax credit carryforwards for tax purposes of approximately $23.8 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $15.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax benefit of approximately $1.458 million for the September 30, 2012 nine month period and a deferred tax liability of $1.071 million for the nine months ended September 30, 2011.  The valuation allowance at September 30, 2012 was approximately $3.3 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2012 and determined that an adjustment to the valuation was not warranted.  The Corporation reduced the valuation allowance by $3.0 million since it was determined that it was “more likely than not” that these benefits would be realized.  The Corporation made this determination after a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period.  This analysis substantiated the ability to utilize these deferred tax assets.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  FAIR VALUE MEASUREMENTS (Continued)

The following table presents information for financial instruments at September 30, 2012, December 31, 2011 and September 30, 2011(dollars in thousands):

		September 30, 2012		December 31, 2011		September 30, 2011
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$47,405	$47,405	$34,070	$34,070	$42,122	$42,122
Interest-bearing deposits	Level 2	10	10	10	10	10	10
Securities available for sale	Level 2	42,476	42,476	38,727	38,727	37,022	37,022
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 3	428,772	425,406	395,995	394,463	386,065	385,242
Accrued interest receivable	Level 2	1,574	1,574	1,261	1,261	1,266	1,266

Total financial assets		$523,297	$519,931	$473,123	$471,591	$469,545	$468,722

Financial liabilities:
Deposits	Level 2	$439,363	$439,139	$404,789	$404,821	$405,058	$407,120
Borrowings	Level 2	35,925	35,681	35,997	35,634	35,997	35,591
Accrued interest payable	Level 2	238	238	202	202	209	209

Total financial liabilties		$475,526	$475,058	$440,988	$440,657	$441,264	$442,920

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

The fair value of all investment securities at September 30, 2012 and September 30, 2011 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of September 30, 2012, December 31, 2011 or September 30, 2011.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012	September 30, 2012
Assets

Impaired loans	$5,290	$—	$—	$5,290	$53	$1,065
Other real estate owned	3,511	—	—	3,511	265	450
					$318	$1,515

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2011

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2011	(Level 1)	(Level 2)	(Level 3)	December 31, 2011
Assets

Impaired loans	$7,993	$—	$—	$7,993	$3,200
Other real estate owned	3,162	—	—	3,162	1,137

					$4,337

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2011

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2011	(Level 1)	(Level 2)	(Level 3)	September 30, 2011	September 30, 2011
Assets

Impaired loans	$9,673	$—	$—	$9,673	$712	$1,587
Other real estate owned	5,212	—	—	5,212	296	728

					$1,008	$2,315

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10. SHAREHOLDER’S EQUITY

In August 2012 the corporation consummated the previously announced $7.000 million rights offering and the investment by Steinhardt Capital Investors, LLLP (“SCI”) by issuing 2,140,178 shares of common stock for net proceeds of $11.500 million.  Also, in August 2012, the Corporation exited the TARP Capital Purchase Program (“CPP”) when the Corporations 11,000 Series A Preferred Shares, issued in April, 2009 to the U.S. Treasury, were publically offered and sold.  The Corporation still has outstanding, 379,310 of Common Stock Warrants issued to the U.S. Treasury under the CPP.

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

	September 30,	December 31,	September 30,
	2012	2011	2011
Commitments to extend credit:
Variable rate	$38,068	$28,495	$16,443
Fixed rate	21,247	15,453	29,632
Standby letters of credit - Variable rate	3,816	3,523	4,307
Credit card commitments - Fixed rate	3,161	3,019	3,119

	$66,292	$50,490	$53,501

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2012 represents $88.505 million, or 22.53%, compared to $62.567 million, or 20.92%, of the commercial loan portfolio on September 30, 2011.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2012 net income available to common shareholders of $.897 million or $.19 per share compared to net income of $.707 million, or $.21 per share for the third quarter of 2011.  Income for the nine months ended September 30, 2012 totaled $5.536 million, or $1.44 per share, compared to $1.566 million and $.46 per share in the 2010 nine month period.  Operating results for the nine month period in 2012 included a valuation adjustment to the deferred tax asset of $3.000 million.

Weighted average shares outstanding totaled 4,722,029 for the third quarter and 3,857,002 for the nine months ended September 30, 2012.  Weighted average shares were constant in 2011 at 3,419,736.  The common stock warrants outstanding, of 379,310 shares, were dilutive, at approximately $.01 per share, for the 2012 third quarter and $.05 per share for the nine month period, as the market value of our stock remained above the $4.35 strike price.  Dilution of the warrant shares in 2011 was approximately $.01 per share for both reported periods.

The net interest margin for the third quarter of 2012 increased to $4.930 million, or 4.10%, compared to $4.709 million, of 4.14% in the third quarter of 2011.  The nine month margin in 2012 was $14.712 million, or 4.19% compared to $13.028 million, or 3.95%.

Total assets of the Corporation at September 30, 2012 were $551.117 million, up by $52.519 million, or 10.53% from the $498.598 million in total assets reported at September 30, 2011 and up by $52.806 million, or 10.60%, from total assets of $498.311 million at year-end 2011.  The loan portfolio increased $32.712 million, or 8.15%, from December 31, 2011 balances of $401.246 million.  Deposits totaled $439.363 million at September 30, 2012, an increase of $34.574 million from the $404.789 million at December 31, 2011.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $13.335 million during the first nine months of 2012.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $3.749 million from December 31, 2011 to September 30, 2012, with the balance on September 30, 2012, totaling $42.476 million.  The Corporation purchased $11.031 million of investments during the 2012 first nine months mainly to replace maturities and paydowns of investments.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of September 30, 2012, investment securities with an estimated fair value of $7.786 million were pledged.

Loans

Through the first nine months of 2012, loan balances increased by $32.712 million, or 8.15%, from December 31, 2011 balances of $401.246 million.  During the first nine months of 2012, the Bank had total loan production of $145 million, which included $46 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, and also SBA/USDA loan sales of $11.540 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $1.013 million.

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

Following is a summary of the loan portfolio at September 30, 2012, December 31, 2011 and September 30, 2011 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2012	Total	2011	Total	2011	Total
Commercial real estate	$224,061	51.63%	$199,201	49.64%	$195,079	49.78%
Commercial, financial, and agricultural	84,073	19.37	92,269	23.00	84,285	21.51
One to four family residential real estate	86,643	19.97	77,332	19.27	78,759	20.10
Construction:
Consumer	6,803	1.57	5,774	1.44	6,268	1.60
Commercial	21,757	5.01	19,745	4.92	19,771	5.04
Consumer	10,621	2.45	6,925	1.73	7,741	1.97
Total loans	$433,958	100.00%	$401,246	100.00%	$391,903	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2012, December 31, 2011 and September 30, 2011 (dollars in thousands):

	September 30, 2012			December 31, 2011			September 30, 2011
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$88,505	26.82%	121.33%	$75,391	24.22%	135.53%	$62,567	20.92%	112.78%
Hospitality and tourism	36,950	11.20	50.65	33,306	10.70	59.87	33,867	11.32	61.04
Commercial construction	21,757	6.60	29.83	19,745	6.34	35.50	19,771	6.61	35.64
Real estate agents and managers	12,336	3.74	16.91	10,617	3.41	19.09	12,781	4.27	23.04
Lessors of nonresidential buildings	12,326	3.74	16.90	16,499	5.30	29.66	16,433	5.49	29.62
Other	158,017	47.90	326.30	155,657	50.02	279.83	153,716	51.39	277.07

Total Commercial Loans	$329,891	100.00%		$311,215	100.00%		$299,135	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2012.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2012, our residential loan portfolio totaled $86.643 million, or 19.97% of our total outstanding loans.  Management has been conservative in its consumer lending policies and has not engaged in lending activities such as subprime loans or making loans in excess of appraised value.  The majority of its residential real estate portfolio is composed of credit extended based upon appraised values not to exceed 80% to 90%.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $1.991 million at the end of December 31, 2011 to $1.689 million at September 30, 2012.  The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the nine months ended September 30, 2012 amounted to $.860 million, or .28% annualized, of average loans outstanding, compared to $1.775 million, or .62% annualized, of average loans outstanding, for the same period in 2011.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011
Nonperforming Assets:
Nonaccrual Loans	$3,122	$5,490	$5,954
Loans past due 90 days or more	—	—	—
Restructured loans	2,168	2,503	3,719
Total nonperforming loans	5,290	7,993	9,673
Other real estate owned	3,511	3,162	5,212
Total nonperforming assets	$8,801	$11,155	$14,885
Nonperforming loans as a % of loans	1.22%	1.99%	2.47%
Nonperforming assets as a % of assets	1.60%	2.24%	2.99%
Reserve for Loan Losses:
At period end	$5,186	$5,251	$5,838
As a % of loans	1.20%	1.35%	1.49%
As a % of nonperforming loans	98.03%	65.69%	60.35%
As a % of nonaccrual loans	166.11%	95.65%	98.05%
Texas ratio*	11.26%	18.43%	24.28%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $8.801 million have been reduced in 2012 by $2.354 million from the $11.155 million at 2011 year end.  This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	September 30, 2012	December 31, 2011	September30, 2011

Total loans, at period end	$433,958	$401,246	$391,903
Average loans for the year	$417,159	$388,115	$385,391

	For the Period Ended
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2012	December 31, 2011	September 30, 2011

Net charge-offs during the period	$860	$3,662	$1,775
Net charge-offs to average loans, annualized	.28%	.94%	.62%
Net charge-offs to beginning allowance balance	16.38%	55.38%	26.84%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2012, the Corporation has engaged a consultant for loan review in 2012, which is currently in process.

As of September 30, 2012, the allowance for loan losses represented 1.20% of total loans.  At September 30, 2012, the allowance included specific reserves in the amount of $1.631 million, as compared to $1.200 million at December 31, 2011 and $1.992 million at September 30, 2011.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30 2012	December 31, 2011	September 30, 2011

Balance at beginning of period	$3,162	$5,562	$5,562
Other real estate transferred from loans due to foreclosure	1,013	4,194	4,129
Other real estate sold	(178)	(5,457)	(3,751)
Writedowns on other real estate held for sale	(474)	(855)	(550)
Loss on sale of other real estate held for sale	(12)	(282)	(178)

Balance at end of period	$3,511	$3,162	$5,212

During the first nine months of 2012, the Corporation received real estate in lieu of loan payments of $1.013 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first nine months of 2012.  Total deposits increased by $34.574 million, or 8.54%, in the first nine months of 2012.  The increase in deposits for the first nine months of 2012 is composed of an increase in noncore deposits of $10.798 million and an increase in core deposits of $23.776 million.  In 2012, the rate of growth on core deposits slowed from that experienced in recent years.  The Corporation, as part of an overall strategy to increase interest margins, reduced rates on some of its deposits to be more in line with competitors.  This has resulted in slower core deposit growth and some migration of deposit dollars to short-term certificates of deposit.  Management will continue to monitor deposit flows and adjust rates when it is deemed necessary to maintain or increase core deposits.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2012	% of Total	2011	% of Total	2011	% of Total

Noninterest bearing	$62,306	14.18%	$51,273	12.67%	$53,736	13.27%
NOW, money market, checking	152,286	34.66	152,563	37.69	157,596	38.92
Savings	15,783	3.59	14,203	3.51	15,618	3.86
Certificates of Deposit <$100,000	142,125	32.35	130,685	32.28	119,893	29.60
Total core deposits	372,500	84.78	348,724	86.15	346,843	85.63

Certificates of Deposit >$100,000	25,390	5.78	23,229	5.74	24,138	5.96
Brokered CDs	41,473	9.44	32,836	8.11	34,077	8.41
Total non-core deposits	66,863	15.22	56,065	13.85	58,215	14.37

Total deposits	$439,363	100.00%	$404,789	100.00%	$405,058	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2012, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.28 years and a weighted average rate of 1.82% at September 30, 2012.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity increased $17.682 million from December 31, 2011 to September 30, 2012.  The major reason for the increase in shareholders’ equity was the common stock rights offering and a private placement, in which the Corporation issued 2,140,178 shares of its common stock and received net proceeds of $11.506 million.  Also contributing to the increase was net income of $5.536 million, an increase in the market value of securities of $.545 million, the accretion of the discount on preferred stock of $.079 million, and stock option compensation of $.016 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $5.536 million, or $1.44 per share, in the first nine months of 2012, compared to $1.566 million or $.46 per share for the first nine months of 2011.  Fully diluted earnings per share amounted to $1.39 per share for the 2012 nine-month period and $.45per share in 2011.  The warrants outstanding were more dilutive in 2012 due to the increased market value of our common stock.  The first nine month results include a valuation adjustment to the deferred tax asset of $3 million, a provision for loan losses of $.795 million and OREO writedowns and losses of $.450 million.  Operating results for the same period in 2011 include a $1.000 million provision for loan losses, and $.728 million of OREO writedowns and losses.

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

Net interest margin on a fully taxable equivalent basis amounted to $4.934 million, 4.10% of average earning assets, in the third quarter of 2012, compared to $4.732 million, and 4.18% of average earning assets, in the third quarter of 2011.  In the first nine months of 2012, net interest margin increased to $14.722 million, 4.19% of average earning assets, compared to $13.103 million, 3.78 % of average earning assets, for the same period in 2011.  Margin improvement in 2012 was primarily due to a reduction in funding costs between periods.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2012-2011
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2012	2011	(Decrease)	2012	2011	2012	2011	Variance	Variance	Variance	Variance

Loans (1),(2),(3)	$424,461	$397,665	$26,796	5.47%	5.62%	$5,831	$5,637	$194	$379	$(159)	$(26)
Taxable securities	37,900	38,102	(202)	2.36	3.17	225	304	(79)	(2)	(77)	—
Nontaxable securities (2)	847	858	(11)	5.17	5.09	11	11	—	—	—	—
Federal funds sold	12,131	12,054	77.13		.16	4	5	(1)	—	(1)	—
Other interest-earning assets	3,070	3,070	—	4.92	2.71	38	21	17	—	17
Total earning assets	478,409	451,749	26,660	5.08	5.25	6,109	5,978	131	377	(220)	(26)
Reserve for loan losses	(5,212)	(6,070)	858
Cash and due from banks	43,388	24,525	18,863
Fixed Assets	10,523	9,588	935
Other Real Estate	3,484	3,945	(461)
Other assets	15,196	13,596	1,600
Total assets	$545,788	$497,333	$48,455

NOW and money market deposits	$118,627	$127,630	$(9,003)	.34%	.55%	$101	$177	$(76)	$(12)	$(68)	$4
Interest checking	31,938	28,820	3,118.45		.81	36	59	(23)	6	(26)	(3)
Savings deposits	14,665	15,734	(1,069)	.11	.20	4	8	(4)	(1)	(4)	1
CDs <$100,000	139,779	117,182	22,597	1.75	1.81	614	536	78	102	(20)	(4)
CDs >$100,000	27,860	23,773	4,087	1.71	1.60	120	96	24	16	7	1
Brokered deposits	41,473	37,890	3,583	1.31	2.24	137	214	(77)	20	(89)	(8)
Borrowings	35,973	36,045	(72)	1.80	1.72	163	156	7	—	8	(1)
Total interest-bearing liabilities	410,315	387,074	23,241	1.14	1.28	1,175	1,246	(71)	131	(192)	(10)
Demand deposits	64,985	52,928	12,057
Other liabilities	3,161	2,333	828
Shareholders’ equity	67,327	54,998	12,329
Total liabilities and shareholders’ equity	$545,788	$497,333	$48,455
Rate spread				3.94%	3.97%
Net interest margin/revenue				4.10%	4.18%	$4,934	$4,732	$202	$246	$(28)	$(16)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate.

(3) Interest income on loans includes fees.

	Nine Months Ended
								2012-2011
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2012	2011	(Decrease)	2012	2011	2012	2011	Variance	Variance	Variance	Variance

Loans (1),(2),(3)	$417,159	$385,391	$31,768	5.55%	5.58%	$17,346	$16,097	$1,249	$1,328	$(87)	$8
Taxable securities	37,398	35,897	1,501	2.59	3.27	726	878	(152)	37	(182)	(7)
Nontaxable securities (2)	851	852	(1)	5.18	5.02	33	32	1	—	1	—
Federal funds sold	10,745	15,319	(4,574)	.15	.17	12	19	(7)	(6)	(2)	1
Other interest-earning assets	3,070	3,651	(581)	3.65	2.56	84	70	14	(11)	30	(5)
Total earning assets	469,223	441,110	28,113	5.18	5.18	18,201	17,096	1,105	1,348	(240)	(3)
Reserve for loan losses	(5,213)	(6,295)	1,082
Cash and due from banks	28,834	27,119	1,715
Fixed Assets	10,095	9,655	440
Other Real Estate	3,388	4,525	(1,137)
Other assets	14,060	14,179	(119)
Total assets	$520,387	$490,293	$30,094

NOW and money market deposits	$118,841	$123,856	$(5,015)	.36%	.68%	$319	$627	$(308)	$(25)	$(295)	$12
Interest checking	31,086	26,233	4,853.49		.99	114	195	(81)	36	(99)	(18)
Savings deposits	13,631	16,859	(3,228)	.12	.24	12	30	(18)	(6)	(15)	3
CDs <$100,000	137,810	108,105	29,705	1.77	1.85	1,831	1,497	334	412	(62)	(16)
CDs >$100,000	25,596	22,827	2,769	1.72	1.68	330	287	43	35	7	1
Brokered deposits	36,037	54,606	(18,569)	1.41	2.22	381	905	(524)	(308)	(329)	113
Borrowings	35,989	36,061	(72)	1.83	1.68	492	452	40	(1)	41	—
Total interest-bearing liabilities	398,990	388,547	10,443	1.16	1.37	3,479	3,993	(514)	143	(752)	95
Demand deposits	58,808	44,994	13,814
Other liabilities	3,007	2,412	595
Shareholders’ equity	59,582	54,340	5,242
Total liabilities and shareholders’ equity	$520,387	$490,293	$30,094
Rate spread				4.02%	3.81%
Net interest margin/revenue				4.19%	3.78%	$14,722	$13,103	$1,619	$1,205	$512	$(98)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate.

(3) Interest income on loans includes fees.

We are now into the third year of a low interest rate environment.  The Corporation, during this period, repriced all of its brokered deposits along with the majority of its bank time deposits.  This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis, from 3.78% in the first nine months of 2011 to 4.19% in the first nine months of 2012.

During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2012, the Corporation determined through this analysis that a $.795 million provision for loan loss was required, compared to $1.000 million in the same period of 2011. For the three months ended September 30, 2012, the Corporation recorded a provision for loan loss of $.150 million compared to $.400 million for the same period in 2011.  Impacting the loan loss provision for the nine month period in 2012 were net charge-offs of $.860 million.

Other Income

Other income increased by $.143 million for the three months ended September 30, 2012.  Included in the 2012 three month period was income from secondary market loans of $.320 million and income from SBA/USDA loan sales of $.506 million, compared to $.195 million and $.283 million for the same period in 2011.  In 2011, the Corporation recorded the initial recognition of mortgage servicing rights in the amount of $.300 million, and in 2012, recorded ongoing income from this source of $.092 million.

Other income increased by $.129 million for the nine months ended September 30, 2012, compared to the nine months ended September 30, 2011.  In the first nine months of 2012, revenue due to 1-4 family loans produced and sold in the secondary market, amounted to $.844 million compared to $.394 million a year ago.  We expect to continue to benefit from secondary market activity in future periods.  SBA/USDA loan sale gains amounted to $1.126 million in the first nine months of 2012, compared to $1.469 million for the same period in 2011.  Service fees and other noninterest income decreased slightly between periods largely because of lower NSF fees, which we believe will continue due to customers being more diligent in managing their accounts.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2012 and 2011 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	Dollars	Percent	2012	2011	Dollars	Percent

Deposit service fees	$155	$180	$(25)	(13.89)%	$538	$616	$(78)	(12.66)%
Income from secondary market loans sold	320	195	125	64.10	844	394	450	114.21
SBA/USDA loan sale gains	506	283	223	78.80	1,126	1,469	(343)	(23.35)
Mortgage servicing income	92	300	(208)	100.00	292	300	(8)	100.00
Other noninterest income	76	48	28	58.33	260	152	108	71.05

Total other income	$1,149	$1,006	$143	14.21%	$3,060	$2,931	$129	4.40%

Other Expense

For the three month period ended September 30, 2012, the Corporation recorded other expense of $4.367 million, compared to $.3960 million for the same period in 2011, an increase of $.407 million.  Included in other expense for the quarter is an increase salaries and employee benefits of $.252 million compared to 2011.

Other expenses increased $.659 million for the nine months ended September 30, 2012, compared to the same period in 2011.  The most significant increases in other expense were in salaries and benefits and professional services.  During the first nine months of 2012, the Corporation recorded write-downs and net losses on OREO properties of $.450, compared to $.728 million for the same period in 2011.  In 2012, the Corporation has experienced a significant decline in FDIC insurance premiums at $.354 million, compared to $.728 million for 2011.

Management continually reviews all areas of other expense for cost reduction opportunities that will not impact service quality and employee morale.

The following table details other expense for the three and nine months ended September 30, 2012 and  2011 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2012	2011	Dollars	Percentage	2012	2011	Dollars	Percentage
Salaries and employee benefits	$2,063	$1,811	$252	13.91%	$6,041	$5,441	$600	11.03%
Occupancy	370	334	36	10.78	1,050	1,048	2	0.19
Furniture and equipment	213	197	16	8.12	660	612	48	7.84
Data processing	253	177	76	42.94	739	532	207	38.91
Professional service fees	210	165	45	27.27	700	550	150	27.27
Loan and deposit	195	288	(93)	(32.29)	674	719	(45)	(6.26)
Writedowns and losses on other real estate held for sale	265	296	(31)	(10.47)	450	728	(278)	(38.19)
FDIC insurance premiums	36	215	(179)	(83.26)	354	755	(401)	(53.11)
Telephone	56	51	5	9.80	168	160	8	5.00
Advertising	96	93	3	3.23	292	292	—	—
Other	610	333	277	83.18	1,280	912	368	40.35
Total other expense	$4,367	$3,960	$407	10.28%	$12,408	$11,749	$659	5.61%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2012 had a net operating loss and tax credit carryforwards for tax purposes of approximately $23.8 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $15.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax benefit of approximately $1.458 million for the September 30, 2012 nine month period and a deferred tax liability of $1.071 million for the nine months ended September 30, 2011.  The valuation allowance at September 30, 2012 was approximately $3.3 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2012 and determined that no adjustment to the valuation was warranted.  The Corporation reduced the valuation allowance by $3.0 million in June 2012 since it was determined that it was “more likely than not” that these benefits would be realized.  The Corporation made this determination after a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period.  This analysis substantiated the ability to utilize these deferred tax assets.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

Current balance sheet liquidity consists of $31.403 million in cash and due from balances $16.002 of federal funds sold and, $34.690 million of unpledged investment securities.  The Corporation experienced deposit inflows during the nine months of 2012 that exceeded loan funding needs.  Management anticipates reducing liquidity levels in future periods through payments of maturing brokered deposits and funding loan growth.

During the first nine months of 2012, the Corporation increased cash and cash equivalents by $13.335 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used by investing activities, with a net increase in loans of $34.652 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $34.574 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At September 30, 2012, the Bank’s core deposits in relation to total funding were 78.37% compared to 78.64% at September 30, 2011.  These ratios indicated at June 30, 2012, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2012, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of September 30, 2012, the Corporation and Bank were well capitalized.  During the first nine months of 2012, total capitalization increased by $17.682 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2012	2011	2011

Capital Structure
Shareholders’ equity	$61,945	$44,342	$44,613
Preferred stock	11,000	10,921	10,866
Total shareholders’ equity	$72,945	$55,263	$55,479
Total capitalization	$72,945	$55,263	$55,479
Tangible capital	$72,945	$55,263	$55,479

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	571	400	—
Total intangibles	$571	$400	$—

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$72,945	$55,263	$55,477
Net unrealized (gains) losses on available for sale securities	(870)	(325)	(481)
Less: disallowed deferred tax asset	(8,000)	(6,500)	(7,400)
Less: intangibles	(57)	(40)	—
Total Tier 1 capital	$64,018	$48,398	$47,596
Tier 2 Capital:
Allowable reserve for loan losses	$5,186	$5,206	$5,114
Qualifying long-term debt	—	—	—
Total Tier 2 capital	5,186	5,206	5,114
Total capital	$69,204	$53,604	$52,710
Risk-adjusted assets	$456,754	$416,423	$408,400

Capital ratios:
Tier 1 Capital to average assets	11.93%	10.08%	9.73%
Tier 1 Capital to risk weighted assets	14.02%	11.62%	11.65%
Total Capital to risk weighted assets	15.15%	12.87%	12.97%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2012	13.24%	13.23%	11.93%	14.02%	15.15%
September 30, 2011	11.17%	11.17%	9.73%	11.65%	12.97%

The Bank:
September 30, 2012	10.61%	10.60%	9.26%	10.89%	12.02%
September 30, 2011	10.46%	10.46%	8.79%	10.56%	11.81%

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

The Corporation has established interest rate floors on approximately $184 million, or 84% of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $100 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $84 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $42.476 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $230.375 million of transactional accounts, of which $62.306 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at September 30, 2012 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$295,464	$10,642	$43,181	$84,671	$433,958
Securities	2,507	5,047	25,076	9,846	42,476
Other (1)	—	—	—	3,060	3,060

Total interest-earning assets	297,971	15,689	68,257	97,577	479,494

Interest-bearing obligations:
NOW, money market, savings, interest checking	168,069	—	—	—	168,069
Time deposits	25,463	50,297	91,532	223	167,515
Brokered CDs	3,629	—	37,844	—	41,473
Borrowings	—	—	35,000	925	35,925

Total interest-bearing obligations	197,161	50,297	164,376	1,148	412,982

Gap	$100,810	$(34,608)	$(96,119)	$96,429	$66,512

Cumulative gap	$100,810	$66,202	$(29,917)	$66,512

(1)      Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2012, the Corporation had a cumulative asset sensitivity gap position of $34.608 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2011, the Corporation had a cumulative liability sensitivity gap position of $69.219 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that were refinanced in late 2011.  These borrowings now have a weighted average maturity of 2.28 years and a weighted average rate of 1.82%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of September 30, 2012.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2012	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)