Form 10-K
period 2012-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2013-03-29
CIK 36506

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $5.99 as of June 30, 2012, was $9.431 million.  As of March 30, 2013, there were outstanding, 5,559,859 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2012, are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation’s Proxy Statement for the 2013 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

The Corporation also owns three non-bank subsidiaries: First Manistique Agency, presently inactive; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities.  The Bank represents the principal asset of the Corporation.  The Bank has one wholly owned subsidiary, mBank Title Insurance Agency, LLC, which provides title insurance services throughout Michigan.  This subsidiary was organized late in 2011.  The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.

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

Employees

As of December 31, 2012, the Corporation and its subsidiaries employed, in the aggregate, 127 employees equating to 121 full-time equivalents.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry.  This concentration represented $95.151 million or 27.75% of the commercial loan portfolio at December 31, 2012.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $28.375 million at December 31, 2012, and additional amounts available if collateralized.

As of December 31, 2012, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2012 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank’s capital expenditures, earnings, or competitive position.

Supervision and Regulation

As a registered bank holding company, the Corporation is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act, as amended (the “BHCA”).  The Bank is subject to regulation and examination by the Michigan Department of Financial and Insurance Services (the “DFIS”) and the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Deposit Insurance Corporation Improvement Act contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.

In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.  The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns. These regulatory ratios are subject to further review and adjustment as described under “Basel III Proposal” below.

Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

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

Under the CPP, the Corporation issued previously authorized preferred stock with a 5% annual dividend rate to the Department of Treasury (“Treasury”).  The Corporation also, as a required part of this transaction, issued 379,093 common stock warrants with an exercise price of $4.35 per share.  The preferred stock and common stock warrants were issued on the closing date, April 24, 2009.  In 2012, the Treasury auctioned the Corporation’s preferred stock and the stock is now held by several individual and private investors.  The Corporation repurchased its common stock warrants from the Treasury in December 2012 at a cost of $1.3 million.

Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

Dodd-Frank Wall Street Reform and Consumer Protection Act

On July 21, 2010, President Obama signed the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the “Dodd-Frank Act”) into law.  The Dodd-Frank Act resulted in sweeping changes in the regulation of financial institutions aimed at strengthening safety and soundness for the financial services sector.  A summary of certain provisions of the Dodd-Frank Act is set forth below:

•                  Increased Capital Standards and Enhanced Supervision

The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards will be no lower than current regulatory capital and leverage standards applicable to insured depository institutions and may, in fact, be higher when established by the agencies.  The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

•                  Federal Deposit Insurance.

The Dodd-Frank Act made permanent the $250,000 deposit insurance limit for insured deposits and provided unlimited federal deposit insurance on noninterest bearing transaction accounts at all insured depository institutions through December 31, 2012.  Subsequent to 2012, these amounts reverted from unlimited insurance to $250,000 coverage per separately insured depositor.  The Dodd-Frank Act also changed the assessment base for federal deposit insurance from the amount of insured deposits to consolidated assets less tangible equity, eliminated the ceiling on the size of the Deposit Insurance Fund (the “DIF”) and increased the floor on the size of the DIF.

•                  The Consumer Financial Protection Bureau (“CFPB”).

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, responsible for implementing, examining and, for large financial institutions of $10 billion or more in total assets, enforcing compliance with federal consumer financial laws.  Because we have under $10 billion in total assets, however, the Federal Reserve Bank of Chicago (“Reserve Bank”) will still continue to examine us at the federal level for compliance with such laws.

•                  Interest on Demand Deposit Accounts.

The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to now pay interest on business checking and other accounts.

•                  Mortgage Reform.

The Dodd-Frank Act provided for mortgage reform addressing a customer’s ability to repay, restricted variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and made more loans subject to requirement for higher-cost loans, new disclosures and certain other restrictions.

•                  Interstate Branching.

The Dodd-Frank Act allows banks to engage in de novo interstate branching, a practice that was previously significantly limited.

•                  Interchange Fee Limitations.

The Dodd-Frank Act gave the Board of Governors of the Federal Reserve (the “FRB”) the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The FRB has rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.  While we are not directly subject to such regulations since our total assets do not exceed $10 billion, these regulations may impact our ability to compete with larger institutions who are subject to the restrictions.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will ne implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Basel III Proposal

In the summer of 2012, our primary federal regulators published two notices of proposed rulemaking (the “2012 Capital Proposals”) that would substantially revise the risk-based capital requirements applicable to bank holding companies and depository institutions, including us and the Bank, compared to the U.S. risk-based capital rules.

One of the 2012 Capital Proposals (the “Basel III Proposal”) addresses the components of capital and other issues affecting the numerator in banking institutions’ regulatory capital ratios, and would implement the December 2010 framework of the Basel Committee on Banking Supervision (the “Basel Committee”), known as “Basel III”, for strengthening international capital standards.  The other proposal (the “Standardized Approach Proposal”) addresses risk weights and other issues affecting the denominator in banking institutions’ regulatory capital ratios, and would replace the existing risk weighting approach with a more risk-sensitive approach.  Although the Basel III Proposal was proposed to come into effect on January 1, 2013, the federal banking agencies jointly announced on November 9, 2012, that they did not expect any proposed rules to become effective on that date.  As proposed, the Standardized Approach Proposal would come into effect on January 1, 2015.

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

Selected Statistical Information

I.                Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential

The key components of net interest income, the daily average balance sheet for each year — including the components of earning assets and supporting obligations — the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

II.           Investment Portfolio

A.            Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2012	2011	2010
Corporate	$18,977	$8,178	$—
U.S. Agencies	10,404	10,575	4,973
U.S. Agencies - MBS	8,374	14,418	27,710
State and political subdivisions	6,044	5,556	1,177

TOTAL	$43,799	$38,727	$33,860

B.            Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2012 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	or less	five years	ten years	10 years	TOTAL	Yield (1)

U.S. Agencies - MBS	$—	$—	$3,719	$4,655	$8,374	3.06%
U.S. Agencies	5,035	5,369	—	—	10,404	1.28%
Corporate	2,587	16,390	—	—	18,977	1.79%
State and political subdivisions	7	985	—	5,052	6,044	4.75%

TOTAL	$7,629	$22,744	$3,719	$9,707	$43,799

Weighted average yield (1)	1.45%	1.78%	2.21%	4.25%	2.27%

(1)         Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.      Loan Portfolio

A.            Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2012	2011	2010	2009	2008

Commercial real estate	$244,966	$199,201	$194,859	$208,895	$185,241
Commercial, financial and agricultural	80,646	92,269	68,858	72,184	79,734
One-to-four family residential real estate	87,948	77,332	75,074	67,232	65,595
Construction	24,694	25,519	39,012	31,709	35,965
Consumer	10,923	6,925	5,283	4,290	3,745

TOTAL	$449,177	$401,246	$383,086	$384,310	$370,280

B.            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2012, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$18,133	$21,396	$1,985	$1,083	$3,418	$46,015
Fixed interest rates	9,309	3,680	1,587	490	5,120	20,186

After one year but within five years:
Variable interest rates	101,968	21,008	2,686	556	8,243	134,461
Fixed interest rates	76,873	12,468	5,296	5,898	468	101,003

After five years:
Variable interest rates	29,506	8,750	71,251	203	7,194	116,904
Fixed interest rates	9,177	13,344	5,143	2,693	251	30,608

TOTAL	$244,966	$80,646	$87,948	$10,923	$24,694	$449,177

C.            Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2012	2011	2010	2009	2008

Nonaccrual loans	$4,687	$5,490	$5,921	$14,368	$4,887

Interest income that would have been recorded for nonaccrual loans under original terms	313	363	583	700	377

Interest income recorded during period for nonaccrual loans	54	118	141	40	60

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans not included above	—	2,503	4,642	869	—

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2011	2011	2010	2009	2008

Balance of allowance for loan losses at beginning of period	$5,251	$6,613	$5,225	$4,277	$4,146

Loans charged off:
Commercial, financial, and agricultural	775	3,258	5,027	2,465	2,062
Real estate - construction	—	—	—	—	—
Real estate - mortgage	399	490	410	282	157
Consumer	82	52	48	71	71
Total loans charged off	1,256	3,800	5,485	2,818	2,290

Recoveries of loans previously charged off:
Commerical, financial, and agricultural	253	128	346	38	114
Real estate - mortgage	7	1	11	16	—
Consumer	18	9	16	12	7
Total recoveries	278	138	373	66	121

Net loans charged off	978	3,662	5,112	2,752	2,169
Provisions charged to expense	945	2,300	6,500	3,700	2,300

Balance at end of period	$5,218	$5,251	$6,613	$5,225	$4,277

Average loans outstanding	422,440	388,115	384,347	374,796	361,324

Ratio of net charge-offs during period to average loans outstanding	.23%	.94%	1.33%	.73%	.60%

B.            Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2012		2011		2010		2009		2008
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$3,267	62.61%	$2,973	56.98%	$3,460	66.31%	$3,284	62.54%	$3,819	89.29%

Commercial, financial agricultural	692	13.26%	1,079	20.68%	1,018	19.51%	1,135	—	—	—

Commercial construction	125	2.40%	207	3.97%	389	7.45%	386	—	—	—

1-4 family residential real estate	980	18.78%	1,114	21.35%	1,622	31.08%	23.44%		27.63%

Consumer construction	—	—	—	—	—	—	—	—	—	—

Consumer	—	—	—	—	—	.00%	13.25%		40.94%

Unallocated and general reserves	154	2.95%	(122)	-2.34%	124	2.38%	384	7.31%	391	9.14%

TOTAL	$5,218	100.00%	$5,251	100.00%	$6,613	100.00%	$5,225	100.00%	$4,277	100.00%

Detail for each specific loan category is not available for the years ended December 31, 2008.

V.    Deposits

Deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements contained in  the Corporation’s 2012 Annual Report to Shareholders, and is  incorporated herein by reference.

VI.  Return on Equity and Assets

Selected financial data of the Corporation is contained in the Corporation’s 2012 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.

See Item 6 of this Form 10-K, “Selected Financial Data”

VII. Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 18 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s  2012 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854.  The headquarters location is owned by the Corporation and not subject to any mortgage.

Information regarding specific branch locations is contained in the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations.  Of the 11 branch locations, 9 are owned and 2 are leased.  The Corporation has additional office space to house and administrative operational support.  The Corporation also leases one office that supports our commercial lending.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Note 17 of the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below.  The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually.  There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position

Paul D. Tobias	62	Chairman and Chief Executive Officer

Kelly W. George	45	President

Ernie R. Krueger	63	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2013 Annual Meeting of Shareholders under the caption “Directors and Officers.”

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2012 Annual Report to Shareholders, and is incorporated herein by reference.

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  There were no dividends declared or paid by the Bank in 2010, 2011 and 2012.  The Corporation declared a $.04 quarterly dividend on its common stock in December 2012, which was paid in early 2013.  There were no sales of unregistered securities in 2012 nor were there any repurchases of the Corporation’s common stock in 2012.  Additional information regarding the Corporation’s common equity is contained in Note 16 — Shareholders’ Equity in the Corporation’s 2012 Annual Report to Shareholders and is incorporated herein by reference.

Additional information regarding the Corporation’s common stock is contained in the Corporation’s 2012 Annual Report to Shareholders under the caption “Market Information,” and is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans may be found under Item 12 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is contained in the Corporation’s 2012 Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2012 Annual Report to Shareholders

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2012 Annual Report to Shareholders

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2012, 2011, and 2010, in the Corporation’s 2012 Annual Report to Shareholders.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2012, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2012, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

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

March 29, 2013

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 29, 2013, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)

Equity stock option compensation plans approved by security holders	242,152	$9.88	—

Equity compensation plan approved by security holders in 2012	148,500	7.91	609,348

Total	390,652	$9.13	609,348

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

PART IV

ITEM 15.		EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
(commission file number for all incorporated documents: 0-20167)

(a)	The following documents are filed as a part of this report.

1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference

	(i)	Report on Independent Registered Public Accounting Firm

	(ii)	Consolidated Balance Sheets as of December 31, 2012, and 2011

	(iii)	Consolidated Statements of Operations for the years ended December 31, 2012, 2011, and 2010

	(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010

	(v)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011, and 2010

	(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011, and 2010

	(vii)	Notes to Consolidated Financial Statements

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

10.1

Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s nonemployee directors (incorporated by reference to Exhibit 10.2 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

10.2

North Country Financial Corporation Stock Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Annual Report on Form 10-K for the fiscal year ended December 31, 1999 and filed March 28, 2000)**

10.3	North Country Financial Corporation 1997 Directors’ Stock Option Plan (incorporated by reference to Exhibit 10.4 of the Corporation’s Annual Report on Form 10-K filed March 28, 2000)**

10.4	North Country Financial Corporation 2000 Stock Incentive Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 10-Q filed May 12, 2000)**

10.5

North Country Financial Corporation Supplemental Executive Retirement Plan (incorporated by reference to Exhibit 10.6 of the Corporation’s Form 10-Q filed November 5, 1999 for the quarter ended September 30, 1999)**

10.6	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.3 to the Corporation’s Form 8-K filed December 16, 2004)**

10.7	Mackinac Financial Corporation 2012 Incentive Compensation Plan (incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held May 22, 2012**

10.8	First Amended and Restated Securities Purchase Agreement dated

May 23, 2012, between the Corporation and Steinhardt Capital Investors, LLLP (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed May 23, 2012**

10.9

First Amendment to the First Amended and Restated Securities Purchase Agreement dated May 30, 2012, between the Corporation and Steinhardt Capital Investors, LLLP (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed May 31, 2012**

10.10

Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Paul D. Tobias (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed August 15, 2012)**

10.11

Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Kelly W. George (incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed August 15, 2012)**

10.12

Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Ernie R. Krueger (incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed August 15, 2012)**

10.13

Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Tamara McDowell (incorporated by reference to Exhibit 10.4 of the Corporation’s Form 8-K filed August 15, 2012)**

10.14

Form of Stock Appreciation Right Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed August 13, 2012)**

10.15

Form of Restricted Stock Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.2 of the Corporation’s Form 8-K filed August 13, 2012)**

10.16

Form of Restricted Stock Unit Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan (incorporated by reference to Exhibit 10.3 of the Corporation’s Form 8-K filed August 13, 2012)**

10.17	Warrant Repurchase Letter Agreement dated December 19, 2012 (incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed December 20, 2012)

13*

2012 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21*	Subsidiaries of the Corporation

23.1*	Consent of Independent Public Accountants — Plante Moran, PLLC

31*	Rule 13(a) — 14(a) Certifications

32.1*	Section 1350 Chief Executive Officer Certification

32.2*	Section 1350 Chief Financial Officer Certification

99.1*	Certification of Principal Executive Officer Pursuant to Section 111(b) of EESA.

99.2*	Certification of Principal Financial Officer Pursuant to Section 111(b) of EESA

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

* filed herewith

** management compensatory plan, contract, or arrangement

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 29, 2013.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 29, 2013, by the following persons on behalf of the Corporation and in the capacities indicated.  Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman,	Executive Vice President/Chief Financial
Chief Executive Officer & Director	Officer
(principal executive officer)	(principal financial and accounting officer)

/s/Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt
David R. Steinhardt — Director