Form 10-Q
period 2013-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2013-05-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

As of April 30, 2013, there were outstanding 5,557,859 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.          FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2013	2012	2012
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$12,598	$26,958	$16,912
Federal funds sold	3	3	14,000
Cash and cash equivalents	12,601	26,961	30,912

Interest-bearing deposits in other financial institutions	10	10	10
Securities available for sale	48,556	43,799	36,788
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	345,032	342,841	318,810
Mortgage	97,216	95,413	81,953
Consumer	11,803	10,923	13,639
Total Loans	454,051	449,177	414,402
Allowance for loan losses	(5,037)	(5,218)	(5,382)
Net loans	449,014	443,959	409,020

Premises and equipment	10,587	10,633	9,774
Other real estate held for sale	3,825	3,212	3,494
Deferred Tax Asset	8,726	9,131	7,958
Other assets	5,517	5,215	5,480

TOTAL ASSETS	$541,896	$545,980	$506,496

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$57,547	$67,652	$52,470
NOW, money market, interest checking	161,445	155,465	151,614
Savings	13,273	13,829	13,601
CDs<$100,000	130,646	135,550	137,501
CDs>$100,000	24,619	24,355	24,066
Brokered	37,706	37,706	32,836
Total deposits	425,236	434,557	412,088

Borrowings:
Fed funds purchased	5,000	—	—
FHLB and other	35,925	35,925	35,997
Total borrowings	40,925	35,925	35,997
Other liabilities	2,696	3,050	2,316
Total liabilities	468,857	473,532	450,401

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized 500,000 shares, Issued and outstanding - 11,000 shares	11,000	11,000	10,976
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 5,557,859; 5,559,859; and 3,419,736 shares respectively	53,888	53,797	43,525
Retained earnings	7,181	6,727	990
Accumulated other comprehensive income	970	924	604

Total shareholders’ equity	73,039	72,448	56,095

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$541,896	$545,980	$506,496

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$5,889	$5,580
Tax-exempt	27	32
Interest on securities:
Taxable	240	264
Tax-exempt	7	7
Other interest income	31	25
Total interest income	6,194	5,908

INTEREST EXPENSE:
Deposits	877	983
Borrowings	161	162
Total interest expense	1,038	1,145

Net interest income	5,156	4,763
Provision for loan losses	375	495
Net interest income after provision for loan losses	4,781	4,268

OTHER INCOME:
Deposit service fees	162	194
Income from secondary market loans sold	299	298
SBA/USDA loan sale gains	109	—
Mortgage servicing income	103	85
Other	85	29
Total other income	758	606

OTHER EXPENSE:
Salaries and employee benefits	2,306	1,975
Occupancy	382	345
Furniture and equipment	270	228
Data processing	265	228
Professional service fees	225	180
Loan and deposit	73	141
Writedowns and losses on other real estate held for sale	2	11
FDIC insurance assessment	105	159
Telephone	82	55
Advertising	104	98
Other	497	414
Total other expenses	4,311	3,834

Income before provision for income taxes	1,228	1,040
Provision for income taxes	415	349

NET INCOME	813	691

Preferred dividend and accretion of discount	137	193

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$676	$498

INCOME PER COMMON SHARE:
Basic	$.12	$.12
Diluted	$.12	$.11

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012

Net income	$813	$691

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains arising during the period	69	423
Less: reclassification adjustment for gains included in net income	—	—
Net securities gain during the period	69	423
Tax effect	(23)	(144)
Other comprehensive income	46	279

Total comprehensive income	$859	$970

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013			2012
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$11,000	$61,448	$72,448	$10,921	$44,342	$55,263

Net income for period	—	813	813	—	691	691
Net unrealized gain (loss) on securities available for sale	—	46	46	—	279	279
Total comprehensive income (loss)	—	859	859	—	970	970
Stock compensation		108	108
Dividend on common stock	—	(222)	(222)	—	—	—
Repurchase of common stock		(17)	(17)
Dividend on preferred stock	—	(137)	(137)	—	(138)	(138)
Accretion of preferred stock discount	—	—	—	55	(55)	—
Balance, end of period	$11,000	$62,039	$73,039	$10,976	$45,119	$56,095

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash Flows from Operating Activities:
Net income	$813	$691
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	416	395
Provision for loan losses	375	495
Deferred income taxes	415	349
(Gain) on sale of loans sold in secondary market	(239)	(198)
Origination of loans held for sale in secondary market	(16,722)	(14,526)
Proceeds from loans held for sale in secondary market	16,961	14,788
(Gain) loss on sale of premises, equipment, and other real estate held for sale	2	11
Stock compensation	108	—
Change in other assets	(302)	(302)
Change in other liabilities	(354)	54
Net cash provided by operating activities	1,473	1,757

Cash Flows from Investing Activities:
Net (increase) in loans	(6,110)	(13,967)
Purchase of securities available for sale	(4,974)	(1,107)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	164	3,395
Capital expenditures	(250)	(413)
Proceeds from sale of premises, equipment, and other real estate	34	16
Net cash (used in) investing activities	(11,136)	(12,076)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	(9,321)	7,299
Net increase in fed funds purchased	5,000	—
Purchase of common stock	(17)	—
Dividend on common stock	(222)	—
Dividend on preferred stock	(137)	(138)
Net cash (used in) financing activities	(4,697)	7,161

Net (decrease) in cash and cash equivalents	(14,360)	(3,158)
Cash and cash equivalents at beginning of period	26,961	34,070

Cash and cash equivalents at end of period	$12,601	$30,912

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$603	$1,145
Income taxes	—	25

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	649	359

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 757,848.

On August 31, 2012, the Company granted 148,500 RSUs to certain members of management and all outside directors at the market value of the stock, which was $7.91.  The RSUs were awarded at no cost to the employee and vest ratably over a four-year period.  Compensation cost to be recognized over the four-year vesting period is $1.175 million.  As of March 31, 2013, none of the RSUs were vested and unrecognized compensation expense was $1.000 million.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02, Reporting Amounts of Reclassified Out of Accumulated Other Comprehensive Income.  This update requires separate presentation of amounts reclassified out of accumulated other comprehensive income (AOCI) for each component of AOCI and to disclose, for each affected line item in the income statement, the amount of AOCI that has been reclassified into that line item.  The update is effective for reporting periods beginning after December 15, 2012 (therefore, March 31, 2013 for the Corporation).  This update did not have a significant impact on the financial statements.

During 2012, the Corporation adopted new guidance related to the presentation of comprehensive income in the financial statements.  Among other changes, the new guidance eliminated the option to only present comprehensive income in the statement of equity.  The Corporation has elected to report comprehensive income in a separate statement of comprehensive income that begins with net income.  The change in presentation has been applied retrospectively and the 2012 financial statements have been restated to conform to the new presentation method.  Other than the change in presentation of comprehensive income and related disclosures, the new guidance did not have a material effect on the financial statements.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2013 and 2012 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2013	2012
(Numerator):
Net income	$813	$691
Preferred stock dividends and accretion of discount	137	193
Net income available to common shareholders	$676	$498
(Denominator):
Weighted average shares outstanding - basic	5,559,570	3,419,736
Dilutive effect of stock options	—	—
Dilutive effect of common stock warrants	—	105,217
Weighted average shares outstanding - diluted	5,559,570	3,524,953
Income per common share:
Basic	$.12	$.12
Diluted	$.12	$.11

4.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2013, December 31, 2012 and March 31, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2013

US Agencies - MBS	$7,797	$414	$—	$8,211
US Agencies	15,206	116	(2)	15,320
Corporate Bonds	18,660	271	(3)	18,928
Obligations of states and political subdivisions	5,424	674	(1)	6,097

Total securities available for sale	$47,087	$1,475	$(6)	$48,556

December 31, 2012

US Agencies - MBS	$7,962	$412	$—	$8,374
US Agencies	10,267	137	—	10,404
Corporate Bonds	18,763	237	(23)	18,977
Obligations of states and political subdivisions	5,407	637	—	6,044

Total securities available for sale	$42,399	$1,423	$(23)	$43,799

March 31, 2012

US Agencies - MBS	$10,664	$360	$—	$11,024
US Agencies	10,373	156	—	10,529
Corporate Bonds	9,371	87	(3)	9,455
Obligations of states and political subdivisions	5,464	318	(2)	5,780

Total securities available for sale	$35,872	$921	$(5)	$36,788

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

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $6.722 million and $7.064 million, respectively, at March 31, 2013.

5.              LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012

Commercial real estate	$246,207	$244,966	$203,676
Commercial, financial, and agricultural	82,530	80,646	93,018
One to four family residential real estate	89,629	87,948	81,953
Construction:
Consumer	7,587	7,465	5,115
Commerical	16,295	17,229	22,116
Consumer	11,803	10,923	8,524

Total loans	$454,051	$449,177	$414,402

An analysis of the allowance for loan losses for the three months ended March 31, 2013, the year ended December 31, 2012, and the three months ended March 31, 2012 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012

Balance at beginning of period	$5,218	$5,251	$5,251
Recoveries on loans previously charged off	24	278	32
Loans charged off	(580)	(1,256)	(396)
Provision	375	945	495

Balance at end of period	$5,037	$5,218	$5,382

In the first quarter of 2013, net charge off activity was $.556 million, or .50% of average loans outstanding compared to net charge-offs of $.364 million, or .36% of average loans, in the same period in 2012.   In the first quarter of 2013, the Corporation recorded a provision for loan loss of $.375 million, compared to $.495 million in the first quarter of 2012.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218
Charge-offs	(435)	(72)	—	(7)	—	(66)	—	(580)
Recoveries	12	3	1	5	—	3	—	24
Provision	120	224	(8)	12	—	76	(49)	375
Ending balance ALLR	$2,964	$847	$118	$990	$—	$13	$105	$5,037

Loans:
Ending balance	$246,207	$82,530	$16,295	$89,629	$7,587	$11,803	$—	$454,051
Ending balance ALLR	(2,964)	(847)	(118)	(990)	—	(13)	(105)	(5,037)
Net loans	$243,243	$81,683	$16,177	$88,639	$7,587	$11,790	$(105)	$449,014

Ending balance ALLR:
Individually evaluated	$1,428	$321	$10	$150	$—	$13	$—	$1,922
Collectively evaluated	1,536	526	108	840	—	—	105	3,115
Total	$2,964	$847	$118	$990	$—	$13	$105	$5,037

Ending balance Loans:
Individually evaluated	$21,836	$6,097	$975	$477	$—	$13	$—	$29,398
Collectively evaluated	224,371	76,433	15,320	89,152	7,587	11,790	—	424,653
Total	$246,207	$82,530	$16,295	$89,629	$7,587	$11,803	$—	$454,051

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2012 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	5,251
Charge-offs	(729)	(40)	(6)	(399)	—	(82)	—	(1,256)
Recoveries	52	201	—	7	—	18	—	278
Provision	1,121	(548)	(76)	258	—	64	126	945
Unallocated assignment	—	—	—	—	—	—	—	—
Ending balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218

Loans:
Ending balance	$244,966	$80,646	$17,229	$87,948	$7,465	$10,923	$—	$449,177
Ending balance ALLR	(3,267)	(692)	(125)	(980)	—	—	(154)	(5,218)
Net loans	$241,699	$79,954	$17,104	$86,968	$7,465	$10,923	$(154)	$443,959

Ending balance ALLR:
Individually evaluated	1,662	155	10	112	—	—	—	1,939
Collectively evaluated	1,605	537	115	868	—	—	154	3,279
Total	$3,267	$692	$125	$980	$—	$—	$154	$5,218

Ending balance Loans:
Individually evaluated	$22,910	$6,070	$858	$796	$—	$—	$—	$30,634
Collectively evaluated	222,056	74,576	16,371	87,152	7,465	10,923	—	418,543
Total	$244,966	$80,646	$17,229	$87,948	$7,465	$10,923	$—	$449,177

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2012 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251
Charge-offs	(173)	(20)	—	(190)	(5)	(8)	—	(396)
Recoveries	8	18	—	1	—	5	—	32
Provision	127	49	23	158	5	3	130	495
Unallocated assignment	—	—	—	—	—	—	—	—
Ending balance ALLR	$2,785	$1,126	$230	$1,083	$—	$—	$158	$5,382

Loans:
Ending balance	$203,676	$93,018	$22,116	$81,953	$5,115	$8,524	$—	$414,402
Ending balance ALLR	(2,785)	(1,126)	(230)	(1,083)	—	—	(158)	(5,382)
Net loans	$200,891	$91,892	$21,886	$80,870	$5,115	$8,524	$(158)	$409,020

Ending balance ALLR:
Individually evaluated	$969	$374	$13	$28	$—	$—	$—	$1,384
Collectively evaluated	1,816	752	217	1,055	—	—	158	3,998
Total	$2,785	$1,126	$230	$1,083	$—	$—	$158	$5,382

Ending balance Loans:
Individually evaluated	$22,804	$12,886	$—	$859	$1,172	$—	$—	$37,721
Collectively evaluated	180,872	80,132	22,116	81,094	3,943	8,524	—	376,681
Total	$203,676	$93,018	$22,116	$81,953	$5,115	$8,524	$—	$414,402

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

Commercial construction loans in the amount of $3.317 million, $3.468 million and $3.503 million for the periods ended March 31, 2013, December 31, 2012 and March 31, 2012, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of March 31, 2013 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$5,541	$21,220	$85,101	$112,846	$16,529	$4,781	$189	$—	$246,207
Commercial, financial and agricultural	5,004	4,613	23,156	43,719	4,080	1,958	—	—	82,530
Commercial construction	—	740	5,392	5,687	757	402	—	3,317	16,295
One to four family residential real estate	—	1,961	3,109	4,667	—	534	—	79,358	89,629
Consumer construction	—	—	—	—	—	—	—	7,587	7,587
Consumer	—	177	50	370	—	—	—	11,206	11,803

Total loans	$10,545	$28,711	$116,808	$167,289	$21,366	$7,675	$189	$101,468	$454,051

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

Below is a breakdown of loans by risk category as of December 31, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,807	$20,491	$84,164	$113,379	$16,754	$5,189	$182	$—	$244,966
Commercial, financial and agricultural	5,026	3,936	23,821	41,785	4,296	1,782	—	—	80,646
Commercial construction	—	1,038	5,103	5,784	759	1,077	—	3,468	17,229
One-to-four family residential real estate	—	1,969	3,635	4,791	—	646	—	76,907	87,948
Consumer construction	—	—	—	—	—	—	—	7,465	7,465
Consumer	—	359	71	257	—	6	—	10,230	10,923

Total loans	$9,833	$27,793	$116,794	$165,996	$21,809	$8,700	$182	$98,070	$449,177

Below is a breakdown of loans by risk category as of March 31, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,906	$16,755	$50,487	$109,881	$16,533	$5,282	$832	$—	$203,676
Commercial, financial and agricultural	4,691	8,697	19,205	44,845	12,289	3,291	—	—	93,018
Commercial construction	207	690	6,353	10,180	767	416	—	3,503	22,116
One to four family residential real estate	—	2,000	3,731	6,705	—	993	—	68,524	81,953
Consumer construction	—	—	—	—	—	—	—	5,115	5,115
Consumer	—	—	97	657	—	—	—	7,770	8,524

Total loans	$8,804	$28,142	$79,873	$172,268	$29,589	$9,982	$832	$84,912	$414,402

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three months ended March 31, 2013.  Interest income that would have been recognized during this period was $.058 million.  For the three months ended March 31, 2012, the amounts were $.020 million and $.062 million.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2013

With no valuation reserve:
Commercial real estate	$738	$—	$846	$—	$—	$12
Commercial, financial and agricultural	316	—	306	—	—	3
Commercial construction	—	—	482	—	—	3
One to four family residential real estate	112	—	155	—	—	2
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,225	$—	$2,269	$1,112	$—	$30
Commercial, financial and agricultural	108	—	109	35	—	2
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	334	—	315	129	—	6
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$2,963	$—	$3,115	$1,112	$—	$42
Commercial, financial and agricultural	424	—	415	35	—	5
Commercial construction	—	—	482	—	—	3
One to four family residential real estate	446	—	470	129	—	8
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$3,833	$—	$4,482	$1,276	$—	$58

December 31, 2012

With no valuation reserve:
Commercial real estate	$132	$—	$1,550	$—	$—	$37
Commercial, financial and agricultural	—	—	1,063	—	—	19
Commercial construction	675	—	675	—	—	15
One to four family residential real estate	230	—	1,074	—	—	41
Consumer construction	—	—	16	—	—	1
Consumer	—	—	3	—	—	—

With a valuation reserve:
Commercial real estate	$2,939	$—	$3,173	$1,315	$54	$177
Commercial, financial and agricultural	436	—	504	109	—	17
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	275	—	281	95	—	6
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,071	$—	$4,723	$1,315	$54	$214
Commercial, financial and agricultural	436	—	1,567	109	—	36
Commercial construction	675	—	675	—	—	15
One to four family residential real estate	505	—	1,355	95	—	47
Consumer construction	—	—	16	—	—	1
Consumer	—	—	3	—	—	—
Total	$4,687	$—	$8,339	$1,519	$54	$313

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2012

With no valuation reserve:
Commercial real estate	$1,861	$—	$1,038	$—	$—	$14
Commercial, financial and agricultural	1,397	—	13	—	—	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	854	—	1,117	—	—	15
Consumer construction	15	—	19	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$93	$2,400	$3,585	$671	$20	$14
Commercial, financial and agricultural	229	—	1,358	229	—	19
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	8	—	8	8	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$1,954	$2,400	$4,623	$671	$20	$28
Commercial, financial and agricultural	1,626	—	1,371	229	—	19
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	862	—	1,125	8	—	15
Consumer construction	15	—	19	—	—	—
Consumer	—	—	—	—	—	—
Total	$4,457	$2,400	$7,138	$908	$20	$62

A summary of past due loans at March 31, 2013, December 31, 2012 and March 31, 2012 is as follows (dollars in thousands):

	March 31,			December 31,			March 31,
	2013			2012			2012
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$385	$2,963	$3,348	$575	$3,071	$3,646	$784	$1,954	$2,738
Commercial, financial and agricultural	186	424	610	71	436	507	20	1,626	1,646
Commercial construction	24	—	24	—	675	675	706	—	706
One to four family residential real estate	101	446	547	291	505	796	124	862	986
Consumer construction	—	—	—	—	—	—	—	15	15
Consumer	13	—	13	14	—	14	16	—	16

Total past due loans	$709	$3,833	$4,542	$951	$4,687	$5,638	$1,650	$4,457	$6,107

A roll-forward of nonaccrual activity for the three months ended March 31, 2013 (dollars in thousands):

	For the Three Months Ended March 31, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(117)	(2)	(100)	(49)	—	—	(268)
Charge-offs	(329)	(72)	—	(7)	—	—	(408)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	(580)	(69)	—	—	(649)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	317	62	—	62	—	—	441
Other	21	—	5	4	—	—	30

Ending balance	$2,963	$424	$—	$446	$—	$—	$3,833

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of nonaccrual activity during the year ended December 31, 2012 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

Principal payments	(1,569)	(1,385)	—	(1,068)	—	—	(4,022)
Charge-offs	(463)	—	—	(387)	(5)	(3)	(858)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(675)	—	—	(662)	(15)	—	(1,352)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	3,377	716	675	617	—	3	5,388
Other	39	(6)	—	8	—	—	41

Ending balance	$3,071	$436	$675	$505	$—	$—	$4,687

A roll-forward of nonaccrual activity for the three months ended March 31, 2012 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

Principal payments	(366)	(31)	—	(1,048)	(5)	—	(1,450)
Charge-offs	(46)	—	—	(187)	—	—	(233)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(327)	—	—	(33)	—	—	(360)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	310	559	—	132	—	—	1,001
Other	21	(13)	—	1	—	—	9

Ending balance	$1,954	$1,626	$—	$862	$15	$—	$4,457

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	Three Months Ended		Year Ended		Three Months Ended
	March 31,		December 31,		March 31,
	2013		2012		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	3	$4,614	1	$2,400
Commercial, financial and agricultural	1	953	1	1,221	—	—
Commercial construction	—	—	3	860	—	—
One to four family residential real estate	—	—	1	102	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	1	$953	8	$6,797	1	$2,400

A roll-forward of troubled debt restructuring during the period ended March 31, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,611	$1,221	$858	$102	$—	$5,792

Principal payments	(23)	—	—	(2)	—	(25)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	953	—	—	—	953
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$3,588	$2,174	$858	$100	$—	$6,720

NONACCRUAL

Beginning balance	$2,162	$—	$—	$102	$—	$2,264

Principal payments	—	—	—	—		—
Charge-offs	—	—	—	—		—
Advances	—	—	—	—		—
New restructured	7	—	—	4		11
Transfers to foreclosed properties	—	—	—	—		—
Transfers from accruing	—	—	—	—		—

Ending Balance	$2,169	$—	$—	$106	$—	$2,275

TOTALS

Beginning balance	$5,773	$1,221	$858	$204	$—	$8,056

Principal payments	(23)	—	—	(2)	—	(25)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	7	953	—	4	—	964
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$5,757	$2,174	$858	$206	$—	$8,995

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended December 31, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	(84)	—	(2)	(1)	—	(87)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	3,695	1,221	860	—	—	5,776
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)

Ending Balance	$3,611	$1,221	$858	$102	$—	$5,792

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	(432)	—	—	—	—	(432)
Charge-offs	(772)	—	—	—	—	(772)
Advances	47	—	—	—	—	47
New restructured	919	—	—	102	—	1,021
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$2,162	$—	$—	$102	$—	$2,264

TOTALS

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	(516)	—	(2)	(1)	—	(519)
Charge-offs	(772)	—	—	—	—	(772)
Advances	47	—	—	—	—	47
New restructured	4,614	1,221	860	102	—	6,797
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	(2,400)	—	—	—	—	(2,400)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$5,773	$1,221	$858	$204	$—	$8,056

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended March 31, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	3,672	1,221	859	—	—	5,752
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)

Ending Balance	$3,672	$1,221	$859	$103	$—	$5,855

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	835	1,072	—	293	—	2,200
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$3,235	$1,072	$—	$293	$—	$4,600

TOTALS

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	4,507	2,293	859	293	—	7,952
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	(2,400)	—	—	—	—	(2,400)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$6,907	$2,293	$859	$396	$—	$10,455

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012

Loans outstanding, beginning of period	$11,297	$8,827	$8,827
New loans	25	3,911	770
Net activity on revolving lines of credit	(24)	233	(31)
Repayment	(405)	(1,674)	(200)

Loans outstanding, end of period	$10,893	$11,297	$9,366

There were no loans to related parties classified substandard as of March 31, 2013, December 31, 2012 or March 31, 2012.  In addition to the outstanding balances above, there were unfunded commitments of $.055 million to related parties at March 31, 2013.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2013, the Corporation had obligations to service approximately $109 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 15.90 and a discount rate of 7.50% for March 31, 2013.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2013	2012	2012

Balance at beginning of period	$638	$400	$400
Additions from loans sold with servicing retained	75	344	71
Amortization	(38)	(106)	(21)

Fair value of MSRs at end of period	$675	$638	$450

7.              BORROWINGS

Borrowings consist of the following at March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012

Federal Home Loan Bank fixed rate advances at March 31, 2012 with a weighted average rate of 1.79% maturing in 2014, 2016 and 2018	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	925	925	997

	$35,925	$35,925	$35,997

The Federal Home Loan Bank borrowings are collateralized at March 31, 2013 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $40.358 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $6.572 million and $6.914 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2013.

The USDA Rural Development borrowing is collateralized by loans totaling $.133 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.873 million, and guaranteed by the Corporation.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              STOCK COMPENSATION PLANS

A summary of stock option transactions for the three months ended March 31, 2013 and 2012, and the year ended December 31, 2012, is as follows:

	March 31,	December 31,	March 31,
	2013	2012	2012

Outstanding shares at beginning of year	242,152	392,152	392,152
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(150,000)	—

Outstanding shares at end of period	242,152	242,152	392,152

Exercisable shares at end of period	126,361	126,361	148,861

Weighted average exercise price per share at end of period	$9.88	$9.88	$10.27

Shares available for grant at end of period	—	—	—

There were no options granted in the first three months of 2013 and 2012.

Following is a summary of the options outstanding and exercisable at March 31, 2013:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years

$9.16	2,500	1,000	1,500	2.71
$9.75	217,152	120,861	96,291	1.71
$10.65	12,500	2,500	10,000	3.71
$12.00	10,000	2,000	8,000	2.29
	242,152	126,361	115,791	1.85

The Corporation, in August 2012, granted 148,500 Restricted Stock Units (“RSU’s”) to outside members of the Board of Directors and Management.  These RSU’s were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of RSU’s various previously issued stock option awards were surrendered.

9.              INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2013 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.8 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $8.4 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The valuation allowance at March 31, 2013 was $3.010 million.  Management evaluated the deferred tax valuation allowance as of March 31, 2013 and determined that no adjustment to the valuation was warranted.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUE MEASUREMENTS (Continued)

The following table presents information for financial instruments at March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

		March 31, 2013		December 31, 2012		March 31, 2012
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$12,601	$12,601	$26,961	$26,961	$30,912	$30,912
Interest-bearing deposits	Level 2	10	10	10	10	10	10
Securities available for sale	Level 2	48,556	48,556	43,799	43,799	36,788	36,788
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 2	449,014	443,522	443,959	439,239	409,020	406,919
Accrued interest receivable	Level 2	1,709	1,709	1,319	1,319	1,425	1,425

Total financial assets		$514,950	$509,458	$519,108	$514,388	$481,215	$479,114

Financial liabilities:
Deposits	Level 2	$425,236	$424,867	$434,557	$434,227	$412,088	$412,119
Borrowings	Level 2	40,925	40,400	35,925	35,729	35,996	35,648
Accrued interest payable	Level 2	219	219	214	214	234	234

Total financial liabilties		$466,380	$465,486	$470,696	$470,170	$448,318	$448,001

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2013, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2013 and March 31, 2012 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUE MEASUREMENTS (Continued)

The Corporation had no Level 3 assets or liabilities on a recurring basis as of March 31, 2013, December 31, 2012 or March 31, 2012.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2013	(Level 1)	(Level 2)	(Level 3)	March 31, 2013
Assets

Impaired loans	$3,833	$—	$—	$3,833	$408
Other real estate owned	3,825	—	—	3,825	2
					$410

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets

Impaired loans	$4,687	$—	$—	$4,687	$1,151
Other real estate owned	3,212	—	—	3,212	489

					$1,640

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	March 31, 2012	(Level 1)	(Level 2)	(Level 3)	March 31, 2012
Assets

Impaired loans	$6,857	$—	$—	$6,857	$388
Other real estate owned	3,494	—	—	3,494	11

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

Amounts recorded for Preferred Stock and Warrant Common Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments.  Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the Preferred Stock (estimated 12%).  Fair value of the Warrant Common Stock is based on the value of the underlying Preferred Stock based on an estimate for a three year term.  The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Common Stock.  The discount on the preferred will be accreted on an effective yield basis over a three-year term.  The allocated carrying value of the Preferred Stock and Warrant Common Stock on the date of issuance (based on their relative fair values) was $10.382 million and $.618 million, respectively.  Cumulative dividends on the Preferred Stock are payable at 5% annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.  The Company is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods.  The Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed at any time with regulatory approval.  The preferred stock qualifies as Tier 1 Capital for regulatory purposes at the holding company.  The preferred stock was auctioned by the Treasury in 2012 and is now held by various investors.

Early in 2013, the Corporation received approval from its primary regulators to redeem $7.0 million of the $11.0 million outstanding preferred stock and expect to complete this redemption in early May.

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

	March 31,	December 31,	March 31,
	2013	2012	2012
Commitments to extend credit:
Variable rate	$41,978	$39,782	$29,088
Fixed rate	17,015	18,427	15,636
Standby letters of credit - Variable rate	2,894	2,879	4,427
Credit card commitments - Fixed rate	3,078	3,060	3,137

	$64,965	$64,148	$52,288

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2013 represents $94.828 million, or 27.48% compared to $78.769 million, or 24.71%, of the commercial loan portfolio on March 31, 2012.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

Forward Looking Statements/Risk Factors

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

RISK FACTORS

Risks Related to our Lending and Credit Activities

•                  Our business may be adversely affected by conditions in the financial markets and economic conditions generally, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

•                  Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

•                  Our allowance for loan losses may be insufficient.

Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in our allowance for loan losses.

Risks Related to Our Operations

•                  We are subject to interest rate risk.

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference between interest income on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  There are many factors which influence interest rates that are beyond our control, including but not limited to general economic conditions and governmental policy, in particular, the policies of the FRB.

•                  Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•                  Our controls and procedures may fail or be circumvented.

•                  Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2013, net deferred tax assets are approximately $8.726 million.  If an additional valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

•                  Our information systems may experience an interruption or breach in security.

Risks Related to Legal and Regulatory Compliance

•                  We operate in a highly regulated environment, which could increase our cost structure or have other negative impacts on our operations.

•                  The full impact of the recently enacted Dodd-Frank Act is currently unknown given that many of the details and substance of the new laws will be implemented through agency rulemaking.

Among the many requirements if the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 15 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.

Strategic Risks

•                  Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services.

•                  Future growth or operating results may require us to raise additional capital but that capital may not be available.

Reputation Risks

•                  Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer system or otherwise, could severely harm our business.

Liquidity Risks

•                  We could experience an unexpected inability to obtain needed liquidity.

The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds.  We seek to ensure our funding needs are met by maintaining an appropriate level of liquidity through asset/liability management.

Risks Related to an Investment in Our Common Stock

•                  Limited trading activity for shares of our common stock may contribute to price volatility.

•                  Our securities are not an insured deposit.

•                  You may not receive dividends on your investment in common stock.

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions.  Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus equals or exceeds its capital.

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

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2012.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

The Corporation recorded a first quarter 2013 net income available to common shareholders of $.676 million or $.12 per share compared to net income of $.498 million, or $.12 per share for the first quarter of 2012.  Operating results for the first quarter of 2013 included a provision of loan losses of $.375 million compared to $.495 million for the same period of 2012.

Weighted average shares outstanding totaled 5,559,570 for the first quarter of 2013 and 3,419,736 for the same period in 2012.

The net interest margin for the first quarter of 2013 increased to $5.156 million, or 4.18%, compared to $4.763 million, of 4.17% in the first quarter of 2012.

Total assets of the Corporation at March 31, 2013 were $541.896 million, up by $35.400 million, or 6.99% from the $506.496 million in total assets reported at March 31, 2012 and down by $4.084 million, or .75%, from total assets of $545.980 million at year-end 2012.  The loan portfolio increased $4.874 million in the first quarter of 2013, from December 31, 2012 balances of $449.177 million.  Deposits totaled $425.236 million at March 31, 2013, a decrease of $9.321 million from the $434.557 million at December 31, 2012.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $14.360 million during the first quarter of 2013.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $4.757 million, or 10.86%, from December 31, 2012 to March 31, 2013, with the balance on March 31, 2013, totaling $48.556 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of March 31, 2013, investment securities with an estimated fair value of $7.064 million were pledged.

Loans

Through the first quarter of 2013, loan balances increased by $4.874 million, or 1.09%, from December 31, 2012 balances of $449.177 million.  During the first three months of 2013, the Bank had total loan production of $39.826 million, which included $16.722 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, totaling $16.179 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.649 million.

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

Following is a summary of the loan portfolio at March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2013	Total	2012	Total	2012	Total
Commercial real estate	$246,207	54.22%	$244,966	54.53%	$203,676	49.15%
Commercial, financial, and agricultural	82,530	18.18	80,646	17.95	93,018	22.45
One to four family residential real estate	89,629	19.74	87,948	19.58	81,953	19.78
Construction:
Consumer	7,587	1.67	7,465	1.66	5,115	1.23
Commercial	16,295	3.59	17,229	3.84	22,116	5.34
Consumer	11,803	2.60	10,923	2.43	8,524	2.06
Total loans	$454,051	100.00%	$449,177	100.00%	$414,402	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in thousands):

	March 31, 2013			December 31, 2012			March 31, 2012
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$94,828	27.48%	129.83%	$95,151	27.75%	131.34%	$78,769	24.71%	140.42%
Hospitality and tourism	42,733	12.39	58.51	40,787	11.90	56.30	33,452	10.49	59.63
Commercial construction	16,295	4.72	22.31	17,229	5.03	23.78	22,116	6.94	39.43
Lessors of nonresidential buildings	13,162	3.81	18.02	12,128	3.54	16.74	15,460	4.85	27.56
Insurance agencies and brokerages	11,854	3.44	16.23	12,128	3.54	17.49	11,302	3.55	23.70
Other	166,160	48.16	227.49	165,418	48.24	228.33	157,711	49.46	281.15

Total Commercial Loans	$345,032	100.00%		$342,841	100.00%		$318,810	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2013.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2013, our residential loan portfolio totaled $97.216 million, or 21.41% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $4.346 million at the end of December 31, 2012 to $4.234 million at March 31, 2013.  The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the three months ended March 31, 2013 amounted to $.556 million, or .50% of average loans outstanding, compared to $.364 million, or .36% of average loans outstanding, for the same period in 2012.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012
Nonperforming Assets:
Nonaccrual Loans	$3,833	$4,687	$4,457
Loans past due 90 days or more	—	—	—
Restructured loans	—	—	2,400
Total nonperforming loans	3,833	4,687	6,857
Other real estate owned	3,825	3,212	3,494
Total nonperforming assets	$7,658	$7,899	$10,351
Nonperforming loans as a % of loans	.84%	1.04%	1.65%
Nonperforming assets as a % of assets	1.41%	1.45%	2.04%
Reserve for Loan Losses:
At period end	$5,037	$5,218	$5,382
As a % of loans	1.11%	1.24%	1.30%
As a % of nonperforming loans	131.41%	111.33%	78.49%
As a % of nonaccrual loans	131.41%	111.33%	120.75%
Texas ratio*	9.90%	10.17%	16.84%

*calculated by taking total nonperforming assets divided by total tangible equity plus reserve for loan losses

Nonperforming assets at $7.658 million have been reduced in 2013 by $.241 million from the $7.899 million at 2012 year end.  This reduction in nonperforming assets reflects management’s continued efforts in the remediation of problem credits and disposition of OREO properties.  The current low level of nonperforming assets is also representative of the overall quality of the Corporation’s loan portfolio.

The following provides additional information relative to the Corporation’s credit quality:

	At Period End
	March 31, 2013	December 31, 2012	March 31, 2012

Total loans, at period end	$454,051	$449,177	$414,402
Average loans for the period	$449,065	$422,440	$404,048

	For the Period Ended
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012

Net charge-offs during the period	$556	$978	$364
Net charge-offs to average loans	.50%	.23%	.36%
Net charge-offs to beginning allowance balance	10.66%	18.63%	6.93%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2013, the Corporation will again utilize a consultant for loan review.

As of March 31, 2013, the allowance for loan losses represented 1.11% of total loans.  At March 31, 2013, the allowance included specific reserves in the amount of $1.922 million, as compared to $1.939 million at December 31, 2012 and $1.384 million at March 31, 2012.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2013	December 31, 2012	March 31, 2012

Balance at beginning of period	$3,212	$3,162	$3,162
Other real estate transferred from loans due to foreclosure	649	1,352	359
Other real estate sold	(34)	(775)	(16)
Writedowns on other real estate held for sale	—	(496)	—
Loss on sale of other real estate held for sale	(2)	(31)	(11)

Balance at end of period	$3,825	$3,212	$3,494

During the first quarter of 2013, the Corporation received real estate in lieu of loan payments of $.649 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had a decrease in deposits in the first quarter of 2013.  Total deposits decreased by $9.321 million, or 2.14%, in the first quarter of 2013.  The decrease in deposits for the first quarter of 2013 is composed of an increase in noncore deposits of $.264 million and a decrease in core deposits of $9.585 million.  In recent years, the Corporation strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  In an effort to stem some runoff from core deposit CDs, management recently increased some offering rates on CD products.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2013	% of Total	2012	% of Total	2012	% of Total

Noninterest bearing	$57,547	13.53%	$67,652	15.57%	$52,470	12.73%
NOW, money market, checking	161,445	37.97	155,465	35.78	151,614	36.80
Savings	13,273	3.12	13,829	3.18	13,601	3.30
Certificates of Deposit <$100,000	130,646	30.72	135,550	31.19	137,501	33.37
Total core deposits	362,911	85.34	372,496	85.72	355,186	86.19

Certificates of Deposit >$100,000	24,619	5.79	24,355	5.60	24,066	5.84
Brokered CDs	37,706	8.87	37,706	8.68	32,836	7.97
Total non-core deposits	62,325	14.66	62,061	14.28	56,902	13.82

Total deposits	$425,236	100.00%	$434,557	100.00%	$412,088	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2013, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.2 years and a weighted average rate of 1.79% at March 31, 2013.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity increased $.591 million from December 31, 2012 to March 31, 2013.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $.676 million, a reduction for common stock dividends of $.222 million, increases due to stock compensation of $.108 million, an increase in the market value of securities of $.046 million and a decrease due to the repurchase of common stock of $.017 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $.676 million, or $.12 per share, in the first quarter of 2013, compared to $.498 million or $.12 per share for the first quarter of 2012.  The first quarter results include a provision for loan losses of $.375 million. Operating results for the same period in 2012 include a provision for loan losses of $.495 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.174 million, 4.20% of average earning assets, in the first quarter of 2013, compared to $4.782 million, and 4.18% of average earning assets, in the first quarter of 2012.  Margin improvement in 2013 was primarily due to a reduction in funding costs between periods.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2013-2012
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	2013	2012	Variance	Variance	Variance	Variance

Loans (1,2,3)	$448,925	$404,048	$44,877	5.36%	5.60%	$5,930	$5,627	$303	$625	$(245)	$(77)
Taxable securities	46,704	36,983	9,721	2.08	2.87	240	264	(24)	69	(72)	(21)
Nontaxable securities (2)	843	854	(11)	4.81	5.18	10	11	(1)	—	(1)	—
Federal funds sold	3	14,725	(14,722)	—	.14	—	5	(5)	(5)	(5)	5
Other interest-earning assets	3,070	3,070	—	4.10	2.62	31	20	11	—	11	—
Total earning assets	499,545	459,680	39,865	5.04	5.17	6,211	5,927	284	689	(312)	(93)
Reserve for loan losses	(5,086)	(5,241)	155
Cash and due from banks	18,562	22,217	(3,655)
Fixed Assets	10,633	9,825	808
Other Real Estate	3,294	3,194	100
Other assets	14,212	13,737	475
Total assets	$541,160	$503,412	$37,748

NOW and money market deposits	$126,149	$122,398	$3,751.25%		.38%	$79	$117	$(38)	$4	$(41)	$(1)
Interest checking	36,071	30,269	5,802.31		.56	28	42	(14)	8	(19)	(3)
Savings deposits	14,997	13,102	1,895.11		.12	4	4	—	1	(1)	—
CDs <$100,000	131,641	134,416	(2,775)	1.64	1.79	533	596	(63)	(12)	(54)	3
CDs >$100,000	24,630	24,122	508	1.66	1.70	101	102	(1)	2	(3)	—
Brokered deposits	37,706	32,836	4,870	1.43	1.49	133	122	11	19	(7)	(1)
Borrowings	35,755	35,997	(242)	1.80	1.81	159	162	(3)	(1)	(2)
Total interest-bearing liabilities	406,949	393,140	13,809	1.03	1.17	1,037	1,145	(108)	21	(127)	(2)
Demand deposits	71,376	52,107	19,269
Other liabilities	2,545	2,747	(202)
Shareholders’ equity	60,290	55,418	4,872
Total liabilities and shareholders’ equity	$541,160	$503,412	$37,748
Rate spread				4.01%	4.00%
Net interest margin/revenue				4.20%	4.18%	$5,174	$4,782	$392	$668	$(185)	$(91)

In the past several years of a low interest rate environment, the Corporation, repriced all of its brokered deposits along with the majority of its bank time deposits.  This repricing of liabilities is the primary reason for the increased interest margin, on a fully taxable equivalent basis in recent reported periods.  In the first quarter of 2013, we also increased our margin from 4.18% in the first quarter of 2012 to 4.20%.

During this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first quarter of 2013, the Corporation determined through this analysis that a $.375 million provision for loan loss was required, compared to $.495 required in the first quarter of 2012.  Impacting the loan loss provision for the first quarter of 2013 were net charge-offs of $.556 million.

Other Income

Other income increased by $.152 million for the three months ended March 31, 2013, compared to the three months ended March 31, 2012.  Included in first quarter of 2013 is income from secondary market loans of $.299 million and income from SBA/USDA loan sales of $.109 million, compared to $.298 million for secondary market loans and no income from SBA/USDA loans sales in the first quarter of 2012.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2013	2012	Dollars	Percent

Deposit service fees	$162	$194	$(32)	(16.49)%
Income from secondary market loans sold	299	298	1.34
SBA/USDA loan sale gains	109	—	109	100.00
Mortgage servicing income	103	85	18	21.18
Other noninterest income	85	29	56	193.10

Total other income	$758	$606	$152	25.08%

Other Expense

For the first quarter of 2013, the Corporation recorded other expense of $4.311 million compared to $3.834 million in 2012, an increase of $.477 million.  Included in other expense for the quarter is an increase in salaries and employee benefits of $.331 million as a result of necessary staffing additions to the loan and deposit operations areas.  The Corporation also had higher occupancy expenses in 2013 due primarily to weather related expenses as a result of the prolonged winter.

The following table details other expense for the three months ended March 31, 2013 and 2012 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2013	2012	Dollars	Percentage
Salaries and employee benefits	$2,306	$1,975	$331	16.76%
Occupancy	382	345	37	10.72
Furniture and equipment	270	228	42	18.42
Data processing	265	228	37	16.23
Professional service fees	225	180	45	25.00
Loan and deposit	73	141	(68)	(48.23)
Writedowns and losses on other real estate held for sale	2	11	(9)	(81.82)
FDIC insurance premiums	105	159	(54)	(33.96)
Telephone	82	55	27	49.09
Advertising	104	98	6	6.12
Other	497	414	83	20.05
Total other expense	$4,311	$3,834	$477	12.44%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2013 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.8 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $15.6 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax benefit of approximately $.349 million and $.214 million for the quarters ended March 31, 2013 and 2012, respectively.  The valuation allowance at March 31, 2013 was approximately $3.010 million.  Management evaluated the deferred tax valuation allowance as of March 31, 2013 and determined that no adjustment to the valuation was warranted.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

Current balance sheet liquidity consists of $12.601 million in cash and due from balances, neglible federal funds sold and $41.492 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first quarter of 2013, the Corporation decreased cash and cash equivalents by $14.360 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net increase in investment securities of $4.810 million and a net increase in loans of $6.110 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  At this time, the Corporation does not have any definitive plans for payments of dividends by the Bank however may consider doing so in future periods.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At March 31, 2013, the Bank’s core deposits in relation to total funding were 77.85% compared to 79.27% at March 31, 2012.  These ratios indicated at March 31, 2013, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2013, the Bank had $23.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s operating plan for 2013 includes strategies to increase core deposits in the Corporation’s local markets.  New deposit products and strategic advertising is expected to aid in efforts of management in growing core deposits which will then reduce the dependency on noncore deposits. The Corporation’s operating plan for 2013 calls for augmenting local deposit growth efforts with wholesale CD funding, to the extent necessary.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of March 31, 2013, the

Corporation and Bank were well capitalized.  During the first quarter of 2013, total capitalization increased by $.591 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2013	2012	2012

Capital Structure
Shareholders’ equity	$62,039	$61,448	$45,119
Preferred stock	11,000	11,000	10,976
Total shareholders’ equity	$73,039	$72,448	$56,095
Total capitalization	$73,039	$72,448	$56,095
Tangible capital	$72,314	$71,800	$56,095

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	725	688	450
Total intangibles	$725	$688	$450

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$73,039	$72,448	$56,095
Net unrealized (gains) on available for sale securities	(970)	(924)	(605)
Less: disallowed deferred tax asset	(6,800)	(7,100)	(6,000)
Less: intangibles	(73)	(69)	(45)
Total Tier 1 capital	$65,196	$64,355	$49,445
Tier 2 Capital:
Allowable reserve for loan losses	$5,037	$5,218	$5,352
Qualifying long-term debt	—	—	—
Total Tier 2 capital	5,037	5,218	5,352
Total capital	$70,233	$69,573	$54,797
Risk-adjusted assets	$466,377	$466,039	$428,101

Capital ratios:
Tier 1 Capital to average assets	12.23%	11.98%	9.95%
Tier 1 Capital to risk weighted assets	13.98%	13.81%	11.55%
Total Capital to risk weighted assets	15.06%	14.93%	12.80%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
March 31, 2013	13.48%	13.36%	12.23%	13.98%	15.06%
March 31, 2012	11.08%	10.99%	9.95%	11.55%	12.80%

The Bank:
March 31, 2013	11.24%	11.12%	9.95%	11.37%	12.44%
March 31, 2012	10.35%	10.26%	9.23%	10.72%	11.97%

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

The Corporation has established interest rate floors on approximately $170.758 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $95 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $72 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $48.556 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $232.265 million of transactional accounts, of which $57.547 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at March 31, 2013 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$286,736	$11,235	$50,303	$105,775	$454,049
Securities	7	7,584	30,779	10,184	48,554
Other (1)	13	—	—	3,060	3,073

Total interest-earning assets	286,756	18,819	81,082	119,019	505,676

Interest-bearing obligations:
NOW, money market, savings, interest checking	174,718	—	—	—	174,718
Time deposits	14,159	60,021	80,878	197	155,255
Brokered CDs	—	—	37,706	—	37,706
Borrowings	5,000	10,000	25,000	925	40,925

Total interest-bearing obligations	193,877	70,021	143,584	1,122	408,604

Gap	$92,879	$(51,202)	$(62,502)	$117,897	$97,072

Cumulative gap	$92,879	$41,677	$(20,825)	$97,072

(1)      Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2013, the Corporation had a cumulative asset sensitivity gap position of $41.677 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2012, the Corporation had a cumulative liability sensitivity gap position of $44.838 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 2.2 years and a weighted average rate of 1.79%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2013	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)