Form 10-Q
period 2013-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2013-08-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

As of June 30, 2013, there were outstanding 5,554,459 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.
PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2013 (Unaudited), December 31, 2012 and June 30, 2012 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2013 (Unaudited) and June 30, 2012 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2013 (Unaudited) and June 30, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2013 (Unaudited) and June 30, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2013 (Unaudited) and June 30, 2012 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	41

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

MACKINAC FINANCIAL CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2013	2012	2012
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$26,216	$26,958	$33,248
Federal funds sold	3	3	—
Cash and cash equivalents	26,219	26,961	33,248

Interest-bearing deposits in other financial institutions	10	10	10
Securities available for sale	47,307	43,799	39,054
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	343,561	342,841	319,398
Mortgage	98,559	95,413	90,260
Consumer	13,435	10,923	9,795
Total Loans	455,555	449,177	419,453
Allowance for loan losses	(5,177)	(5,218)	(5,083)
Net loans	450,378	443,959	414,370

Premises and equipment	10,536	10,633	10,134
Other real estate held for sale	2,481	3,212	3,518
Deferred Tax Asset	8,367	9,131	10,271
Other assets	5,143	5,215	10,701

TOTAL ASSETS	$553,501	$545,980	$524,366

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$64,736	$67,652	$59,872
NOW, money market, interest checking	146,203	155,465	143,795
Savings	12,229	13,829	14,248
CDs<$100,000	134,767	135,550	140,018
CDs>$100,000	25,091	24,355	25,975
Brokered	64,881	37,706	41,473
Total deposits	447,907	434,557	425,381

Borrowings	35,925	35,925	35,997
Other liabilities	3,149	3,050	2,636
Total liabilities	486,981	473,532	464,014

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares	4,000	11,000	11,000
Issued and outstanding - 4,000, 11,000 and 11,000 respectively
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 5,554,459, 5,559,859 and 3,419,736 respectively	53,934	53,797	43,525
Retained earnings	8,156	6,727	5,131
Accumulated other comprehensive income	430	924	696

Total shareholders’ equity	66,520	72,448	60,352

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$553,501	$545,980	$524,366

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,014	$5,873	$11,903	$11,453
Tax-exempt	28	30	55	62
Interest on securities:
Taxable	241	238	481	502
Tax-exempt	6	7	13	14
Other interest income	32	30	63	55
Total interest income	6,321	6,178	12,515	12,086

INTEREST EXPENSE:
Deposits	886	992	1,763	1,975
Borrowings	166	167	327	329
Total interest expense	1,052	1,159	2,090	2,304

Net interest income	5,269	5,019	10,425	9,782
Provision for loan losses	100	150	475	645
Net interest income after provision for loan losses	5,169	4,869	9,950	9,137

OTHER INCOME:
Deposit service fees	175	189	337	383
Income from secondary market loans sold	279	226	578	524
SBA/USDA loan sale gains	554	620	663	620
Mortgage servicing income	182	115	285	200
Other	61	155	146	184
Total other income	1,251	1,305	2,009	1,911

OTHER EXPENSE:
Salaries and employee benefits	2,375	2,003	4,681	3,978
Occupancy	363	335	745	680
Furniture and equipment	255	219	525	447
Data processing	268	258	533	486
Professional service fees	320	310	545	490
Loan and deposit	45	338	118	479
Writedowns and losses on other real estate held for sale	87	174	89	185
FDIC insurance assessment	95	159	200	318
Telephone	63	57	145	112
Advertising	111	98	215	196
Other	541	256	1,038	670
Total other expenses	4,523	4,207	8,834	8,041

Income before provision for income taxes	1,897	1,967	3,125	3,007
Provision for (benefit of) income taxes	637	(2,335)	1,052	(1,986)

NET INCOME	1,260	4,302	2,073	4,993

Preferred dividend and accretion of discount	63	161	200	354

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,197	$4,141	$1,873	$4,639

INCOME PER COMMON SHARE*:
Basic	$.22	$.97	$.34	$1.09
Diluted	$.22	$.94	$.34	$1.05

*Earnings per share data for 2012 restated for common stock issuance

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Net income	$1,260	$4,302	$2,073	$4,993

Net change in net unrealized gains on securities available for sale:
Unrealized gains (losses) arising during the period	(832)	139	(763)	562
Less: reclassification adjustment for gains(losses) included in net income	15	—	15	—
Net securities gain (loss) during the period	(817)	139	(748)	562
Tax effect	277	(47)	254	(191)
Net of tax	(540)	92	(494)	371

Comprehensive income	$720	$4,394	$1,579	$5,364

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2013			2012
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$11,000	$62,039	$73,039	$10,976	$45,119	$56,095

Net income for period	—	1,260	1,260	—	4,302	4,302
Net unrealized gain (loss) on securities available for sale	—	(540)	(540)	—	92	92
Total comprehensive income (loss)	—	720	720	—	4,394	4,394
Stock compensation	—	75	75	—	—	—
Dividend on common stock	—	(222)	(222)	—	—	—
Repurchase of common stock	—	(29)	(29)	—	—	—
Redemption of Preferred Series A stock	(7,000)	—	(7,000)	—	—	—
Dividend on preferred stock	—	(63)	(63)	—	(137)	(137)
Accretion of preferred stock discount	—	—	—	24	(24)	—
Balance, end of period	$4,000	$62,520	$66,520	$11,000	$49,352	$60,352

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2013			2012
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$11,000	$61,448	$72,448	$10,921	$44,342	$55,263

Net income (loss) for period	—	2,073	2,073	—	4,993	4,993
Net unrealized gain (loss) on securities available for sale	—	(494)	(494)	—	371	371
Total comprehensive income (loss)	—	1,579	1,579	—	5,364	5,364
Stock compensation	—	183	183	—	—	—
Dividend on common stock	—	(444)	(444)	—	—	—
Repurchase of common stock	—	(46)	(46)	—	—	—
Redemption of Preferred Series A stock	(7,000)	—	(7,000)
Dividend on preferred stock	—	(200)	(200)	—	(275)	(275)
Accretion of preferred stock discount	—	—	—	79	(79)	—
Balance, end of period	$4,000	$62,520	$66,520	$11,000	$49,352	$60,352

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,073	$4,993
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	840	777
Provision for loan losses	475	645
Deferred income taxes	1,052	(1,986)
Gain on sales/calls of securities	(15)	—
(Gain) on sale of secondary market loans	(458)	(198)
Origination of loans held for sale in secondary market	(32,597)	(28,942)
Proceeds from loans held for sale in secondary market	33,055	29,140
(Gain) loss on sale of premises, equipment, and other real estate held for sale	(25)	11
Writedown of other real estate held for sale	114	174
Stock compensation	183	—
Change in other assets	72	(5,546)
Change in other liabilities	99	374
Net cash provided by (used in) operating activities	4,868	(558)

Cash Flows from Investing Activities:
Net increase in loans	(7,600)	(19,755)
Purchase of securities available for sale	(4,974)	(6,293)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	476	6,368
Capital expenditures	(501)	(1,044)
Proceeds from sale of premises, equipment, and other real estate	1,329	143
Net cash (used in) investing activities	(11,270)	(20,581)

Cash Flows from Financing Activities:
Net increase in deposits	13,350	20,592
Repurchase of common stock	(46)	—
Dividend on common stock	(444)	—
Redemption of Preferred Series A	(7,000)	—
Dividend on preferred stock	(200)	(275)
Net cash provided by financing activities	5,660	20,317

Net (decrease) in cash and cash equivalents	(742)	(822)
Cash and cash equivalents at beginning of period	26,961	34,070

Cash and cash equivalents at end of period	$26,219	$33,248

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,651	$2,304
Income taxes	99	50

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	687	685

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

The Corporation has three various stock compensation plans, which are now expired.  One plan was approved during 2000 and applies to officers, employees, and nonemployee directors.  This plan was amended as a part of the December 2004 stock offering and recapitalization.  The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587.   The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997.  A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under these plans.  Options under all of the plans were granted at the discretion of a committee of the Corporation’s Board of Directors.  Options to purchase shares of the Corporation’s stock were granted at a price equal to the market price of the stock at the date of grant.  The committee determined the vesting of the options when they were granted as established under the plan.

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 757,848.

On August 31, 2012, the Corporation granted 148,500 RSUs to certain members of management and all outside directors at the market value of the stock, which was $7.91.  The RSUs were awarded at no cost to the employee and vest ratably over a four-year period.  Compensation cost to be recognized over the four-year vesting period is $1.175 million.  As of June 30, 2013, none of the RSUs were vested and unrecognized compensation expense was $.975 million.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2013 and 2012 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
(Numerator):
Net income	$1,260	$4,302	$2,073	$4,993
Preferred stock dividends and accretion of discount	63	161	200	354
Net income available to common shareholders	$1,197	$4,141	$1,873	$4,639
(Denominator):
Weighted average shares outstanding - basic	5,556,133	3,419,736	5,557,842	3,419,736
Dilutive effect of common stock warrants	—	120,172	—	112,904
Weighted average shares outstanding - diluted	5,556,133	3,539,908	5,557,842	3,532,640
Income per common share*:
Basic	$.22	$.97	$.34	$1.09
Diluted	$.22	$.94	$.34	$1.05

*Earnings per share data for 2012 restated for common stock issuance

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2013, December 31, 2012 and June 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2013

US Agencies - MBS	$7,491	$354	$—	$7,845
US Agencies	15,172	74	(341)	14,905
Corporate Bonds	18,557	161	(45)	18,673
Obligations of states and political subdivisions	5,435	450	(1)	5,884

Total securities available for sale	$46,655	$1,039	$(387)	$47,307

December 31, 2012

US Agencies - MBS	$7,962	$412	$—	$8,374
US Agencies	10,267	137	—	10,404
Corporate Bonds	18,763	237	(23)	18,977
Obligations of states and political subdivisions	5,407	637	—	6,044

Total securities available for sale	$42,399	$1,423	$(23)	$43,799

June 30, 2012

US Agencies - MBS	$9,667	$412	$—	$10,079
US Agencies	10,338	155	—	10,493
Corporate Bonds	12,519	70	(17)	12,572
Obligations of states and political subdivisions	5,474	438	(2)	5,910

Total securities available for sale	$37,998	$1,075	$(19)	$39,054

When gross unrealized losses exist within the portfolio, the Corporation considers them temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $6.383 million and $6.669 million, respectively, at June 30, 2013.

4.     LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012

Commercial real estate	$243,363	$244,966	$211,506
Commercial, financial, and agricultural	84,145	80,646	85,099
One to four family residential real estate	94,254	87,948	84,665
Construction :
Consumer	4,305	7,465	5,595
Commerical	16,053	17,229	22,793
Consumer	13,435	10,923	9,795

Total loans	$455,555	$449,177	$419,453

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS (Continued)

An analysis of the allowance for loan losses for the six months ended June 30, 2013, the year ended December 31, 2012, and the six months ended June 30, 2012 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012

Balance at beginning of period	$5,218	$5,251	$5,251
Recoveries on loans previously charged off	100	278	219
Loans charged off	(616)	(1,256)	(1,032)
Provision	475	945	645

Balance at end of period	$5,177	$5,218	$5,083

In the first half of 2013, net charge off activity was $.516 million, or .23% of average loans outstanding compared to net charge-offs of $.813 million, or .40% of average loans, in the same period in 2012.   In the first half of 2013, the Corporation recorded a provision for loan loss of $.475 million compared to $.645 million in the first half of 2012.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2013
Allowance for loan loss reserve:
Beginning balance ALLR	$2,964	$847	$118	$990	$—	$13	$105	$5,037
Charge-offs	(21)	(4)	—	(6)	—	(5)	—	(36)
Recoveries	29	30	1	6	—	10	—	76
Provision	(311)	217	(22)	(113)	—	(5)	334	100
Ending balance ALLR	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177

Six Months Ended June 30, 2013
Allowance for loan loss reserve:
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218
Charge-offs	(456)	(76)	—	(13)	—	(71)	—	(616)
Recoveries	41	33	2	11	—	13	—	100
Provision	(191)	441	(30)	(101)	—	71	285	475
Ending balance ALLR	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177

At June 30,2013
Loans:
Ending balance	$243,363	$84,145	$16,053	$94,254	$4,305	$13,435	$—	$455,555
Ending balance ALLR	(2,661)	(1,090)	(97)	(877)	—	(13)	(439)	(5,177)
Net loans	$240,702	$83,055	$15,956	$93,377	$4,305	$13,422	$(439)	$450,378

Ending balance ALLR:
Individually evaluated	$1,396	$643	$8	$148	$—	$13	$—	$2,208
Collectively evaluated	1,265	447	89	729	—	—	439	2,969
Total	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177

Ending balance Loans:
Individually evaluated	$14,499	$6,668	$917	$640	$—	$22	$—	$22,746
Collectively evaluated	228,864	77,477	15,136	93,614	4,305	13,413	—	432,809
Total	$243,363	$84,145	$16,053	$94,254	$4,305	$13,435	$—	$455,555

Impaired loans, by definition, are individually evaluated.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2012 is as follows (dollars in thousands):

	Commercial	Commercial, financial and	Commercial	One to four family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	5,251
Charge-offs	(729)	(40)	(6)	(399)	—	(82)	—	(1,256)
Recoveries	52	201	—	7	—	18	—	278
Provision	1,121	(548)	(76)	258	—	64	126	945
Ending balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218

Loans:
Ending balance	$244,966	$80,646	$17,229	$87,948	$7,465	$10,923	$—	$449,177
Ending balance ALLR	(3,267)	(692)	(125)	(980)	—	—	(154)	(5,218)
Net loans	$241,699	$79,954	$17,104	$86,968	$7,465	$10,923	$(154)	$443,959

Ending balance ALLR:
Individually evaluated	$1,662	$155	$10	$112	$—	$—	$—	$1,939
Collectively evaluated	1,605	537	115	868	—	—	154	3,279
Total	$3,267	$692	$125	$980	$—	$—	$154	$5,218

Ending balance Loans:
Individually evaluated	$22,910	$6,070	$858	$796	$—	$—	$—	$30,634
Collectively evaluated	222,056	74,576	16,371	87,152	7,465	10,923	—	418,543
Total	$244,966	$80,646	$17,229	$87,948	$7,465	$10,923	$—	$449,177

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2012 is as follows (dollars in thousands):

	Commercial	Commercial, financial and	Commercial	One to four family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2012
Allowance for loan loss reserve:
Beginning balance ALLR	$2,785	$1,126	$230	$1,083	$—	$—	$158	$5,382
Charge-offs	(518)	(4)	(6)	(106)	5	(7)	—	(636)
Recoveries	10	169	—	4	—	4		187
Provision	507	(403)	(6)	102	(5)	3	(48)	150
Ending balance ALLR	$2,784	$888	$218	$1,083	$—	$—	$110	$5,083

Six Months Ended June 30, 2012
Allowance for loan loss reserve:
Beginning balance ALLR	$2,823	$1,079	$207	$1,114	$—	$—	$28	$5,251
Charge-offs	(691)	(24)	(6)	(296)	—	(15)	—	(1,032)
Recoveries	18	187	—	5	—	9	—	219
Provision	634	(354)	17	260	—	6	82	645
Ending balance ALLR	$2,784	$888	$218	$1,083	$—	$—	$110	$5,083

At June 30,2012
Loans:
Ending balance	$211,506	$85,099	$22,793	$84,665	$5,595	$9,795	$—	$419,453
Ending balance ALLR	(2,784)	(888)	(218)	(1,083)	—	—	(110)	(5,083)
Net loans	$208,722	$84,211	$22,575	$83,582	$5,595	$9,795	$(110)	$414,370

Ending balance ALLR:
Individually evaluated	$1,000	$148	$12	$36	$—	$—	$—	$1,196
Collectively evaluated	1,784	740	206	1,047	—	—	110	3,887
Total	$2,784	$888	$218	$1,083	$—	$—	$110	$5,083

Ending balance Loans:
Individually evaluated	$22,119	$6,150	$1,534	$764	$15	$—	$—	$30,582
Collectively evaluated	189,387	78,949	21,259	83,901	5,580	9,795	—	388,871
Total	$211,506	$85,099	$22,793	$84,665	$5,595	$9,795	$—	$419,453

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

Commercial construction loans in the amount of $3.394 million, $3.468 million and $3.407 million for the periods ended June 30, 2013, December 31, 2012 and June 30, 2012, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of June 30, 2013 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total
Commercial real estate	$2,294	$22,319	$86,404	$111,180	$16,446	$4,531	$189	$—	$243,363
Commercial, financial and agricultural	4,997	5,253	21,780	46,214	4,176	1,725	—	—	84,145
Commercial construction	—	723	5,119	5,660	755	402	—	3,394	16,053
One to four family residential real estate	—	1,954	2,465	4,565	—	—	—	85,270	94,254
Consumer construction	—	—		—	—	—	—	4,305	4,305
Consumer	—	109	36	470	—	—	—	12,820	13,435

Total loans	$7,291	$30,358	$115,804	$168,089	$21,377	$6,658	$189	$105,789	$455,555

Below is a breakdown of loans by risk category as of December 31, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total
Commercial real estate	$4,807	$20,491	$84,164	$113,379	$16,754	$5,189	$182	$—	$244,966
Commercial, financial and agricultural	5,026	3,936	23,821	41,785	4,296	1,782	—	—	80,646
Commercial construction	—	1,038	5,103	5,784	759	1,077	—	3,468	17,229
One-to-four family residential real estate	—	1,969	3,635	4,791	—	646	—	76,907	87,948
Consumer construction	—	—	—	—	—	—	—	7,465	7,465
Consumer	—	359	71	257	—	6	—	10,230	10,923

Total loans	$9,833	$27,793	$116,794	$165,996	$21,809	$8,700	$182	$98,070	$449,177

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

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three and six months ended June 30, 2013.  Interest income that would have been recognized during these periods was $.059 million and $.117 million, respectively.  For the three and six months ended June 30, 2012, the amounts that would have been recognized were $.037 million and $.174 million, respectively.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
June 30, 2013

With no valuation reserve:
Commercial real estate	$728	$—	$733	$797	$—	$—	$14	$—	$26
Commercial, financial and agricultural	176	—	206	248	—	—	3	—	6
Commercial construction	—	—	—	275	—	—	—	—	3
One to four family residential real estate	94	—	133	165	—	—	3	—	5
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	9	—	2	1	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,329	$—	$2,308	$2,298	$1,240	$—	$30	$—	$60
Commercial, financial and agricultural	341	—	267	199	106	—	4	—	6
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	306	—	303	289	126	—	5	—	11
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$3,057	$—	$3,041	$3,095	$1,240	$—	$44	$—	$86
Commercial, financial and agricultural	517	—	473	447	106	—	7	—	12
Commercial construction	—	—	—	275	—	—	—	—	3
One to four family residential real estate	400	—	436	454	126	—	8	—	16
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	9	—	2	1	—	—	—	—	—
Total	$3,983	$—	$3,952	$4,272	$1,472	$—	$59	$—	$117

					Interest Income	Interest Income
For the Year Ended:	Nonaccrual	Accrual	Average	Related	Recognized	on
December 31, 2012	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis

With no valuation reserve:
Commercial real estate	$132	$—	$1,550	$—	$—	$37
Commercial, financial and agricultural	—	—	1,063	—	—	19
Commercial construction	675	—	675	—	—	15
One to four family residential real estate	230	—	1,074	—	—	41
Consumer construction	—	—	16	—	—	1
Consumer	—	—	3	—	—	—

With a valuation reserve:
Commercial real estate	$2,939	$—	$3,173	$1,315	$54	$177
Commercial, financial and agricultural	436	—	504	109	—	17
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	275	—	281	95	—	6
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,071	$—	$4,723	$1,315	$54	$214
Commercial, financial and agricultural	436	—	1,567	109	—	36
Commercial construction	675	—	675	—	—	15
One to four family residential real estate	505	—	1,355	95	—	47
Consumer construction	—	—	16	—	—	1
Consumer	—	—	3	—	—	—
Total	$4,687	$—	$8,339	$1,519	$54	$313

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
June 30, 2012

With no valuation reserve:
Commercial real estate	$535	$—	$655	$1,138	$—	$—	$9	$—	$23
Commercial, financial and agricultural	—	—	780	1,063	—	—	7	—	18
Commercial construction	676	—	338	676	—	—	4	—	4
One to four family residential real estate	543	—	613	874	—	—	9	—	24
Consumer construction	15	—	15	16	—	—	1	—	1
Consumer	—	—	—	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,214	$—	$3,604	$3,916	$708	$17	$80	$37	$94
Commercial, financial and agricultural	278	—	429	459	84	—	—	—	8
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	114	—	93	114	18	—	2	—	2
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$3,749	$—	$4,259	$5,054	$708	$17	$89	$37	$117
Commercial, financial and agricultural	278	—	1,209	1,522	84	—	7	—	26
Commercial construction	676	—	338	676	—	—	4	—	4
One to four family residential real estate	657	—	706	988	18	—	11	—	26
Consumer construction	15	—	15	16	—	—	1	—	1
Consumer	—	—	—	—	—	—	—	—	—
Total	$5,375	$—	$6,527	$8,256	$810	$17	$112	$37	$174

A summary of past due loans at June 30, 2013, December 31, 2012 and June 30, 2012 is as follows (dollars in thousands):

	June 30,			December 31,			June 30,
	2013			2012			2012
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$146	$3,057	$3,203	$575	$3,071	$3,646	$—	$3,749	$3,749
Commercial, financial and agricultural	92	517	609	71	436	507	—	278	278
Commercial construction	—	—	—	—	675	675	—	676	676
One to four family residential real estate	100	400	500	291	505	796	286	657	943
Consumer construction	—	—	—	—	—	—	—	15	15
Consumer	18	9	27	14	—	14	14	—	14

Total past due loans	$356	$3,983	$4,339	$951	$4,687	$5,638	$300	$5,375	$5,675

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of nonaccrual activity for the three months ended June 30, 2013 (dollars in thousands):

	For the Three Months Ended June 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,963	$424	$—	$446	$—	$—	$3,833

Principal payments	(31)	(66)	—	(16)	—	—	(113)
Charge-offs	—	—	—	(6)	—	(4)	(10)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	(38)	—	—	(38)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	126	179	—	14	—	13	332
Other	(1)	(20)	—	—	—	—	(21)

Ending balance	$3,057	$517	$—	$400	$—	$9	$3,983

A roll-forward of nonaccrual activity for the three months ended June 30, 2012 (dollars in thousands):

	For the Three Months Ended June 30, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$1,954	$1,626	$—	$862	$15	$—	$4,457

Principal payments	(646)	(1,351)	—	(4)	—	—	(2,001)
Charge-offs	(417)	—	—	(106)	—	—	(523)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(139)	—	—	(186)	—	—	(325)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	2,978	—	676	88	—	—	3,742
Other	19	3	—	3	—	—	25

Ending balance	$3,749	$278	$676	$657	$15	$—	$5,375

A roll-forward of nonaccrual activity for the first six months ended June 30, 2013 (dollars in thousands):

	For the Six Months Ended June 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(148)	(68)	(100)	(65)	—	—	(381)
Charge-offs	(329)	(72)	—	(13)	—	(4)	(418)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	(580)	(107)	—	—	(687)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	443	241	—	76	—	13	773
Other	20	(20)	5	4	—	—	9

Ending balance	$3,057	$517	$—	$400	$—	$9	$3,983

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	June 30,		December 31,		June 30,
	2013		2012		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	3	$4,614	—	$—
Commercial, financial and agricultural	—	—	1	1,221	—	—
Commercial construction	—	—	3	860	—	—
One to four family residential real estate	—	—	1	102	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	—	$—	8	$6,797	—	$—

A roll-forward of troubled debt restructuring during the three months ended June 30, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,588	$2,174	$858	$100	$—	$6,720

Principal payments	(25)	—	—	—	—	(25)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$3,563	$2,174	$858	$100	$—	$6,695

NONACCRUAL

Beginning balance	$2,169	$—	$—	$106	$—	$2,275

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,169	$—	$—	$106	$—	$2,275

TOTALS

Beginning balance	$5,757	$2,174	$858	$206	$—	$8,995

Principal payments	(25)	—	—	—	—	(25)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$5,732	$2,174	$858	$206	$—	$8,970

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended June 30, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,672	$1,221	$859	$103	$—	$5,855

Principal payments	(19)	—	(1)	(1)	—	(21)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$3,653	$1,221	$858	$102	$—	$5,834

NONACCRUAL

Beginning balance	$3,235	$1,072	$—	$293	$—	$4,600

Principal payments	(615)	(1,072)	—	—	—	(1,687)
Charge-offs	(426)	—	—	(100)	—	(526)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	(187)	—	(187)
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,194	$—	$—	$6	$—	$2,200

TOTALS

Beginning balance	$6,907	$2,293	$859	$396	$—	$10,455

Principal payments	(634)	(1,072)	(1)	(1)	—	(1,708)
Charge-offs	(426)	—	—	(100)	—	(526)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	(187)	—	(187)
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$5,847	$1,221	$858	$108	$—	$8,034

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the six months ended June 30, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,611	$1,221	$858	$102	$—	$5,792

Principal payments	(48)	—	—	(2)	—	(50)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	953	—	—	—	953
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$3,563	$2,174	$858	$100	$—	$6,695

NONACCRUAL

Beginning balance	$2,162	$—	$—	$102	$—	$2,264

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	7	—	—	4	—	11
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,169	$—	$—	$106	$—	$2,275

TOTALS

Beginning balance	$5,773	$1,221	$858	$204	$—	$8,056

Principal payments	(48)	—	—	(2)	—	(50)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	7	953	—	4	—	964
Transfers out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfer from accruing	—	—	—	—	—	—

Ending Balance	$5,732	$2,174	$858	$206	$—	$8,970

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the six months ended June 30, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$2,400	$—	$—	$103		$2,503

Principal payments	(19)	—	(1)	(1)	—	(21)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	3,672	1,221	859	—	—	5,752
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)

Ending Balance	$3,653	$1,221	$858	$102	$—	$5,834

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	(615)	(1,072)	—	—	—	(1,687)
Charge-offs	(426)	—	—	(100)	—	(526)
Advances	—	—	—	—	—	—
New restructured	835	1,072	—	293	—	2,200
Transfers to foreclosed properties	—	—	—	(187)	—	(187)
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$2,194	$—	$—	$6	$—	$2,200

TOTALS

Beginning balance	$2,400	$—	$—	$103	$—	$2,503

Principal payments	(634)	(1,072)	(1)	(1)	—	(1,708)
Charge-offs	(426)	—	—	(100)	—	(526)
Advances	—	—	—	—	—	—
New restructured	4,507	2,293	859	293	—	7,952
Transfers out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	(2,400)	—	—	—	—	(2,400)
Transfers to foreclosed properties	—	—	—	(187)	—	(187)
Transfers from accruing	2,400	—	—	—	—	2,400

Ending Balance	$5,847	$1,221	$858	$108	$—	$8,034

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

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012

Loans outstanding, beginning of period	$11,297	$8,827	$8,827
New loans	496	3,911	936
Net activity on revolving lines of credit	(25)	233	41
Principal payments	(1,298)	(1,674)	(419)

Loans outstanding, end of period	$10,470	$11,297	$9,385

There were no loans to related parties classified substandard as of June 30, 2013, December 31, 2012 or June 30, 2012.  In addition to the outstanding balances above, there were unfunded commitments of $.055 million to related parties at June 30, 2013.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2013, the Corporation had obligations to service approximately $120 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 15.90 and a discount rate of 7.50% for June 30, 2013.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012

Balance at beginning of period	$638	$400	$400
Additions from loans sold with servicing retained	225	344	170
Amortization	(80)	(106)	(45)

Fair value of MSRs at end of period	$783	$638	$525

6.              BORROWINGS

Borrowings consist of the following at June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

	June, 30	December 31,	June, 30
	2013	2012	2012

Federal Home Loan Bank fixed rate advances at June 30, 2013 with a weighted average rate of 1.79% maturing in 2014, 2016 and 2018	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	925	925	997

	$35,925	$35,925	$35,997

The Federal Home Loan Bank borrowings are collateralized at June 30, 2013 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $38.844 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $6.233 million and $6.519 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2013.

The USDA Rural Development borrowing is collateralized by loans totaling $.132 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.873million, and guaranteed by the Corporation.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     STOCK COMPENSATION PLANS

A summary of stock option transactions for the six months ended June 30, 2013 and 2012, and the year ended December 31, 2012, is as follows:

	June 30,	December 31,	June 30,
	2013	2012	2012

Outstanding shares at beginning of year	242,152	392,152	392,152
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(150,000)	—

Outstanding shares at end of period	242,152	242,152	392,152

Exercisable shares at end of period	126,361	126,361	148,861

Weighted average exercise price per share at end of period	$9.88	$9.88	$10.27

Shares available for grant at end of period	—	—	—

There were no options granted in the first six months of 2013 and 2012.

Following is a summary of the options outstanding and exercisable at June 30, 2013:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years

$9.16	2,500	1,000	1,500	2.46
$9.75	217,152	120,861	96,291	1.46
$10.65	12,500	2,500	10,000	3.46
$12.00	10,000	2,000	8,000	2.04

	242,152	126,361	115,791	1.60

The Corporation, in August 2012, granted 148,500 Restricted Stock Units (“RSU’s”) to outside members of the Board of Directors and Management.  These RSU’s were granted at a market value of $7.91 and will vest equally over a four year term.

8.     INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2013 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.8 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $8.4 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.477 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $8.367 million at June 30, 2013, which is net a valuation allowance of $3.0 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2013 and determined that no adjustment to the valuation was warranted.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  FAIR VALUE MEASUREMENTS (Continued)

The following table presents information for financial instruments at June 30, 2013, December 31, 2012 and June 30, 2012(dollars in thousands):

		June 30, 2013		December 31, 2012		June 30, 2012
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$26,219	$26,219	$26,961	$26,961	$33,248	$33,248
Interest-bearing deposits	Level 2	10	10	10	10	10	10
Securities available for sale	Level 2	47,307	47,307	43,799	43,799	39,054	39,054
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 2	450,378	444,638	443,959	439,239	414,370	411,781
Accrued interest receivable	Level 2	1,636	1,636	1,319	1,319	1,303	1,303

Total financial assets		$528,610	$522,870	$519,108	$514,388	$491,045	$488,456

Financial liabilities:
Deposits	Level 2	$447,907	$446,438	$434,557	$434,227	$425,381	$425,149
Borrowings	Level 2	35,925	35,621	35,925	35,729	35,997	35,853
Accrued interest payable	Level 2	229	229	214	214	239	239

Total financial liabilties		$484,061	$482,288	$470,696	$470,170	$461,617	$461,241

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2013, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2013 and June 30, 2012 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 Investment Securities.”

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  FAIR VALUE MEASUREMENTS (Continued)

The Corporation had no Level 3 assets or liabilities on a recurring basis as of June 30, 2013, December 31, 2012 or June 30, 2012.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013	June 30, 2013
Assets

Impaired loans	$3,983	$—	$—	$3,983	$10	$418
Other real estate owned	2,481	—	—	2,481	87	89
					$97	$507

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets

Impaired loans	$4,687	$—	$—	$4,687	$1,151
Other real estate owned	3,212	—	—	3,212	489

					$1,640

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2012	(Level 1)	(Level 2)	(Level 3)	June 30, 2012	June 30, 2012
Assets

Impaired loans	$5,375	$—	$—	$5,375	$624	$1,012
Other real estate owned	3,518	—	—	3,518	174	185
					$798	$1,197

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

In the 2013 second quarter, the Corporation redeemed $7.0 million of the $11.0 million outstanding preferred stock at par.

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

	June 30,	December 31,	June 30,
	2013	2012	2012
Commitments to extend credit:
Variable rate	$37,462	$39,782	$41,693
Fixed rate	19,873	18,427	15,452
Standby letters of credit - Variable rate	3,805	2,879	3,378
Credit card commitments - Fixed rate	3,113	3,060	3,226

	$64,253	$64,148	$63,749

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2013 represents $95.510 million, or 27.80%, compared to $83.539 million, or 26.15%, of the commercial loan portfolio on June 30, 2012.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At June 30, 2013, net deferred tax assets are approximately $8.4 million.  If an additional valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded a second quarter 2013 income of $1.197 million or $.22 per share compared to net income available to common shareholders of $4.141 million, or $.97 per share for the second quarter of 2012. The 2012 second quarter results included a $3 million valuation adjustment to deferred tax assets, which equated to $.70 per share.

Weighted average shares totaled 5,557,842 shares for the six month period in 2013 and 5,556,133 shares in the 2013 second quarter compared to 3,419,736 shares for both periods in 2012. The increase in outstanding shares for 2013 reflects the issuance of 2.138 million shares of common stock in August of 2012. Quarterly and six month per share earnings for 2012 have been adjusted for the common stock issuance.

The net interest margin for the second quarter of 2013 increased to $5.269 million, or 4.16%, compared to $5.019 million, of 4.25% in the second quarter of 2012.  The six month margin in 2013 was $10.425 million, or 4.17% compared to $9.782 million, or 4.23%.

Total assets of the Corporation at June 30, 2013 were $553.501 million, up by $29.135 million, or 5.56% from the $524.366 million in total assets reported at June 30, 2012 and up by $7.521 million, or 1.38%, from total assets of $545.980 million at year-end 2012.  The loan portfolio increased $6.378 million, or 1.42%, from December 31, 2012 balances of $449.177 million.  Deposits totaled $447.907 million at June 30, 2013, an increase of $13.350 million from the $434.557 million at December 31, 2012.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $.742 million during the first half of 2013.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $3.508 million from December 31, 2012 to June 30, 2013, with the balance on June 30, 2013, totaling $47.307 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of June 30, 2013, investment securities with an estimated fair value of $6.669 million were pledged.

Loans

Through the first half of 2013, loan balances increased by $6.378 million, or 1.42%, from December 31, 2012 balances of $449.177 million.  During the first half of 2013, the Bank had total loan production of $80 million, which included $33 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, and also SBA/USDA loan sales of $4.947 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.687 million.

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

Following is a summary of the loan portfolio at June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2013	Total	2012	Total	2012	Total
Commercial real estate	$243,363	53.42%	$244,966	54.54%	$211,506	50.42%
Commercial, financial, and agricultural	84,145	18.47	80,646	17.95	85,099	20.29
One to four family residential real estate	94,254	20.69	87,948	19.58	84,665	20.19
Construction:
Consumer	4,305	0.95	7,465	1.66	5,595	1.33
Commercial	16,053	3.52	17,229	3.84	22,793	5.43
Consumer	13,435	2.95	10,923	2.43	9,795	2.34
Total loans	$455,555	100.00%	$449,177	100.00%	$419,453	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in thousands):

	June 30, 2013			December 31, 2012			June 30, 2012
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$95,510	27.80%	143.58%	$95,151	27.75%	131.34%	$83,539	26.15%	138.42%
Hospitality and tourism	42,833	12.47	64.39	40,787	11.90	56.30	36,557	11.45	60.57
Commercial construction	16,053	4.67	24.13	17,229	5.02	23.78	22,793	7.14	37.77
Lessors of residential buildings	13,377	3.89	20.11	12,672	3.70	17.49	13,358	4.18	22.13
Insurance agencies and brokerages	10,205	2.97	15.34	12,128	3.54	16.74	10,490	3.28	17.38
Other	165,583	48.20	248.92	164,874	48.09	227.58	152,661	47.80	252.95

Total Commercial Loans	$343,561	100.00%		$342,841	100.00%		$319,398	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2013.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2013, our residential loan portfolio totaled $94.254 million, or 20.69% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $4.346 million at the end of December 31, 2012 to $2.012 million at June 30, 2013.  The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the six months ended June 30, 2013 amounted to $.516 million, or .23% of average loans outstanding, compared to $.813 million, or .40% of average loans outstanding, for the same period in 2012.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012
Nonperforming Assets:
Nonaccrual Loans	$3,983	$4,687	$5,375
Loans past due 90 days or more	—	—	—
Restructured loans	—	—	—
Total nonperforming loans	3,983	4,687	5,375
Other real estate owned	2,481	3,212	3,518
Total nonperforming assets	$6,464	$7,899	$8,893
Nonperforming loans as a % of loans	0.87%	1.04%	1.28%
Nonperforming assets as a % of assets	1.17%	1.45%	1.70%
Reserve for Loan Losses:
At period end	$5,177	$5,218	$5,083
As a % of loans	1.14%	1.16%	1.21%
As a % of nonperforming loans	129.98%	111.33%	94.57%
As a % of nonaccrual loans	129.98%	111.33%	94.57%
Texas ratio*	9.02%	10.17%	13.59%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $6.464 million have been reduced in 2013 by $1.435 million from the $7.899 million at 2012 year end.  This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties.  The current low level of nonperforming assets is also representative of the overall quality of the Corporation’s loan portfolio.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End		At Period End
	June 30, 2013	December 31, 2012	June 30, 2012

Total loans, at period end	$455,555	$449,177	$419,453
Average loans for the year	$453,023	$422,440	$413,467

	For the Period Ended		For the Period Ended
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2013	December 31, 2012	June 30, 2012

Net charge-offs during the period	$516	$978	$813
Net charge-offs to average loans	.23%	.23%	.20%
Net charge-offs to beginning allowance balance	9.89%	18.63%	15.48%

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

As of June 30, 2013, the allowance for loan losses represented 1.14% of total loans.  At June 30, 2013, the allowance included specific reserves in the amount of $2.208 million, as compared to $1.939 million at December 31, 2012 and $1.196 million at June 30, 2012.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30 2013	December 31, 2012	June 30 2012

Balance at beginning of period	$3,212	$3,162	$3,162
Other real estate transferred from loans due to foreclosure	687	1,352	685
Other real estate sold	(1,329)	(775)	(144)
Writedowns on other real estate held for sale	(114)	(496)	(174)
Gain (loss) on sale of other real estate held for sale	25	(31)	(11)

Balance at end of period	$2,481	$3,212	$3,518

During the first half of 2013, the Corporation received real estate in lieu of loan payments of $.687 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first six months of 2013.  Total deposits increased by $13.350 million, or 3.07%, in the first half of 2013.  The increase in deposits for the first half of 2013 is composed of an increase in noncore deposits of $27.911 million and a decrease in core deposits of $14.561 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  In an effort to stem some runoff from core deposit CDs, management recently increased some offering rates on CD products.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2013	% of Total	2012	% of Total	2012	% of Total

Noninterest bearing	$64,736	14.45%	$67,652	15.57%	$59,872	14.07%
NOW, money market, checking	146,203	32.64	155,465	35.78	143,795	33.81
Savings	12,229	2.73	13,829	3.18	14,248	3.35
Certificates of Deposit <$100,000	134,767	30.09	135,550	31.19	140,018	32.92
Total core deposits	357,935	79.91	372,496	85.72	357,933	84.14

Certificates of Deposit >$100,000	25,091	5.60	24,355	5.60	25,975	6.11
Brokered CDs	64,881	14.49	37,706	8.68	41,473	9.75
Total non-core deposits	89,972	20.09	62,061	14.28	67,448	15.86

Total deposits	$447,907	100.00%	$434,557	100.00%	$425,381	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2013, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 1.9 years and a weighted average rate of 1.79% at June 30, 2013.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity decreased $5.928 million from December 31, 2012 to June 30, 2013.  Contributing to the decrease in shareholders’ equity was the redemption of Preferred Series A stock of $7.000 million, net income available to common shareholders of $1.873 million, a reduction for common stock dividends of $.444 million, increases due to stock compensation of $.183 million, a decrease in the market value of securities of $.494 million and a decrease due to the repurchase of common stock of $.046 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $1.873 million, or $.34 per share, in the first half of 2013, compared to $1.639 million or $.39 per share for the first half of 2013, excluding the $3.0 million deferred tax valuation adjustment.  The first half results include a provision for loan losses of $.475 million. Operating results for the same period in 2012 include a provision for loan losses of $.645 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.287 million, 4.17% of average earning assets, in the second quarter of 2013, compared to $5.038 million, and 4.32% of average earning assets, in the second quarter of 2012.  In the first six months of 2013, net interest margin increased to $10.460 million, 4.19% of average earning assets, compared to $9.821 million, 4.25 % of average earning assets, for the same period in 2012.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2013-2012
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	2013	2012	Variance	Variance	Variance	Variance

Loans (1,2,3)	$456,937	$422,888	$34,049	5.32%	5.63%	$6,056	$5,917	$139	$477	$(329)	$(10)
Taxable securities	47,456	37,306	10,150	2.04	2.57	241	238	3	65	(49)	(13)
Nontaxable securities (2)	835	852	(17)	4.80	4.72	10	11	(1)	—	(1)	—
Federal funds sold	3	5,363	(5,360)	—	.22	—	3	(3)	(3)	(3)	3
Other interest-earning assets	3,070	3,070	—	4.18	3.54	32	27	5	—	5	—
Total earning assets	508,301	469,479	38,822	5.00	5.31	6,339	6,196	143	539	(377)	(20)
Reserve for loan losses	(5,180)	(5,187)	7
Cash and due from banks	17,927	20,737	(2,810)
Fixed Assets	10,635	9,933	702
Other Real Estate	3,175	3,483	(308)
Other assets	13,597	13,236	361
Total assets	$548,455	$511,681	$36,774

NOW and money market deposits	$116,362	$115,500	$862.25%		.36%	$72	$102	$(30)	$1	$(31)	$—
Interest checking	36,761	31,042	5,719.32		.47	29	36	(7)	7	(12)	(2)
Savings deposits	13,085	13,114	(29)	.09	.09	3	3	—	—	—	—
CDs <$100,000	130,957	139,214	(8,257)	1.60	1.79	524	620	(96)	(37)	(65)	5
CDs >$100,000	24,610	24,780	(170)	1.66	1.74	102	107	(5)	(1)	(5)	1
Brokered deposits	53,449	33,744	19,705	1.17	1.47	156	123	33	73	(25)	(15)
Borrowings	40,656	35,997	4,659	1.64	1.87	166	167	(1)	22	(20)	(3)
Total interest-bearing liabilities	415,880	393,391	22,489	1.01	1.18	1,052	1,158	(106)	65	(158)	(14)
Demand deposits	64,556	59,264	5,292
Other liabilities	536	3,111	(2,575)
Shareholders’ equity	67,483	55,915	11,568
Total liabilities and shareholders’ equity	$548,455	$511,681	$36,774
Rate spread				3.99%	4.13%
Net interest margin/revenue				4.17%	4.32%	$5,287	$5,038	$249	$474	$(219)	$(6)

	Six Months Ended
								2013-2012
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	2013	2012	Variance	Variance	Variance	Variance

Loans (1,2,3)	$453,023	$413,467	$39,556	5.41%	5.62%	$11,986	$11,547	$439	$1,105	$(577)	$(89)
Taxable securities	47,082	37,144	9,938	2.06	2.72	481	502	(21)	134	(121)	(34)
Nontaxable securities (2)	839	853	(14)	4.81	4.72	20	20	—	—	—	—
Federal funds sold	3	10,044	(10,041)	—	.16	—	8	(8)	(8)	(8)	8
Other interest-earning assets	3,070	3,070	—	4.14	3.08	63	47	16	—	16	—
Total earning assets	504,017	464,578	39,439	5.02	5.25	12,550	12,124	426	1,231	(690)	(115)
Reserve for loan losses	(5,153)	(5,214)	61
Cash and due from banks	18,243	21,477	(3,234)
Fixed Assets	10,634	9,879	755
Other Real Estate	3,234	3,339	(105)
Other assets	13,912	13,487	425
Total assets	$544,887	$507,546	$37,341

NOW and money market deposits	$120,797	$118,949	$1,848.25%		.37%	$150	$218	$(68)	$3	$(70)	$(1)
Interest checking	36,418	30,655	5,763.32		.51	57	78	(21)	15	(30)	(6)
Savings deposits	13,279	13,108	171.11		.11	7	7	—	—	—	—
CDs <$100,000	131,297	136,815	(5,518)	1.62	1.79	1,057	1,218	(161)	(49)	(114)	2
CDs >$100,000	24,620	24,451	169	1.66	1.73	203	210	(7)	1	(8)	—
Brokered deposits	45,621	33,290	12,331	1.28	1.47	289	244	45	90	(33)	(12)
Borrowings	38,679	35,997	2,682	1.70	1.84	327	329	(2)	25	(24)	(3)
Total interest-bearing liabilities	410,711	393,265	17,446	1.03	1.18	2,090	2,304	(214)	85	(279)	(20)
Demand deposits	62,475	55,686	6,789
Other liabilities	1,854	2,929	(1,075)
Shareholders’ equity	69,847	55,666	14,181
Total liabilities and shareholders’ equity	$544,887	$507,546	$37,341
Rate spread				3.99%	4.07%
Net interest margin/revenue				4.19%	4.25%	$10,460	$9,820	$640	$1,146	$(411)	$(95)

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first half of 2013, the Corporation determined through this analysis that a $.475 million provision for loan loss was required, compared to $.645 million in the first half of 2012.  Impacting the loan loss provision for the six month period in 2013 were net charge-offs of $.516 million.

Other Income

Other income increased by $.098 million for the six months ended June 30, 2013, compared to the six months ended June 30, 2012.  Included in the first half of 2013 is income from secondary market loans of $.578 million and income from SBA/USDA loan sales of $.663 million, compared to $.524 million for secondary market loans and $.620 million from SBA/USDA loan sales in the first half of 2012.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent

Deposit service fees	$175	$189	$(14)	(7.41)%	$337	$383	$(46)	(12.01)%
Income from secondary market loans sold	279	226	53	23.45	578	524	54	10.31
SBA/USDA loan sale gains	554	620	(66)	(10.65)	663	620	43	6.94
Mortgage servicing income	182	115	67	58.26	285	200	85	42.50
Other noninterest income	61	155	(94)	(60.65)	146	184	(38)	(20.65)

Total other income	$1,251	$1,305	$(54)	(4.14)%	$2,009	$1,911	$98	5.13%

Other Expense

For the first half of 2013, the Corporation recorded other expense of $8.834 million compared to $8.041 million in 2012, an increase of $.793 million.  Included in other expense for the first half is an increase in salaries and employee benefits of $.703 million as a result of necessary staffing additions to the loan and deposit operations areas.  The Corporation also had higher occupancy expenses in 2013 due primarily to weather related expenses as a result of the prolonged winter.

The following table details other expense for the three and six months ended June 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
Salaries and employee benefits	$2,375	$2,003	$372	18.57%	$4,681	$3,978	$703	17.67%
Occupancy	363	335	28	8.36	745	680	65	9.56
Furniture and equipment	255	219	36	16.44	525	447	78	17.45
Data processing	268	258	10	3.88	533	486	47	9.67
Professional service fees	320	310	10	3.23	545	490	55	11.22
Loan and deposit	45	338	(293)	(86.69)	118	479	(361)	(75.37)
Writedowns and losses on other real estate held for sale	87	174	(87)	(50.00)	89	185	(96)	(51.89)
FDIC insurance premiums	95	159	(64)	(40.25)	200	318	(118)	(37.11)
Telephone	63	57	6	10.53	145	112	33	29.46
Advertising	111	98	13	13.27	215	196	19	9.69
Other	541	256	285	111.33	1,038	670	368	54.93
Total other expense	$4,523	$4,207	$316	7.51%	$8,834	$8,041	$793	9.86%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2013 had a net operating loss and tax credit carryforwards for tax purposes of approximately $25.7 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $15.0 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized deferred taxes of $1.052 million for the six months ended June 30, 2013 and a deferred tax benefit of $1.986 for the same period in 2012.  The valuation allowance at June 30, 2013 was approximately $3.0 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2013 and determined that no adjustment to the valuation was warranted.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

Current balance sheet liquidity consists of $26.226 million in cash and due from balances, negligible fed funds sold, $40.638 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first six months of 2013, the Corporation decreased cash and cash equivalents by $.742 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in investing activities, with a net increase in loans of $7.600 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $13.350 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At June 30, 2013, the Bank’s core deposits in relation to total funding were 73.98% compared to 77.58% at June 30, 2012.  These ratios indicated at June 30, 2013, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2013, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of June 30, 2013, the Corporation and Bank were well capitalized.

The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2013	2012	2012

Capital Structure
Shareholders’ equity	$62,520	$61,448	$49,352
Preferred stock	4,000	11,000	11,000
Total shareholders’ equity	$66,520	$72,448	$60,352
Total capitalization	$66,520	$72,448	$60,352
Tangible capital	$66,520	$71,800	$60,299

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	830	688	525
Total intangibles	$830	$688	$525

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$66,520	$72,448	$60,352
Net unrealized (gains) losses on available for sale securities	(430)	(924)	(696)
Less: disallowed deferred tax asset	(6,500)	(7,100)	(8,600)
Less: intangibles	(83)	(69)	(53)
Total Tier 1 capital	$59,507	$64,355	$51,003
Tier 2 Capital:
Allowable reserve for loan losses	$5,177	$5,218	$5,083
Qualifying long-term debt	—	—	—
Total Tier 2 capital	5,177	5,218	5,083
Total capital	$64,684	$69,573	$56,086
Risk-adjusted assets	$467,090	$466,039	$439,256

Capital ratios:
Tier 1 Capital to average assets	11.01%	11.98%	10.16%
Tier 1 Capital to risk weighted assets	12.74%	13.81%	11.61%
Total Capital to risk weighted assets	13.85%	14.93%	12.77%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2013	12.02%	12.02%	11.01%	12.74%	13.85%
June 30, 2012	11.51%	11.51%	10.16%	11.61%	12.77%

The Bank:
June 30, 2013	11.18%	11.18%	10.15%	11.74%	12.84%
June 30, 2012	10.87%	10.86%	9.52%	10.89%	12.04%

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

The Corporation has established interest rate floors on approximately $162.355 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $89 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $70 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $47.307 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $223.168 million of transactional accounts, of which $64.736 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at June 30, 2013 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$285,798	$12,022	$53,924	$103,811	$455,555
Securities	—	5,167	27,370	14,770	47,307
Other (1)	13	—	—	3,060	3,073

Total interest-earning assets	285,811	17,189	81,294	121,641	505,935

Interest-bearing obligations:
NOW, money market, savings, interest checking	158,432	—	—	—	158,432
Time deposits	27,821	51,974	79,959	104	159,858
Brokered CDs	12,175	2,239	50,467	—	64,881
Borrowings	—	—	35,000	925	35,925

Total interest-bearing obligations	198,428	54,213	165,426	1,029	419,096

Gap	$87,383	$(37,024)	$(84,132)	$120,612	$86,839

Cumulative gap	$87,383	$50,359	$(33,773)	$86,839

(1)         Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2013, the Corporation had a cumulative asset sensitivity gap position of $50.359 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2012, the Corporation had a cumulative liability sensitivity gap position of $44.838 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 1.9 years and a weighted average rate of 1.79%.

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

MACKINAC FINANCIAL CORPORATION

PART II.  OTHER INFORMATION

As of June 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2013.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2013	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)