Form 10-Q
period 2013-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2013-11-13
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

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

As of September 30, 2013, there were outstanding 5,581,339 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2013 (Unaudited), December 31, 2012 and September 30, 2012 (Unaudited)	1

	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three and Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2013 (Unaudited) and September 30, 2012 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

MACKINAC FINANCIAL CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2013	2012	2012
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$22,791	$26,958	$31,403
Federal funds sold	3	3	16,002
Cash and cash equivalents	22,794	26,961	47,405

Interest-bearing deposits in other financial institutions	10	10	10
Securities available for sale	48,096	43,799	42,476
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	353,526	342,841	329,891
Mortgage	104,504	95,413	93,446
Consumer	14,465	10,923	10,621
Total Loans	472,495	449,177	433,958
Allowance for loan losses	(4,959)	(5,218)	(5,186)
Net loans	467,536	443,959	428,772

Premises and equipment	10,484	10,633	10,744
Other real estate held for sale	2,568	3,212	3,511
Deferred tax asset	7,953	9,131	9,670
Other assets	5,416	5,215	5,469

TOTAL ASSETS	$567,917	$545,980	$551,117

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$70,063	$67,652	$62,306
NOW, money market, interest checking	158,588	155,465	152,286
Savings	12,694	13,829	15,783
CDs<$100,000	133,821	135,550	142,125
CDs>$100,000	23,816	24,355	25,390
Brokered	62,706	37,706	41,473
Total deposits	461,688	434,557	439,363

Borrowings	35,852	35,925	35,925
Other liabilities	3,332	3,050	2,884
Total liabilities	500,872	473,532	478,172

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares	4,000	11,000	11,000
Issued and outstanding - 4,000, 11,000 and 11,000 respectively
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 5,581,339, 5,559,859 and 5,559,914 respectively	53,915	53,797	55,047
Retained earnings	8,780	6,727	6,028
Accumulated other comprehensive income	350	924	870

Total shareholders’ equity	67,045	72,448	72,945

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$567,917	$545,980	$551,117

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,077	$5,803	$17,980	$17,256
Tax-exempt	26	28	81	90
Interest on securities:
Taxable	245	226	726	728
Tax-exempt	9	6	22	20
Other interest income	33	41	96	96
Total interest income	6,390	6,104	18,905	18,190

INTEREST EXPENSE:
Deposits	879	1,011	2,642	2,986
Borrowings	163	163	490	492
Total interest expense	1,042	1,174	3,132	3,478

Net interest income	5,348	4,930	15,773	14,712
Provision for loan losses	375	150	850	795
Net interest income after provision for loan losses	4,973	4,780	14,923	13,917

OTHER INCOME:
Deposit service fees	158	155	495	538
Income from loans sold in the secondary market	203	320	781	844
SBA/USDA loan sale gains	135	506	798	1,126
Mortgage servicing income	128	92	413	292
Other	114	76	260	260
Total other income	738	1,149	2,747	3,060

OTHER EXPENSE:
Salaries and employee benefits	2,226	2,063	6,907	6,041
Occupancy	362	370	1,107	1,050
Furniture and equipment	274	213	799	660
Data processing	269	253	802	739
Professional service fees	161	210	706	700
Loan and deposit	55	195	173	674
Writedowns and losses on other real estate held for sale	57	265	146	450
FDIC insurance assessment	100	36	300	354
Telephone	84	56	229	168
Advertising	119	96	334	292
Other	652	610	1,690	1,280
Total other expenses	4,359	4,367	13,193	12,408

Income before provision for income taxes	1,352	1,562	4,477	4,569
Provision for (benefit of) income taxes	456	528	1,508	(1,458)

NET INCOME	896	1,034	2,969	6,027

Preferred dividend and accretion of discount	50	137	250	491

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$846	$897	$2,719	$5,536

INCOME PER COMMON SHARE*:
Basic	$.15	$.21	$.49	$1.30
Diluted	$.15	$.20	$.49	$1.25

*Earnings per share data for 2012 restated for common stock issuance

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Net income	$896	$1,034	$2,969	$6,027

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains (losses) arising during the period	(136)	264	(899)	827
Less: reclassification adjustment for gains included in net income	14	—	29	—
Net securities gain (loss) during the period	(122)	264	(870)	827
Tax effect	42	(90)	296	(282)
Net of tax	(80)	174	(574)	545

Comprehensive income	$816	$1,208	$2,395	$6,572

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2013			2012
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$4,000	$62,520	$66,520	$11,000	$49,352	$60,352

Net income for period	—	896	896	—	1,034	1,034
Net unrealized gain (loss) on securities available for sale	—	(80)	(80)	—	174	174
Total comprehensive income (loss)	—	816	816	—	1,208	1,208
Issuance of common stock	—		—	—	11,506	11,506
Stock compensation	—	75	75	—	16	16
Dividend on common stock	—	(222)	(222)	—	—	—
Repurchase of common stock	—	(94)	(94)	—	—	—
Dividend on preferred stock	—	(50)	(50)	—	(137)	(137)
Balance, end of period	$4,000	$63,045	$67,045	$11,000	$61,945	$72,945

	Nine Months Ended
	September 30,
	2013			2012
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$11,000	$61,448	$72,448	$10,921	$44,342	$55,263

Net income for period	—	2,969	2,969	—	6,027	6,027
Net unrealized gain (loss) on securities available for sale	—	(574)	(574)	—	545	545
Total comprehensive income (loss)	—	2,395	2,395	—	6,572	6,572
Issuance of common stock	—	—	—	—	11,506	11,506
Stock compensation	—	258	258	—	16	16
Dividend on common stock	—	(666)	(666)	—	—	—
Repurchase of common stock	—	(140)	(140)	—	—	—
Redemption of Preferred Series A stock	(7,000)	—	(7,000)	—	—	—
Dividend on preferred stock	—	(250)	(250)	—	(412)	(412)
Accretion of preferred stock discount	—	—	—	79	(79)	—
Balance, end of period	$4,000	$63,045	$67,045	$11,000	$61,945	$72,945

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash Flows from Operating Activities:
Net income	$2,969	$6,027
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,264	1,152
Provision for loan losses	850	795
Deferred income taxes	1,508	(1,458)
(Gain) on sales/calls of securities	(29)	—
(Gain) on sale of secondary market loans	(609)	(641)
Origination of loans held for sale in secondary market	(44,568)	(45,605)
Proceeds from loans held for sale in secondary market	45,177	46,246
Loss on sale of premises, equipment, and other real estate held for sale	13	12
Writedown of other real estate held for sale	134	474
Stock compensation	258	16
Change in other assets	(201)	(315)
Change in other liabilities	283	622
Net cash provided by operating activities	7,049	7,325

Cash Flows from Investing Activities:
Net increase in loans	(25,393)	(34,652)
Purchase of securities available for sale	(7,875)	(11,031)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	2,378	7,848
Capital expenditures	(757)	(1,929)
Proceeds from sale of premises, equipment, and other real estate	1,429	178
Net cash (used in) investing activities	(30,218)	(39,586)

Cash Flows from Financing Activities:
Net increase in deposits	27,131	34,574
Net proceeds from stock issuance	—	11,506
Repurchase of common stock	(140)	—
Dividend on common stock	(666)	—
Redemption of Preferred Series A	(7,000)	—
Principal payments on borrowings	(73)	(72)
Dividend on preferred stock	(250)	(412)
Net cash provided by financing activities	19,002	45,596

Net increase (decrease) in cash and cash equivalents	(4,167)	13,335
Cash and cash equivalents at beginning of period	26,961	34,070

Cash and cash equivalents at end of period	$22,794	$47,405

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,721	$3,020
Income taxes	124	75

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	932	1,013

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

The Corporation has three stock compensation plans, which are now expired.  One plan was approved during 2000 and applies to officers, employees, and nonemployee directors.  This plan was amended as a part of the December 2004 stock offering and recapitalization.  The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587.   The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997.  A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under these plans.  Options under all of the plans were granted at the discretion of a committee of the Corporation’s Board of Directors.  Options to purchase shares of the Corporation’s stock were granted at a price equal to the market price of the stock at the date of grant.  The committee determined the vesting of the options when they were granted as established under the plan.

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

On August 31, 2012, the Corporation granted 148,500 RSUs to certain members of management and all outside directors at the market value of the stock, which was $7.91.  The RSUs were awarded at no cost to the employee and vest ratably over a four-year period.  Compensation cost to be recognized over the four-year vesting period is $1.175 million.  As of September 30, 2013, 37,125 of the RSUs were vested and issued.  The unrecognized compensation expense was $.851 million as of September 30, 2013.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
(Numerator):
Net income	$896	$1,034	$2,969	$6,027
Preferred stock dividends and accretion of discount	50	137	250	491
Net income available to common shareholders	$846	$897	$2,719	$5,536
(Denominator):
Weighted average shares outstanding - basic	5,562,835	4,722,029	5,559,108	3,857,002
Dilutive effect of common stock warrants	—	136,186	—	119,850
Weighted average shares outstanding - diluted	5,562,835	4,858,215	5,559,108	3,976,852
Income per common share*:
Basic	$.15	$.21	$.49	$1.30
Diluted	$.15	$.20	$.49	$1.25

*Earnings per share data for 2012 restated for common stock issuance

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2013, December 31, 2012 and September 30, 2012 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2013

US Agencies - MBS	$7,236	$315	$—	$7,551
US Agencies	16,003	66	(336)	15,733
Corporate Bonds	18,451	192	(4)	18,639
Obligations of states and political subdivisions	5,876	297	—	6,173

Total securities available for sale	$47,566	$870	$(340)	$48,096

December 31, 2012

US Agencies - MBS	$7,962	$412	$—	$8,374
US Agencies	10,267	137	—	10,404
Corporate Bonds	18,763	237	(23)	18,977
Obligations of states and political subdivisions	5,407	637	—	6,044

Total securities available for sale	$42,399	$1,423	$(23)	$43,799

September 30, 2012

US Agencies - MBS	$8,282	$388	$—	$8,670
US Agencies	10,303	154	—	10,457
Corporate Bonds	17,180	232	(9)	17,403
Obligations of states and political subdivisions	5,391	557	(2)	5,946

Total securities available for sale	$41,156	$1,331	$(11)	$42,476

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $8.499 million and $8.729 million, respectively, at September 30, 2013.

4.              LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012

Commercial real estate	$257,961	$244,966	$224,061
Commercial, financial, and agricultural	79,511	80,646	84,073
One to four family residential real estate	98,770	87,948	86,643
Construction :
Consumer	5,734	7,465	6,803
Commerical	16,054	17,229	21,757
Consumer	14,465	10,923	10,621

Total loans	$472,495	$449,177	$433,958

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

An analysis of the allowance for loan losses for nine months ended September 30, 2013, the year ended December 31, 2012 and the nine months ended September 30, 2012 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012

Balance at beginning of period	$5,218	$5,251	$5,251
Recoveries on loans previously charged off	154	278	231
Loans charged off	(1,263)	(1,256)	(1,091)
Provision	850	945	795

Balance at end of period	$4,959	$5,218	$5,186

In the first nine months of 2013, net charge off activity was $1.109 million, or .32% of average loans outstanding compared to net charge-offs of $.860 million, or .28% of average loans, in the same period in 2012.   In the first nine months of 2013, the Corporation recorded a provision for loan loss of $.850 million compared to $.795 million in the first nine months of 2012.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2013
Allowance for loan loss reserve:
Beginning balance ALLR	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177
Charge-offs	(132)	(476)	—	(25)	—	(14)	—	(647)
Recoveries	23	20	—	6	1	4	—	54
Provision	3	522	(16)	44	(1)	15	(192)	375
Ending balance ALLR	$2,555	$1,156	$81	$902	$—	$18	$247	$4,959

Nine Months Ended September 30, 2013
Allowance for loan loss reserve:
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218
Charge-offs	(588)	(552)	—	(38)	—	(85)	—	(1,263)
Recoveries	64	53	2	17	1	17	—	154
Provision	(188)	963	(46)	(57)	(1)	86	93	850
Ending balance ALLR	$2,555	$1,156	$81	$902	$—	$18	$247	$4,959

At September 30,2013
Loans:
Ending balance	$257,961	$79,511	$16,054	$98,770	$5,734	$14,465	$—	$472,495
Ending balance ALLR	(2,555)	(1,156)	(81)	(902)	—	(18)	(247)	(4,959)
Net loans	$255,406	$78,355	$15,973	$97,868	$5,734	$14,447	$(247)	$467,536

Ending balance ALLR:
Individually evaluated	$1,407	$802	$6	$246	$—	$18	$—	$2,479
Collectively evaluated	1,148	354	75	656	—	—	247	2,480
Total	$2,555	$1,156	$81	$902	$—	$18	$247	$4,959

Ending balance Loans:
Individually evaluated	$13,475	$7,638	$798	$450	$—	$35	$—	$22,396
Collectively evaluated	244,486	71,873	15,256	98,320	5,734	14,430	—	450,099
Total	$257,961	$79,511	$16,054	$98,770	$5,734	$14,465	$—	$472,495

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

At September 30, 2012
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

Commercial construction loans in the amount of $2.773 million, $3.468 million and $3.882 million for the periods ended September 30, 2013 and December 31, 2012, and September 30, 2012, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of September 30, 2013 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,240	$23,675	$88,105	$123,373	$16,117	$4,451	$—	$—	$257,961
Commercial, financial and agricultural	4,260	5,108	22,263	41,851	3,746	2,094	189	—	79,511
Commercial construction	—	676	5,283	6,167	753	402	—	2,773	16,054
One to four family residential real estate	—	1,951	2,186	4,522	—	6	—	90,105	98,770
Consumer construction	—	—	—	—	—	—	—	5,734	5,734
Consumer	—	102	34	632	—	—	—	13,697	14,465

Total loans	$6,500	$31,512	$117,871	$176,545	$20,616	$6,953	$189	$112,309	$472,495

Below is a breakdown of loans by risk category as of December 31, 2012 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,807	$20,491	$84,164	$113,379	$16,754	$5,189	$182	$—	$244,966
Commercial, financial and agricultural	5,026	3,936	23,821	41,785	4,296	1,782	—	—	80,646
Commercial construction	—	1,038	5,103	5,784	759	1,077	—	3,468	17,229
One-to-four family residential real estate	—	1,969	3,635	4,791	—	646	—	76,907	87,948
Consumer construction	—	—	—	—	—	—	—	7,465	7,465
Consumer	—	359	71	257	—	6	—	10,230	10,923

Total loans	$9,833	$27,793	$116,794	$165,996	$21,809	$8,700	$182	$98,070	$449,177

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

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment and that which would have been recognized was $.060 million for the three months ended September 30, 2013, and no interest income recorded during impairment and that which would have been recognized of $.177 million for the nine months ended September 30, 2013.  For the three months ended September 30, 2012, the amounts were $.017 million and $.072 million and for the nine month period in 2012, the amounts were $.054 million and $.246 million.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2013

With no valuation reserve:
Commercial real estate	$238	$—	$412	$501	$—	$—	$—	$—	$26
Commercial, financial and agricultural	—	—	147	243	—	—	3	—	9
Commercial construction	—	—	—	193	—	—	—	—	3
One to four family residential real estate	67	—	86	140	—	—	2	—	7
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	10	—	9	4	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,589	$—	$2,581	$2,557	$1,272	$—	$42	$—	$102
Commercial, financial and agricultural	767	—	741	373	33	—	5	—	11
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	642	—	560	396	250	—	8	—	19
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$2,827	$—	$2,993	$3,058	$1,272	$—	$42	$—	$128
Commercial, financial and agricultural	767	—	888	616	33	—	8	—	20
Commercial construction	—	—	—	193	—	—	—	—	3
One to four family residential real estate	709	—	646	536	250	—	10	—	26
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	10	—	9	4	—	—	—	—	—
Total	$4,313	$—	$4,536	$4,407	$1,555	$—	$60	$—	$177

					Interest Income	Interest Income
For the Year Ended:	Nonaccrual	Accrual	Average	Related	Recognized	on
December 31, 2012	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis

With no valuation reserve:
Commercial real estate	$132	$—	$1,550	$—	$—	$37
Commercial, financial and agricultural	—	—	1,063	—	—	19
Commercial construction	675	—	675	—	—	15
One to four family residential real estate	230	—	1,074	—	—	41
Consumer construction	—	—	16	—	—	1
Consumer	—	—	3	—	—	—

With a valuation reserve:
Commercial real estate	$2,939	$—	$3,173	$1,315	$54	$177
Commercial, financial and agricultural	436	—	504	109	—	17
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	275	—	281	95	—	6
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$3,071	$—	$4,723	$1,315	$54	$214
Commercial, financial and agricultural	436	—	1,567	109	—	36
Commercial construction	675	—	675	—	—	15
One to four family residential real estate	505	—	1,355	95	—	47
Consumer construction	—	—	16	—	—	1
Consumer	—	—	3	—	—	—
Total	$4,687	$—	$8,339	$1,519	$54	$313

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2012

With no valuation reserve:
Commercial real estate	$530	$—	$533	$1,135	$—	$—	$9	$—	$32
Commercial, financial and agricultural	—	—	—	1,063	—	—	—	—	18
Commercial construction	676	—	676	676	—	—	5	—	9
One to four family residential real estate	156	—	384	818	—	—	4	—	28
Consumer construction	15	—	15	16	—	—	—	—	1
Consumer	—	—	—	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$3,161	$—	$3,177	$3,663	$937	$17	$42	$54	$136
Commercial, financial and agricultural	287	—	281	398	90	—	4	—	12
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	462	—	267	463	188	—	8	—	10
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	3	—	1	3	3	—	—	—	—

Total:
Commercial real estate	$3,691	$—	$3,710	$4,798	$937	$17	$51	$54	$168
Commercial, financial and agricultural	287	—	281	1,461	90	—	4	—	30
Commercial construction	676	—	676	676	—	—	5	—	9
One to four family residential real estate	618	—	651	1,281	188	—	12	—	38
Consumer construction	15	—	15	16	—	—	—	—	1
Consumer	3	—	1	3	3	—	—	—	—
Total	$5,290	$—	$5,334	$8,235	$1,218	$17	$72	$54	$246

A summary of past due loans at September 30, 2013, December 31, 2012 and September 30, 2012 is as follows (dollars in thousands):

	September 30,			December 31,			September 30,
	2013			2012			2012
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$—	$2,827	$2,827	$575	$3,071	$3,646	$427	$3,691	$4,118
Commercial, financial and agricultural	100	767	867	71	436	507	64	287	351
Commercial construction	—	—	—	—	675	675	47	676	723
One to four family residential real estate	186	709	895	291	505	796	582	618	1,200
Consumer construction	—	—	—	—	—	—	—	15	15
Consumer	31	10	41	14	—	14	99	3	102

Total past due loans	$317	$4,313	$4,630	$951	$4,687	$5,638	$1,219	$5,290	$6,509

A roll-forward of nonaccrual activity for the three months ended September 30, 2013 (dollars in thousands):

	For the Three Months Ended September 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,057	$517	$—	$400	$—	$9	$3,983

Principal payments	(26)	(224)	—	(12)	—	(1)	(263)
Charge-offs	(23)	(476)	—	(24)	—	—	(523)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(208)	(37)	—	—	—	—	(245)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	966	—	344	—	2	1,312
Other	27	21	—	1			49

Ending balance	$2,827	$767	$—	$709	$—	$10	$4,313

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of nonaccrual activity for the three months ended September 30, 2012 (dollars in thousands):

	For the Three Months Ended September 30, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,749	$278	$676	$657	$15	$—	$5,375

Principal payments	(89)	(1)	—	(2)	—	—	(92)
Charge-offs	—	—	—	(14)	—	—	(14)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	(329)	—	—	(329)
Transfers to OREO	—	—	—	—	—	—	—
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	7	—	304	—	3	314
Other	31	3	—	2	—	—	36

Ending balance	$3,691	$287	$676	$618	$15	$3	$5,290

A roll-forward of nonaccrual activity for the nine months ended September 30, 2013 (dollars in thousands):

	For the Nine Months Ended September 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(174)	(292)	(100)	(77)	—	(1)	(644)
Charge-offs	(352)	(548)	—	(37)	—	(4)	(941)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(208)	(37)	(580)	(107)	—	—	(932)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	443	1,207	—	420	—	15	2,085
Other	47	1	5	5	—	—	58

Ending balance	$2,827	$767	$—	$709	$—	$10	$4,313

A roll-forward of nonaccrual activity for the nine months ended September 30, 2012 (dollars in thousands):

	For the Nine Months Ended September 30, 2012
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,362	$1,111	$—	$1,997	$20	$—	$5,490

Principal payments	(1,101)	(1,383)	—	(1,054)	—	—	(3,538)
Charge-offs	(463)	—	—	(307)	(5)	—	(775)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(465)	—	—	(548)	—	—	(1,013)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	3,288	566	676	524	—	3	5,057
Other	70	(7)	—	6	—	—	69

Ending balance	$3,691	$287	$676	$618	$15	$3	$5,290

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

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	September 30,		December 31,		September 30,
	2013		2012		2012
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	3	$4,614	4	$5,799
Commercial, financial and agricultural	1	528	1	1,221	1	1,221
Commercial construction	—	—	3	860	3	858
One to four family residential real estate	—	—	1	102	1	102
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	1	$528	8	$6,797	9	$7,980

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended September 30, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,563	$2,174	$858	$100	$—	$6,695

Principal payments	(20)	(25)	—	(1)		(46)
Charge-offs	—	(400)	—	—	—	(400)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	(528)	—	—	—	(528)

Ending Balance	$3,543	$1,221	$858	$99	$—	$5,721

NONACCRUAL

Beginning balance	$2,169	$—	$—	$106	$—	$2,275

Principal payments	(87)	—	—	(14)	—	(101)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	528	—	—	—	528

Ending Balance	$2,082	$528	$—	$92	$—	$2,702

TOTALS

Beginning balance	$5,732	$2,174	$858	$206	$—	$8,970

Principal payments	(107)	(25)	—	(15)	—	(147)
Charge-offs	—	(400)	—	—	—	(400)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	(528)	—	—	—	(528)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	528	—	—	—	528

Ending Balance	$5,625	$1,749	$858	$191	$—	$8,423

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended September 30, 2012 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,645	$1,221	$858	$102	$—	$5,826

Principal payments	(14)	—	—	—	—	(14)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$3,631	$1,221	$858	$102	$—	$5,812

NONACCRUAL

Beginning balance	$2,188	$—	$—	$—	$—	$2,188

Principal payments	(47)	—	—	—	—	(47)
Charge-offs	—	—	—	—	—	—
Advances	27	—	—	—	—	27
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$2,168	$—	$—	$—	$—	$2,168

TOTALS

Beginning balance	$5,833	$1,221	$858	$102	$—	$8,014

Principal payments	(61)	—	—	—	—	(61)
Charge-offs	—	—	—	—	—	—
Advances	27	—	—	—	—	27
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$5,799	$1,221	$858	$102	$—	$7,980

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the nine months ended September 30, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,611	$1,221	$858	$102	$—	$5,792

Principal payments	(68)	(25)	—	(3)	—	(96)
Charge-offs	—	(400)	—	—	—	(400)
Advances	—	—	—	—	—	—
New restructured	—	953	—	—	—	953
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	—	(528)	—	—	—	(528)

Ending Balance	$3,543	$1,221	$858	$99	$—	$5,721

NONACCRUAL

Beginning balance	$2,162	$—	$—	$102	$—	$2,264

Principal payments	(87)	—	—	(14)	—	(101)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	7	—	—	4	—	11
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	528	—	—	—	528

Ending Balance	$2,082	$528	$—	$92	$—	$2,702

TOTALS

Beginning balance	$5,773	$1,221	$858	$204	$—	$8,056

Principal payments	(155)	(25)	—	(17)	—	(197)
Charge-offs	—	(400)	—	—	—	(400)
Advances	—	—	—	—	—	—
New restructured	7	953	—	4	—	964
Transfers out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	(528)	—	—	—	(528)
Transfers to foreclosed properties	—	528	—	—	—	528
Transfer from accruing	—	—	—	—	—	—

Ending Balance	$5,625	$1,749	$858	$191	$—	$8,423

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

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012

Loans outstanding, beginning of period	$11,297	$8,827	$8,827
New loans	496	3,911	3,401
Net activity on revolving lines of credit	(263)	233	17
Principal payments	(1,442)	(1,674)	(1,490)

Loans outstanding, end of period	$10,088	$11,297	$10,755

There were no loans to related parties classified substandard as of September 30, 2013, December 31, 2012 or September 30, 2012.  In addition to the outstanding balances above, there were unfunded commitments of $5,000 to related parties at September 30, 2013.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2013, the Corporation had obligations to service approximately $126 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 15.90 and a discount rate of 7.50% for September 30, 2013.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2013	2012	2012

Balance at beginning of period	$638	$400	$400
Additions from loans sold with servicing retained	325	344	245
Amortization	(129)	(106)	(74)

Estimated Valuation of MSRs at end of period	$834	$638	$571

6.              BORROWINGS

Borrowings consist of the following at September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012

Federal Home Loan Bank fixed rate advances at September 30, 2013 with a weighted average rate of 1.79% maturing in 2014, 2016 and 2018	$35,000	$35,000	$35,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	852	925	925

	$35,852	$35,925	$35,925

The Federal Home Loan Bank borrowings are collateralized at September 30, 2013 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $41.769 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $8.424 million and $8.654 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2013.

The USDA Rural Development borrowing is collateralized by loans totaling $.130 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.790 million, and guaranteed by the Corporation.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     STOCK COMPENSATION PLANS

A summary of stock option transactions for the nine months ended September 30, 2013 and 2012, and the year ended December 31, 2012, is as follows:

	September 30,	December 31,	September 30,
	2013	2012	2012

Outstanding shares at beginning of year	242,152	392,152	392,152
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	(5,000)	—	—
Surrendered/Echanged for restricted stock	—	(150,000)	(150,000)

Outstanding shares at end of period	237,152	242,152	242,152

Exercisable shares at end of period	125,861	126,361	107,561

Weighted average exercise price per share at end of period	$9.88	$9.88	$9.88

Shares available for grant at end of period	—	—	—

There were no options granted in the first nine months of 2013 and 2012.

Following is a summary of the options outstanding and exercisable at September 30, 2013:

				Weighted Average
Exercise	Number		Unvested	Remaining
Price	Outstanding	Exercisable	Options	Contractual Life-Years
$9.75	217,152	120,861	96,291	1.21
$10.65	10,000	2,500	7,500	3.21
$12.00	10,000	2,500	7,500	1.79

	237,152	125,861	111,291	1.32

The Corporation, in August 2012, granted 148,500 Restricted Stock Units (“RSU’s”) to outside members of the Board of Directors and Management.  These RSU’s were granted at a market value of $7.91 and will vest equally over a four year term.

8.     INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2013 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.2 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $14.2 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $7.953 million at September 30, 2013, which is net of a valuation allowance of $3.0 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2013 and determined that no adjustment to the valuation was warranted.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.  FAIR VALUE MEASUREMENTS (Continued)

The following table presents information for financial instruments at September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

		September 30, 2013		December 31, 2012		September 30, 2012
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$22,794	$22,794	$26,961	$26,961	$47,405	$47,405
Interest-bearing deposits	Level 2	10	10	10	10	10	10
Securities available for sale	Level 2	48,096	48,096	43,799	43,799	42,476	42,476
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 3	467,536	460,009	443,959	439,239	428,772	425,406
Accrued interest receivable	Level 3	1,536	1,536	1,319	1,319	1,574	1,574

Total financial assets		$543,032	$535,505	$519,108	$514,388	$523,297	$519,931

Financial liabilities:
Deposits	Level 2	$461,688	$459,862	$434,557	$434,227	$439,363	$439,139
Borrowings	Level 2	35,852	35,548	35,925	35,729	35,925	35,681
Accrued interest payable	Level 2	200	200	214	214	238	238

Total financial liabilties		$497,740	$495,610	$470,696	$470,170	$475,526	$475,058

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2013, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2013 and September 30, 2012 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of September 30, 2013, December 31, 2012 or September 30, 2012.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013	September 30, 2013
Assets

Impaired loans	$4,313	$—	$—	$4,313	$531	$949
Other real estate owned	2,568	—	—	2,568	57	146
					$588	$1,095

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2012	(Level 1)	(Level 2)	(Level 3)	December 31, 2012
Assets

Impaired loans	$4,687	$—	$—	$4,687	$1,151
Other real estate owned	3,212	—	—	3,212	489

					$1,640

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2012

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2012	(Level 1)	(Level 2)	(Level 3)	September 30, 2012	September 30, 2012
Assets

Impaired loans	$5,290	$—	$—	$5,290	$53	$1,065
Other real estate owned	3,511	—	—	3,511	265	450

					$318	$1,515

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

Amounts recorded for Preferred Stock and Warrant Common Stock were estimated based on an allocation of the total proceeds from the issuance on the relative fair values of both instruments.  Fair value of the Preferred Stock was determined based on assumptions regarding the discount rate (market rate) on the Preferred Stock (estimated 12%).  Fair value of the Warrant Common Stock is based on the value of the underlying Preferred Stock based on an estimate for a three year term.  The allocation of the proceeds received resulted in the recording of a discount on the Preferred Stock and a premium on the Warrant Common Stock.  The discount on the preferred was accreted on an effective yield basis over a three-year term.  The allocated carrying value of the Preferred Stock and Warrant Common Stock on the date of issuance (based on their relative fair values) was $10.382 million and $.618 million, respectively.  Cumulative dividends on the Preferred Stock are payable at 5% annum for the first five years and at a rate of 9% per annum thereafter on the liquidation preference of $1,000 per share.  The Corporation is prohibited from paying any dividend with respect to shares of common stock unless all accrued and unpaid dividends are paid in full on the Preferred Stock for all past dividend periods.  The Preferred Stock is non-voting, other than class voting rights on matters that could adversely affect the Preferred Stock.  The Preferred Stock may be redeemed at any time with regulatory approval.  The preferred stock qualifies as Tier 1 Capital for regulatory purposes at the holding company.  The preferred stock was auctioned by the Treasury in 2012 and is now held by various investors.  The warrants were purchased from the Treasury in December 2012 at a cost of $1.300 million.

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

	September 30,	December 31,	September 30,
	2013	2012	2012
Commitments to extend credit:
Variable rate	$32,061	$39,782	$38,068
Fixed rate	24,536	18,427	21,247
Standby letters of credit - Variable rate	4,741	2,879	3,816
Credit card commitments - Fixed rate	3,162	3,060	3,161

	$64,500	$64,148	$66,292

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2013 represents $101.406 million, or 28.68%, compared to $88.505 million, or 26.83%, of the commercial loan portfolio on September 30, 2012.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2013, net deferred tax assets are approximately $8.0 million.  If an additional valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2013 net income available to common shareholders of $.846 million or $.15 per share compared to net income of $.897 million, or $.21 per share for the third quarter of 2012.  Income for the nine months ended September 30, 2013 totaled $2.719 million, or $.49 per share, compared to $5.536 million, or $1.30 per share for the same period in 2012.  Operating results for the nine month period in 2012 included a valuation adjustment to the deferred tax asset of $3.000 million.

Weighted average shares totaled 5,559,108 shares for the nine month period in 2013 and 5,562,835 shares in the 2013 third quarter compared to 3,857,002 shares and 4,722,029 shares in 2012. The increase in outstanding shares for 2013 reflects the issuance of 2.138 million shares of common stock in August of 2012. Quarterly and nine month per share earnings for 2012 have been adjusted for the common stock issuance.

The net interest margin for the third quarter of 2013 increased to $5.348 million, or 4.12%, compared to $4.930 million, of 4.10% in the third quarter of 2012.  The nine month margin in 2013 was $15.773 million, or 4.15% compared to $14.712 million, or 4.19%.

Total assets of the Corporation at September 30, 2013 were $567.917 million, up by $16.800 million, or 3.05% from the $551.117 million in total assets reported at September 30, 2012 and up by $21.937 million, or 4.02%, from total assets of $545.980 million at year-end 2012.  The loan portfolio increased $23.318 million, or 5.19%, from December 31, 2012 balances of $449.177 million.  Deposits totaled $461.688 million at September 30, 2013, an increase of $27.131 million from the $434.557 million at December 31, 2012.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents as of September 30, 2013 totaled $22.794 million, a decrease of $4.167 million during the first nine months of 2013.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $4.297 million from December 31, 2012 to September 30, 2013, with the balance on September 30, 2013, totaling $48.096 million.  The Corporation purchased $7.875 million of investments during the 2013 first nine months mainly to replace maturities and paydowns of investments.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of September 30, 2013, investment securities with an estimated fair value of $8.729 million were pledged.

Loans

Through the first nine months of 2013, loan balances increased by $23.318 million, or 5.19%, from December 31, 2012 balances of $449.177 million.  During the first nine months of 2013, the Bank had total loan production of $139 million, which included $45 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, and also SBA/USDA loan sales of $6.133 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.932 million.

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

Following is a summary of the loan portfolio at September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2013	Total	2012	Total	2012	Total
Commercial real estate	$257,961	54.60%	$244,966	54.54%	$224,061	51.63%
Commercial, financial, and agricultural	79,511	16.83	80,646	17.95	84,073	19.37
One to four family residential real estate	98,770	20.90	87,948	19.58	86,643	19.97
Construction:
Consumer	5,734	1.21	7,465	1.66	6,803	1.57
Commercial	16,054	3.40	17,229	3.84	21,757	5.01
Consumer	14,465	3.06	10,923	2.43	10,621	2.45
Total loans	$472,495	100.00%	$449,177	100.00%	$433,958	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2013, December 31, 2012 and September 30, 2012 (dollars in thousands):

	September 30, 2013			December 31, 2012			September 30, 2012
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$101,406	28.68%	151.25%	$95,151	27.75%	131.34%	$88,505	26.83%	121.33%
Hospitality and tourism	41,473	11.73	61.86	40,787	11.90	56.30	36,950	11.20	50.65
Commercial construction	16,054	4.54	23.95	17,229	5.03	23.78	21,757	6.59	29.83
Lessors of nonresidential buildings	14,573	4.12	21.74	12,672	3.70	17.49	12,326	3.74	16.90
Real estate agents and managers	10,975	3.11	16.37	10,597	3.09	14.63	12,336	3.74	16.91
Gasoline stations and convenience stores	10,897	3.08	16.25	11,393	3.32	15.73	12,394	3.76	16.99
Other	158,148	44.74	235.88	155,012	45.21	213.96	145,623	44.14	199.63

Total Commercial Loans	$353,526	100.00%		$342,841	100.00%		$329,891	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2013.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2013, our residential loan portfolio totaled $104.504 million, or 22.12% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $4.436 million at the end of December 31, 2012 to $1.525 million at September 30, 2013.  The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the nine months ended September 30, 2013 amounted to $1.109 million, or .32% annualized, of average loans outstanding, compared to $.860 million, or .28% annualized, of average loans outstanding, for the same period in 2012.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012
Nonperforming Assets:
Nonaccrual Loans	$4,313	$4,687	$3,122
Loans past due 90 days or more	—	—	—
Restructured loans	—	—	2,168
Total nonperforming loans	4,313	4,687	5,290
Other real estate owned	2,568	3,212	3,511
Total nonperforming assets	$6,881	$7,899	$8,801
Nonperforming loans as a % of loans	.91%	1.04%	1.22%
Nonperforming assets as a % of assets	1.21%	1.45%	1.60%
Reserve for Loan Losses:
At period end	$4,959	$5,218	$5,186
As a % of loans	1.05%	1.16%	1.20%
As a % of nonperforming loans	114.98%	111.33%	98.03%
As a % of nonaccrual loans	114.98%	111.33%	166.11%
Texas ratio*	9.56%	10.17%	11.26%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $6.881 million have been reduced in 2013 by $1.018 million from the $7.899 million at 2012 year end.  This reduction in nonperforming assets reflects management’s efforts in the aggressive remediation of problem credits and disposition of OREO properties.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	September 30, 2013	December 31, 2012	September30, 2012

Total loans, at period end	$472,495	$449,177	$433,958
Average loans for the period	$456,831	$422,440	$417,159

	For the Period Ended
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2013	December 31, 2012	September 30, 2012

Net charge-offs during the period	$1,109	$978	$860
Net charge-offs to average loans, annualized	.32%	.23%	.28%
Net charge-offs to beginning allowance balance	21.25%	18.63%	16.38%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2013, the Corporation again engaged a consultant for loan review.

As of September 30, 2013, the allowance for loan losses represented 1.05% of total loans.  At September 30, 2013, the allowance included specific reserves in the amount of $2.479 million, as compared to $1.939 million at December 31, 2012 and $1.631 million at September 30, 2012.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30 2013	December 31, 2012	September 30, 2012

Balance at beginning of period	$3,212	$3,162	$3,162
Other real estate transferred from loans due to foreclosure	932	1,352	1,013
Other real estate sold	(1,429)	(775)	(178)
Writedowns on other real estate held for sale	(134)	(496)	(474)
Loss on sale of other real estate held for sale	(13)	(31)	(12)

Balance at end of period	$2,568	$3,212	$3,511

During the first nine months of 2013, the Corporation received real estate in lieu of loan payments of $.932 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first nine months of 2013.  Total deposits increased by $27.131 million, or 6.24%, in the first nine months of 2013.  The increase in deposits for the first nine months of 2013 is composed of an increase in noncore deposits of $24.461 million and an increase in core deposits of $2.670 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.  Most recently, we have experienced some declines in core deposits and have increased brokered deposits to fund loan growth and manage interest rate risk.  A portion of the decreases in core deposits can be attributed to individual customer deposit reductions due to various business related needs.  In an effort to stem some runoff from core deposit CDs, management recently increased some offering rates on CD products.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2013	% of Total	2012	% of Total	2012	% of Total

Noninterest bearing	$70,063	15.17%	$67,652	15.57%	$62,306	14.18%
NOW, money market, checking	158,588	34.35	155,465	35.78	152,286	34.66
Savings	12,694	2.75	13,829	3.18	15,783	3.59
Certificates of Deposit <$100,000	133,821	28.99	135,550	31.19	142,125	32.35
Total core deposits	375,166	81.26	372,496	85.72	372,500	84.78

Certificates of Deposit >$100,000	23,816	5.16	24,355	5.60	25,390	5.78
Brokered CDs	62,706	13.58	37,706	8.68	41,473	9.44
Total non-core deposits	86,522	18.74	62,061	14.28	66,863	15.22

Total deposits	$461,688	100.00%	$434,557	100.00%	$439,363	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2013, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.71 years and a weighted average rate of 1.79% at September 30, 2013.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

Shareholders’ Equity

Total shareholders’ equity decreased $5.403 million from December 31, 2012 to September 30, 2013.
Contributing to the change in shareholders’ equity was the redemption of Preferred Series A stock of $7.000 million, net income available to common shareholders of $2.719 million, a reduction for dividends on common stock of $.666 million, increases due to stock compensation of $.258 million, a decrease in the market value of securities of $.574 million and a decrease due to the repurchase of common stock of $.140 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $2.719 million, or $.49 per share, in the first nine months of 2013, compared to $2.536 million or $.60 per share for the first nine months of 2012, excluding the $3.0 million deferred tax valuation adjustment.  The year to date results include a provision for loan losses of $.850 million. Operating results for the same period in 2012 include a provision for loan losses of $.795 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.366 million, 4.13% of average earning assets, in the third quarter of 2013, compared to $4.948 million, and 4.18% of average earning assets, in the third quarter of 2012.  In the first nine months of 2013, net interest margin increased to $15.826 million, 4.17% of average earning assets, compared to $14.722 million, 4.19% of average earning assets, for the same period in 2012.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2013-2012
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	2013	2012	Variance	Variance	Variance	Variance

Loans (1,2,3)	$464,324	$424,461	$39,863	5.23%	5.48%	$6,117	$5,846	$271	$549	$(269)	$(9)
Taxable securities	46,612	37,900	8,712	2.09	2.36	245	225	20	52	(26)	(6)
Nontaxable securities (2)	1,003	847	156	4.75	5.17	12	10	2	2	—	—
Federal funds sold	3	12,131	(12,128)	—	.13	—	4	(4)	(4)	(4)	4
Other interest-earning assets	3,070	3,070	—	4.26	4.92	33	38	(5)	—	(5)	—
Total earning assets	515,012	478,409	36,603	4.94	5.09	6,407	6,123	284	599	(304)	(11)
Reserve for loan losses	(5,093)	(5,212)	119
Cash and due from banks	24,099	43,388	(19,289)
Fixed Assets	10,596	10,523	73
Other Real Estate	2,434	3,484	(1,050)
Other assets	13,041	15,196	(2,155)
Total assets	$560,089	$545,788	$14,301

NOW and money market deposits	$119,225	$118,627	$598.25%		.34%	$74	$101	$(27)	$1	$(28)	$—
Interest checking	33,771	31,938	1,833.28		.45	24	36	(12)	2	(13)	(1)
Savings deposits	12,810	14,665	(1,855)	.09	.11	3	4	(1)	(1)	(1)	1
CDs <$100,000	134,465	139,779	(5,314)	1.50	1.75	510	614	(104)	(23)	(85)	4
CDs >$100,000	24,257	27,860	(3,603)	1.54	1.71	94	120	(26)	(16)	(12)	2
Brokered deposits	59,559	41,473	18,086	1.15	1.31	173	137	36	60	(17)	(7)
Borrowings	36,449	35,973	476	1.77	1.80	163	163	—	2	(3)	1
Total interest-bearing liabilities	420,536	410,315	10,221.98		1.14	1,041	1,175	(134)	25	(159)	—
Demand deposits	72,103	64,985	7,118
Other liabilities	1,316	3,161	(1,845)
Shareholders’ equity	66,134	67,327	(1,193)
Total liabilities and shareholders’ equity	$560,089	$545,788	$14,301
Rate spread				3.96%	3.95%
Net interest margin/revenue				4.13%	4.18%	$5,366	$4,948	$418	$574	$(145)	$(11)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

(3)  Interest income on loans includes fees

	Nine Months Ended
								2013-2012
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2013	2012	(Decrease)	2013	2012	2013	2012	Variance	Variance	Variance	Variance

Loans (1,2,3)	$456,831	$417,159	$39,672	5.30%	5.56%	$18,104	$17,346	$758	$1,650	$(799)	$(93)
Taxable securities	46,929	37,398	9,531	2.07	2.60	726	726	—	185	(147)	(38)
Nontaxable securities (2)	889	851	38	4.81	5.18	32	33	(1)	1	(2)	—
Federal funds sold	3	10,745	(10,742)	—	.15	—	12	(12)	(12)	(12)	12
Other interest-earning assets	3,070	3,070	—	4.18	3.66	96	84	12	—	12	—
Total earning assets	507,722	469,223	38,499	4.99	5.19	18,958	18,201	757	1,824	(948)	(119)
Reserve for loan losses	(5,133)	(5,213)	80
Cash and due from banks	20,216	28,834	(8,618)
Fixed Assets	10,621	10,095	526
Other Real Estate	2,965	3,388	(423)
Other assets	13,622	14,060	(438)
Total assets	$550,013	$520,387	$29,626

NOW and money market deposits	$120,267	$118,841	$1,426.25%		.36%	$224	$319	$(95)	$4	$(97)	$(2)
Interest checking	35,526	31,086	4,440.31		.49	82	114	(32)	16	(42)	(6)
Savings deposits	13,121	13,631	(510)	.10	.12	10	12	(2)	—	(2)	—
CDs <$100,000	132,365	137,810	(5,445)	1.58	1.78	1,567	1,831	(264)	(72)	(198)	6
CDs >$100,000	24,497	25,596	(1,099)	1.62	1.72	297	330	(33)	(14)	(19)	—
Brokered deposits	50,318	36,037	14,281	1.23	1.41	462	381	81	151	(50)	(20)
Borrowings	37,928	35,989	1,939	1.73	1.83	490	492	(2)	27	(27)	(2)
Total interest-bearing liabilities	414,022	398,990	15,032	1.01	1.17	3,132	3,479	(347)	112	(435)	(24)
Demand deposits	65,720	58,808	6,912
Other liabilities	1,672	3,007	(1,335)
Shareholders’ equity	68,599	59,582	9,017
Total liabilities and shareholders’ equity	$550,013	$520,387	$29,626
Rate spread				3.98%	4.02%
Net interest margin/revenue				4.17%	4.19%	$15,826	$14,722	$1,104	$1,712	$(513)	$(95)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax euivalent basis, using a 34% tax rate

(3)  Interest income on loans includes fees

In the past several years of a low interest rate environment, the Corporation repriced all of its brokered deposits along with the majority of its bank time deposits.  This repricing of liabilities has been a major factor for the increased interest margin, on a fully taxable equivalent basis in recent reported periods.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2013, the Corporation determined through this analysis that a $.850 million provision for loan loss was required, compared to $.795 million in the first nine months of 2012.  Impacting the loan loss provision for the nine month period in 2013 were net charge-offs of $1.109 million.

Other Income

Other income for the nine months ended September 30, 2013 was $2.747 million compared to $3.060 million in 2012.  Included in the nine month results is income from secondary market loans of $.781 million and income from SBA/USDA loan sales of $.798 million, compared to $.844 million and $1.126 million in 2012.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2013	2012	Dollars	Percent	2013	2012	Dollars	Percent

Deposit service fees	$158	$155	$3	1.94%	$495	$538	$(43)	(7.99)%
Income from loans sold in the secondary market	203	320	(117)	(36.56)	781	844	(63)	(7.46)
SBA/USDA loan sale gains	135	506	(371)	(73.32)	798	1,126	(328)	(29.13)
Mortgage servicing income	128	92	36	100.00	413	292	121	100.00
Other noninterest income	114	76	38	50.00	260	260	—	—

Total other income	$738	$1,149	$(411)	(35.77)%	$2,747	$3,060	$(313)	(10.23)%

Other Expense

For the first nine months of 2013, the Corporation recorded other expenses of $13.193 million, compared to $12.408 million in 2012, an increase of $.785 million.  A significant portion of this increase in expense, approximately $.300 million, was due to the initial start-up and operational costs of our newly formed asset based lending subsidiary.  Additional costs are also a result of the Corporation’s growing operational platform and the need to keep pace both from a personnel and infrastructure standpoint, with the changing internal risk profile of the Corporation and the external banking regulatory environment.

The following table details other expense for the three and nine months ended September 30, 2013 and 2012 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2013	2012	Dollars	Percentage	2013	2012	Dollars	Percentage
Salaries and employee benefits	$2,226	$2,063	$163	7.90%	$6,907	$6,041	$866	14.34%
Occupancy	362	370	(8)	(2.16)	1,107	1,050	57	5.43
Furniture and equipment	274	213	61	28.64	799	660	139	21.06
Data processing	269	253	16	6.32	802	739	63	8.53
Professional service fees	161	210	(49)	(23.33)	706	700	6	0.86
Loan and deposit	55	195	(140)	(71.79)	173	674	(501)	(74.33)
Writedowns and losses on other real estate held for sale	57	265	(208)	(78.49)	146	450	(304)	(67.56)
FDIC insurance premiums	100	36	64	177.78	300	354	(54)	(15.25)
Telephone	84	56	28	50.00	229	168	61	36.31
Advertising	119	96	23	23.96	334	292	42	14.38
Other	652	610	42	6.89	1,690	1,280	410	32.03
Total other expense	$4,359	$4,367	$(8)	(.18)%	$13,193	$12,408	$785	6.33%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2013 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.2 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $14.2 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized deferred taxes of $1.508 million for the nine months ended September 30, 2013 and a deferred tax benefit of $1.458 million for the same period in 2012.  The valuation allowance at September 30, 2013 was approximately $3.0 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2013 and determined that no adjustment to the valuation was warranted.  The Corporation will continue to evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration will recognize the additional benefits as an adjustment to the valuation allowance.

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

Current balance sheet liquidity consists of $22.794 million in cash and due from balances negligbile federal funds sold and, $39.597 million of unpledged investment securities. Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first nine months of 2013, the Corporation decreased cash and cash equivalents by $4.167 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used by investing activities, with a net increase in loans of $25.393 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $27.131 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At September 30, 2013, the Bank’s core deposits in relation to total funding were 75.40% compared to 78.37% at September 30, 2012.  These ratios indicated at September 30, 2013, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2013, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets.  Management continually evaluates deposit products offered in order to remain competitive in its goal of increasing core deposits. The Corporation will and has the ability to augment local deposit growth efforts with wholesale CD funding.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of September 30, 2013, the Corporation and Bank were well capitalized.

The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2013	2012	2012

Capital Structure
Shareholders’ equity	$63,045	$61,448	$61,945
Preferred stock	4,000	11,000	11,000
Total shareholders’ equity	$67,045	$72,448	$72,945
Total capitalization	$67,045	$72,448	$72,945
Tangible capital	$67,045	$72,448	$72,945

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	834	688	571
Total intangibles	$834	$688	$571

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$67,045	$72,448	$72,945
Net unrealized (gains) losses on
available for sale securities	(350)	(924)	(870)
Less: disallowed deferred tax asset	(6,200)	(7,100)	(8,000)
Less: intangibles	(83)	(69)	(57)
Total Tier 1 capital	$60,412	$64,355	$64,018
Tier 2 Capital:
Allowable reserve for loan losses	$4,959	$5,218	$5,186
Qualifying long-term debt		—	—
Total Tier 2 capital	4,959	5,218	5,186
Total capital	$65,371	$69,573	$69,204
Risk-adjusted assets	$483,229	$466,039	$456,754

Capital ratios:
Tier 1 Capital to average assets	10.90%	11.98%	11.93%
Tier 1 Capital to risk weighted assets	12.50%	13.81%	14.02%
Total Capital to risk weighted assets	13.53%	14.93%	15.15%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2013	11.81%	11.81%	10.90%	12.50%	13.53%
September 30, 2012	13.24%	13.23%	11.93%	14.02%	15.15%

The Bank:
September 30, 2013	11.17%	11.17%	10.20%	11.70%	12.72%
September 30, 2012	10.61%	10.60%	9.26%	10.89%	12.02%

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

The Corporation has established interest rate floors on approximately $153 million, or 80% of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $88 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $61 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $48.046 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $241.345 million of transactional accounts, of which $70.063 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at September 30, 2013 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$278,596	$13,102	$57,634	$123,163	$472,495
Securities	2,506	4,277	26,863	14,450	48,096
Other (1)	13	—	—	3,060	3,073

Total interest-earning assets	281,115	17,379	84,497	140,673	523,664

Interest-bearing obligations:
NOW, money market, savings, interest checking	171,282	—	—	—	171,282
Time deposits	20,783	54,437	82,239	178	157,637
Brokered CDs	—	4,967	57,739	—	62,706
Borrowings	—	—	35,000	852	35,852

Total interest-bearing obligations	192,065	59,404	174,978	1,030	427,477

Gap	$89,050	$(42,025)	$(90,481)	$139,643	$96,187

Cumulative gap	$89,050	$47,025	$(43,456)	$96,187

(1)         Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2013, the Corporation had a cumulative asset sensitivity gap position of $47.025 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates continue to decline in the next twelve months, the Corporation may experience a decrease in net interest income.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2012, the Corporation had a cumulative liability sensitivity gap position of $44.838 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 2.7 years and a weighted average rate of 1.79%.

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

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2013, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2013	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)