Form 10-K
period 2013-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2014-03-28
CIK 36506

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $8.88 as of June 30, 2013, was $19.930 million.  As of March 28, 2014, there were outstanding, 5,527,690 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2013, are incorporated by reference into Parts I and II of this Report.

Portions of the Corporation’s Proxy Statement for the 2014 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

The Corporation also owns four non-bank subsidiaries: First Manistique Agency, presently inactive; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities and Mackinac Commercial Credit, LLC, an asset based lending subsidiary located in Southeast Michigan.  The Bank represents the principal asset of the Corporation.  The Bank has one wholly owned subsidiary, mBank Title Insurance Agency, LLC, which provides title insurance services throughout Michigan.  The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.

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

Employees

As of December 31, 2013, the Corporation and its subsidiaries employed, in the aggregate, 127 employees equating to 133 full-time equivalents.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry.  This concentration represented $100.333 million or 27.92% of the commercial loan portfolio at December 31, 2013.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

In late 2013, the Corporation launched Mackinac Commercial Credit, LLC (“MCC”), a wholly owned subsidiary of the Corporation.  MCC is a specialty finance company engaged in asset based lending and factoring of accounts receivable.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $28.375 million at December 31, 2013, with additional amounts available if collateralized.

As of December 31, 2013, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2013 Annual Report to Shareholders, which sections are incorporated herein by reference, for details on the Corporation’s foreign account activity.

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

Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2013 Annual Report to Shareholders, and is incorporated herein by reference.

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

Under the CPP, the Corporation issued previously authorized preferred stock with a 5% annual dividend rate to the Department of Treasury (“Treasury”).  The Corporation also, as a required part of this transaction, issued 379,093 common stock warrants with an exercise price of $4.35 per share.  The preferred stock and common stock warrants were issued on the closing date, April 24, 2009.  In 2012, the Treasury auctioned the Corporation’s preferred stock and the stock was sold to several individual and private investors.  The Corporation repurchased its common stock warrants from the Treasury in December 2012 at a cost of $1.3 million.  In 2013, the Corporation redeemed the entire $11.0 million in Series A Preferred Stock.

Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under the caption “Capital and Regulatory” in the Corporation’s 2013 Annual Report to Shareholders, and is incorporated herein by reference.

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

Basel III

Internationally, both the Basel Committee on Banking Supervision and the Financial Stability Board (established in April 2009 by the Group of Twenty Finance Ministers and Central Bank Governors to take action to strengthen regulation and supervision of the financial system with greater international consistency, cooperation and transparency) have committed to raise capital standards and liquidity buffers within the banking system (“Basel III”). On September 12, 2010, the Group of Governors and Heads of Supervision agreed to the calibration and phase-in of the Basel III minimum capital requirements (raising the minimum Tier 1 common equity ratio to 4.5% and minimum Tier 1 equity ratio to 6.0%, with full implementation by January 2015) and introducing a capital conservation buffer of common equity of an additional 2.5% with implementation by January 2019. In July 2013, the Federal Reserve Board released interim final rules regarding implementation of the Basel III regulatory capital rules for U.S. banking organizations. The interim final rules address a significant number of outstanding issues and questions regarding how certain provisions of Basel III are proposed to be adopted in the United States. Key provisions of the proposed rules include the total phase-out from Tier 1 capital of trust preferred securities with grandfathering for bank holding companies with less than $15 billion in assets, a capital conservation buffer of 2.5% above minimum capital ratios, inclusion of accumulated other comprehensive income in Tier 1 common equity, inclusion in Tier 1 capital of perpetual preferred stock, and an effective minimum Tier 1 common equity ratio of 7.0%.

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

II.    Investment Portfolio

A.            Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 (dollars in thousands):

	2013	2012	2011
Corporate	$16,079	$18,977	$8,178
U.S. Agencies	14,855	10,404	10,575
U.S. Agencies - MBS	7,359	8,374	14,418
State and political subdivisions	6,095	6,044	5,556

TOTAL	$44,388	$43,799	$38,727

B.            Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2013 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	or less	five years	ten years	10 years	TOTAL	Yield (1)

U.S. Agencies	$—	$7,723	$7,132	$—	$14,855	1.53%
U.S. Agencies - MBS	—	—	7,313	46	7,359	2.76%
Corporate	3,083	12,996	—	—	16,079	1.76%
State and political subdivisions	83	816	2,639	2,557	6,095	3.73%

TOTAL	$3,166	$21,535	$17,084	$2,603	$44,388

Weighted average yield (1)	2.10%	1.60%	2.90%	4.50%	2.23%

(1)         Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.      Loan Portfolio

A.            Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2013	2012	2011	2010	2009

Commercial real estate	$268,809	$244,966	$199,201	$194,859	$208,895
Commercial, financial and agricultural	79,655	80,646	92,269	68,858	72,184
One-to-four family residential real estate	103,768	87,948	77,332	75,074	67,232
Construction	17,799	24,694	25,519	39,012	31,709
Consumer	13,801	10,923	6,925	5,283	4,290

TOTAL	$483,832	$449,177	$401,246	$383,086	$384,310

B.            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2013, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$19,336	$21,258	$1,270	$1,154	$1,669	$44,687
Fixed interest rates	2,089	1,836	1,336	441	7,001	12,703

After one year but within five years:
Variable interest rates	85,666	18,291	1,767	6	4,629	110,359
Fixed interest rates	130,889	18,186	6,278	8,010	1,348	164,711

After five years:
Variable interest rates	23,875	7,718	88,038	393	3,010	123,034
Fixed interest rates	6,954	12,366	5,079	3,797	142	28,338

TOTAL	$268,809	$79,655	$103,768	$13,801	$17,799	$483,832

C.            Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2013	2012	2011	2010	2009

Nonaccrual loans	$1,406	$4,687	$5,490	$5,921	$14,368

Interest income that would have been recorded for nonaccrual loans under original terms	228	313	363	583	700

Interest income recorded during period for nonaccrual loans	—	54	118	141	40

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans not included above	618	—	2,503	4,642	869

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2013	2012	2011	2010	2009

Balance of allowance for loan losses at beginning of period	$5,218	$5,251	$6,613	$5,225	$4,277

Loans charged off:
Commercial	2,171	775	3,258	5,027	2,465
One to four famly residential real estate	141	399	490	410	282
Consumer	120	82	52	48	71
Total loans charged off	2,432	1,256	3,800	5,485	2,818

Recoveries of loans previously charged off:
Commercial	150	253	128	346	38
One to four famly residential real estate	26	7	1	11	16
Consumer	24	18	9	16	12
Total recoveries	200	278	138	373	66

Net loans charged off	2,232	978	3,662	5,112	2,752
Provisions charged to expense	1,675	945	2,300	6,500	3,700

Balance at end of period	$4,661	$5,218	$5,251	$6,613	$5,225

Average loans outstanding	462,500	422,440	388,115	384,347	374,796

Ratio of net charge-offs during period to average loans outstanding	.48%	.23%	.94%	1.33%	.73%

B.            Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2013		2012		2011		2010		2009
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$1,849	39.67%	$3,267	70.09%	$2,973	63.78%	$3,460	74.23%	$3,284	62.94%

Commercial, financial agricultural	1,378	29.56%	692	14.85%	1,079	23.15%	1,018	21.84%	1,135	—

Commercial construction	80	1.72%	125	2.68%	207	4.44%	389	8.35%	386	—

1-4 family residential real estate	516	11.07%	980	21.03%	1,114	23.90%	1,622	34.80%	23.44%

Consumer construction	25	—	—	—	—	—	—	—	—	—

Consumer	148	—	—	—	—	—	—	.00%	13.25%

Unallocated and general reserves	665	14.27%	154	3.30%	(122)	-2.62%	124	2.66%	384	7.36%

TOTAL	$4,661	100.00%	$5,218	100.00%	$5,251	100.00%	$6,613	100.00%	$5,225	100.00%

V.            Deposits

Deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2013 Annual Report to Shareholders, and is incorporated herein by reference.

VI.       Return on Equity and Assets

Selected financial data of the Corporation is contained in the Corporation’s 2013 Annual Report to Shareholders under the caption “Selected Financial Data,” and is incorporated herein by reference.

See Item 6 of this Form 10-K, “Selected Financial Data”

VII.  Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 17 to the Corporation’s Consolidated Financial Statements contained in the Corporation’s 2013 Annual Report to Shareholders and is incorporated herein by reference.

ITEM 2.  PROPERTIES

The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854.  The headquarters location is owned by the Corporation and not subject to any mortgage.

Information regarding specific branch locations is contained in the Corporation’s 2013 Annual Report to Shareholders, and is incorporated herein by reference.

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations.  Of the 11 branch locations, 8 are owned and 3 are leased.  The Corporation has additional office space to house and administrative operational support.  The Corporation also leases one office that supports our commercial lending.

ITEM 3.  LEGAL PROCEEDINGS

Information regarding legal proceedings is contained in Note 17 of the Corporation’s 2013 Annual Report to Shareholders, and is incorporated herein by reference.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of the Corporation are listed below.  The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually.  There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position

Paul D. Tobias	63	Chairman and Chief Executive Officer

Kelly W. George	46	President

Ernie R. Krueger	64	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2014 Annual Meeting of Shareholders under the caption “Directors and Officers.”

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCK HOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Market information pertaining to the Corporation’s common stock is contained under the caption “Market Information” in the Corporation’s 2013 Annual Report to Shareholders, and is incorporated herein by reference.

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  There were no dividends declared or paid by the Bank in 2010 or 2011.  The Corporation declared a $.04 quarterly dividend on its common stock in December 2012, which was paid in early 2013.  There were no sales of unregistered securities in 2012 or 2013, nor were there any repurchases of the Corporation’s common stock in 2012.  Additional information regarding the Corporation’s common equity is contained in Note 16 — Shareholders’ Equity in the Corporation’s 2013 Annual Report to Shareholders and is incorporated herein by reference.

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013 and an additional $600,000 on December 17, 2013.  Neither of these authorizations has an expiration date.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases (1)	shares purchased	paid per share	plan or program	stock purchases

				$1,059,976
October 1, 2013 to October 31, 2013	26,435	$9.04	26,435	819,978
November 1, 2013 to November 30, 2013	4,416	$9.24	4,416	779,168
December 1, 2013 to December 31, 2013	9,098	$9.84	9,098	689,666

Total	39,949	$9.24	39,949

(1) Monthly information is provided for the Corporation's fiscal months during the fourth quarter of 2013.

Additional information regarding the Corporation’s common stock is contained in the Corporation’s 2013 Annual Report to Shareholders under the caption “Market Information,” and is incorporated herein by reference.

Information regarding securities authorized for issuance under equity compensation plans may be found under Item 12 of this report.

ITEM 6.  SELECTED FINANCIAL DATA

Selected financial data of the Corporation is contained in the Corporation’s 2013Annual Report to Shareholders, under the caption “Selected Financial Data,” and is incorporated herein by reference.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2013 Annual Report to Shareholders

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Corporation’s 2013 Annual Report to Shareholders

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2013, 2012, and 2011, in the Corporation’s 2013 Annual Report to Shareholders.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2013, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2013, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

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

March 28, 2014

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 28, 2014, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2013 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price of	under equity
	be issued upon exercise	outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock option compensation plans approved by security holders	237,152	$9.88	—

Equity compensation plan approved by security holders in 2012	148,500	7.91	189,348

Total	385,652	$9.13	189,348

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

PART IV

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(commission file number for all incorporated documents:  0-20167)

(a)		The following documents are filed as a part of this report.

	1.	Consolidated Financial Statements (contained in the Annual Report attached hereto as Exhibit 13 and incorporated herein by reference

		(i)	Report on Independent Registered Public Accounting Firm

		(ii)	Consolidated Balance Sheets as of December 31, 2013, and 2012

		(iii)	Consolidated Statements of Operations for the years ended December 31, 2013, 2012, and 2011

		(iv)	Consolidated Statements of Comprehensive Income for the years ended December 31, 2013, 2012 and 2011

		(v)	Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2013, 2012, and 2011

		(vi)	Consolidated Statements of Cash Flows for the years ended December 31, 2013, 2012 and 2011

		(vi)	Notes to Consolidated Financial Statements

2.

All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

	3.	Exhibits

Exhibit Number	Document

3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004) (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 10-K filed March 31, 2009)

3.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Mackinac Financial Corporation dated April 21, 2009 (incorporated by reference to Exhibit 3.1 to the

Corporation’s Form 8-K filed April 24, 2009)

3.3	Third Amended and Restated Bylaws adopted March 18, 2014 (incorporated by reference to Exhibit 3.1 to the Corporation’s Form 8-K filed March 24, 2014)

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

10.6	Form of Indemnity Agreement for the Corporation’s Directors (incorporated by reference to Exhibit 10.1 to the Corporation’s Form 8-K filed March 24, 2014)**

10.7	Mackinac Financial Corporation 2012 Incentive Compensation Plan (incorporated by reference to the Corporation’s Proxy Statement for its annual meeting of shareholders held May 22,

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

(incorporated by reference to Exhibit 10.1 of the Corporation’s Form 8-K filed December 20, 2012)

13*

2013 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

21*	Subsidiaries of the Corporation

23.1*	Consent of Independent Public Accountants — Plante Moran, PLLC

31*	Rule 13(a) — 14(a) Certifications

32.1*	Section 1350 Chief Executive Officer Certification

32.2*	Section 1350 Chief Financial Officer Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document***

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***

*  filed herewith

**  management compensatory plan, contract, or arrangement

*** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11  and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 28, 2014.

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