Form 10-Q
period 2014-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2014-05-15
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

As of April 30, 2014, there were outstanding 5,527,690 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2014	2013	2013
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$24,748	$18,216	$12,598
Federal funds sold	3	3	3
Cash and cash equivalents	24,751	18,219	12,601

Interest-bearing deposits in other financial institutions	10	10	10
Securities available for sale	47,411	44,388	48,556
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	361,299	359,368	345,032
Mortgage	110,759	110,663	97,216
Consumer	13,804	13,801	11,803
Total Loans	485,862	483,832	454,051
Allowance for loan losses	(4,883)	(4,661)	(5,037)
Net loans	480,979	479,171	449,014

Premises and equipment	9,800	10,210	10,587
Other real estate held for sale	2,166	1,884	3,825
Deferred tax asset	9,533	9,933	8,726
Other assets	5,882	5,925	5,517

TOTAL ASSETS	$583,592	$572,800	$541,896

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$68,027	$72,936	$57,547
NOW, money market, interest checking	148,023	149,123	161,445
Savings	14,425	13,039	13,273
CDs<$100,000	154,371	140,495	130,646
CDs>$100,000	23,317	23,159	24,619
Brokered	67,547	67,547	37,706
Total deposits	475,710	466,299	425,236

Borrowings:
Fed funds purchased	—	—	5,000
FHLB and other	38,852	37,852	35,925
Total borrowings	38,852	37,852	40,925
Other liabilities	3,300	3,400	2,696
Total liabilities	517,862	507,551	468,857

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized 500,000 shares, Issued and outstanding - 11,000 shares	—	—	11,000
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 5,527,690; 5,541,390; and 5,557,859 shares respectively	53,590	53,621	53,888
Retained earnings	11,796	11,412	7,181
Accumulated other comprehensive income	344	216	970

Total shareholders’ equity	65,730	65,249	73,039

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$583,592	$572,800	$541,896

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,281	$5,889
Tax-exempt	23	27
Interest on securities:
Taxable	237	240
Tax-exempt	13	7
Other interest income	48	31
Total interest income	6,602	6,194

INTEREST EXPENSE:
Deposits	822	877
Borrowings	187	161
Total interest expense	1,009	1,038

Net interest income	5,593	5,156
Provision for loan losses	183	375
Net interest income after provision for loan losses	5,410	4,781

OTHER INCOME:
Deposit service fees	157	162
Income from loans sold on the secondary market	103	299
SBA/USDA loan sale gains	382	109
Mortgage servicing income	13	103
Other	36	85
Total other income	691	758

OTHER EXPENSE:
Salaries and employee benefits	2,541	2,306
Occupancy	538	382
Furniture and equipment	319	270
Data processing	286	265
Advertising	107	104
Professional service fees	331	225
Loan and deposit	79	73
Writedowns and losses on other real estate held for sale	—	2
FDIC insurance assessment	85	105
Telephone	82	82
Other	739	497
Total other expenses	5,107	4,311

Income before provision for income taxes	994	1,228
Provision for income taxes	334	415

NET INCOME	660	813

Preferred dividend and accretion of discount	—	137

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$660	$676

INCOME PER COMMON SHARE:
Basic	$.12	$.12
Diluted	$.12	$.12

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013

Net income	$660	$813

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains arising during the period	193	69
Less: reclassification adjustment for gains included in net income	—	—
Net securities gain during the period	193	69
Tax effect	(65)	(23)
Other comprehensive income	128	46

Total comprehensive income	$788	$859

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014			2013
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$—	$65,249	$65,249	$11,000	$61,448	$72,448

Net income for period	—	660	660	—	813	813
Net unrealized gain on securities available for sale	—	128	128	—	46	46
Total comprehensive income	—	788	788	—	859	859
Stock compensation	—	112	112		108	108
Dividend on common stock	—	(276)	(276)	—	(222)	(222)
Repurchase of common stock	—	(143)	(143)		(17)	(17)
Dividend on preferred stock	—	—	—	—	(137)	(137)
Balance, end of period	$—	$65,730	$65,730	$11,000	$62,039	$73,039

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash Flows from Operating Activities:
Net income	$660	$813
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	391	416
Provision for loan losses	183	375
Deferred income taxes, net	334	415
(Gain) on sale of loans sold to secondary market	(81)	(239)
Origination of loans held for sale in secondary market	(4,987)	(16,722)
Proceeds from sale of loans in the secondary market	5,068	16,961
Loss on sale of premises, equipment, and other real estate held for sale	29	2
Stock compensation	112	108
Change in other assets	43	(302)
Change in other liabilities	(100)	(354)
Net cash provided by operating activities	1,652	1,473

Cash Flows from Investing Activities:
Net (increase) in loans	(2,272)	(6,110)
Purchase of securities available for sale	(3,027)	(4,974)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	149	164
Capital expenditures	(499)	(250)
Proceeds from sale of premises, equipment, and other real estate	537	34
Net cash (used in) investing activities	(5,112)	(11,136)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	9,411	(9,321)
Net increase in fed funds purchased	—	5,000
Net increase in borrowings	1,000	—
Repurchase of common stock	(143)	(17)
Dividend on common stock	(276)	(222)
Dividend on preferred stock	—	(137)
Net cash provided by (used in) financing activities	9,992	(4,697)

Net increase (decrease) in cash and cash equivalents	6,532	(14,360)
Cash and cash equivalents at beginning of period	18,219	26,961

Cash and cash equivalents at end of period	$24,751	$12,601

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,001	$603
Income taxes	25	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	282	649
(net of adjustments made through the allowance for loan losses)

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Stock Compensation Plans

On May 22, 2012, the Company’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.  Awards are made at the discretion of management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four —year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013, the Corporation issued 37,125 shares of its common stock for vested RSUs.  As of March 31, 2014, RSUs totaling 164,149 were unvested and unrecognized compensation expense, was $1.347 million.

The Corporation also has three various stock compensation plans which are now expired.  One plan was approved during 2000 and applied to officers, employees, and nonemployee directors.  This plan was amended as a part of the December 2004 stock offering and recapitalization.  The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587.   The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997.  A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under these plans.  Options under all of the plans were granted at the discretion of a committee of the Corporation’s Board of Directors.  Options to purchase shares of the Corporation’s stock were granted at a price equal to the market price of the stock at the date of grant.  The committee determined the vesting of the options when they were granted as established under the plan.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2014 and 2013 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2014	2013
(Numerator):
Net income	$660	$813
Preferred stock dividends and accretion of discount	—	137
Net income available to common shareholders	$660	$676
(Denominator):
Weighted average shares outstanding - basic	5,530,908	5,559,570
Effect of dilutive stock options and vesting of restricted stock units	20,901	—
Weighted average shares outstanding - diluted	5,551,809	5,559,570
Income per common share:
Basic	$.12	$.12
Diluted	$.12	$.12

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2014, December 31, 2013 and March 31, 2013 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2014

US Agencies	$17,745	$40	$(287)	$17,498
Corporate Bonds	15,776	201	—	15,977
US Agencies - MBS	6,938	278	—	7,216
Obligations of states and political subdivisions	6,431	292	(3)	6,720

Total securities available for sale	$46,890	$811	$(290)	$47,411

December 31, 2013

US Agencies	$15,227	$—	$(372)	$14,855
Corporate Bonds	15,862	218	(1)	16,079
US Agencies - MBS	7,078	281	—	7,359
Obligations of states and political subdivisions	5,893	202	—	6,095

Total securities available for sale	$44,060	$701	$(373)	$44,388

March 31, 2013

US Agencies	$15,206	$116	$(2)	$15,320
Corporate Bonds	18,660	271	(3)	18,928
US Agencies - MBS	7,797	414	—	8,211
Obligations of states and political subdivisions	5,424	674	(1)	6,097

Total securities available for sale	$47,087	$1,475	$(6)	$48,556

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $4.599 million and $4.758 million, respectively, at March 31, 2014.

4.                                      LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013

Commercial real estate	$267,153	$268,809	$246,207
Commercial, financial, and agricultural	83,461	79,655	82,530
One to four family residential real estate	104,376	103,768	89,629
Construction :
Consumer	6,383	6,895	7,587
Commerical	10,685	10,904	16,295
Consumer	13,804	13,801	11,803

Total loans	$485,862	$483,832	$454,051

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

An analysis of the allowance for loan losses for the three months ended March 31, 2014, the year ended December 31, 2013, and the three months ended March 31, 2013 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013

Balance at beginning of period	$4,661	$5,218	$5,218
Recoveries on loans previously charged off	121	200	24
Loans charged off	(82)	(2,432)	(580)
Provision	183	1,675	375

Balance at end of period	$4,883	$4,661	$5,037

In the first quarter of 2014 net recovery activity was $39,000, compared to net charge-offs of $.566 million, or .50% of average loans, in the same period in 2013.   In the first quarter of 2014, the Corporation recorded a provision for loan loss of $.183 million, compared to $.375 million in the first quarter of 2013.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2014 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661
Charge-offs	(1)	(62)	—	(3)	—	(16)	—	(82)
Recoveries	54	44	3	6	—	14	—	121
Provision	(146)	212	(42)	(128)	(9)	(32)	328	183
Ending balance ALLR	$1,756	$1,572	$41	$391	$16	$114	$993	$4,883

Loans:
Ending balance	$267,153	$83,461	$10,685	$104,376	$6,383	$13,804	$—	$485,862
Ending balance ALLR	(1,756)	(1,572)	(41)	(391)	(16)	(114)	(993)	(4,883)
Net loans	$265,397	$81,889	$10,644	$103,985	$6,367	$13,690	$(993)	$480,979

Ending balance ALLR:
Individually evaluated	$189	$1,111	$—	$98	$—	$8	$—	$1,406
Collectively evaluated	1,567	461	41	293	16	106	993	3,477
Total	$1,756	$1,572	$41	$391	$16	$114	$993	$4,883

Ending balance Loans:
Individually evaluated	$610	$1,748	$—	$513	$—	$25	$—	$2,896
Collectively evaluated	266,543	81,713	10,685	103,863	6,383	13,779	—	482,966
Total	$267,153	$83,461	$10,685	$104,376	$6,383	$13,804	$—	$485,862

Impaired loans, by definition, are individually evaluated.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	5,218
Charge-offs	(1,539)	(632)	—	(141)	—	(120)	—	(2,432)
Recoveries	92	56	2	26	2	22	—	200
Provision	29	1,262	(47)	(349)	23	246	511	1,675
Unallocated assignment	—	—	—	—	—	—	—	—
Ending balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661

Loans:
Ending balance	$268,809	$79,655	$10,904	$103,768	$6,895	$13,801	$—	$483,832
Ending balance ALLR	(1,849)	(1,378)	(80)	(516)	(25)	(148)	(665)	(4,661)
Net loans	$266,960	$78,277	$10,824	$103,252	$6,870	$13,653	$(665)	$479,171

Ending balance ALLR:
Individually evaluated	99	891	—	103	—	18	—	1,111
Collectively evaluated	1,750	487	80	413	25	130	665	3,550
Total	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661

Ending balance Loans:
Individually evaluated	$649	$1,830	$—	$385	$—	$42	$—	$2,906
Collectively evaluated	268,160	77,825	10,904	103,383	6,895	13,759	—	480,926
Total	$268,809	$79,655	$10,904	$103,768	$6,895	$13,801	$—	$483,832

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218
Charge-offs	(435)	(72)	—	(7)	—	(66)	—	(580)
Recoveries	12	3	1	5	—	3	—	24
Provision	120	224	(8)	12	—	76	(49)	375
Unallocated assignment	—	—	—	—	—	—	—	—
Ending balance ALLR	$2,964	$847	$118	$990	$—	$13	$105	$5,037

Loans:
Ending balance	$246,207	$82,530	$16,295	$89,629	$7,587	$11,803	$—	$454,051
Ending balance ALLR	(294)	(847)	(118)	(990)	—	(13)	(105)	(5,037)
Net loans	$245,913	$81,683	$16,177	$88,639	$7,587	$11,790	$(105)	$449,014

Ending balance ALLR:
Individually evaluated	$1,428	$321	$10	$150	$—	$13	$—	$1,922
Collectively evaluated	1,536	526	108	840	—	—	105	3,115
Total	$2,964	$847	$118	$990	$—	$13	$105	$5,037

Ending balance Loans:
Individually evaluated	$21,836	$6,097	$975	$477	$—	$13	$—	$29,398
Collectively evaluated	224,371	76,433	15,320	89,152	7,587	11,790	—	424,653
Total	$246,207	$82,530	$16,295	$89,629	$7,587	$11,803	$—	$454,051

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

Strong (1)

Borrower is not vulnerable to sudden economic or technological changes.  They have “strong” balance sheets and are within an industry that is very typical for our markets or type of lending culture.  Borrowers also have “strong” financial and cash flow performance and excellent collateral (low loan to value or readily available to liquidate collateral) in conjunction with an impeccable repayment history.

Good (2)

Borrower shows limited vulnerability to sudden economic change.  These borrowers have “above average” financial and cash flow performance and a very good repayment history.  The balance sheet of the company is also very good as compared to peer and the company is in an industry that is familiar to our markets or our type of lending.  The collateral securing the deal is also very good in terms of its type, loan to value, etc.

Average (3)

Borrower is typically a well-seasoned business, however may be susceptible to unfavorable changes in the economy, and could be somewhat affected by seasonal factors.  The borrowers within this category exhibit financial and cash flow performance that appear “average” to “slightly above average” when compared to peer standards and they show an adequate payment history.  Collateral securing this type of credit is good, exhibiting above average loan to values, etc.

Acceptable/Acceptable Watch (4)

A borrower within this category exhibits financial and cash flow performance that appear adequate and satisfactory when compared to peer standards and they show a satisfactory payment history.  The collateral securing the request is within supervisory limits and overall is acceptable.  Borrowers rated acceptable could also be newer businesses that are typically susceptible to unfavorable changes in the economy, and more than likely could be affected by seasonal factors.

Special Mention (5)

The borrower may have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Special mention assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Examples of this type of credit include a start-up company fully based on projections, a documentation issue that needs to be corrected or a general market condition that the borrower is working through to get corrected.

Substandard (6)

Substandard loans are classified assets exhibiting a number of well-defined weaknesses that jeopardize normal repayment.  The assets are no longer adequately protected due to declining net worth, lack of earning capacity, or insufficient collateral offering the distinct possibility of the loss of a portion of the loan principal.  Loans classified as substandard clearly represent troubled and deteriorating credit situations requiring constant supervision.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

Doubtful (7)

Loans in this category exhibit the same, if not more pronounced weaknesses used to describe the substandard credit.  Loans are frozen with collection improbable.  Such loans are not yet rated as Charge-off because certain actions may yet occur which would salvage the loan.

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

Commercial construction loans in the amount of $3.323 million, $2.951 million and $3.317 million for the periods ended March 31, 2014, December 31, 2013 and March 31, 2013, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of March 31, 2014 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,039	$24,678	$117,113	$120,167	$—	$2,156	$—	$—	$267,153
Commercial, financial and agricultural	3,634	3,388	28,004	45,309	—	3,126	—	—	83,461
Commercial construction	30	463	3,513	2,954	—	402	—	3,323	10,685
One to four family residential real estate	—	3,360	1,246	4,339	—	—	—	95,431	104,376
Consumer construction	—	—	—	—	—	—	—	6,383	6,383
Consumer	—	—	—	25	—	—	—	13,779	13,804

Total loans	$6,703	$31,889	$149,876	$172,794	$—	$5,684	$—	$118,916	$485,862

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

Below is a breakdown of loans by risk category as of December 31, 2013 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$1,502	$23,310	$116,702	$125,010	$—	$2,285	$—	$—	$268,809
Commercial, financial and agricultural	3,741	4,348	27,455	39,070	—	5,041	—	—	79,655
Commercial construction	30	479	2,702	4,340	—	402	—	2,951	10,904
One-to-four family residential real estate	251	3,074	1,275	4,482	—	710	—	93,976	103,768
Consumer construction	—	—	—	—	—	—	—	6,895	6,895
Consumer	10	—	37	43	—	30	—	13,681	13,801

Total loans	$5,534	$31,211	$148,171	$172,945	$—	$8,468	$—	$117,503	$483,832

Below is a breakdown of loans by risk category as of March 31, 2013 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$5,541	$21,220	$85,101	$112,846	$16,529	$4,781	$189	$—	$246,207
Commercial, financial and agricultural	5,004	4,613	23,156	43,719	4,080	1,958	—	—	82,530
Commercial construction	—	740	5,392	5,687	757	402	—	3,317	16,295
One to four family residential real estate	—	1,961	3,109	4,667	—	534	—	79,358	89,629
Consumer construction	—	—	—	—	—	—	—	7,587	7,587
Consumer	—	177	50	370	—	—	—	11,206	11,803

Total loans	$10,545	$28,711	$116,808	$167,289	$21,366	$7,675	$189	$101,468	$454,051

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three months ended March 31, 2014.  Interest income that would have been recognized during this period was $.024 million.  For the three months ended March 31, 2013, the income that would have been recorded was $.058 million.

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2014

With no valuation reserve:
Commercial real estate	$279	$—	$322	$—	$—	$4
Commercial, financial and agricultural	142	—	183	—	—	2
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	67	—	235	—	—	3
Consumer construction	—	—	—	—	—	—
Consumer	—	—	9	—	—	—

With a valuation reserve:
Commercial real estate	$176	$—	$176	$104	$—	$4
Commercial, financial and agricultural	588	—	597	271	—	7
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	232	—	215	44	—	4
Consumer construction	—	—	—	—	—	—
Consumer	7	—	8	1	—	—

Total:
Commercial real estate	$455	$—	$498	$104	$—	$8
Commercial, financial and agricultural	730	—	780	271	—	9
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	299	—	450	44	—	7
Consumer construction	—	—	—	—	—	—
Consumer	7	—	17	1	—	—
Total	$1,491	$—	$1,745	$420	$—	$24

December 31, 2013

With no valuation reserve:
Commercial real estate	$513	$—	$3,045	$—	$—	$153
Commercial, financial and agricultural	59	—	505	—	—	13
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	361	—	625	—	—	16
Consumer construction	—	—	—	—	—	—
Consumer	—	—	2	—	—	—

With a valuation reserve:
Commercial real estate	$59	$—	$71	$14	$—	$5
Commercial, financial and agricultural	752	—	834	265	—	18
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	250	—	261	78	—	20
Consumer construction	—	—	—	—	—	—
Consumer	30	—	30	13	—	—

Total:
Commercial real estate	$572	$—	$3,116	$14	$—	$158
Commercial, financial and agricultural	811	—	1,339	265	—	31
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	611	—	886	78	—	36
Consumer construction	—	—	—	—	—	—
Consumer	30	—	32	13	—	—
Total	$2,024	$—	$5,999	$370	$—	$228

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2013

With no valuation reserve:
Commercial real estate	$738	$—	$846	$—	$—	$12
Commercial, financial and agricultural	316	—	306	—	—	3
Commercial construction	—	—	482	—	—	3
One to four family residential real estate	112	—	155	—	—	2
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,225	$—	$2,269	$1,112	$—	$30
Commercial, financial and agricultural	108	—	109	35	—	2
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	334	—	315	129	—	6
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$2,963	$—	$3,115	$1,112	$—	$42
Commercial, financial and agricultural	424	—	415	35	—	5
Commercial construction	—	—	482	—	—	3
One to four family residential real estate	446	—	470	129	—	8
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—
Total	$3,833	$—	$4,482	$1,276	$—	$58

A summary of past due loans at March 31, 2014, December 31, 2013 and March 31, 2013 is as follows (dollars in thousands):

	March 31,			December 31,			March 31,
	2014			2013			2013
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$729	$455	$1,184	$—	$572	$572	$385	$2,963	$3,348
Commercial, financial and agricultural	18	730	748	4	811	815	186	424	610
Commercial construction	—	—	—	20	—	20	24	—	24
One to four family residential real estate	471	299	770	201	611	812	101	446	547
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	18	7	25	14	30	44	13	—	13

Total past due loans	$1,236	$1,491	$2,727	$239	$2,024	$2,263	$709	$3,833	$4,542

A roll-forward of nonaccrual activity for the three months ended March 31, 2014 (dollars in thousands):

	For the Three Months Ended March 31, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(99)	(18)	—	(7)	—	(4)	(128)
Charge-offs	—	(53)	—	(3)	—	(19)	(75)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(26)	—	—	(257)	—	—	(283)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	—	—	82	—	—	82
Other	8	—	—	—	—	—	8

Ending balance	$455	$730	$—	$299	$—	$7	$1,491

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS (Continued)

A roll-forward of nonaccrual activity during the year ended December 31, 2013 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(1,478)	(319)	(100)	(88)	—	(2)	(1,987)
Charge-offs	(1,304)	(616)	—	(141)	—	(4)	(2,065)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(208)	(37)	(580)	(107)	—	—	(932)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	443	1,346	—	434	—	36	2,259
Other	48	1	5	8	—	—	62

Ending balance	$572	$811	$—	$611	$—	$30	$2,024

A roll-forward of nonaccrual activity for the three months ended March 31, 2013 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(117)	(2)	(100)	(49)	—	—	(268)
Charge-offs	(329)	(72)	—	(7)	—	—	(408)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	(580)	(69)	—	—	(649)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	317	62	—	62	—	—	441
Other	21	—	5	4	—	—	30

Ending balance	$2,963	$424	$—	$446	$—	$—	$3,833

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.     LOANS (Continued)

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	Three Months Ended		Year Ended		Three Months Ended
	March 31,		December 31,		March 31,
	2014		2013		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	—	$—	—	$—
Commercial, financial and agricultural	—	—	1	528	1	953
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	—	$—	1	$528	1	$953

A roll-forward of troubled debt restructuring during the period ended March 31, 2014 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,520	$1,186	$858	$99	$—	$5,663

Principal payments	(2,511)	—	—	(3)	—	(2,514)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfer from nonaccrual	—	—	—	91	—	91
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$1,009	$1,186	$858	$187	$—	$3,240

NONACCRUAL

Beginning balance	$—	$523	$—	$91	$—	$614

Principal payments	—	(15)	—	—	—	(15)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfer to accruing	—	—	—	(91)	—	(91)
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$508	$—	$—	$—	$508

TOTALS

Beginning balance	$3,520	$1,709	$858	$190	$—	$6,277

Principal payments	(2,511)	(15)	—	(3)	—	(2,529)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers from nonaccrual	—	—	—	91	—	91
Transfers to accruing	—	—	—	(91)	—	(91)

Ending Balance	$1,009	$1,694	$858	$187	$—	$3,748

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended December 31, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,611	$1,221	$858	$102	$—	$5,792

Principal payments	(91)	(460)	—	(3)	—	(554)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	953	—	—	—	953
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	(528)	—	—	—	(528)

Ending Balance	$3,520	$1,186	$858	$99	$—	$5,663

NONACCRUAL

Beginning balance	$2,162	$—	$—	$102	$—	$2,264

Principal payments	(1,376)	(5)	—	(15)	—	(1,396)
Charge-offs	(793)	—	—	—	—	(793)
Advances	—	—	—	—	—	—
New restructured	7	528	—	4	—	539
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$523	$—	$91	$—	$614

TOTALS

Beginning balance	$5,773	$1,221	$858	$204	$—	$8,056

Principal payments	(1,467)	(465)	—	(18)	—	(1,950)
Charge-offs	(793)	—	—	—	—	(793)
Advances	—	—	—	—	—	—
New restructured	7	1,481	—	4	—	1,492
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	(528)	—	—	—	(528)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$3,520	$1,709	$858	$190	$—	$6,277

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended March 31, 2013 (dollars in thousands):

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

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013

Loans outstanding, beginning of period	$9,043	$11,297	$11,297
New loans	—	496	25
Net activity on revolving lines of credit	760	(266)	(24)
Repayment	(1,436)	(2,484)	(405)

Loans outstanding, end of period	$8,367	$9,043	$10,893

There were no loans to related parties classified substandard as of March 31, 2014, December 31, 2013 or March 31, 2013.  In addition to the outstanding balances above, there were unfunded commitments of $1.155 million to related parties at March 31, 2014.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2014, the Corporation had obligations to service approximately $135 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 10.13% and a discount rate of 8.16% for March 31, 2014.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2014	2013	2013

Balance at beginning of period	$1,129	$638	$638
Additions from loans sold with servicing retained	—	675	75
Amortization	(72)	(184)	(38)

Balance at end of period	$1,057	$1,129	$675

6.              BORROWINGS

Borrowings consist of the following at March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013

Federal Home Loan Bank fixed rate advances at March 31, 2014 with a weighted average rate of 1.82% maturing in 2014, 2016 and 2018	$35,000	$35,000	$35,000

Correspondent bank line of credit	—	2,000	—

Correspondent bank term note, current floor rate of 4%, maturing March 22, 2017	3,000	—	—

USDA Rural Development, fixed-rate note payable, maturing
August 24, 2024, interest payable at 1%	852	852	925

	$38,852	$37,852	$35,925

The Federal Home Loan Bank borrowings are collateralized at March 31, 2014 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $40.358 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $4.524 million and $4.683 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2014.

The USDA Rural Development borrowing is collateralized by loans totaling $.133 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.873 million, and guaranteed by the Corporation.

The correspondent bank borrowing relationship consists of a line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on March 22, 2015.  The term note bears the same interest and matures on March 22, 2017.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     STOCK COMPENSATION PLANS

On May 22, 2012, the Company’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of the RSUs issued in August 2012, various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four—year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013, the Corporation issued 37,125 shares of its common stock for vested RSUs.  As of March 31, 2014, RSUs totaling 164,149 were unvested and unrecognized compensation expense, was $1.347 million.

The Corporation also has three various stock compensation plans which are now expired.  One plan was approved during 2000 and applied to officers, employees, and nonemployee directors.  This plan was amended as a part of the December 2004 stock offering and recapitalization.  The amendment, approved by shareholders, increased the shares available under this plan by 428,587 shares from the original 25,000 (adjusted for the 1:20 reverse stock split), to a total authorized share balance of 453,587.  The other two plans, one for officers and employees and the other for nonemployee directors, were approved in 1997.  A total of 30,000 shares (adjusted for the 1:20 split), were made available for grant under these plans.  Options under all of the plans were granted at the discretion of a committee of the Corporation’s Board of Directors.  Options to purchase shares of the Corporation’s stock were granted at a price equal to the market price of the stock at the date of grant.  The committee determined the vesting of the options when they were granted as established under the plan.

A summary of stock option transactions for the three months ended March 31, 2014 and 2013, and the year ended December 31, 2014, is as follows:

	March 31,	December 31,	March 31,
	2014	2013	2013

Outstanding shares at beginning of year	237,152	242,152	242,152
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(5,000)	—

Outstanding shares at end of period	237,152	237,152	242,152

Exercisable shares at end of period	124,861	124,861	126,361

Weighted average exercise price per share at end of period	$9.88	$9.88	$9.88

Shares available for grant at end of period	—	—	—

There were no options granted in the first three months of 2014 and 2013.

Following is a summary of the options outstanding and exercisable at March 31, 2014:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$9.75	217,152	120,861	96,291.73
$10.65	10,000	2,000	8,000	1.29
$12.00	10,000	2,000	8,000	2.71

	237,152	124,861	112,291.84

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     STOCK COMPENSATION PLANS (Continued)

Options issued since the Corporation’s recapitalization in December of 2004 call for 20% immediate vesting upon issue and subsequent vesting to occur over a two to five year period, based upon the market value appreciation of the underlying Corporation’s stock.  Compensation related to these options was expensed based upon the vesting period without consideration given to market value appreciation.  There are no future compensation expenses related to existing option programs.

8.     INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.2 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $12.8 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $9.533 million at March 31, 2014, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of March 31, 2014 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

The following table presents information for financial instruments at March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

		March 31, 2014		December 31, 2013		March 31, 2013
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$24,751	$24,751	$18,219	$18,219	$12,601	$12,601
Interest-bearing deposits	Level 2	10	10	10	10	10	10
Securities available for sale	Level 2	47,411	47,411	44,388	44,388	48,556	48,556
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 3	480,979	481,101	479,171	479,538	449,014	443,522
Accrued interest receivable	Level 3	1,468	1,468	1,351	1,351	1,709	1,709

Total financial assets		$557,679	$557,801	$546,199	$546,566	$514,950	$509,458

Financial liabilities:
Deposits	Level 2	$475,710	$474,958	$466,299	$465,431	$425,236	$424,867
Borrowings	Level 2	38,852	38,604	37,852	37,487	40,925	40,400
Accrued interest payable	Level 3	190	190	182	182	219	219

Total financial liabilties		$514,752	$513,752	$504,333	$503,100	$466,380	$465,486

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.   FAIR VALUE MEASUREMENTS (Continued)

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2014, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2014 and March 31, 2013 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of March 31, 2014, December 31, 2013 or March 31, 2013.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2014	(Level 1)	(Level 2)	(Level 3)	March 31, 2014
Assets

Impaired loans	$1,491	$—	$—	$1,491	$77
Other real estate owned	2,166	—	—	2,166	—
					$77

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets

Impaired loans	$2,024	$—	$—	$2,024	$2,075
Other real estate owned	1,884	—	—	1,884	265

					$2,340

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

10.  SHAREHOLDERS’ EQUITY

In August 2012 the Corporation consummated the previously announced $7.000 million rights offering and the investment by Steinhardt Capital Investors, LLLP (“SCI”) by issuing 2,140,123 shares of common stock for net proceeds of $11.506 million.  Also, in August 2012, the Corporation exited the TARP Capital Purchase Program (“CPP”) when the Corporation’s 11,000 Series A Preferred Shares, issued in April, 2009 to the U.S. Treasury, were publically offered and sold.  The Corporation repurchased the 379,310 of Common Stock Warrants issued to the U.S. Treasury under the CPP in December, 2012 for $1.3 million. During 2013, the Corporation redeemed all of the outstanding Series A Preferred Shares.

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 55,594 shares in 2013 and 13,700 share in the first quarter of 2014.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013 and an additional $600,000 on December 17, 2013.  Neither of these authorizations has an expiration date.

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

	March 31,	December 31,	March 31,
	2014	2013	2013
Commitments to extend credit:
Variable rate	$40,704	$36,039	$41,978
Fixed rate	14,377	15,070	17,015
Standby letters of credit - Variable rate	5,396	5,077	2,894
Credit card commitments - Fixed rate	3,279	3,152	3,078

	$63,756	$59,338	$64,965

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2014 represents $97.153 million, or 26.89% compared to $94.828 million, or 27.48%, of the commercial loan portfolio on March 31, 2013.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2014, net deferred tax assets are approximately $9.533 million.  If an additional valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2013.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL OVERVIEW

The Corporation recorded a first quarter 2014 net income available to common shareholders of $.660 million or $.12 per share compared to net income of $.676 million, or $.12 per share for the first quarter of 2013.  Operating results for the first quarter of 2014 included a provision for loan losses of $.183 million compared to $.375 million for the same period of 2013.

Weighted average shares outstanding totaled 5,530,908 for the first quarter of 2014 and 5,559,570 for the same period in 2013.

The net interest margin for the first quarter of 2014 increased to $5.593 million, or 4.25%, compared to $5.156 million, of 4.18% in the first quarter of 2013.

Total assets of the Corporation at March 31, 2014 were $583.592 million, up by $41.696 million, or 7.69% from the $541.896 million in total assets reported at March 31, 2013 and up by $10.792 million, or 1.88%, from total assets of $572.800 million at year-end 2013.  The loan portfolio increased $2.030 million in the first quarter of 2014, from December 31, 2013 balances of $483.832 million.  Deposits totaled $475.710 million at March 31, 2014, an increase of $9.411 million from the $466.299 million at December 31, 2013.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $6.532 million during the first quarter of 2014.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $3.023 million, or 6.81%, from December 31, 2013 to March 31, 2014, with the balance on March 31, 2014, totaling $47.411 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of March 31, 2014, investment securities with an estimated fair value of $4.758 million were pledged.

Loans

Through the first quarter of 2014, loan balances increased by $2.030 million, or .42%, from December 31, 2013 balances of $483.832 million.  During the first three months of 2014, the Bank had total loan production of $31.166 million, which included $4.987 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, totaling $30.535 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.282 million.

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

Following is a summary of the loan portfolio at March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2014	Total	2013	Total	2013	Total

Commercial real estate	$267,153	54.99%	$268,809	55.56%	$246,207	54.22%
Commercial, financial, and agricultural	83,461	17.18	79,655	16.46	82,530	18.18
One to four family residential real estate	104,376	21.48	103,768	21.45	89,629	19.74
Construction:
Consumer	6,383	1.31	6,895	1.43	7,587	1.67
Commercial	10,685	2.20	10,904	2.25	16,295	3.59
Consumer	13,804	2.84	13,801	2.85	11,803	2.60
Total loans	$485,862	100.00%	$483,832	100.00%	$454,051	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2014, December 31, 2013 and March 31, 2013 (dollars in thousands):

	March 31, 2014			December 31, 2013			March 31, 2013
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$97,153	26.89%	147.81%	$100,333	27.92%	153.77%	$94,828	27.48%	129.83%
Hospitality and tourism	44,243	12.24	67.31	45,360	12.62	69.01	42,733	12.39	58.51
Lessors of nonresidential buildings	13,649	3.78	20.77	14,191	3.95	21.75	13,162	3.81	18.02
Gasoline stations and convenience stores	11,980	3.32	18.23	11,534	3.21	17.68	11,201	3.25	15.33
Commercial construction	10,685	2.96	16.26	10,904	3.03	16.71	16,295	4.72	22.31
Insurance agencies and brokerages	10,331	2.86	15.72	10,097	2.81	15.47	11,854	3.44	16.23
Other	173,258	47.95	263.59	166,949	46.46	255.86	154,959	44.91	212.16

Total Commercial Loans	$361,299	100.00%		$359,368	100.00%		$345,032	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2014.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2014, our residential loan portfolio totaled $110.759 million, or 22.80% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $1.526 million at the end of December 31, 2013 to $1.514 million at March 31, 2014.  The Corporation has elected to reduce its tax-exempt portfolio, since it provides no current tax benefit, due to tax net operating loss carryforwards.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net recoveries for the three months ended March 31, 2014 amounted to $39,000, compared to $.566 million, or .50% of average loans outstanding, for the same period in 2013.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013
Nonperforming Assets:
Nonaccrual Loans	$983	$1,410	$3,833
Loans past due 90 days or more	—	—	—
Restructured loans	508	614	—
Total nonperforming loans	1,491	2,024	3,833
Other real estate owned	2,166	1,884	3,825
Total nonperforming assets	$3,657	$3,908	$7,658
Nonperforming loans as a % of loans	.31%	.42%	.84%
Nonperforming assets as a % of assets	.63%	.68%	1.41%
Reserve for Loan Losses:
At period end	$4,883	$4,661	$5,037
As a % of loans	1.01%	.96%	1.11%
As a % of nonperforming loans	327.50%	230.29%	131.41%
As a % of nonaccrual loans	497.74%	330.27%	131.41%
Texas ratio*	5.18%	5.59%	9.90%

*calculated by taking total nonperforming assets divided by total tangible equity plus reserve for loan losses

Nonperforming assets at $3.657 million have been reduced in 2014 by $.251 million from the $3.908 million at 2013 year end.  This reduction in nonperforming assets reflects management’s continued efforts in the remediation of problem credits and disposition of OREO properties.  The current low level of nonperforming assets is also representative of the overall quality of the Corporation’s loan portfolio.

The following provides additional information relative to the Corporation’s credit quality:

	At Period End
	March 31, 2014	December 31, 2013	March 31, 2013

Total loans, at period end	$485,862	$483,832	$454,051
Average loans for the period	$486,354	$462,500	$449,065

	For the Period Ended
	Three Months Ended		Twelve Months Ended	Three Months Ended
	March 31, 2014		December 31, 2013	March 31, 2013

Net charge-offs during the period	$(39)		$2,232	$556
Net charge-offs to average loans	N/M	%	.48%	.50%
Net charge-offs to beginning allowance balance	N/M	%	42.78%	10.66%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2014, the Corporation will again utilize a consultant for loan review.

As of March 31, 2014, the allowance for loan losses represented 1.01% of total loans.  At March 31, 2014, the allowance included specific reserves in the amount of $1.406 million, as compared to $1.111 million at December 31, 2013 and $1.922 million at March 31, 2013.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2014	December 31, 2013	March 31, 2013

Balance at beginning of period	$1,884	$3,212	$3,212
Other real estate transferred from loans due to foreclosure	282	932	649
Other real estate sold	—	(1,996)	(34)
Writedowns on other real estate held for sale	—	(231)	—
Loss on sale of other real estate held for sale	—	(33)	(2)

Balance at end of period	$2,166	$1,884	$3,825

During the first quarter of 2014, the Corporation received real estate in lieu of loan payments of $.282 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first quarter of 2014.  Total deposits increased by $9.411 million, or 2.02%, in the first quarter of 2014.  The increase in deposits for the first quarter of 2014 is composed of an increase in noncore deposits of $.158 million and an increase in core deposits of $9.253 million.  In recent years, the Corporation strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  In an effort to stem some runoff from core deposit CDs, management recently increased some offering rates on CD products.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2014	% of Total	2013	% of Total	2013	% of Total

Noninterest bearing	$68,027	14.30%	$72,936	15.64%	$57,547	13.53%
NOW, money market, checking	148,023	31.12	149,123	31.98	161,445	37.97
Savings	14,425	3.03	13,039	2.80	13,273	3.12
Certificates of Deposit <$100,000	154,371	32.45	140,495	30.13	130,646	30.72
Total core deposits	384,846	80.90	375,593	80.55	362,911	85.34

Certificates of Deposit >$100,000	23,317	4.90	23,159	4.97	24,619	5.79
Brokered CDs	67,547	14.20	67,547	14.48	37,706	8.87
Total non-core deposits	90,864	19.10	90,706	19.45	62,325	14.66

Total deposits	$475,710	100.00%	$466,299	100.00%	$425,236	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2014, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.21 years and a weighted average rate of 1.79% at March 31, 2014.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has a fixed interest rate of 1% and matures in August 2024.

In addition to the above, the Corporation maintains a relationship with a correspondent bank, which consists of a line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75% with a floor rate of 4.00% and has an initial term that expires on March 22, 2015.  The term note bears the same interest and matures on March 22, 2017.

Shareholders’ Equity

Total shareholders’ equity increased $.481 million from December 31, 2013 to March 31, 2014.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $.660 million, a reduction for dividends on common stock of $.276 million, increases due to stock compensation of $.112 million, an increase in the market value of securities of $.128 million and a decrease due to the repurchase of common stock of $.143 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $.660 million, or $.12 per share, in the first quarter of 2014, compared to $.676 million or $.12 per share for the first quarter of 2013.  The first quarter results include a provision for loan losses of $.183 million. Operating results for the same period in 2013 include a provision for loan losses of $.375 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.608 million, 4.26% of average earning assets, in the first quarter of 2014, compared to $5.174 million, and 4.20% of average earning assets, in the first quarter of 2013.  Margin improvement in 2014 was primarily due to a reduction in funding costs between periods.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2014-2013
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	2014	2013	Variance	Variance	Variance	Variance

Loans (1,2,3)	$486,354	$448,925	$37,429	5.27%	5.36%	$6,315	$5,930	$385	$495	$(101)	$(9)
Taxable securities	43,257	46,704	(3,447)	2.22	2.08	237	240	(3)	(18)	16	(1)
Nontaxable securities (2)	1,505	843	662	4.85	4.81	18	10	8	8	—	—
Federal funds sold	3	3	—	—	—	—	—	—	—	—	—
Other interest-earning assets	3,070	3,070	—	6.21	4.10	47	31	16	—	16	—
Total earning assets	534,189	499,545	34,644	5.02	5.04	6,617	6,211	406	485	(69)	(10)
Reserve for loan losses	(4,852)	(5,086)	234
Cash and due from banks	23,847	18,562	5,285
Fixed Assets	10,288	10,633	(345)
Other Real Estate	2,058	3,294	(1,236)
Other assets	15,186	14,212	974
Total assets	$580,716	$541,160	$39,556

NOW and money market deposits	$116,847	$126,149	$(9,302)	.21%	.25%	$61	$79	$(18)	$(6)	$(13)	$1
Interest checking	33,090	36,071	(2,981)	.18	.31	15	28	(13)	(2)	(12)	1
Savings deposits	13,569	14,997	(1,428)	.09	.11	3	4	(1)	—	(1)	—
CDs <$100,000	151,317	131,641	19,676	1.23	1.64	460	533	(73)	80	(133)	(20)
CDs >$100,000	23,205	24,630	(1,425)	1.40	1.66	80	101	(21)	(6)	(16)	1
Brokered deposits	67,557	37,706	29,851	1.22	1.43	203	133	70	104	(19)	(15)
Borrowings	38,808	35,755	3,053	1.95	1.80	187	159	28	14	13	1
Total interest-bearing liabilities	444,393	406,949	37,444.92		1.03	1,009	1,037	(28)	184	(181)	(31)
Demand deposits	68,366	71,376	(3,010)
Other liabilities	2,495	2,545	(50)
Shareholders’ equity	65,462	60,290	5,172
Total liabilities and shareholders’ equity	$580,716	$541,160	$39,556
Rate spread				4.10%	4.01%
Net interest margin/revenue				4.26%	4.20%	$5,608	$5,174	$434	$301	$112	$21

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first quarter of 2014, the Corporation determined through this analysis that a $.183 million provision for loan loss was required, compared to $.375 required in the first quarter of 2013.  There were net recoveries of $39,000 in the first quarter of 2014 and net charge-offs of $.556 million in the same period of 2013.

Other Income

Other income decreased by $.067 million for the three months ended March 31, 2014, compared to the three months ended March 31, 2013.  Included in first quarter of 2014 is income from loans sold on the secondary market of $.103 million and income from SBA/USDA loan sales of $.382 million, compared to $.299 million for secondary market loans and $.109 million from SBA/USDA loans sales in the first quarter of 2013.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2014	2013	Dollars	Percent

Deposit service fees	$157	$162	$(5)	(3.09)%
Income from secondary market loans sold	103	299	(196)	(65.55)
SBA/USDA loan sale gains	382	109	273	100.00
Mortgage servicing income	13	103	(90)	(87.38)
Other noninterest income	36	85	(49)	(57.65)

Total other income	$691	$758	$(67)	(8.84)%

Other Expense

For the first quarter of 2014, the Corporation recorded other expense of $5.107 million compared to $4.311 million in 2013, an increase of $.796 million.  Included in other expense for the quarter is an increase in salaries and employee benefits of $.235 million, reflective of the compensation packages for the staff up of our asset based lending subsidiary formed in the third quarter of 2013.  We also had increased occupancy costs between periods due primarily to our new branch office in Marquette, which we moved into late in 2013.  Also included in the increase in the first quarter of 2014 were legal costs incurred for the exploration of an acquisition and additional SEC work needed this year.

The following table details other expense for the three months ended March 31, 2014 and 2013 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2014	2013	Dollars	Percentage
Salaries and employee benefits	$2,541	$2,306	$235	10.19%
Occupancy	538	382	156	40.84
Furniture and equipment	319	270	49	18.15
Data processing	286	265	21	7.92
Advertising	107	104	3	2.88
Professional service fees	331	225	106	47.11
Loan and deposit	79	73	6	8.22
Writedowns and losses on other real estate held for sale	—	2	(2)	(100.00)
FDIC insurance premiums	85	105	(20)	(19.05)
Telephone	82	82	—	—
Other	739	497	242	48.69
Total other expense	$5,107	$4,311	$796	18.46%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $19.2 million, and $2.1 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $12.8 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $9.533 million at March 31, 2014, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of March 31, 2014 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $24.751 million in cash and due from balances, negligible federal funds sold and $42.653 million of unpledged investment securities.  Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first quarter of 2014, the Corporation increased cash and cash equivalents by $6.532 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in investing activities, with a net increase in investment securities of $2.878 million and a net increase in loans of $2.272 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At March 31, 2014, the Bank’s core deposits in relation to total funding were 74.79% compared to 77.85% at March 31, 2013.  These ratios indicated at March 31, 2014, that the Bank has increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2014, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets.  Management continually evaluates deposit products offered in order to remain competitive in its goal of increasing core deposits. The Corporation will and has the ability to augment local deposit growth efforts with wholesale CD funding.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of March 31, 2014, the Corporation and Bank were well capitalized.  During the first quarter of 2014, total capitalization increased by $.481 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	March 31,	December 31,	March 31,
	2014	2013	2013

Capital Structure
Shareholders’ equity	$65,730	$65,249	$62,039
Preferred stock	—	—	11,000
Total shareholders’ equity	$65,730	$65,249	$73,039
Total capitalization	$65,730	$65,249	$73,039
Tangible capital	$65,730	$65,249	$72,314

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	1,057	1,129	725
Total intangibles	$1,057	$1,129	$725

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$65,730	$65,249	$73,039
Net unrealized (gains) on available for sale securities	(344)	(216)	(970)
Less: disallowed deferred tax asset	(6,500)	(7,000)	(6,800)
Less: intangibles	(106)	(113)	(73)
Total Tier 1 capital	$58,780	$57,920	$65,196
Tier 2 Capital:
Allowable reserve for loan losses	$4,883	$4,661	$5,037
Qualifying long-term debt	—	—	—
Total Tier 2 capital	4,883	4,661	5,037
Total capital	$63,663	$62,581	$70,233
Risk-adjusted assets	$492,356	$489,407	$466,377

Capital ratios:
Tier 1 Capital to average assets	10.24%	10.31%	12.23%
Tier 1 Capital to risk weighted assets	11.94%	11.83%	13.98%
Total Capital to risk weighted assets	12.93%	12.79%	15.06%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
March 31, 2014	11.26%	11.26%	10.24%	11.94%	12.93%
March 31, 2013	13.48%	13.36%	12.23%	13.98%	15.06%

The Bank:
March 31, 2014	11.13%	11.13%	10.10%	11.76%	12.74%
March 31, 2013	11.24%	11.12%	9.95%	11.37%	12.44%

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

The Corporation has established interest rate floors on approximately $140.756 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $87.245 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $47.722 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $47.411 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $230.475 million of transactional accounts, of which $68.027 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s opportunities at March 31, 2014 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$275,228	$14,526	$68,303	$127,805	$485,862
Securities	8	6,079	28,649	12,675	47,411
Other (1)	13	—	—	3,060	3,073

Total interest-earning assets	275,249	20,605	96,952	143,540	536,346

Interest-bearing obligations:
NOW, money market, savings, interest checking	162,448	—	—	—	162,448
Time deposits	29,008	74,457	74,029	194	177,688
Brokered CDs	2,239	10,605	54,703	—	67,547
Borrowings	—	10,000	28,000	852	38,852

Total interest-bearing obligations	193,695	95,062	156,732	1,046	446,535

Gap	$81,554	$(74,457)	$(59,780)	$142,494	$89,811

Cumulative gap	$81,554	$7,097	$(52,683)	$89,811

(1)      Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2014, the Corporation had a cumulative asset sensitivity gap position of $7.097 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn more net interest income.  Since more assets would reprice at higher rates than liabilities.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would decrease.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2013, the Corporation had a cumulative liability sensitivity gap position of $24.272 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 2.21 years and a weighted average rate of 1.79%.

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

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 15, 2014	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)