Form 10-K/A
period 2013-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2014-07-10
CIK 36506

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K/A

Amendment No. 1

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

Documents Incorporated by Reference:

Portions of the Corporation’s Annual Report to Shareholders for the year ended December 31, 2013, are incorporated by reference into Part II of this Report.

EXPLANATORY NOTE

This amendment No. 1 to Mackinac Financial Corporation’s Annual Report on Form 10-K for the period ended December 31, 2013, filed on March 28, 2014, is being filed solely for the purposes of furnishing a signed Report of Independent Registered Public Accounting Firm in Exhibit 13 in accordance with Rule 2-02 of Regulation S-X.  Exhibit 13 to this report provides the 2013 Annual Report to Shareholders.

This Amendment No. 1 does not reflect any subsequent events occurring after the original filing date of the Form 10-K or modify or update in any way disclosures made in the original filing.

PART II

Item 8. Financial Statements and Supplementary Data

Incorporated by reference to the Corporation’s Consolidated Financial Statements for the years ended December 31, 2013, 2012, and 2011, in the Corporation’s 2013 Annual Report to Shareholders.

PART IV - OTHER INFORMATION

Item 15. Exhibits

(a)

Exhibit Number	Description

*Exhibit 13

2013 Annual Report to Shareholders. This exhibit, except for those portions expressly incorporated by reference in this filing, is furnished for the information of the Securities and Exchange Commission and is not deemed “filed” as part of this filing

*Exhibit 31	Rule 13a-14(a) Certifications

*Exhibit 32.1	Section 1350 Chief Executive Officer Certification

*Exhibit 32.2	Section 1350 Chief Financial Officer Certification

*                 Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)
Date: July 10, 2014	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on July 10, 2014, by the following persons on behalf of the Corporation and in the capacities indicated.

/s/ Paul D. Tobias*	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman, Chief Executive Officer & Director	Ernie R. Krueger — Executive Vice President/Chief Financial Officer
(principal executive officer)	(principal financial and accounting officer)

/s/Walter J. Aspatore*	/s/ Joseph D. Garea*
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney*	/s/Robert H. Orley*
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner*	/s/ L. Brooks Patterson*
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George*	/s/ Randolph C. Paschke*
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt*
David R. Steinhardt — Director

*By:	/s/ Ernie R. Krueger
Ernie R. Krueger, attorney-in-fact