Form 10-Q
period 2014-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2014-08-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

As of June 30, 2014, there were outstanding 5,527,690 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2014 (Unaudited), December 31, 2013 and June 30, 2013 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2014 (Unaudited) and June 30, 2013 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2014 (Unaudited) and June 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2014 (Unaudited) and June 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2014 (Unaudited) and June 30, 2013 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	32

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

Item 6.	Exhibits and Reports on Form 8-K	46

SIGNATURES		47

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2014	2013	2013
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$20,744	$18,216	$26,216
Federal funds sold	2	3	3
Cash and cash equivalents	20,746	18,219	26,219

Interest-bearing deposits in other financial institutions	235	10	10
Securities available for sale	47,374	44,388	47,307
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	374,565	359,368	343,561
Mortgage	113,332	110,663	98,559
Consumer	15,043	13,801	13,435
Total Loans	502,940	483,832	455,555
Allowance for loan losses	(5,097)	(4,661)	(5,177)
Net loans	497,843	479,171	450,378

Premises and equipment	9,790	10,210	10,536
Other real estate held for sale	1,947	1,884	2,481
Deferred tax asset	9,097	9,933	8,367
Other assets	5,777	5,925	5,143

TOTAL ASSETS	$595,869	$572,800	$553,501

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$73,732	$72,936	$64,736
NOW, money market, interest checking	148,242	149,123	146,203
Savings	15,658	13,039	12,229
CDs<$100,000	143,140	140,495	134,767
CDs>$100,000	23,151	23,159	25,091
Brokered	80,093	67,547	64,881
Total deposits	484,016	466,299	447,907

Borrowings	42,087	37,852	35,925
Other liabilities	3,289	3,400	3,149
Total liabilities	529,392	507,551	486,981

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares , none issued and outstanding	—	—	4,000
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 5,527,690; 5,541,390 and 5,557,859 respectively	53,703	53,621	53,934
Retained earnings	12,325	11,412	8,156
Accumulated other comprehensive income	449	216	430

Total shareholders’ equity	66,477	65,249	66,520

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$595,869	$572,800	$553,501

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,373	$6,014	$12,654	$11,903
Tax-exempt	—	28	23	55
Interest on securities:
Taxable	244	241	481	481
Tax-exempt	14	6	27	13
Other interest income	32	32	80	63
Total interest income	6,663	6,321	13,265	12,515

INTEREST EXPENSE:
Deposits	800	886	1,622	1,763
Borrowings	204	166	391	327
Total interest expense	1,004	1,052	2,013	2,090

Net interest income	5,659	5,269	11,252	10,425
Provision for loan losses	191	100	374	475
Net interest income after provision for loan losses	5,468	5,169	10,878	9,950

OTHER INCOME:
Deposit service fees	192	175	349	337
Income from loans sold on the secondary market	139	279	242	578
SBA/USDA loan sale gains	166	554	548	663
Mortgage servicing income	89	182	102	285
Other	64	61	100	146
Total other income	650	1,251	1,341	2,009

OTHER EXPENSE:
Salaries and employee benefits	2,523	2,375	5,064	4,681
Occupancy	546	363	1,084	745
Furniture and equipment	303	255	622	525
Data processing	288	268	574	533
Advertising	123	111	230	215
Professional service fees	276	320	607	545
Loan and deposit	83	45	162	118
Writedowns and losses on other real estate held for sale	14	87	14	89
FDIC insurance assessment	90	95	175	200
Telephone	82	63	164	145
Other	570	541	1,309	1,038
Total other expenses	4,898	4,523	10,005	8,834

Income before provision for income taxes	1,220	1,897	2,214	3,125
Provision for income taxes	414	637	748	1,052

NET INCOME	806	1,260	1,466	2,073

Preferred dividend and accretion of discount	—	63	—	200

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$806	$1,197	$1,466	$1,873

INCOME PER COMMON SHARE:
Basic	$.15	$.22	$.27	$.34
Diluted	$.14	$.22	$.26	$.34

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Net income	$806	$1,260	$1,466	$2,073

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains (losses) arising during the period	150	(832)	345	(763)
Less: reclassification adjustment for gains included in net income	—	15	—	15
Net securities gain (loss) during the period	150	(817)	345	(748)
Tax effect	(45)	277	(112)	254
Other comprehensive income (loss)	105	(540)	233	(494)

Total comprehensive income	$911	$720	$1,699	$1,579

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended			Three Months Ended
	June 30,			June 30,
	2014			2013
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$—	$65,730	$65,730	$11,000	$62,039	$73,039

Net income for period	—	806	806	—	1,260	1,260
Net unrealized gain (loss) on securities available for sale	—	105	105	—	(540)	(540)
Total comprehensive income	—	911	911	—	720	720
Stock compensation	—	113	113	—	75	75
Dividend on common stock	—	(277)	(277)	—	(222)	(222)
Repurchase of common stock	—	—	—	—	(29)	(29)
Redemption of Preferred Series A stock	—	—	—	(7,000)	—	(7,000)
Dividend on preferred stock	—	—	—	—	(63)	(63)
Balance, end of period	$—	$66,477	$66,477	$4,000	$62,520	$66,520

	Six Months Ended			Six Months Ended
	June 30,			June 30,
	2014			2013
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$—	$65,249	$65,249	$11,000	$61,448	$72,448

Net income for period	—	1,466	1,466	—	2,073	2,073
Net unrealized gain (loss) on securities available for sale	—	233	233	—	(494)	(494)
Total comprehensive income	—	1,699	1,699	—	1,579	1,579
Stock compensation	—	225	225	—	183	183
Dividend on common stock	—	(553)	(553)	—	(444)	(444)
Repurchase of common stock	—	(143)	(143)	—	(46)	(46)
Redemption of Preferred Series A stock	—	—	—	(7,000)	—	(7,000)
Dividend on preferred stock	—	—	—	—	(200)	(200)
Balance, end of period	$—	$66,477	$66,477	$4,000	$62,520	$66,520

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$1,466	$2,073
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	751	840
Provision for loan losses	374	475
Deferred income taxes, net	748	1,052
Gain on sales/calls of securities	—	(15)
(Gain) on sale of loans sold to secondary market	(191)	(458)
Origination of loans held for sale in the secondary market	(11,170)	(32,597)
Proceeds from sale of loans in the secondary market	11,361	33,055
Loss (gain) on sale of premises, equipment, and other real estate held for sale	41	(25)
Writedown of other real estate held for sale	2	114
Stock compensation	225	183
Change in other assets	149	72
Change in other liabilities	(111)	99
Net cash provided by operating activities	3,645	4,868

Cash Flows from Investing Activities:
Net increase in loans	(19,354)	(7,600)
Net increase in deposits held at other banks	(225)	—
Purchase of securities available for sale	(3,243)	(4,974)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	504	476
Capital expenditures	(798)	(501)
Proceeds from sale of premises, equipment, and other real estate	742	1,329
Net cash (used in) investing activities	(22,374)	(11,270)

Cash Flows from Financing Activities:
Net increase in deposits	17,717	13,350
Net increase in borrowings	4,235	—
Repurchase of common stock	(143)	(46)
Dividend on common stock	(553)	(444)
Redemption of Preferred Series A	—	(7,000)
Dividend on preferred stock	—	(200)
Net cash provided by financing activities	21,256	5,660

Net increase (decrease) in cash and cash equivalents	2,527	(742)
Cash and cash equivalents at beginning of period	18,219	26,961

Cash and cash equivalents at end of period	$20,746	$26,219

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,009	$1,651
Income taxes	25	99

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	282	687
(net of adjustments made through the allowance for loan losses)

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.    The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four —year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013, the Corporation issued 37,125 shares of its common stock for vested RSUs.  As of June 30, 2014, RSUs totaling 164,149 were unvested and unrecognized compensation expense was $1.270 million.

2.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2017 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2014 and 2013 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
(Numerator):
Net income	$806	$1,260	$1,466	$2,073
Preferred stock dividends and accretion of discount	—	63	—	200
Net income available to common shareholders	$806	$1,197	$1,466	$1,873
(Denominator):
Weighted average shares outstanding - basic	5,527,690	5,556,133	5,529,290	5,557,842
Effect of dilutive stock options and vesting of restricted stock units	90,001	—	55,642	—
Weighted average shares outstanding - diluted	5,617,691	5,556,133	5,584,932	5,557,842
Income per common share:
Basic	$.15	$.22	$.27	$.34
Diluted	$.14	$.22	$.26	$.34

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2014, December 31, 2013 and June 30, 2013 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2014

US Agencies - MBS	$6,598	$253	$—	$6,851
US Agencies	17,755	91	(258)	17,588
Corporate Bonds	15,691	189	—	15,880
Obligations of states and political subdivisions	6,441	400	(2)	6,839
Other	216	—	—	216

Total securities available for sale	$46,701	$933	$(260)	$47,374

December 31, 2013

US Agencies - MBS	$7,078	$281	$—	$7,359
US Agencies	15,227	—	(372)	14,855
Corporate Bonds	15,862	218	(1)	16,079
Obligations of states and political subdivisions	5,893	202	—	6,095

Total securities available for sale	$44,060	$701	$(373)	$44,388

June 30, 2013

US Agencies - MBS	$7,491	$354	$—	$7,845
US Agencies	15,172	74	(341)	14,905
Corporate Bonds	18,557	161	(45)	18,673
Obligations of states and political subdivisions	5,435	450	(1)	5,884

Total securities available for sale	$46,655	$1,039	$(387)	$47,307

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $4.378 million and $4.530 million, respectively, at June 30, 2014.

5.              LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013

Commercial real estate	$274,500	$268,809	$243,363
Commercial, financial, and agricultural	89,515	79,655	84,145
One to four family residential real estate	105,868	103,768	94,254
Construction :
Consumer	7,464	6,895	4,305
Commerical	10,550	10,904	16,053
Consumer	15,043	13,801	13,435

Total loans	$502,940	$483,832	$455,555

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              LOANS (Continued)

An analysis of the allowance for loan losses for the six months ended June 30, 2014, the year ended December 31, 2013, and the six months ended June 30, 2013 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013

Balance at beginning of period	$4,661	$5,218	$5,218
Loans charged off	(115)	(2,432)	(616)
Recoveries on loans previously charged off	177	200	100
Provision	374	1,675	475

Balance at end of period	$5,097	$4,661	$5,177

In the first half of 2014, net recoveries were $62,000, compared to net charge-offs of $.516 million, or .23% of average loans, in the same period in 2013.   In the first half of 2014, the Corporation recorded a provision for loan loss of $.374 million compared to $.475 million in the first half of 2013.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2014 is as follows (dollars in thousands):

		Commercial,		One to four
Three Months Ended June 30, 2014	Commercial	financial and	Commercial	family residential	Consumer
Allowance for loan loss reserve:	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Beginning balance ALLR	$1,756	$1,572	$41	$391	$16	$114	$993	$4,883
Charge-offs	—	(3)	—	(13)	—	(17)	—	(33)
Recoveries	20	15	3	8	—	10	—	56
Provision	(146)	85	(4)	(41)	(1)	4	294	191
Ending balance ALLR	$1,630	$1,669	$40	$345	$15	$111	$1,287	$5,097

Six Months Ended June 30, 2014
Allowance for loan loss reserve:
Beginning balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661
Charge-offs	(1)	(65)	—	(16)	—	(33)	—	(115)
Recoveries	74	59	6	14	—	24	—	177
Provision	(292)	297	(46)	(169)	(10)	(28)	622	374
Ending balance ALLR	$1,630	$1,669	$40	$345	$15	$111	$1,287	$5,097

At June 30,2014
Loans:
Ending balance	$274,500	$89,515	$10,550	$105,868	$7,464	$15,043	$—	$502,940
Ending balance ALLR	(1,630)	(1,669)	(40)	(345)	(15)	(111)	(1,287)	(5,097)
Net loans	$272,870	$87,846	$10,510	$105,523	$7,449	$14,932	$(1,287)	$497,843

Ending balance ALLR:
Individually evaluated	$189	$1,110	$—	$118	$—	$21	$—	$1,438
Collectively evaluated	1,441	559	40	227	15	90	1,287	3,659
Total	$1,630	$1,669	$40	$345	$15	$111	$1,287	$5,097

Ending balance Loans:
Individually evaluated	$609	$1,744	$—	$622	$—	$64	$—	$3,039
Collectively evaluated	273,891	87,771	10,550	105,246	7,464	14,979	—	499,901
Total	$274,500	$89,515	$10,550	$105,868	$7,464	$15,043	$—	$502,940

Impaired loans, by definition, are individually evaluated.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
Allowance for loan loss reserve:	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	5,218
Charge-offs	(1,539)	(632)	—	(141)	—	(120)	—	(2,432)
Recoveries	92	56	2	26	2	22	—	200
Provision	29	1,262	(47)	(349)	23	246	511	1,675
Ending balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661

Loans:
Ending balance	$268,809	$79,655	$10,904	$103,768	$6,895	$13,801	$—	$483,832
Ending balance ALLR	(1,849)	(1,378)	(80)	(516)	(25)	(148)	(665)	(4,661)
Net loans	$266,960	$78,277	$10,824	$103,252	$6,870	$13,653	$(665)	$479,171

Ending balance ALLR:
Individually evaluated	$99	$891	$—	$103	$—	$18	$—	$1,111
Collectively evaluated	1,750	487	80	413	25	130	665	3,550
Total	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661

Ending balance Loans:
Individually evaluated	$649	$1,830	$—	$385	$—	$42	$—	$2,906
Collectively evaluated	268,160	77,825	10,904	103,383	6,895	13,759	—	480,926
Total	$268,809	$79,655	$10,904	$103,768	$6,895	$13,801	$—	$483,832

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2013 is as follows (dollars in thousands):

		Commercial,		One to four
Three Months Ended June 30, 2013	Commercial	financial and	Commercial	family residential	Consumer
Allowance for loan loss reserve:	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Beginning balance ALLR	$2,964	$847	$118	$990	$—	$13	$105	$5,037
Charge-offs	(21)	(4)	—	(6)	—	(5)	—	(36)
Recoveries	29	30	1	6	—	10	—	76
Provision	(311)	217	(22)	(113)	—	(5)	334	100
Ending balance ALLR	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177

Six Months Ended June 30, 2013
Allowance for loan loss reserve:
Beginning balance ALLR	$3,267	$692	$125	$980	$—	$—	$154	$5,218
Charge-offs	(456)	(76)	—	(13)	—	(71)	—	(616)
Recoveries	41	33	2	11	—	13	—	100
Provision	(191)	441	(30)	(101)	—	71	285	475
Ending balance ALLR	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177

At June 30,2013
Loans:
Ending balance	$243,363	$84,145	$16,053	$94,254	$4,305	$13,435	$—	$455,555
Ending balance ALLR	(2,661)	(1,090)	(97)	(877)	—	(13)	(439)	(5,177)
Net loans	$240,702	$83,055	$15,956	$93,377	$4,305	$13,422	$(439)	$450,378

Ending balance ALLR:
Individually evaluated	$1,396	$643	$8	$148	$—	$13	$—	$2,208
Collectively evaluated	1,265	447	89	729	—	—	439	2,969
Total	$2,661	$1,090	$97	$877	$—	$13	$439	$5,177

Ending balance Loans:
Individually evaluated	$14,499	$6,668	$917	$640	$—	$22	$—	$22,746
Collectively evaluated	228,864	77,477	15,136	93,614	4,305	13,413	—	432,809
Total	$243,363	$84,145	$16,053	$94,254	$4,305	$13,435	$—	$455,555

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

Commercial construction loans in the amount of $3.153 million, $2.951 million and $3.394 million for the periods ended June 30, 2014, December 31, 2013 and June 30, 2013, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of June 30, 2014 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$15	$25,065	$121,108	$126,593	$—	$1,719	$—	$—	$274,500
Commercial, financial and agricultural	2,107	4,418	31,875	46,320	—	4,795	—	—	89,515
Commercial construction	—	460	2,919	3,616	—	402	—	3,153	10,550
One to four family residential real estate	—	2,329	1,303	4,344	—	—	—	97,892	105,868
Consumer construction	—	—	—	—	—	—	—	7,464	7,464
Consumer	—	—	20	39	—	—	—	14,984	15,043

Total loans	$2,122	$32,272	$157,225	$180,912	$—	$6,916	$—	$123,493	$502,940

Below is a breakdown of loans by risk category as of December 31, 2013 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$1,502	$23,310	$116,702	$125,010	$—	$2,285	$—	$—	$268,809
Commercial, financial and agricultural	3,741	4,348	27,455	39,070	—	5,041	—	—	79,655
Commercial construction	30	479	2,702	4,340	—	402	—	2,951	10,904
One-to-four family residential real estate	251	3,074	1,275	4,482	—	710	—	93,976	103,768
Consumer construction	—	—	—	—	—	—	—	6,895	6,895
Consumer	10	—	37	43	—	30	—	13,681	13,801

Total loans	$5,534	$31,211	$148,171	$172,945	$—	$8,468	$—	$117,503	$483,832

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

Below is a breakdown of loans by risk category as of June 30, 2013 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,294	$22,319	$86,404	$111,180	$16,446	$4,531	$189	$—	$243,363
Commercial, financial and agricultural	4,997	5,253	21,780	46,214	4,176	1,725	—	—	84,145
Commercial construction	—	723	5,119	5,660	755	402	—	3,394	16,053
One to four family residential real estate	—	1,954	2,465	4,565	—	—	—	85,270	94,254
Consumer construction	—	—	—	—	—	—	—	4,305	4,305
Consumer	—	109	36	470	—	—	—	12,820	13,435

Total loans	$7,291	$30,358	$115,804	$168,089	$21,377	$6,658	$189	$105,789	$455,555

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three and six months ended June 30, 2014.  Interest income that would have been recognized during these periods was $.029 million and $.053 million, respectively.  For the three and six months ended June 30, 2013, the amounts that would have been recognized were $.059 million and $.117 million, respectively.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
June 30, 2014	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis

With no valuation reserve:
Commercial real estate	$278	$—	$279	$304	$—	$—	$4	$—	$8
Commercial, financial and agricultural	82	—	97	140	—	—	2	—	4
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	37	—	38	97	—	—	—	—	3
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	3	6	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$176	$—	$176	$176	$104	$—	$3	$—	$7
Commercial, financial and agricultural	1,726	—	1,157	918	1,110	—	13	—	20
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	346	—	279	299	100	—	7	—	11
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	7	—	7	8	1	—	—	—	—

Total:
Commercial real estate	$454	$—	$455	$480	$104	$—	$7	$—	$15
Commercial, financial and agricultural	1,808	—	1,254	1,058	1,110	—	15	—	24
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	383	—	317	396	100	—	7	—	14
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	7	—	10	14	1	—	—	—	—
Total	$2,652	$—	$2,036	$1,948	$1,315	$—	$29	$—	$53

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

					Interest Income	Interest Income
For the Year Ended:	Nonaccrual	Accrual	Average	Related	Recognized	on
December 31, 2013	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis

With no valuation reserve:
Commercial real estate	$513	$—	$3,045	$—	$—	$153
Commercial, financial and agricultural	59	—	505	—	—	13
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	361	—	625	—	—	16
Consumer construction	—	—	—	—	—	—
Consumer	—	—	2	—	—	—

With a valuation reserve:
Commercial real estate	$59	$—	$71	$14	$—	$5
Commercial, financial and agricultural	752	—	834	265	—	18
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	250	—	261	78	—	20
Consumer construction	—	—	—	—	—	—
Consumer	30	—	30	13	—	—

Total:
Commercial real estate	$572	$—	$3,116	$14	$—	$158
Commercial, financial and agricultural	811	—	1,339	265	—	31
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	611	—	886	78	—	36
Consumer construction	—	—	—	—	—	—
Consumer	30	—	32	13	—	—
Total	$2,024	$—	$5,999	$370	$—	$228

5.    LOANS (Continued)

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
June 30, 2013	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis

With no valuation reserve:
Commercial real estate	$728	$—	$733	$797	$—	$—	$14	$—	$26
Commercial, financial and agricultural	176	—	206	248	—	—	3	—	6
Commercial construction	—	—	—	275	—	—	—	—	3
One to four family residential real estate	94	—	133	165	—	—	3	—	5
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	9	—	2	1	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,329	$—	$2,308	$2,298	$1,240	$—	$30	$—	$60
Commercial, financial and agricultural	341	—	267	199	106	—	4	—	6
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	306	—	303	289	126	—	5	—	11
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$3,057	$—	$3,041	$3,095	$1,240	$—	$44	$—	$86
Commercial, financial and agricultural	517	—	473	447	106	—	7	—	12
Commercial construction	—	—	—	275	—	—	—	—	3
One to four family residential real estate	400	—	436	454	126	—	8	—	16
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	9	—	2	1	—	—	—	—	—
Total	$3,983	$—	$3,952	$4,272	$1,472	$—	$59	$—	$117

A summary of past due loans at June 30, 2014, December 31, 2013 and June 30, 2013 is as follows (dollars in thousands):

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	June 30,			December 31,			June 30,
	2014			2013			2013
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$602	$454	$1,056	$—	$572	$572	$146	$3,057	$3,203
Commercial, financial and agricultural	5	1,808	1,813	4	811	815	92	517	609
Commercial construction	—	—	—	20	—	20	—	—	—
One to four family residential real estate	141	383	524	201	611	812	100	400	500
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	57	7	64	14	30	44	18	9	27

Total past due loans	$805	$2,652	$3,457	$239	$2,024	$2,263	$356	$3,983	$4,339

5.    LOANS (Continued)

A roll-forward of nonperforming loan activity for the three months ended June 30, 2014 (dollars in thousands):

	For the Three Months Ended June 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$455	$730	$—	$299	$—	$7	$1,491

Principal payments	(3)	(63)	—	(14)	—	—	(80)
Charge-offs	—	—	—	—	—	(6)	(6)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—	—
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	1,139	—	89	—	6	1,234
Other	2	2	—	9	—	—	13

Ending balance	$454	$1,808	$—	$383	$—	$7	$2,652

A roll-forward of nonperforming loan activity for the three months ended June 30, 2013 (dollars in thousands):

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

	For the Three Months Ended June 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$2,963	$424	$—	$446	$—	$—	$3,833

Principal payments	(31)	(66)	—	(16)	—	—	(113)
Charge-offs	—	—	—	(6)	—	(4)	(10)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	(38)	—	—	(38)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	126	179	—	14	—	13	332
Other	(1)	(20)	—	—	—	—	(21)

Ending balance	$3,057	$517	$—	$400	$—	$9	$3,983

A roll-forward of nonperforming loan activity for the first six months ended June 30, 2014 (dollars in thousands):

	For the Six Months Ended June 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(102)	(81)	—	(22)	—	(4)	(209)
Charge-offs	—	(53)	—	(3)	—	(25)	(81)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(26)	—	—	(256)	—	—	(282)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,139	—	171	—	6	1,316
Other	10	2	—	9	—	—	21

Ending balance	$454	$1,808	$—	$383	$—	$7	$2,652

5.    LOANS (Continued)

A roll-forward of nonperforming loan activity for the first six months ended June 30, 2013 (dollars in thousands):

	For the Six Months Ended June 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
NONACCRUAL	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(148)	(68)	(100)	(65)	—	—	(381)
Charge-offs	(329)	(72)	—	(13)	—	(4)	(418)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	(580)	(107)	—	—	(687)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	443	241	—	76	—	13	773
Other	20	(20)	5	4	—	—	9

Ending balance	$3,057	$517	$—	$400	$—	$9	$3,983

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

A roll-forward of nonperforming loan activity during the year ended December 31, 2013 (dollars in thousands):

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

5.    LOANS (Continued)

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	June 30,		December 31,		June 30,
	2014		2013		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	—	$—	—	$—
Commercial, financial and agricultural	—	—	1	528	—	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1	89	—	—	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	1	$89	1	$528	—	$—

A roll-forward of troubled debt restructuring during the three months ended June 30, 2014 (dollars in thousands):

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$1,009	$1,186	$858	$187	$—	$3,240

Principal payments	(2)	—	—	—	—	(2)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	(89)	—	(89)

Ending Balance	$1,007	$1,186	$858	$98	$—	$3,149

NONACCRUAL

Beginning balance	$—	$508	$—	$—	$—	$508

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$—	$508	$—	$89	$—	$597

TOTALS

Beginning balance	$1,009	$1,694	$858	$187	$—	$3,748

Principal payments	(2)	—	—	—	—	(2)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	(89)	—	(89)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$1,007	$1,694	$858	$187	$—	$3,746

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the six months ended June 30, 2014 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$3,520	$1,186	$858	$99	$—	$5,663

Principal payments	(2,513)	—	—	(3)	—	(2,516)
Charge-offs	—					—
Advances	—					—
New restructured	—					—
Transferred out of TDRs	—					—
Transfers from accruing	—	—	—	91	—	91
Transfers to nonaccruing	—	—	—	(89)	—	(89)

Ending Balance	$1,007	$1,186	$858	$98	$—	$3,149

NONACCRUAL

Beginning balance	$—	$523	$—	$91	$—	$614

Principal payments	—	(15)	—	—	—	(15)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to accruing	—	—	—	(91)	—	(91)
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$—	$508	$—	$89	$—	$597

TOTALS

Beginning balance	$3,520	$1,709	$858	$190	$—	$6,277

Principal payments	(2,513)	(15)	—	(3)	—	(2,531)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	(89)	—	(89)
Transfers to accruing	—	—	—	89	—	89
Transfer from accruing	—	—	—	—	—	—

Ending Balance	$1,007	$1,694	$858	$187	$—	$3,746

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended December 31, 2013 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
ACCRUING	Real Estate	Agricultural	Construction	real estate	Construction	Total

Beginning balance	$3,611	$1,221	$858	$102	$—	$5,792

Principal payments	(91)	(460)		(3)	—	(554)
Charge-offs	—	—		—	—	—
Advances	—	—		—	—	—
New restructured	—	953		—	—	953
Transferred out of TDR	—	—		—	—	—
Transfers to nonaccrual	—	(528)		—	—	(528)

Ending Balance	$3,520	$1,186	$858	$99	$—	$5,663

NONACCRUAL

Beginning balance	$2,162	$—	$—	$102	$—	$2,264
			—
Principal payments	(1,376)	(5)	—	(15)	—	(1,396)
Charge-offs	(793)	—	—	—	—	(793)
Advances	—	—	—	—	—	—
New restructured	7	528	—	4	—	539
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$523	$—	$91	$—	$614

TOTALS

Beginning balance	$5,773	$1,221	$858	$204	$—	$8,056

Principal payments	(1,467)	(465)	—	(18)	—	(1,950)
Charge-offs	(793)	—	—	—	—	(793)
Advances	—	—	—	—	—	—
New restructured	7	1,481	—	4	—	1,492
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	(528)	—	—	—	(528)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$3,520	$1,709	$858	$190	$—	$6,277

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013

Loans outstanding, beginning of period	$9,043	$11,297	$11,297
New loans	—	496	496
Net activity on revolving lines of credit	1,178	(266)	(25)
Principal payments	(1,523)	(2,484)	(1,298)

Loans outstanding, end of period	$8,698	$9,043	$10,470

There were no loans to related parties classified substandard as of June 30, 2014, December 31, 2013 or June 30, 2013.  In addition to the outstanding balances above, there were unfunded commitments of $.575 million to related parties at June 30, 2014.

6.     MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2014, the Corporation had obligations to service approximately $138 million of residential

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 10.13% and a discount rate of 8.16% for June 30, 2014.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2014	2013	2013

Balance at beginning of period	$1,129	$638	$638
Additions from loans sold with servicing retained	75	675	225
Amortization	(143)	(184)	(80)

Balance at end of period	$1,061	$1,129	$783

7.              BORROWINGS

Borrowings consist of the following at June 30, 2014, December 31, 2013 and June 30, 2013 (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013

Federal Home Loan Bank fixed rate advances at June 30, 2014 with a weighted average rate of 1.82% maturing in 2014, 2016 and 2018	$35,000	$35,000	$35,000

Correspondent bank line of credit - holding company	500	2,000	—

Bank line of credit - wholly-owned asset based lending subsidiary	2,835	—	—

Correspondent bank term note, current floor rate of 4%, maturing March 22, 2017	2,900	—	—

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	852	852	925

	$42,087	$37,852	$35,925

The Federal Home Loan Bank borrowings are collateralized at June 30, 2014 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $44.140 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $4.378 million and $4.530 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2014.

The USDA Rural Development borrowing is collateralized by loans totaling $.125 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.798 million, and guaranteed by the Corporation.

The Corporation currently has two banking borrowing relationships.  The first relationship consists of a line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on March 22, 2015.  The term note bears the same interest and matures on March 22, 2017.  The second borrowing relationship consists of a $10 million revolving line of credit, which can be increased to $25 million upon request, used to support asset based lending activities at a wholly-owned subsidiary that currently bears interest at 90-day LIBOR plus 2.75% and has an initial term that expires on September 10, 2016.

8.     STOCK COMPENSATION PLANS

On May 22, 2012, the Company’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of the August 2012 RSUs, various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four-year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013, the Corporation issued 37,125 shares of its common stock for vested RSUs.  As of June 30, 2014, RSUs totaling 164,149 were unvested and unrecognized compensation expense was $1.270 million.

A summary of stock option transactions for the six months ended June 30, 2014 and 2013, and the year ended December 31, 2013, is as follows:

	June 30,	December 31,	June 30,
	2014	2013	2013

Outstanding shares at beginning of year	237,152	242,152	242,152
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	(5,000)	—

Outstanding shares at end of period	237,152	237,152	242,152

Exercisable shares at end of period	124,861	124,861	126,361

Weighted average exercise price per share at end of period	$9.80	$9.80	$9.88

Shares available for grant at end of period	—	—	—

There were no options granted in the first six months of 2014 and 2013.

Following is a summary of the options outstanding and exercisable at June 30, 2014:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$9.75	217,152	120,861	96,291.48
$10.65	10,000	2,000	8,000	1.04
$12.00	10,000	2,000	8,000	2.46
	237,152	124,861	112,291.59

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

9.     INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $17.2 million, and $2.4 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $10.3 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $9.097 million at June 30, 2014, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2014 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

The following table presents information for financial instruments at June 30, 2014, December 31, 2013 and June 30, 2013 (dollars in thousands):

		June 30, 2014		December 31, 2013		June 30, 2013
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$20,746	$20,746	$18,219	$18,219	$26,219	$26,219
Interest-bearing deposits	Level 2	235	235	10	10	10	10
Securities available for sale	Level 2	47,374	47,374	44,388	44,388	47,307	47,307
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 2	497,843	499,609	479,171	479,538	450,378	444,638
Accrued interest receivable	Level 3	1,485	1,485	1,351	1,351	1,636	1,636

Total financial assets		$570,743	$572,509	$546,199	$546,566	$528,610	$522,870

Financial liabilities:
Deposits	Level 2	$484,016	$485,230	$466,299	$465,431	$447,907	$446,438
Borrowings	Level 2	42,087	42,699	37,852	37,487	35,925	35,621
Accrued interest payable	Level 3	186	186	182	182	229	229

Total financial liabilties		$526,289	$528,115	$504,333	$503,100	$484,061	$482,288

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2014, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2014 and June 30, 2013 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of June 30, 2014, December 31, 2013 or June 30, 2013.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014	June 30, 2014
Assets

Impaired loans	$2,652	$—	$—	$2,652	$22	$430
Other real estate owned	1,947	—	—	1,947	14	14
					$36	$444

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets

Impaired loans	$2,024	$—	$—	$2,024	$2,075
Other real estate owned	1,884	—	—	1,884	265

					$2,340

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2013	(Level 1)	(Level 2)	(Level 3)	June 30, 2013	June 30, 2013
Assets

Impaired loans	$3,983	$—	$—	$3,983	$10	$418
Other real estate owned	2,481	—	—	2,481	87	89
					$97	$507

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

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 55,594 shares in 2013 and 13,700 shares in the first quarter of 2014.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013 and an additional $600,000 on December 17, 2013.  Neither of these authorizations has an expiration date.

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

	June 30,	December 31,	June 30,
	2014	2013	2013
Commitments to extend credit:
Variable rate	$54,048	$36,039	$37,462
Fixed rate	18,604	15,070	19,873
Standby letters of credit - Variable rate	5,742	5,077	3,805
Credit card commitments - Fixed rate	3,234	3,152	3,113

	$81,628	$59,338	$64,253

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

(Unaudited)

12.       COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2014 represents $103.598 million, or 27.66%, compared to $95.510 million, or 27.80%, of the commercial loan portfolio on June 30, 2013.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

13.       SUBSEQUENT EVENT

On July 18, 2014, the Corporation announced the signing of a definitive agreement to acquire Peninsula Financial Corporation (“Peninsula”) for $13.285 million.  The purchase price of Peninsula contemplates a special dividend to Peninsula shareholders prior to the consummation that would reduce the acquired equity to $10.5 million.  Peninsula is headquartered in Marquette County, Michigan and is the parent of Peninsula Bank with June 30 assets of approximately $132 million and six banking offices.  The consummation of this transaction is expected to occur late in the third or early in the fourth quarter of 2014.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At June 30, 2014, net deferred tax assets are approximately $9.1 million.  If an additional valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded a second quarter 2014 income of $.806 million or $.15 per share compared to net income available to common shareholders of $1.197 million, or $.22 per share for the second quarter of 2013. Operating results for the first six months of 2014 totaled $1.466 million or $.27 per share, compared to $1.873 million, or $.34 per share, for the same period in 2013.

Weighted average shares totaled 5,529,290 shares for the six month period in 2014 and 5,527,690 shares in the 2014 second quarter compared to 5,557,842 shares for the six month period in 2013 and 5,556,133 shares in the 2013 second quarter of 2013.

The net interest margin for the second quarter of 2014 increased to $5.659 million, or 4.18%, compared to $5.269 million, or 4.16% in the second quarter of 2013.  The six month margin in 2014 was $11.252 million, or 4.21% compared to $10.425 million, or 4.17%.

Total assets of the Corporation at June 30, 2014 were $595.869 million, up by $42.368 million, or 7.65% from the $553.501 million in total assets reported at June 30, 2013 and up by $23.069 million, or 4.03%, from total assets of $572.800 million at year-end 2013.  The loan portfolio increased $19.108 million, or 3.95%, from December 31, 2013 balances of $483.832 million.  Deposits totaled $484.016 million at June 30, 2014, an increase of $17.717 million from the $466.299 million at December 31, 2013.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $2.527 million during the first half of 2014.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $2.986 million from December 31, 2013 to June 30, 2014, with the balance on June 30, 2014, totaling $47.374 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of June 30, 2014, investment securities with an estimated fair value of $4.605 million were pledged.

Loans

Through the first half of 2014, loan balances increased by $19.108 million, or 3.95%, from December 31, 2013 balances of $483.832 million.  During the first half of 2014, the Bank had total loan production of $86 million, which included $11 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, and also SBA/USDA loan sales of $4.724 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.282 million.

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

Following is a summary of the loan portfolio at June 30, 2014, December 31, 2013 and June 30, 2013 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2014	Total	2013	Total	2013	Total
Commercial real estate	$274,500	54.58%	$268,809	55.56%	$243,363	53.42%
Commercial, financial, and agricultural	89,515	17.80	79,655	16.46	84,145	18.47
One to four family residential real estate	105,868	21.05	103,768	21.45	94,254	20.69
Construction:
Consumer	7,464	1.48	6,895	1.43	4,305.95
Commercial	10,550	2.10	10,904	2.25	16,053	3.52
Consumer	15,043	2.99	13,801	2.85	13,435	2.95
Total loans	$502,940	100.00%	$483,832	100.00%	$455,555	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2014, December 31, 2013 and June 30, 2013 (dollars in thousands):

	June 30, 2014			December 31, 2013			June 30, 2013
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$103,598	27.66%	155.84%	$100,333	27.92%	153.77%	$95,510	27.80%	143.58%
Hospitality and tourism	42,111	11.24	63.35	45,360	12.62	106.90	42,833	12.47	64.39
Lessors of residential buildings	14,912	3.98	22.43	14,191	3.95	21.75	13,377	3.89	20.11
Gasoline and convenience stores	11,881	3.17	17.87	11,534	3.21	17.68	11,038	3.21	16.59
Real estate agents and managers	11,388	3.04	17.13	10,922	3.04	16.74	9,472	2.76	14.24
Commercial construction	10,550	2.82	15.87	10,904	3.03	16.46	16,053	4.67	24.13
Other	180,125	48.09	270.96	166,124	46.23	41.90	155,278	45.20	233.43

Total Commercial Loans	$374,565	100.00%		$359,368	100.00%		$343,561	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2014.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2014, our residential loan portfolio totaled $105.868 million, or 21.05% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases increased from $1.526 million at the end of December 31, 2013 to $2.113 million at June 30, 2014.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net recoveries for the six months ended June 30, 2014 amounted to $62,000, compared to net charge-offs of $.516 million, or .23% of average loans outstanding, for the same period in 2013.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013
Nonperforming Assets:
Nonaccrual Loans	$2,055	$1,410	$3,983
Loans past due 90 days or more	—	—	—
Restructured loans	597	614	—
Total nonperforming loans	2,652	2,024	3,983
Other real estate owned	1,947	1,884	2,481
Total nonperforming assets	$4,599	$3,908	$6,464
Nonperforming loans as a % of loans	.53%	.42%	.87%
Nonperforming assets as a % of assets	.77%	.68%	1.17%
Reserve for Loan Losses:
At period end	$5,097	$4,661	$5,177
As a % of loans	1.01%	.96%	1.14%
As a % of nonperforming loans	192.19%	230.29%	129.98%
As a % of nonaccrual loans	248.03%	330.57%	129.98%
Texas ratio*	6.43%	5.59%	9.02%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $4.599 million were reduced by $1.865 million from one year ago and increased $.691 million from the $3.908 million at 2013 year end.  The current low level of nonperforming assets is also representative of the overall quality of the Corporation’s loan portfolio.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End		At Period End
	June 30, 2014	December 31, 2013	June 30, 2013
		.
Total loans, at period end	$502,940	$483,832	$455,555
Average loans for the year	$489,656	$462,500	$453,023

	For the Period Ended			For the Period Ended
	Six Months Ended		Twelve Months Ended	Six Months Ended
	June 30, 2014		December 31, 2013	June 30, 2013

Net charge-offs (recoveries) during the period	$(62)		$2,232	$516
Net charge-offs to average loans	N/M	%	.48%	.23%
Net charge-offs to beginning allowance balance	N/M	%	42.78%	9.89%

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

As of June 30, 2014, the allowance for loan losses represented 1.01% of total loans.  At June 30, 2014, the allowance included specific reserves in the amount of $1.438 million, as compared to $1.111 million at December 31, 2013 and $2.208 million at June 30, 2013.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30 2014	December 31, 2013	June 30 2013

Balance at beginning of period	$1,884	$3,212	$3,212
Other real estate transferred from loans due to foreclosure	282	932	687
Other real estate sold	(205)	(1,996)	(1,329)
Writedowns on other real estate held for sale	(2)	(231)	(114)
Gain (loss) on sale of other real estate held for sale	(12)	(33)	25

Balance at end of period	$1,947	$1,884	$2,481

During the first half of 2014, the Corporation received real estate in lieu of loan payments of $.282 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first six months of 2014.  Total deposits increased by $17.717 million, or 3.80%, in the first half of 2014.  The increase in deposits for the first half of 2014 is composed of an increase in noncore deposits of $12.538 million and an increase in core deposits of $5.179 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  In an effort to stem some runoff from core deposit CDs, management recently increased some offering rates on CD products.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2014	% of Total	2013	% of Total	2013	% of Total

Noninterest bearing	$73,732	15.23%	$72,936	15.64%	$64,736	14.45%
NOW, money market, checking	148,242	30.63	149,123	31.98	146,203	32.64
Savings	15,658	3.24	13,039	2.80	12,229	2.73
Certificates of Deposit <$100,000	143,140	29.57	140,495	30.13	134,767	30.09
Total core deposits	380,772	78.67	375,593	80.55	357,935	79.91

Certificates of Deposit >$100,000	23,151	4.78	23,159	4.96	25,091	5.60
Brokered CDs	80,093	16.55	67,547	14.49	64,881	14.49
Total non-core deposits	103,244	21.33	90,706	19.45	89,972	20.09

Total deposits	$484,016	100.00%	$466,299	100.00%	$447,907	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2014, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 1.96 years and a weighted average rate of 1.79% at June 30, 2014.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has an outstanding balance of $.852 million, with a fixed interest rate of 1% that matures in August 2024.

In addition to the above, the Corporation currently has two banking borrowing relationships.  The first relationship consists of a line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on March 22, 2015.  The term note bears the same interest and matures on March 22, 2017.  The second borrowing relationship consists of a $10 million revolving line of credit, which can be increased to $25 million upon request, used to support asset based lending activities at a wholly-owned subsidiary that currently bears interest at 90-day LIBOR plus 2.75% and has an initial term that expires on September 10, 2016.

Shareholders’ Equity

Total shareholders’ equity increased $1.228 million from December 31, 2013 to June 30, 2014. Contributing to the increase in shareholders’ equity was net income available to common shareholders of $1.466 million, a reduction for dividends on common stock of $.553 million, increases due to stock compensation of $.225 million, an increase in the market value of securities of $.233 million and a decrease due to the repurchase of common stock of $.143 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $1.466 million, or $.27 per share, in the first half of 2014, compared to $1.873 million or $.34 per share for the first half of 2013.  The first half results include a provision for loan losses of $.374 million. Operating results for the same period in 2013 include a provision for loan losses of $.475 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.661 million, 4.18% of average earning assets, in the second quarter of 2014, compared to $5.287 million, and 4.17% of average earning assets, in the second quarter of 2013.  In the first six months of 2014, net interest margin increased to $11.277 million, 4.22% of average earning assets, compared to $10.460 million, 4.19 % of average earning assets, for the same period in 2013.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2014-2013
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	2014	2013	Variance	Variance	Variance	Variance

Loans (1,2,3)	$492,922	$456,937	$35,985	5.18%	5.32%	$6,370	$6,056	$314	$477	$(151)	$(12)
Taxable securities	45,515	47,456	(1,941)	2.15	2.04	244	241	3	(10)	13	—
Nontaxable securities (2)	1,828	835	993	3.73	4.80	17	10	7	12	(2)	(3)
Federal funds sold	3	3	—	—	—	—	—	—	—	—	—
Other interest-earning assets	3,160	3,070	90	4.32	4.18	34	32	2	1	1	—
Total earning assets	543,428	508,301	35,127	4.92	5.00	6,665	6,339	326	480	(139)	(15)
Reserve for loan losses	(4,960)	(5,180)	220
Cash and due from banks	16,272	17,927	(1,655)
Fixed Assets	9,883	10,635	(752)
Other Real Estate	2,112	3,175	(1,063)
Other assets	14,415	13,597	818
Total assets	$581,150	$548,455	$32,695

NOW and money market deposits	$96,397	$116,362	$(19,965)	.22%	.25%	$54	$72	$(18)	$(12)	$(7)	$1
Interest checking	47,288	36,761	10,527.24		.32	28	29	(1)	8	(7)	(2)
Savings deposits	15,151	13,085	2,066.11		.09	4	3	1	—	—	1
CDs <$100,000	145,494	130,957	14,537	1.19	1.60	433	524	(91)	58	(134)	(15)
CDs >$100,000	23,229	24,610	(1,381)	1.26	1.66	73	102	(29)	(6)	(25)	2
Brokered deposits	72,781	53,449	19,332	1.15	1.17	208	156	52	56	(3)	(1)
Borrowings	43,043	40,656	2,387	1.90	1.64	204	166	38	10	27	1
Total interest-bearing liabilities	443,383	415,880	27,503.91		1.01	1,004	1,052	(48)	114	(149)	(13)
Demand deposits	69,380	64,556	4,824
Other liabilities	2,834	536	2,298
Shareholders’ equity	65,553	67,483	(1,930)
Total liabilities and shareholders’ equity	$581,150	$548,455	$32,695
Rate spread				4.01%	3.99%
Net interest margin/revenue				4.18%	4.17%	$5,661	$5,287	$374	$366	$10	$(2)

	Six Months Ended
								2014-2013
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	2014	2013	Variance	Variance	Variance	Variance

Loans (1,2,3)	$489,656	$453,023	$36,633	5.22%	5.41%	$12,687	$11,986	$701	$969	$(248)	$(20)
Taxable securities	44,392	47,082	(2,690)	2.19	2.06	481	481	—	(27)	29	(2)
Nontaxable securities (2)	1,668	839	829	4.96	4.81	41	20	21	20	1	—
Federal funds sold	3	3	—	—	—	—	—	—	—	—	—
Other interest-earning assets	3,115	3,070	45	5.24	4.14	81	63	18	1	17	—
Total earning assets	538,834	504,017	34,817	4.97	5.02	13,290	12,550	740	963	(201)	(22)
Reserve for loan losses	(4,907)	(5,153)	246
Cash and due from banks	20,038	18,243	1,795
Fixed Assets	10,085	10,634	(549)
Other Real Estate	2,085	3,234	(1,149)
Other assets	14,799	13,912	887
Total assets	$580,934	$544,887	$36,047

NOW and money market deposits	$106,565	$120,797	$(14,232)	.22%	.25%	$114	$150	$(36)	$(18)	$(21)	$3
Interest checking	40,228	36,418	3,810.22		.32	44	57	(13)	6	(17)	(2)
Savings deposits	14,365	13,279	1,086.10		.11	7	7	—	1	(1)	—
CDs <$100,000	148,390	131,297	17,093	1.21	1.62	892	1,057	(165)	138	(268)	(35)
CDs >$100,000	23,217	24,620	(1,403)	1.33	1.66	153	203	(50)	(12)	(41)	3
Brokered deposits	70,183	45,621	24,562	1.18	1.28	412	289	123	156	(21)	(12)
Borrowings	40,937	38,679	2,258	1.93	1.70	391	327	64	19	42	3
Total interest-bearing liabilities	443,885	410,711	33,174	0.91	1.03	2,013	2,090	(77)	290	(327)	(40)
Demand deposits	68,875	62,475	6,400
Other liabilities	2,666	1,854	812
Shareholders’ equity	65,508	69,847	(4,339)
Total liabilities and shareholders’ equity	$580,934	$544,887	$36,047
Rate spread				4.06%	3.99%
Net interest margin/revenue				4.22%	4.19%	$11,277	$10,460	$817	$673	$126	$18

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first half of 2014, the Corporation determined through this analysis that a $.374 million provision for loan loss was required, compared to $.475 million in the first half of 2013.  There were net recoveries of $62,000 in the first half of 2014, compared to net charge-offs of $.516 million for the same period in 2013.

Other Income

Other income, at $1.341 million in the first half of 2014, decreased $.668 million from the first half of 2013 level of $2.009 million.  Other income decreased primarily as a result of a reduced level of fees and gains on the sale of loans from secondary market mortgage lending of $.336 million from prior year period.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent

Deposit service fees	$192	$175	$17	9.71%	$349	$337	$12	3.56%
Income from secondary market loans sold	139	279	(140)	(50.18)	242	578	(336)	(58.13)
SBA/USDA loan sale gains	166	554	(388)	(70.04)	548	663	(115)	(17.35)
Mortgage servicing income	89	182	(93)	(51.10)	102	285	(183)	(64.21)
Other noninterest income	64	61	3	4.92	100	146	(46)	(31.51)

Total other income	$650	$1,251	$(601)	(48.04)%	$1,341	$2,009	$(668)	(33.25)%

Other Expense

For the first half of 2014, the Corporation recorded other expense of $10.005 million compared to $8.834 million in 2013, an increase of $1.171 million.  The largest increase from the first half of 2013 was in salaries and benefits, largely reflective of the compensation packages for the staff up of our asset based lending subsidiary formed in the third quarter of 2013.  We also had increased occupancy costs between periods due primarily to our new Marquette branch office, which we moved into late in 2013.  We incurred some additional legal costs as well in the first half of 2014 for the exploration of acquisitions.

The following table details other expense for the three and six months ended June 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage
Salaries and employee benefits	$2,523	$2,375	$148	6.23%	$5,064	$4,681	$383	8.18%
Occupancy	546	363	183	50.41	1,084	745	339	45.50
Furniture and equipment	303	255	48	18.82	622	525	97	18.48
Data processing	288	268	20	7.46	574	533	41	7.69
Advertising	123	111	12	10.81	230	215	15	6.98
Professional service fees	276	320	(44)	(13.75)	607	545	62	11.38
Loan and deposit	83	45	38	84.44	162	118	44	37.29
Writedowns and losses on other real estate held for sale	14	87	(73)	(83.91)	14	89	(75)	(84.27)
FDIC insurance premiums	90	95	(5)	(5.26)	175	200	(25)	(12.50)
Telephone	82	63	19	30.16	164	145	19	13.10
Other	570	541	29	5.36	1,309	1,038	271	26.11
Total other expense	$4,898	$4,523	$375	8.29%	$10,005	$8,834	$1,171	13.26%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $17.2 million, and $2.4 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $10.3 million, and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $9.097 million at June 30, 2014, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2014 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $20.746 million in cash and due from balances, negligible fed funds sold, $42.769 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first six months of 2014, the Corporation increased cash and cash equivalents by $2.527 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in investing activities, with a net increase in loans of $19.354 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $17.717 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  The Corporation also has a line of credit with a correspondent bank with current availability of $2.500 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “well capitalized.”

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At June 30, 2014, the Bank’s core deposits in relation to total funding were 72.38% compared to 73.98% at June 30, 2013.  These ratios indicated at June 30, 2014, that the Bank has increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2014, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets.  Management continually evaluates deposit products offered in order to remain competitive in its goal of increasing core deposits. The Corporation will and has the ability to augment local deposit growth efforts with wholesale CD funding.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of June 30, 2014, the Corporation and Bank were well capitalized.  During the first six months of 2014, total capitalization increased by $1.228 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	June 30,	December 31,	June 30,
	2014	2013	2013

Capital Structure
Shareholders’ equity	$66,477	$65,249	$62,520
Preferred stock	—	—	4,000
Total shareholders’ equity	$66,477	$65,249	$66,520
Total capitalization	$66,477	$65,249	$66,520
Tangible capital	$66,477	$65,249	$66,520

Intangible Assets
Core deposit premium	$—	$—	$—
Other identifiable intangibles	1,061	1,129	830
Total intangibles	$1,061	$1,129	$830

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$66,477	$65,249	$66,520
Net unrealized (gains) losses on available for sale securities	(449)	(216)	(430)
Less: disallowed deferred tax asset	(5,500)	(7,000)	(6,500)
Less: intangibles	(106)	(113)	(83)
Total Tier 1 capital	$60,422	$57,920	$59,507
Tier 2 Capital:
Allowable reserve for loan losses	$5,097	$4,661	$5,177
Qualifying long-term debt	—	—	—
Total Tier 2 capital	5,097	4,661	5,177
Total capital	$65,519	$62,581	$64,684
Risk-adjusted assets	$508,874	$489,407	$467,090

Capital ratios:
Tier 1 Capital to average assets	10.50%	10.31%	11.01%
Tier 1 Capital to risk weighted assets	11.87%	11.83%	12.74%
Total Capital to risk weighted assets	12.88%	12.79%	13.85%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
June 30, 2014	11.16%	11.16%	10.50%	11.87%	12.88%
June 30, 2013	12.02%	12.02%	11.01%	12.74%	13.85%

The Bank:
June 30, 2014	11.20%	11.20%	10.50%	11.90%	12.88%
June 30, 2013	11.18%	11.18%	10.15%	11.74%	12.84%

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

The Corporation has established interest rate floors on approximately $143.787 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $98.781 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $40.915 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $47.374 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $237.632 million of transactional accounts, of which $73.732 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following are the Corporation’s repricing opportunities at June 30, 2014 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$221,607	$101,993	$178,085	$1,255	$502,940
Securities	3,306	3,080	28,131	12,857	47,374
Other (1)	237	—	—	3,060	3,297

Total interest-earning assets	225,150	105,073	206,216	17,172	553,611

Interest-bearing obligations:
NOW, money market, savings, interest checking	163,900	—	—	—	163,900
Time deposits	31,246	62,427	72,468	150	166,291
Brokered CDs	17,728	10,877	51,488	—	80,093
Borrowings	500	10,000	30,735	852	42,087

Total interest-bearing obligations	213,374	83,304	154,691	1,002	452,371

Gap	$11,776	$21,769	$51,525	$16,170	$101,240

Cumulative gap	$11,776	$33,545	$85,070	$101,240

(1)      Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2014, the Corporation had a cumulative asset sensitivity gap position of $33.545 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn more net interest income.  Since more assets would reprice at higher rates than liabilities.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would decrease.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2013, the Corporation had a cumulative liability sensitivity gap position of $24.272 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 1.96 years and a weighted average rate of 1.79%.

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

Item 4.  Controls and Proceedures

As of June 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking.

Item2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013 and an additional $600,000 on December 17, 2013.  Neither of these authorizations has an expiration date.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases (1)	shares purchased	paid per share	plan or program	stock purchases

January 1, 2014 to January 31, 2014	9,200	$10.19	9,200	$595,874
February 1, 2014 to February 28, 2014	4,500	$11.00	4,500	546,368
March 1, 2014 to March 31, 2014	—	$—	—	546,368

Total First Quarter 2014	13,700	$10.50	13,700

(1)   Monthly information is provided for the Corporation’s fiscal months during the first quarter of 2014.  There were no purchases made during the second quarter of 2014

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date:	August 14, 2014	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

		By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)