Form 10-Q
period 2014-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2014-11-13
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒                QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

As of October 31, 2014, there were outstanding 5,564,815 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.
PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2014 (Unaudited), December 31, 2013 and September 30, 2013 (Unaudited)	1

	Condensed Consolidated Statements of Operations – Three and Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income – Three and Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity – Three and Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	3

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2014 (Unaudited) and September 30, 2013 (Unaudited)	4

	Notes to Condensed Consolidated Financial Statements (Unaudited)	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2014	2013	2013
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$22,399	$18,216	$22,791
Federal funds sold	2	3	3
Cash and cash equivalents	22,401	18,219	22,794

Interest-bearing deposits in other financial institutions	235	10	10
Securities available for sale	48,742	44,388	48,096
Federal Home Loan Bank stock	3,060	3,060	3,060

Loans:
Commercial	383,759	359,368	353,526
Mortgage	119,039	110,663	104,504
Consumer	15,575	13,801	14,465
Total Loans	518,373	483,832	472,495
Allowance for loan losses	(5,279)	(4,661)	(4,959)
Net loans	513,094	479,171	467,536

Premises and equipment	9,821	10,210	10,484
Other real estate held for sale	1,843	1,884	2,568
Deferred tax asset	8,681	9,933	7,953
Other assets	6,066	5,925	5,416

TOTAL ASSETS	$613,943	$572,800	$567,917

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$84,073	$72,936	$70,063
NOW, money market, interest checking	173,793	149,123	158,588
Savings	15,263	13,039	12,694
CDs<$100,000	130,821	140,495	133,821
CDs>$100,000	24,891	23,159	23,816
Brokered	62,365	67,547	62,706
Total deposits	491,206	466,299	461,688

Federal funds purchased	7,500	—	—
Borrowings	44,909	37,852	35,852
Other liabilities	3,196	3,400	3,332
Total liabilities	546,811	507,551	500,872

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares, Issued and outstanding - none and 4,000 shares	—	—	4,000
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 5,564,815; 5,541,390 and 5,581,339 respectively	53,800	53,621	53,915
Retained earnings	12,923	11,412	8,780
Accumulated other comprehensive income	409	216	350

Total shareholders’ equity	67,132	65,249	67,045

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$613,943	$572,800	$567,917

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$6,651	$6,077	$19,305	$17,980
Tax-exempt	4	26	27	81
Interest on securities:
Taxable	230	245	711	726
Tax-exempt	14	9	41	22
Other interest income	34	33	114	96
Total interest income	6,933	6,390	20,198	18,905

INTEREST EXPENSE:
Deposits	813	879	2,435	2,642
Borrowings	234	163	625	490
Total interest expense	1,047	1,042	3,060	3,132

Net interest income	5,886	5,348	17,138	15,773
Provision for loan losses	187	375	561	850
Net interest income after provision for loan losses	5,699	4,973	16,577	14,923

OTHER INCOME:
Deposit service fees	168	158	517	495
Income from loans sold on the secondary market	212	203	455	781
SBA/USDA loan sale gains	—	135	548	798
Mortgage servicing income	313	128	415	413
Other	75	114	174	260
Total other income	768	738	2,109	2,747

OTHER EXPENSE:
Salaries and employee benefits	2,481	2,226	7,545	6,907
Occupancy	511	362	1,595	1,107
Furniture and equipment	305	274	927	799
Data processing	288	269	862	802
Advertising	114	119	344	334
Professional service fees	276	161	883	706
Loan and deposit	144	55	306	173
Writedowns and losses on other real estate held for sale	176	57	190	146
FDIC insurance assessment	92	100	267	300
Telephone	84	84	248	229
Other	655	652	1,964	1,690
Total other expenses	5,126	4,359	15,131	13,193

Income before provision for income taxes	1,341	1,352	3,555	4,477
Provision for income taxes	455	456	1,203	1,508

NET INCOME	886	896	2,352	2,969

Preferred dividend and accretion of discount	—	50	—	250

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$886	$846	$2,352	$2,719

INCOME PER COMMON SHARE:
Basic	$.16	$.15	$.43	$.49
Diluted	$.16	$.15	$.42	$.49

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013

Net income	$886	$896	$2,352	$2,969

Net change in net unrealized gains and losses on securities available for sale:
Unrealized gains (losses) arising during the period	(53)	(136)	292	(899)
Less: reclassification adjustment for gains included in net income	—	14	—	29
Net securities gain (loss) during the period	(53)	(122)	292	(870)
Tax effect	13	42	(99)	296
Other comprehensive income (loss)	(40)	(80)	193	(574)

Total comprehensive income	$846	$816	$2,545	$2,395

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2014			2013
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$—	$66,477	$66,477	$4,000	$62,520	$66,520

Net income for period	—	886	886	—	896	896
Net unrealized (loss) on securities available for sale	—	(40)	(40)	—	(80)	(80)
Total comprehensive income	—	846	846	—	816	816
Stock compensation	—	96	96	—	75	75
Dividend on common stock	—	(287)	(287)	—	(222)	(222)
Repurchase of common stock	—	—	—	—	(94)	(94)
Dividend on preferred stock	—	—	—	—	(50)	(50)
Balance, end of period	$—	$67,132	$67,132	$4,000	$63,045	$67,045

	Nine Months Ended
	September 30,
	2014			2013
		Common	Total		Common	Total
	Preferred	Shareholders’	Shareholders’	Preferred	Shareholders’	Shareholders’
	Stock	Equity	Equity	Stock	Equity	Equity

Balance, beginning of period	$—	$65,249	$65,249	$11,000	$61,448	$72,448

Net income for period	—	2,352	2,352	—	2,969	2,969
Net unrealized gain (loss) on securities available for sale	—	193	193	—	(574)	(574)
Total comprehensive income	—	2,545	2,545	—	2,395	2,395
Stock compensation	—	321	321	—	258	258
Dividend on common stock	—	(840)	(840)	—	(666)	(666)
Repurchase of common stock	—	(143)	(143)	—	(140)	(140)
Redemption of Preferred Series A stock	—	—	—	(7,000)	—	(7,000)
Dividend on preferred stock	—	—	—	—	(250)	(250)
Balance, end of period	$—	$67,132	$67,132	$4,000	$63,045	$67,045

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash Flows from Operating Activities:
Net income	$2,352	$2,969
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,115	1,264
Provision for loan losses	561	850
Deferred income taxes, net	1,203	1,508
(Gain) on sales/calls of securities	—	(29)
(Gain) on sale of loans sold in the secondary market	(358)	(609)
Origination of loans held for sale in the secondary market	(21,395)	(44,568)
Proceeds from sale of loans in the secondary market	21,753	45,177
Loss on sale of premises, equipment, and other real estate held for sale	77	13
Writedown of other real estate held for sale	142	134
Stock compensation	321	258
Change in other assets	(141)	(201)
Change in other liabilities	(204)	283
Net cash provided by operating activities	5,426	7,049

Cash Flows from Investing Activities:
Net increase in loans	(35,022)	(25,393)
Net increase in deposits held at other banks	(225)	—
Purchase of securities available for sale	(8,257)	(7,875)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	4,059	2,378
Capital expenditures	(1,156)	(757)
Proceeds from sale of premises, equipment, and other real estate	876	1,429
Net cash (used in) investing activities	(39,725)	(30,218)

Cash Flows from Financing Activities:
Net increase in deposits	24,907	27,131
Net increase in federal funds purchased	7,500	—
Net increase in borrowings	7,330	—
Repurchase of common stock	(143)	(140)
Dividend on common stock	(840)	(666)
Redemption of Preferred Series A	—	(7,000)
Principal payments on borrowings	(273)	(73)
Dividend on preferred stock	—	(250)
Net cash provided by financing activities	38,481	19,002

Net increase (decrease) in cash and cash equivalents	4,182	(4,167)
Cash and cash equivalents at beginning of period	18,219	26,961

Cash and cash equivalents at end of period	$22,401	$22,794

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,058	$2,721
Income taxes	75	124

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	488	932

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.    The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four —year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013, the Corporation issued 37,125 shares of its common stock for vested RSUs.  As of September 30, 2014, RSUs totaling 127,024 were unvested and unrecognized compensation expense was $1.154 million.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
(Numerator):
Net income	$886	$896	$2,352	$2,969
Preferred stock dividends and accretion of discount	—	50	—	250
Net income available to common shareholders	$886	$846	$2,352	$2,719
(Denominator):
Weighted average shares outstanding - basic	5,540,200	5,562,835	5,532,966	5,559,108
Effect of dilutive stock options and vesting of restricted stock awards	71,722	—	70,268	—
Weighted average shares outstanding - diluted	5,611,922	5,562,835	5,603,234	5,559,108
Income per common share
Basic	$.16	$.15	$.43	$.49
Diluted	$.16	$.15	$.42	$.49

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2014, December 31, 2013 and September 30, 2013 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2014

US Agencies - MBS	$6,142	$241	$—	$6,383
US Agencies	22,725	41	(273)	22,493
Corporate Bonds	12,621	172	—	12,793
Obligations of states and political subdivisions	6,383	439	—	6,822
Other	251	—	—	251

Total securities available for sale	$48,122	$893	$(273)	$48,742

December 31, 2013

US Agencies - MBS	$7,078	$281	$—	$7,359
US Agencies	15,227	—	(372)	14,855
Corporate Bonds	15,862	218	(1)	16,079
Obligations of states and political subdivisions	5,893	202	—	6,095

Total securities available for sale	$44,060	$701	$(373)	$44,388

September 30, 2013

US Agencies - MBS	$7,236	$315	$—	$7,551
US Agencies	16,003	66	(336)	15,733
Corporate Bonds	18,451	192	(4)	18,639
Obligations of states and political subdivisions	5,876	297	—	6,173

Total securities available for sale	$47,566	$870	$(340)	$48,096

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $4.167 million and $4.300 million, respectively, at September 30, 2014.

5.    LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Commercial real estate	$272,803	$268,809	$257,961
Commercial, financial, and agricultural	98,714	79,655	79,511
One to four family residential real estate	110,310	103,768	98,770
Construction :
Consumer	8,729	6,895	5,734
Commerical	12,242	10,904	16,054
Consumer	15,575	13,801	14,465

Total loans	$518,373	$483,832	$472,495

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

An analysis of the allowance for loan losses for nine months ended September 30, 2014, the year ended December 31, 2013 and the nine months ended September 30, 2013 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Balance at beginning of period	$4,661	$5,218	$5,218
Loans charged off	(185)	(2,432)	(1,263)
Recoveries on loans previously charged off	242	200	154
Provision	561	1,675	850

Balance at end of period	$5,279	$4,661	$4,959

In the first nine months of 2014, net recoveries were $.057 million compared to net charge-offs of $1.109 million, or .32% of average loans, in the same period in 2013.   In the first nine months of 2014, the Corporation recorded a provision for loan loss of $.561 million compared to $.850 million in the first nine months of 2013.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2014 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2014
Allowance for loan loss reserve:
Beginning balance ALLR	$1,630	$1,669	$40	$345	$15	$111	$1,287	$5,097
Charge-offs	(18)	(9)	—	(28)	—	(15)	—	(70)
Recoveries	31	16	3	4	—	11	—	65
Provision	(1)	(153)	1	80	3	1	256	187
Ending balance ALLR	$1,642	$1,523	$44	$401	$18	$108	$1,543	$5,279

Nine Months Ended September 30, 2014
Allowance for loan loss reserve:
Beginning balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661
Charge-offs	(19)	(74)	—	(44)	—	(48)	—	(185)
Recoveries	105	75	9	18	—	35	—	242
Provision	(293)	144	(45)	(89)	(7)	(27)	878	561
Ending balance ALLR	$1,642	$1,523	$44	$401	$18	$108	$1,543	$5,279

At September 30,2014
Loans:
Ending balance	$272,803	$98,714	$12,242	$110,310	$8,729	$15,575	$—	$518,373
Ending balance ALLR	(1,642)	(1,523)	(44)	(401)	(18)	(108)	(1,543)	(5,279)
Net loans	$271,161	$97,191	$12,198	$109,909	$8,711	$15,467	$(1,543)	$513,094

Ending balance ALLR:
Individually evaluated	$312	$1,104	$—	$167	$—	$32	$—	$1,615
Collectively evaluated	1,330	419	44	234	18	76	1,543	3,664
Total	$1,642	$1,523	$44	$401	$18	$108	$1,543	$5,279

Ending balance Loans:
Individually evaluated	$378	$1,730	$—	$1,202	$—	$61	$—	$3,371
Collectively evaluated	272,425	96,984	12,242	109,108	8,729	15,514	—	515,002
Total	$272,803	$98,714	$12,242	$110,310	$8,729	$15,575	$—	$518,373

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

Impaired loans, by definition, are individually evaluated

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

Commercial construction loans in the amount of $2.883 million, $2.951 million and $2.773 million for the periods ended September 30, 2014, December 31, 2013 and September 30, 2013, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of September 30, 2014 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
				Acceptable/
	Excellent	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$1,741	$24,827	$116,621	$128,126	$—	$1,488	$—	$—	$272,803
Commercial, financial and agricultural	1,736	4,472	34,547	53,311	—	4,648	—	—	98,714
Commercial construction	—	444	1,578	6,935	—	402	—	2,883	12,242
One to four family residential real estate	—	295	1,046	4,119	60	—	—	104,790	110,310
Consumer construction	—	—	—	—	—	—	—	8,729	8,729
Consumer	—	—	4	21	—	—	—	15,550	15,575

Total loans	$3,477	$30,038	$153,796	$192,512	$60	$6,538	$—	$131,952	$518,373

Below is a breakdown of loans by risk category as of December 31, 2013 (dollars in thousands):

	(1)	(2)	(3)	(4)	(5)	(6)	(7)	Rating
				Acceptable/
	Excellent	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$1,502	$23,310	$116,702	$125,010	$—	$2,285	$—	$—	$268,809
Commercial, financial and agricultural	3,741	4,348	27,455	39,070	—	5,041	—	—	79,655
Commercial construction	30	479	2,702	4,340	—	402	—	2,951	10,904
One-to-four family residential real estate	251	3,074	1,275	4,482	—	710	—	93,976	103,768
Consumer construction	—	—	—	—	—	—	—	6,895	6,895
Consumer	10	—	37	43	—	30	—	13,681	13,801

Total loans	$5,534	$31,211	$148,171	$172,945	$—	$8,468	$—	$117,503	$483,832

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

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three and nine months ended September 30, 2014.  There was no interest income recorded during impairment and that which would have been recognized was $.040 million for the three months ended September 30, 2014, and no interest income recorded during impairment and that which would have been recognized of $.093 million for the nine months ended September 30, 2014.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2014

With no valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

With a valuation reserve:								$—
Commercial real estate	$227	$—	$340	$427	$227	$—	$4	—	$20
Commercial, financial and agricultural	1,735	—	1,770	1,268	1,104	—	28	—	52
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	733	—	489	434	147	—	7	—	20
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	11	14	—	—	1		1

Total:
Commercial real estate	$227	$—	$340	$427	$227	$—	$4	$—	$20
Commercial, financial and agricultural	1,735	—	1,770	1,268	1,104	—	28	—	52
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	733	—	489	434	147	—	7	—	20
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	11	14	—	—	1	—	1
Total	$2,695	$—	$2,610	$2,143	$1,478	$—	$40	$—	$93

					Interest Income	Interest Income
For the Year Ended:	Nonaccrual	Accrual	Average	Related	Recognized	on
December 31, 2013	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis

With no valuation reserve:
Commercial real estate	$513	$—	$3,045	$—	$—	$153
Commercial, financial and agricultural	59	—	505	—	—	13
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	361	—	625	—	—	16
Consumer construction	—	—	—	—	—	—
Consumer	—	—	2	—	—	—

With a valuation reserve:
Commercial real estate	$59	$—	$71	$14	$—	$5
Commercial, financial and agricultural	752	—	834	265	—	18
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	250	—	261	78	—	20
Consumer construction	—	—	—	—	—	—
Consumer	30	—	30	13	—	—

Total:
Commercial real estate	$572	$—	$3,116	$14	$—	$158
Commercial, financial and agricultural	811	—	1,339	265	—	31
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	611	—	886	78	—	36
Consumer construction	—	—	—	—	—	—
Consumer	30	—	32	13	—	—
Total	$2,024	$—	$5,999	$370	$—	$228

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2013

With no valuation reserve:
Commercial real estate	$238	$—	$412	$501	$—	$—	$—	$—	$26
Commercial, financial and agricultural	—	—	147	243	—	—	3	—	9
Commercial construction	—	—	—	193	—	—	—	—	3
One to four family residential real estate	67	—	86	140	—	—	2	—	7
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	10	—	9	4	—	—	—	—	—

With a valuation reserve:
Commercial real estate	$2,589	$—	$2,581	$2,557	$1,272	$—	$42	$—	$102
Commercial, financial and agricultural	767	—	741	373	33	—	5	—	11
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	642	—	560	396	250	—	8	—	19
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$2,827	$—	$2,993	$3,058	$1,272	$—	$42	$—	$128
Commercial, financial and agricultural	767	—	888	616	33	—	8	—	20
Commercial construction	—	—	—	193	—	—	—	—	3
One to four family residential real estate	709	—	646	536	250	—	10	—	26
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	10	—	9	4	—	—	—	—	—
Total	$4,313	$—	$4,536	$4,407	$1,555	$—	$60	$—	$177

A summary of past due loans at September 30, 2014, December 31, 2013 and September 30, 2013 is as follows (dollars in thousands):

	September 30,			December 31,			September 30,
	2014			2013			2013
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$540	$227	$767	$—	$572	$572	$—	$2,827	$2,827
Commercial, financial and agricultural	306	1,735	2,041	4	811	815	100	767	867
Commercial construction	55	—	55	20	—	20	—	—	—
One to four family residential real estate	414	733	1,147	201	611	812	186	709	895
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	55	—	55	14	30	44	31	10	41

Total past due loans	$1,370	$2,695	$4,065	$239	$2,024	$2,263	$317	$4,313	$4,630

A roll-forward of nonaccrual activity for the three months ended September 30, 2014 (dollars in thousands):

	For the Three Months Ended September 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$454	$1,808	$—	$383	$—	$7	$2,652

Principal payments	(2)	(79)	—	(7)	—	—	(88)
Charge-offs	(18)	(3)	—	(10)	—	(7)	(38)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(207)	—	—	—	—	—	(207)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	3	—	368	—	—	371
Other	—	6	—	(1)	—	—	5

Ending balance	$227	$1,735	$—	$733	$—	$—	$2,695

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of nonaccrual activity for the three months ended September 30, 2013 (dollars in thousands):

	For the Three Months Ended September 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,057	$517	$—	$400	$—	$9	$3,983

Principal payments	(26)	(224)	—	(12)	—	(1)	(263)
Charge-offs	(23)	(476)	—	(24)	—	—	(523)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(208)	(37)	—	—	—	—	(245)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	966	—	344	—	2	1,312
Other	27	21	—	1			49

Ending balance	$2,827	$767	$—	$709	$—	$10	$4,313

A roll-forward of nonaccrual activity for the nine months ended September 30, 2014 (dollars in thousands):

	For the Nine Months Ended September 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(104)	(160)	—	(29)	—	(4)	(297)
Charge-offs	(18)	(56)	—	(13)	—	(32)	(119)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(233)	—	—	(257)	—	—	(490)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,142	—	539	—	6	1,687
Other	10	8	—	9	—	—	27

Ending balance	$227	$1,735	$—	$733	$—	$—	$2,695

A roll-forward of nonaccrual activity for the nine months ended September 30, 2013 (dollars in thousands):

	For the Nine Months Ended September 30, 2013
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(174)	(292)	(100)	(77)	—	(1)	(644)
Charge-offs	(352)	(548)	—	(37)	—	(4)	(941)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(208)	(37)	(580)	(107)	—	—	(932)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	443	1,207	—	420	—	15	2,085
Other	47	1	5	5	—	—	58

Ending balance	$2,827	$767	$—	$709	$—	$10	$4,313

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

A summary of troubled debt restructurings occurring during the periods indicated is as follows (dollars in thousands):

	September 30,		December 31,		September 30,
	2014		2013		2013
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	—	$—	—	$—
Commercial, financial and agricultural	—	—	1	528	1	528
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	—	$—	1	$528	1	$528

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended September 30, 2014 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$1,007	$1,186	$858	$98	$—	$3,149

Principal payments	—	—	(3)	(1)	—	(4)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$1,007	$1,186	$855	$97	$—	$3,145

NONACCRUAL

Beginning balance	$—	$508	$—	$89	$—	$597

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$—	$508	$—	$89	$—	$597

TOTALS

Beginning balance	$1,007	$1,694	$858	$187	$—	$3,746

Principal payments	—	—	(3)	(1)	—	(4)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$1,007	$1,694	$855	$186	$—	$3,742

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the nine months ended September 30, 2014 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,520	$1,186	$858	$99	$—	$5,663

Principal payments	(2,513)	—	(3)	(4)	—	(2,520)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDRs	—	—	—	91	—	91
Transfers to nonaccrual	—	—	—	(89)	—	(89)

Ending Balance	$1,007	$1,186	$855	$97	$—	$3,145

NONACCRUAL

Beginning balance	$—	$523	$—	$91	$—	$614

Principal payments	—	(15)	—	—	—	(15)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	(91)	—	(91)
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$—	$508	$—	$89	$—	$597

TOTALS

Beginning balance	$3,520	$1,709	$858	$190	$—	$6,277

Principal payments	(2,513)	(15)	(3)	(4)	—	(2,535)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDR	—	—	—	91	—	91
Transfers to nonaccrual	—	—	—	(89)	—	(89)
Transfers to foreclosed properties	—	—	—	89	—	89
Transfer from accruing	—	—	—	(91)	—	(91)

Ending Balance	$1,007	$1,694	$855	$186	$—	$3,742

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

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Loans outstanding, beginning of period	$9,043	$11,297	$11,297
New loans	33	496	496
Net activity on revolving lines of credit	1,052	(266)	(263)
Principal payments	(1,614)	(2,484)	(1,442)

Loans outstanding, end of period	$8,514	$9,043	$10,088

There were no loans to related parties classified substandard as of September 30, 2014, December 31, 2013 or September 30, 2013.  In addition to the outstanding balances above, there were unfunded commitments of $.517 million to related parties at September 30, 2014.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              MORTGAGE SERVICING RIGHTS

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2014, the Corporation had obligations to service approximately $144.051 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 9.77% and a discount rate of 8.83% for September 30, 2014.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2014	2013	2013

Balance at beginning of period	$1,129	$638	$638
Additions from loans sold with servicing retained	375	675	325
Amortization	(218)	(184)	(129)

Estimated Valuation of MSRs at end of period	$1,286	$1,129	$834

7.              BORROWINGS

Borrowings consist of the following at September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Federal Home Loan Bank fixed rate advances at September 30, 2014 with a weighted average rate of 1.82% maturing in 2014, 2016 and 2018	$35,000	$35,000	$35,000

Correspondent bank line of credit - holding company	4,500	2,000	—

Bank line of credit - wholly-owned asset based lending subsidiary	1,830	—	—

Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,800	—	—

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	779	852	852

	$44,909	$37,852	$35,852

The Federal Home Loan Bank borrowings are collateralized at September 30, 2014 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $42.041 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $4.167 million and $4.300 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.060 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2014.

The USDA Rural Development borrowing is collateralized by loans totaling $.779 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.720 million, and guaranteed by the Corporation.

The Corporation currently has two banking borrowing relationships.  The first relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2017.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.  The second borrowing relationship consists of a $10 million revolving line of credit, which can be increased to $25 million upon request, used to support asset based lending activities at a wholly-owned subsidiary that currently bears interest at 90-day LIBOR plus 2.75% and has an initial term that expires on September 10, 2016.

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four —year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013, the Corporation issued 37,125 shares of its common stock for vested RSUs.  As of September 30, 2014, RSUs totaling 127,024 were unvested and unrecognized compensation expense was $1.154 million.

A summary of stock option transactions for the nine months ended September 30, 2014 and 2013, and the year ended December 31, 2013, is as follows:

	September 30,	December 31,	September 30,
	2014	2013	2013

Outstanding shares at beginning of year	237,152	242,152	242,152
Granted during the period	—	—	—
Exercised during the period	—	—	—
Expired / forfeited during the period	—	—	(5,000)
Surrendered/Echanged for restricted stock	—	(5,000)	—

Outstanding shares at end of period	237,152	237,152	237,152

Exercisable shares at end of period	124,861	124,861	125,861

Weighted average exercise price per share at end of period	$9.80	$9.80	$9.88

Shares available for grant at end of period	—	—	—

There were no options granted in the first nine months of 2014 and 2013.

Following is a summary of the options outstanding and exercisable at September 30, 2014:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$9.75	217,152	120,861	96,291.23
$10.65	10,000	2,000	8,000.79
$12.00	10,000	2,000	8,000	2.21

	237,152	124,861	112,291.34

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.     INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $16.3 million, and $2.4 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $8.681 million at September 30, 2014, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2014 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

The following table presents information for financial instruments at September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

		September 30, 2014		December 31, 2013		September 30, 2013
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$22,401	$22,401	$18,219	$18,219	$22,794	$22,794
Interest-bearing deposits	Level 2	235	235	10	10	10	10
Securities available for sale	Level 2	48,742	48,742	44,388	44,388	48,096	48,096
Federal Home Loan Bank stock	Level 2	3,060	3,060	3,060	3,060	3,060	3,060
Net loans	Level 2	513,094	513,117	479,171	479,538	467,536	460,009
Accrued interest receivable	Level 3	1,457	1,457	1,351	1,351	1,536	1,536

Total financial assets		$588,989	$589,012	$546,199	$546,566	$543,032	$535,505

Financial liabilities:
Deposits	Level 2	$491,206	$491,912	$466,299	$465,431	$461,688	$459,862
Borrowings	Level 2	44,909	45,285	37,852	37,487	35,852	35,548
Accrued interest payable	Level 3	184	184	182	182	200	200

Total financial liabilties		$536,299	$537,381	$504,333	$503,100	$497,740	$495,610

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2014, and the valuation techniques used by the Corporation to determine those fair values.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  FAIR VALUE MEASUREMENTS (Continued)

The fair value of all investment securities at September 30, 2014 and September 30, 2013 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of September 30, 2014, December 31, 2013 or September 30, 2013.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2014	(Level 1)	(Level 2)	(Level 3)	September 30, 2014	September 30, 2014
Assets

Impaired loans	$2,695	$—	$—	$2,695	$10	$440
Other real estate owned	1,843	—	—	1,843	176	190
					$186	$630

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets

Impaired loans	$2,024	$—	$—	$2,024	$2,075
Other real estate owned	1,884	—	—	1,884	265

					$2,340

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2013	(Level 1)	(Level 2)	(Level 3)	September 30, 2013	September 30, 2013
Assets

Impaired loans	$4,313	$—	$—	$4,313	$531	$949
Other real estate owned	2,568	—	—	2,568	57	146
					$588	$1,095

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11. SHAREHOLDER’S EQUITY

In August 2012 the Corporation consummated the $7.000 million rights offering and the investment by Steinhardt Capital Investors, LLLP (“SCI”) by issuing 2,140,123 shares of common stock for net proceeds of $11.506 million.  Also, in August 2012, the Corporation exited the TARP Capital Purchase Program (“CPP”) when the Corporation’s 11,000 Series A Preferred Shares, issued in April, 2009 to the U.S. Treasury, were publically offered and sold.  The Corporation repurchased the 379,310 of Common Stock Warrants issued to the U.S. Treasury under the CPP in December, 2012 for $1.3 million. During 2013, the Corporation redeemed all of the outstanding Series A Preferred Shares.

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

	September 30,	December 31,	September 30,
	2013	2013	2013
Commitments to extend credit:
Variable rate	$54,962	$36,039	$32,061
Fixed rate	19,092	15,070	24,536
Standby letters of credit - Variable rate	5,730	5,077	4,741
Credit card commitments - Fixed rate	3,286	3,152	3,162

	$83,070	$59,338	$64,500

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2014 represents $100.912 million, or 26.30%, compared to $101.406 million, or 28.68%, of the commercial loan portfolio on September 30, 2013.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

13.  PENDING ACQUISITION

On July 18, 2014, the Corporation announced the signing of a definitive agreement to acquire Peninsula Financial Corporation (“Peninsula”) for $13.285 million.  The purchase price of Peninsula contemplates a special dividend to Peninsula shareholders prior to the consummation that would reduce the acquired equity to $10.5 million.  Peninsula is headquartered in Marquette County, Michigan and is the parent of Peninsula Bank with September 30 assets of approximately $132 million and six banking offices.  The consummation of this transaction is expected to occur early in the fourth quarter of 2014.  The Corporation has received all regulatory approvals for the transaction; however, the acquisition is subject to Peninsula shareholder approval, with a vote scheduled for November 24, 2014.

The Corporation, in connection with this transaction, filed a proxy statement/prospectus on Form S-4 on September 3, 2014, an amendment to the S-4 on October 20, 2014, and a final proxy statement/prospectus on October 29, 2014. These documents provide more detailed pro-forma financial information with respect to the pending acquisition.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2014, the Corporation recorded net deferred tax assets of approximately $8.681 million.  If an additional valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2014 net income available to common shareholders of $.886 million or $.16 per share compared to net income of $.846 million, or $.15 per share for the third quarter of 2013.  Income for the nine months ended September 30, 2014 totaled $2.352 million, or $.43 per share, compared to $2.719 million, or $.49 per share for the same period in 2013.

Weighted average shares totaled 5,532,966 shares for the nine month period in 2014 and 5,540,200 shares in the 2013 third quarter compared to 5,559,108 shares and 5,562,835 shares in 2013.

The net interest margin for the third quarter of 2014 increased to $5.886 million, or 4.18%, compared to $5.348 million, of 4.12% in the third quarter of 2013.  The nine month margin in 2014 was $17.138 million, or 4.20% compared to $15.773 million, or 4.15%.

Total assets of the Corporation at September 30, 2014 were $613.943 million, up by $46.026 million, or 8.10% from the $567.917 million in total assets reported at September 30, 2013 and up by $41.143 million, or 7.18%, from total assets of $572.800 million at year-end 2013.  The loan portfolio increased $34.541 million, or 7.14%, from December 31, 2013 balances of $483.832 million.  Deposits totaled $491.206 million at September 30, 2014, an increase of $24.907 million from the $466.299 million at December 31, 2013.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $4.182 million during the first nine months of 2014.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $4.354 million from December 31, 2013 to September 30, 2014, with the balance on September 30, 2014, totaling $48.742 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of September 30, 2014, investment securities with an estimated fair value of $4.300 million were pledged to secure Federal Home Loan Bank borrowings.

Loans

Through the first nine months of 2014, loan balances increased by $34.541 million, or 7.14%, from December 31, 2013 balances of $483.832 million.  During the first nine months of 2014, the Bank had total loan production of $140.781 million, which included $21.395 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, SBA/USDA loan sales of $4.724 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.488 million.

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

Following is a summary of the loan portfolio at September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2014	Total	2013	Total	2013	Total

Commercial real estate	$272,803	52.63%	$268,809	55.56%	$257,961	54.60%
Commercial, financial, and agricultural	98,714	19.04	79,655	16.46	79,511	16.83
One to four family residential real estate	110,310	21.28	103,768	21.45	98,770	20.90
Construction:
Consumer	8,729	1.68	6,895	1.43	5,734	1.21
Commercial	12,242	2.36	10,904	2.25	16,054	3.40
Consumer	15,575	3.00	13,801	2.85	14,465	3.06
Total loans	$518,373	100.00%	$483,832	100.00%	$472,495	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2014, December 31, 2013 and September 30, 2013 (dollars in thousands):

	September 30, 2014			December 31, 2013			September 30, 2013
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - lessors of nonresidential buildings	$100,912	26.30%	150.32%	$100,333	27.92%	153.77%	$101,406	28.68%	151.25%
Hospitality and tourism	42,538	11.08	63.36	45,360	12.62	106.90	41,473	11.73	61.86
Lessors of residential buildings	16,262	4.24	24.22	14,191	3.95	21.75	14,573	4.12	21.74
Commercial construction	12,242	3.19	18.24	10,904	3.03	16.71	16,054	4.54	23.95
Gasoline stations and convenience stores	11,626	3.03	17.32	11,534	3.21	17.68	10,897	3.09	16.25
Real estate agents and managers	9,810	2.55	14.61	10,922	3.04	16.74	10,975	3.10	16.37
Other	190,369	49.61	283.57	166,124	46.23	254.60	158,148	44.74	235.88

Total Commercial Loans	$383,759	100.00%		$359,368	100.00%		$353,526	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2014.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2014, our residential loan portfolio totaled $110.310 million, or 21.28% of our total outstanding loans.

The Corporation has also extended credit to governmental units.  Tax-exempt loans and leases decreased from $1.526 million at the end of December 31, 2013 to $1.237 million at September 30, 2014.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net recoveries for the nine months ended September 30, 2014 amounted to $.057 million, compared to net charge-offs of $1.109 million, or .32% annualized, of average loans outstanding, for the same period in 2013.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013
Nonperforming Assets:
Nonaccrual Loans	$2,098	$1,410	$4,313
Loans past due 90 days or more	—	—	—
Restructured loans	597	614	—
Total nonperforming loans	2,695	2,024	4,313
Other real estate owned	1,843	1,884	2,568
Total nonperforming assets	$4,538	$3,908	$6,881
Nonperforming loans as a % of loans	.52%	.42%	.91%
Nonperforming assets as a % of assets	.74%	.68%	1.21%
Reserve for Loan Losses:
At period end	$5,279	$4,661	$4,959
As a % of loans	1.02%	.96%	1.05%
As a % of nonperforming loans	195.88%	230.29%	114.98%
As a % of nonaccrual loans	251.62%	330.57%	114.98%
Texas ratio*	6.27%	5.59%	9.56%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	September 30, 2014	December 31, 2013	September 30, 2013

Total loans, at period end	$518,373	$483,832	$472,495
Average loans for the period	$496,383	$462,500	$456,831

	For the Period Ended
	Nine Months Ended		Twelve Months Ended	Nine Months Ended
	September 30, 2014		December 31, 2013	September 30, 2013

Net charge-offs (recoveries) during the period	$(57)		$2,232	$1,109
Net charge-offs to average loans, annualized	N/M	%	.48%	.32%
Net charge-offs to beginning allowance balance	N/M	%	42.78%	21.27%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2014, the Corporation will again utilize a consultant for loan review.

As of September 30, 2014, the allowance for loan losses represented 1.02% of total loans.  At September 30, 2014, the allowance included specific reserves in the amount of $1.615 million, as compared to specific reserves of $1.111 million at December 31, 2013 and $2.479 million at September 30, 2013.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in “other real estate” or in some cases, “other assets” on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30 2014	December 31, 2012	September 30 2013

Balance at beginning of period	$1,884	$3,212	$3,212
Other real estate transferred from loans due to foreclosure	488	932	932
Other real estate sold	(339)	(1,996)	(1,429)
Writedowns on other real estate held for sale	(142)	(231)	(134)
Loss on sale of other real estate held for sale	(48)	(33)	(13)

Balance at end of period	$1,843	$1,884	$2,568

During the first nine months of 2014, the Corporation received real estate in lieu of loan payments of $.488 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first nine months of 2014.  Total deposits increased by $24.907 million, or 5.34%, in the first nine months of 2014.  The increase in deposits for the first nine months of 2014 is composed of a decrease in noncore deposits of $3.450 million and an increase in core deposits of $28.357 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2014	% of Total	2013	% of Total	2013	% of Total

Noninterest bearing	$84,073	17.11%	$72,936	15.64%	$70,063	15.17%
NOW, money market, checking	173,793	35.38	149,123	31.98	158,588	34.35
Savings	15,263	3.11	13,039	2.80	12,694	2.75
Certificates of Deposit <$100,000	130,821	26.63	140,495	30.13	133,821	28.99
Total core deposits	403,950	82.23	375,593	80.55	375,166	81.26

Certificates of Deposit >$100,000	24,891	5.07	23,159	4.97	23,816	5.16
Brokered CDs	62,365	12.70	67,547	14.48	62,706	13.58
Total non-core deposits	87,256	17.77	90,706	19.45	86,522	18.74

Total deposits	$491,206	100.00%	$466,299	100.00%	$461,688	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2014, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 1.71 years and a weighted average rate of 1.79% at September 30, 2014.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has an outstanding balance of $.779 million, with a fixed interest rate of 1% that matures in August 2024.

In addition to the above, the Corporation currently has two banking borrowing relationships.  The first relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2015.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.  The second borrowing relationship consists of a $10 million revolving line of credit, which can be increased to $25 million upon request, used to support asset based lending activities at a wholly-owned subsidiary that currently bears interest at 90-day LIBOR plus 2.75% and has an initial term that expires on September 10, 2016.

Shareholders’ Equity

Total shareholders’ equity increased $1.883 million from December 31, 2013 to September 30, 2014.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $2.352 million, a reduction for dividends on common stock of $.840 million, increases due to stock compensation of $.321 million, an increase in the market value of securities of $.193 million and a decrease due to the repurchase of common stock of $.143 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $2.352 million, or $.43 per share, in the first nine months of 2014, compared to $2.719 million or $.49 per share for the first nine months of 2013.  The year to date results include a provision for loan losses of $.561 million. Operating results for the same period in 2013 include a provision for loan losses of $.850 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $5.896 million, 4.19% of average earning assets, in the third quarter of 2014, compared to $5.366 million, and 4.13% of average earning assets, in the third quarter of 2013.  In the first nine months of 2014, net interest margin increased to $17.173 million, 4.21% of average earning assets, compared to $15.826 million, 4.17 % of average earning assets, for the same period in 2013.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2014-2013
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	2014	2013	Variance	Variance	Variance	Variance

Loans (1,2,3)	$509,618	$464,324	$45,294	5.18%	5.23%	$6,657	$6,117	$540	$597	$(52)	$(5)
Taxable securities	43,933	46,612	(2,679)	2.08	2.09	230	245	(15)	(14)	(1)	—
Nontaxable securities (2)	1,821	1,003	818	4.58	4.75	21	12	9	10	—	(1)
Federal funds sold	2	3	(1)	—	—	—	—	—	—	—	—
Other interest-earning assets	3,295	3,070	225	4.09	4.26	34	33	1	2	(1)	—
Total earning assets	558,669	515,012	43,657	4.93	4.94	6,942	6,407	535	595	(54)	(6)
Reserve for loan losses	(5,254)	(5,093)	(161)
Cash and due from banks	28,900	24,099	4,801
Fixed Assets	9,687	10,596	(909)
Other Real Estate	1,839	2,434	(595)
Other assets	13,999	13,041	958
Total assets	$607,840	$560,089	$47,751

NOW and money market deposits	$112,236	$119,225	$(6,989)	.34%	.25%	$95	$74	$21	$(4)	$27	$(2)
Interest checking	48,292	33,771	14,521.22		.28	27	24	3	10	(5)	(2)
Savings deposits	15,309	12,810	2,499.10		.09	4	3	1	1	—	—
CDs <$100,000	139,471	134,465	5,006	1.17	1.50	413	510	(97)	19	(112)	(4)
CDs >$100,000	24,177	24,257	(80)	1.23	1.54	75	94	(19)	—	(19)	—
Brokered deposits	71,335	59,559	11,776	1.10	1.15	198	173	25	34	(8)	(1)
Borrowings	44,296	36,449	7,847	2.10	1.77	234	163	71	35	30	6
Total interest-bearing liabilities	455,116	420,536	34,580.91		.98	1,046	1,041	5	95	(87)	(3)
Demand deposits	83,779	72,103	11,676
Other liabilities	2,387	1,316	1,071
Shareholders’ equity	66,558	66,134	424
Total liabilities and shareholders’ equity	$607,840	$560,089	$47,751
Rate spread				4.02%	3.96%
Net interest margin/revenue				4.19%	4.13%	$5,896	$5,366	$530	$500	$33	$(3)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate

(3)  Interest income on loans includes fees

	Nine Months Ended
								2014-2013
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2014	2013	(Decrease)	2014	2013	2014	2013	Variance	Variance	Variance	Variance

Loans (1,2,3)	$496,383	$456,831	$39,552	5.21%	5.30%	$19,346	$18,104	$1,242	$1,567	$(299)	$(26)
Taxable securities	44,238	46,929	(2,691)	2.15	2.07	711	726	(15)	(42)	28	(1)
Nontaxable securities (2)	1,719	889	830	4.82	4.81	62	32	30	30	—	—
Federal funds sold	2	3	(1)	—	—	—	—	—	—	—	—
Other interest-earning assets	3,176	3,070	106	4.80	4.18	114	96	18	3	14	1
Total earning assets	545,518	507,722	37,796	4.96	4.99	20,233	18,958	1,275	1,558	(257)	(26)
Reserve for loan losses	(5,024)	(5,133)	109
Cash and due from banks	23,025	20,216	2,809
Fixed Assets	9,907	10,621	(714)
Other Real Estate	2,002	2,965	(963)
Other assets	14,573	13,622	951
Total assets	$590,001	$550,013	$39,988

NOW and money market deposits	$108,476	$120,267	$(11,791)	.26%	.25%	$209	$224	$(15)	$(22)	$8	$(1)
Interest checking	42,946	35,526	7,420.22		.31	71	82	(11)	17	(23)	(5)
Savings deposits	14,683	13,121	1,562.10		.10	11	10	1	1	—	—
CDs <$100,000	145,385	132,365	13,020	1.20	1.58	1,306	1,567	(261)	154	(378)	(37)
CDs >$100,000	23,540	24,497	(957)	1.29	1.62	228	297	(69)	(12)	(60)	3
Brokered deposits	70,571	50,318	20,253	1.16	1.23	610	462	148	186	(27)	(11)
Borrowings	42,069	37,928	4,141	1.99	1.73	625	490	135	53	73	9
Total interest-bearing liabilities	447,670	414,022	33,648.91		1.01	3,060	3,132	(72)	377	(407)	(42)
Demand deposits	73,898	65,720	8,178
Other liabilities	2,571	1,672	899
Shareholders’ equity	65,862	68,599	(2,737)
Total liabilities and shareholders’ equity	$590,001	$550,013	$39,988
Rate spread				4.05%	3.98%
Net interest margin/revenue				4.21%	4.17%	$17,173	$15,826	$1,347	$1,181	$150	$16

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2014, the Corporation determined through this analysis that a $.561 million provision for loan loss was required, compared to $.850 million in the first nine months of 2013.

Other Income

Other income, at $2.109 million in the first nine months of 2014, decreased $.638 million from the $2.747 million in the same period in 2013.  Other income decreased primarily as a result of a reduced level of fees and gains on the sale of loans from secondary market mortgage lending of $.326 million from prior year period.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2014	2013	Dollars	Percent	2014	2013	Dollars	Percent

Deposit service fees	$168	$158	$10	6.33%	$517	$495	$22	4.44%
Income from loans sold in the secondary market	212	203	9	4.43	455	781	(326)	(41.74)
SBA/USDA loan sale gains	—	135	(135)	(100.00)	548	798	(250)	(31.33)
Mortgage servicing income	313	128	185	100.00	415	413	2	100.00
Other noninterest income	75	114	(39)	(34.21)	174	260	(86)	(33.08)

Total other income	$768	$738	$30	4.07%	$2,109	$2,747	$(638)	(23.23)%

Other Expense

For the first nine months of 2014, the Corporation recorded other expenses of $15.131 million, compared to $13.193 million in 2013, an increase of $.1.938 million.  The largest increase from the first nine months of 2013 was in salaries and benefits, largely reflective of the compensation packages for the staff up of our asset based lending subsidiary formed in the third quarter of 2013.  We also had increased occupancy costs between periods due primarily to our new Marquette branch office, which we moved into late in 2013.  We incurred some additional legal costs as well in the first nine months of 2014 for the exploration of acquisitions.

The following table details other expense for the three and nine months ended September 30, 2014 and 2013 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2014	2013	Dollars	Percentage	2014	2013	Dollars	Percentage

Salaries and employee benefits	$2,481	$2,226	$255	11.46%	$7,545	$6,907	$638	9.24%
Occupancy	511	362	149	41.16	1,595	1,107	488	44.08
Furniture and equipment	305	274	31	11.31	927	799	128	16.02
Data processing	288	269	19	7.06	862	802	60	7.48
Advertising	114	119	(5)	(4.20)	344	334	10	2.99
Professional service fees	276	161	115	71.43	883	706	177	25.07
Loan and deposit	144	55	89	161.82	306	173	133	76.88
Writedowns and losses on other real estate held for sale	176	57	119	208.77	190	146	44	30.14
FDIC insurance premiums	92	100	(8)	(8.00)	267	300	(33)	(11.00)
Telephone	84	84	—	—	248	229	19	8.30
Other	655	652	3	0.46	1,964	1,690	274	16.21
Total other expense	$5,126	$4,359	$767	17.60%	$15,131	$13,193	$1,938	14.69%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $16.3 million, and $2.4 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $8.681 million at September 30, 2014, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2014 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $22.401 million in cash and due from balances, negligible fed funds sold, $41.442 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first nine months of 2014, the Corporation increased cash and cash equivalents by $4.182 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in investing activities, with a net increase in loans of $35.022 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $24.907 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  The Corporation also has a line of credit with a correspondent bank with current availability of $7.500 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “well capitalized.”

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At September 30, 2014, the Bank’s core deposits in relation to total funding were 74.31% compared to 75.40% at September 30, 2013.  These ratios indicated at September 30, 2013, that the Bank has slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2014, the Bank had $20.875 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets.  Management continually evaluates deposit products offered in order to remain competitive in its goal of increasing core deposits. The Corporation also has the ability to augment local deposit growth efforts with wholesale CD funding.

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of September 30, 2014, the Corporation and Bank were well capitalized.  During the first nine months of 2014, total capitalization increased by $1.883 million.

The following table details sources of capital for the periods indicated (dollars in thousands):

	September 30,	December 31,	September 30,
	2014	2013	2013

Capital Structure
Shareholders’ equity	$67,132	$65,249	$63,045
Preferred stock	—	—	4,000
Total shareholders’ equity	$67,132	$65,249	$67,045
Total capitalization	$67,132	$65,249	$67,045
Tangible capital	$67,132	$65,249	$67,045

Intangible Assets
Core deposit premium	$—	$—	$—
Mortgage servicing rights	1,285	1,129	834
Total intangibles	$1,285	$1,129	$834

Regulatory capital
Tier 1 capital:
Shareholders’ equity	$67,132	$65,249	$67,045
Net unrealized (gains) losses on available for sale securities	(409)	(216)	(350)
Less: disallowed deferred tax asset	(5,000)	(7,000)	(6,200)
Less: disallowed intangibles	(129)	(113)	(83)
Total Tier 1 capital	$61,594	$57,920	$60,412
Tier 2 Capital:
Allowable reserve for loan losses	$5,279	$4,661	$4,959
Qualifying long-term debt	—	—
Total Tier 2 capital	5,279	4,661	4,959
Total capital	$66,873	$62,581	$65,371
Risk-adjusted assets	$522,462	$489,407	$483,229

Capital ratios:
Tier 1 Capital to average assets	10.23%	10.31%	10.90%
Tier 1 Capital to risk weighted assets	11.79%	11.83%	12.50%
Total Capital to risk weighted assets	12.80%	12.79%	13.53%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes, such as acquisition intangibles and noncurrent deferred tax benefits.

Presented below is a summary of the capital position in comparison to generally applicable regulatory requirements:

	Shareholders’	Tangible	Tier 1	Tier 1	Total
	Equity to	Equity to	Capital to	Capital to	Capital to
	Quarter-end	Quarter-end	Average	Risk-Weighted	Risk-Weighted
	Assets	Assets	Assets	Assets	Assets

Regulatory minumum for capital adequacy purposes	N/A	N/A	4.00%	4.00%	8.00%
Regulatory defined well capitalized guideline	N/A	N/A	5.00%	6.00%	10.00%

The Corporation:
September 30, 2014	10.93%	10.93%	10.23%	11.79%	12.80%
September 30, 2013	11.81%	11.81%	10.90%	12.50%	13.53%

The Bank:
September 30, 2014	11.11%	11.11%	10.36%	12.03%	13.02%
September 30, 2013	11.17%	11.17%	10.20%	11.70%	12.72%

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

Loans are the most significant earning asset.  The Corporation offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities.  In addition, the Corporation prices the majority of fixed rate loans so it has an opportunity to reprice the loan within 12 to 36 months.

The Corporation has established interest rate floors on approximately $143.954 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $102.304 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $38.622 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $48.742 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $273.129 million of transactional accounts, of which $84.073 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low cost accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

Other deposit products have a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years.  Longer term deposits generally include penalty provisions for early withdrawal.

Beyond general efforts to shorten the loan pricing periods and extend deposit maturities, management can manage interest rate risk by managing the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among other strategies.  Also, the rate of interest rate changes can impact the actions taken since the rate environment affects borrowers and depositors differently.

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

The following is the Corporation’s repricing opportunities at September 30, 2014 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$240,230	$100,882	$175,629	$1,632	$518,373
Securities	4,614	4,566	28,401	11,161	48,742
Other (1)	237	—	—	3,060	3,297

Total interest-earning assets	245,081	105,448	204,030	15,853	570,412

Interest-bearing obligations:
NOW, money market, savings, interest checking	189,056	—	—	—	189,056
Time deposits	33,678	45,612	76,291	131	155,712
Brokered CDs	7,877	8,000	46,488	—	62,365
Federal funds purchased	7,500	—	—	—	7,500
Borrowings	10,100	4,500	29,530	779	44,909

Total interest-bearing obligations	248,211	58,112	152,309	910	459,542

Gap	$(3,130)	$47,336	$51,721	$14,943	$110,870

Cumulative gap	$(3,130)	$44,206	$95,927	$110,870

(1)      Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2014, the Corporation had a cumulative asset sensitivity gap position of $44.206 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn more net interest income.  This is because more assets would reprice at higher rates than liabilities.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would decrease.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2013, the Corporation had a cumulative asset sensitivity gap position of $24.272 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 1.71 years and a weighted average rate of 1.79%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2014, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of September 30, 2014.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MACKINAC FINANCIAL CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. The Corporation believes that the disposition or ultimate resolution of such litigation will not have a material adverse effect on the consolidated financial position or results of operations of the Corporation.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits:

Exhibit 2.1*	Agreement and Plan of Merger, dated as of July 18, 2014, by and among Mackinac Financial Corporation, PFC Acquisition, LLC and Peninsula Financial Corporation.

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

* Previously filed as Exhibit 2.1 to Mackinac Financial Corporation’s Current Report on Form 8-K filed on July 23, 2014, File Number 000-20167.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2014	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)