Form 10-K
period 2014-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2015-03-31
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

OR

☐         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from          to

Commission File Number 0-20167

Mackinac Financial Corporation

(Exact name of registrant as specified in its charter)

Michigan (State or other jurisdiction of incorporation or organization)	38-2062816 (I.R.S. Employer Identification Number)

130 South Cedar Street

Manistique, Michigan 49854

(888) 343-8147
(Address, including ZIP Code, and telephone number,
including area code, of registrant’s principal executive offices)

Not Applicable

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $12.90 as of June 30, 2014, was $29.127 million.  As of March 27, 2015, there were outstanding 6,257,450 shares of the Corporation’s Common Stock (no par value).

Documents incorporated by reference:

Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2015 Annual Meeting of Shareholders to be filed subsequently are incorporated by reference into this report.

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

On December 5, 2014, the Corporation completed its acquisition of Peninsula Financial Corporation (“PFC”) and its wholly owned subsidiary, The Peninsula Bank.  PFC had six branch offices and $126 million in assets as of the acquisition date.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a combination of cash payments and the issuance of shares of the Corporation’s common stock to PFC shareholders.  Each share of PFC’s 288,000 shares of common stock was converted into the right to receive, at the shareholder’s election and subject to certain limitations (i) approximately 3.64 shares of the Corporation’s common stock, with cash paid in lieu of fractional shares, or (ii) cash at $46.13 per share of common stock.  The conversion of PFC’s shares resulted in the issuance of 695,361 shares of the Corporation’s common stock and payment of $4.484 million in cash to the former PFC shareholders.

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”).  The Bank currently has 13 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan’s Lower Peninsula.  The Bank maintains offices in Chippewa, Grand Traverse, Luce, Manistee, Marquette, Menominee, Oakland, Otsego, and Schoolcraft Counties.  The Bank provides drive-in convenience at 12 branch locations and has 20 automated teller machines. The Bank has no foreign offices.

The Corporation also owns four non-bank subsidiaries: First Manistique Agency, presently inactive; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities and Mackinac Commercial Credit, LLC, an asset based lending subsidiary located in Southeast Michigan.  The Bank represents the principal asset of the Corporation.  The Bank has one wholly owned subsidiary, mBank Title Insurance Agency, LLC, which provided title insurance services throughout Michigan, as of 2014 years end, this subsidiary was inactive.  The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.

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

Employees

As of December 31, 2014, the Corporation and its subsidiaries employed, in the aggregate, 171 employees equating to 160 full-time equivalents.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan. None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry.  This concentration represented $106.644million or 24.60% of the commercial loan portfolio at December 31, 2014.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

On December 5, 2014, upon the consummation of the merger of Peninsula with and into the Corporation, the Corporation consolidated Peninsula Bank with the Bank.  The acquisition nearly doubled the bank’s presence in the Upper Peninsula to 13 total branches and increased the total number of branches in Michigan from 11 to 17.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $28.375 million at December 31, 2014, with additional amounts available if collateralized.

As of December 31, 2014, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 below, for details on the Corporation’s foreign account activity.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank’s capital expenditures, earnings, or competitive position.

Supervision and Regulation

As a registered bank holding company, the Corporation is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act, as amended (the “BHCA”).  The Bank is subject to regulation and examination by the Michigan Department of Financial and Insurance Services (the “DIFS”) and the Federal Deposit Insurance Corporation (the “FDIC”).

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

In general, the regulations define the five capital categories as follows: (i) an institution is “well capitalized” if it has a total risk-based capital ratio of 10% or greater, has a Tier 1 risk-based capital ratio of 6% or greater, has a leverage ratio of 5% or greater and is not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it has a total risk-based capital ratio of 8% or greater, has Tier 1 risk-based capital ratio of 4% or greater, and has a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it has a total risk-based capital ratio of less than 8%, has a Tier 1 risk-based capital ratio that is less than 4% or has a leverage ratio that is less than 4%; (iv) an institution is “significantly undercapitalized” if it has a total risk-based capital ratio that is less than 6%, a Tier I risk-based capital ratio that is less than 3% or a leverage ratio that is less than 3%; (v) an institution is “critically undercapitalized” if its “tangible equity” is equal to or less than 2% of its total assets.  The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.  These regulatory ratios are subject to further review and adjustment as described under “Basel III” below.

Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below.

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

Under GLBA, a bank holding company may become certified as a financial holding company by filing a notice with the Federal Reserve Board, together with a certification that the bank holding company meets certain criteria, including capital, management, and Community Reinvestment Act requirements.  The Corporation is not currently required to qualify as a financial holding company.

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

Additional information pertaining to Supervision and Regulation is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below.

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

•                  Increased Capital Standards and Enhanced Supervision.

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

•                  Interchange Fee Limitations.

The Dodd-Frank Act gave the Federal Reserve Board the authority to establish rules regarding interchange fees charged for electronic debit transactions by a payment card issuer that, together with its affiliates, has assets of $10 billion or more and to enforce a new statutory requirement that such fees be reasonable and proportional to the actual cost of a transaction to the issuer.  The Federal Reserve Board has rules under this provision that limit the swipe fees that a debit card issuer can charge a merchant for a transaction to the sum of 21 cents and five basis points times the value of the transaction, plus up to one cent for fraud prevention costs.  While we are not directly subject to such regulations since our total assets do not exceed $10 billion, these regulations may impact our ability to compete with larger institutions who are subject to the restrictions.

We expect that many of the requirements called for in the Dodd-Frank Act will be implemented over time, and most will be subject to implementing regulations over the course of several years.  Given the uncertainty associated with the manner in which the provisions of the Dodd-Frank Act will be implemented by the various regulatory agencies and through regulations, the full extent of the impact such requirements will have on financial institutions’ operations is unclear.  The changes resulting from the Dodd-Frank Act may impact the profitability of our business activities, require changes to certain of our business practices, impose upon us more stringent capital, liquidity and leverage ratio requirements or otherwise adversely affect our business.  These changes may also require us to invest significant management attention and resources to evaluate and make necessary changes in order to comply with new statutory and regulatory requirements.

Basel III

On July 2, 2013, the Federal Reserve and OCC approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations, with an effective date of January 1, 2015.  The Regulatory Capital Framework (“Basel III”) implements several changes to the US regulatory capital framework required by the Dodd-Frank Act.  The new US capital framework imposes higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for US banking organizations.

The Basel III final rule establishes a new common equity Tier 1 capital (“CET1”) requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements are effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively.  Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period, beginning January 1, 2016.

	Adequately Capitalized	Well-Capitalized	Well-Capitalized
	Requirement, effective	Requirement, effective	with Buffer, fully
	January 1, 2015	January 1, 2015	phased in 2019

Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%

As required by Dodd-Frank, the Basel III final rule requires that capital instruments such as trust preferred securities and cumulative preferred shares be phased out of Tier 1 capital by January 1, 2016, for banking organizations that had $15 billion or more in total consolidated assets as of December 31, 2009 and permanently grandfathers as Tier 1 capital such instruments issued by these smaller entities prior to May 19, 2010 (provided they do not exceed 25% of Tier 1 capital).

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive income from CET1 capital.  The election to opt-out must be made on the banking organization’s first Call Report filed after January 1, 2015.  The Corporation intends to elect to opt-out to continue excluding Accumulated Other Comprehensive Income from its regulatory capital.

The Basel III final rule requires that goodwill and other intangible assets (other than mortgage servicing assets), net of associated deferred tax liabilities, be deducted from CET1 capital.  Additionally, deferred tax assets that arise from net operating loss and tax credit carryforwards, net of associated deferred tax liabilities and valuation allowances, are fully deducted from CET1 capital.  However, deferred tax assets arising from temporary differences that could not be realized through net operating loss carrybacks, along with mortgage servicing assets and “significant” (defined as greater than 10% of the issued and outstanding common stock of the unconsolidated financial institution) investments in the common stock of unconsolidated “financial institutions” are partially includible in CET1 capital, subject to deductions defined in the final rule.  Our preliminary calculations indicate we will meet or exceed the new requirements to continue to be classified as well-capitalized under Basel III as of January 1, 2015.

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

Selected Statistical Information

I.                Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential

The key components of net interest income, the daily average balance sheet for each year — including the components of earning assets and supporting obligations — the related interest income on a fully tax equivalent basis and interest expense, as well as the average rates earned and paid on these assets and obligations is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below.

An analysis of the changes in net interest income from period-to-period and the relative effect of the changes in interest income and expense due to changes in the average balances of earning assets and interest-bearing obligations and changes in interest rates is contained under the caption “Management’s Discussion and Analysis of Financial Condition and Results of Operations” under Item 7 below.

II.    Investment Portfolio

A.            Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2014	2013	2012
US Treasuries	$5,280	$—	$—
Corporate	12,674	16,079	18,977
US Agencies	22,717	14,855	10,404
US Agencies - MBS	13,688	7,359	8,374
State and political subdivisions	11,473	6,095	6,044
Total	$65,832	$44,388	$43,799

B.            Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2014 (fully taxable equivalent, dollars in thousands):

		After one,	After five,			Weighted
	In one year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)

US Treasuries	$—	$5,280	$—	$—	$5,280	1.47%
US Agencies	—	16,782	5,137	798	22,717	1.69%
US Agencies - MBS	—	2,463	3,694	7,531	13,688	2.49%
Corporate	8,176	4,498	—	—	12,674	1.72%
State and politicial subdivisions	704	2,264	5,224	3,281	11,473	4.17%

Total	$8,880	$31,287	$14,055	$11,610	$65,832

Weighted average yield (1)	1.59%	1.88%	3.14%	2.84%	2.27%

(1)  Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.      Loan Portfolio

A.            Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2014	2013	2012	2011	2010

Commercial real estate	$315,387	$268,809	$244,966	$199,201	$194,859
Commercial, financial and agricultural	101,895	79,655	80,646	92,269	68,858
One to four family residential real estate	139,553	103,768	87,948	77,332	75,074
Construction	25,715	17,799	24,694	25,519	39,012
Consumer	18,385	13,801	10,923	6,925	5,283

Total	$600,935	$483,832	$449,177	$401,246	$383,086

B.            Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2014, based on scheduled principal repayments (dollars in thousands):

		Commercial,	1-4 Family
	Commercial	Financial, and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$143,942	$69,587	$106,871	$558	$12,051	$333,009
Fixed interest rates	2,820	1,563	2,603	1,434	9,387	17,807

After one year but within five years:
Variable interest rates	—	—	—	—	—	—
Fixed interest rates	165,792	27,253	14,419	15,913	4,089	227,466

After five years:
Variable interest rates	—	—	—	—	—	—
Fixed interest rates	2,833	3,492	15,660	480	188	22,653

Total	$315,387	$101,895	$139,553	$18,385	$25,715	$600,935

C.            Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2014	2013	2012	2011	2010

Nonaccrual loans	$3,939	$1,406	$4,687	$5,490	$5,921

Interest income that would have been recorded for nonaccrual loans under original terms	130	228	313	363	583

Interest income recorded during period for nonaccrual loans	—	—	54	118	141

Accruing loans past due 90 days or more	—	—	—	—	—

Restructured loans not included above	3,105	618	—	2,503	4,642

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2014	2013	2012	2011	2010

Balance of allowance for loan losses at beginning of period	$4,661	$5,218	$5,251	$6,613	$5,225

Loans charged off:
Commercial	682	2,171	775	3,258	5,027
One to four family residential real estate	290	141	399	490	410
Consumer	74	120	82	52	48
Total loans charged off	1,046	2,432	1,256	3,800	5,485

Recoveries of loans previously charged off:
Commercial	259	150	253	128	346
One to four family residential real estate	22	26	7	1	11
Consumer	44	24	18	9	16
Total recoveries	325	200	278	138	373

Net loans charged off	721	2,232	978	3,662	5,112
Provisions charged to expense	1,200	1,675	945	2,300	6,500

Balance at end of period	$5,140	$4,661	$5,218	$5,251	$6,613

Average loans outstanding	509,749	462,500	422,440	388,115	384,347

Ratio of net charge-offs	.14%	.48%	.23%	.94%	1.33%

B.            Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2014		2013		2012		2011		2010
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$2,813	54.73%	$1,849	39.67%	$3,267	62.61%	$2,973	56.62%	$3,460	52.32%

Commercial, financial, and agricultural	1,539	29.94%	1,378	29.56%	692	13.26%	1,079	20.55%	1,018	15.39%

Commercial construction	142	2.76%	80	1.72%	125	2.40%	207	3.94%	389	5.88%

1-4 family residential real estate	285	5.54%	516	11.07%	980	18.78%	1,114	21.22%	1,622	24.53%

Consumer construction	6.12%		25.54%		—	.00%	—	.00%	—	.00%

Consumer	13.25%		148	3.18%	—	.00%	—	.00%	—	.00%

Unallocated general reserves	342	6.66%	665	14.26%	154	2.95%	(122)	-2.33%	124	1.88%

Total	$5,140	100.00%	$4,661	100.00%	$5,218	100.00%	$5,251	100.00%	$6,613	100.00%

V.            Deposits

Deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

VI.       Return on Equity and Assets

See Item 6 of this Form 10-K, “Selected Financial Data”

VII.  Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 19 to the Corporation’s Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 1B.  Unresolved Staff Comments

None.

Item 2.  Properties

The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854.  The headquarters location is owned by the Corporation and not subject to any mortgage.

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations.  Of the 17 branch locations 10 are owned and 7 are leased. The Corporation has additional office space to house and administrative operational support.  The Corporation also leases one office that supports our commercial lending.  Below is a comprehensive listing of our branch locations:

Birmingham	260 E. Brown Street, Suite 300	Birmingham, MI	Leased
Escanaba	2224 N. Lincoln Road	Escanaba, MI	Owned
Gaylord	1955 S. Otsego Avenue	Gaylord, MI	Owned
Ishpeming - Downtown	100 S. Main Street	Ishpeming, MI	Owned
Ishpeming - Jubilee	900 US 41 West	Ishpeming, MI	Leased
Ishpeming - West	US West & 170 N. Daisy Street	Ishpeming, MI	Leased
Kaleva	14429 Wuoksi Avenue	Kaleva, MI	Owned
Manistique	130 South Cedar Street	Manistique, MI	Owned
Manistique - Jack’s	735 E. Lakeshore Drive	Manistique, MI	Leased
Marquette	857 W. Washington Street	Marquette, MI	Leased
Marquette - McClellan	175 S. McClellan Avenue	Marquette, MI	Owned
Marquette - Medical Center	1414 W. Fair Avenue, Suite 140	Marquette, MI	Leased
Negaunee	440 US 41 East	Negaunee, MI	Leased
Newberry	414 Newberry Avenue	Newberry, MI	Owned
Sault Ste. Marie	138 Ridge Street	Sault Ste. Marie, MI	Owned
Stephenson	S216 Menominee Street	Stephenson, MI	Owned
Traverse City	3530 North Country Drive	Traverse City, MI	Owned

Item 3.  Legal Proceedings

There are no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Item 4.  Mine Safety Disclosures

Not applicable.

PART II

Item 5.  Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC.  The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2013 through December 31, 2014, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2014
High	$15.06	$14.19	$13.70	$12.10
Low	9.86	11.35	10.28	9.95
Close	12.54	12.90	11.30	11.85
Dividends declared per share	.050	.050	.050	.075
Book value	11.89	12.03	12.06	11.81

2013
High	$9.25	$9.25	$10.09	$10.14
Low	7.09	8.25	8.61	8.38
Close	9.04	8.88	9.05	9.90
Dividends delcared per share	.04	.04	.04	.05
Book value	11.16	11.26	11.30	11.77

The Corporation had approximately 1,600 shareholders of record as of March 30, 2015.

Dividends

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation, out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.

The Bank paid a $3.0 million dividend in 2013 and 2014. The Corporation declared a $.075 dividend per share on its common stock in the fourth quarter of 2014.  There were no sales of unregistered securities in 2014.  In 2013, the Corporation approved a stock buyback program.  In 2014, the Corporation repurchased 13,700 shares of its common stock at a total purchase price of $143,298.  During 2013, the Corporation repurchased 55,594 shares of its common stock at a total purchase price of $509,334.

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  There were no dividends declared or paid by the Bank in 2012. The Bank paid a dividend of $3.0 million to the Corporation in 2013 and 2014, respectively. The Corporation declared cash dividends per common share of $.04 in 2004, $.17 in 2014 and $.225 in 2014.

Issuer Purchases of Equity Securities

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  Shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013 and an additional $600,000 on December 17, 2013.  Neither of these authorizations has an expiration date. The Corporation purchased 55,594 shares for $509,334 in 2013 and 13,700 shares of its common stock for $143,298 in 2014. As of December 31, 2014 the Corporation had $547,367 remaining of the previously authorized buyback amount. There was no common stock purchased by the Corporation in the fourth quarter of 2014.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2014. The following information is based on an investment of $100, on December 31, 2009 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.  Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31
	2014	2013	2012	2011	2010
SELECTED FINANCIAL CONDITION DATA:
Total assets	$743,785	$572,800	$545,980	$498,311	$478,696
Loans	600,935	483,832	449,177	401,246	383,086
Securities	65,832	44,388	43,799	38,727	33,860
Deposits	606,973	466,299	434,557	404,789	386,779
Borrowings	49,846	37,852	35,925	35,997	36,069
Common shareholders’ equity	73,996	65,249	61,448	44,342	43,176
Total shareholders’ equity	73,996	65,249	72,448	55,263	53,882

SELECTED OPERATIONS DATA:
Interest income	$27,669	$25,523	$24,427	$23,072	$22,840
Interest expense	4,142	4,124	4,603	5,143	6,455
Net interest income	23,527	21,399	19,824	17,929	16,385
Provision for loan losses	1,200	1,675	945	2,300	6,500
Net security gains (losses)	54	73	—	(1)	215
Other income	3,058	3,865	4,043	3,657	2,580
Other expenses	(22,610)	(18,128)	(16,757)	(15,969)	(16,598)
Income (loss) before income taxes	2,829	5,534	6,165	3,316	(3,918)
Provision (credit) for income taxes	1,129	(403)	(922)	1,098	(3,500)
Net income (loss)	1,700	5,937	7,087	2,218	(418)
Preferred dividend and accretion of discount	—	308	629	766	742
Net income available to common shareholders	$1,700	$5,629	$6,458	$1,452	$(1,160)

PER SHARE DATA:
Earnings (loss) - Basic	$.30	$1.01	$1.51	$.42	$(.34)
Earnings (loss) - Diluted	.30	1.00	1.46	.41	(.34)
Cash dividends declared	.225	0.170	0.040	—	—
Book value	11.81	11.77	11.05	12.97	12.63
Market value - closing price at year end	11.85	9.90	7.09	5.42	4.58

FINANCIAL RATIOS:
Return on average common equity	2.57%	9.07%	12.43%	3.30%	(2.64)%
Return on average total equity	2.57	8.26	10.26	2.66	(2.06)
Return on average assets	.28	1.01	1.23	.30	(.23)
Dividend payout ratio	75.00	16.83	2.65	N/A	N/A
Average equity to average assets	10.94	12.28	11.95	11.15	11.17
Efficiency ratio	74.43	67.46	67.95	68.43	72.57
Net interest margin	4.19	4.17	4.17	4.06	3.66

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	.66%	.42%	1.04%	1.99%	2.76%
Nonperforming assets to total assets	.93	.58	1.45	2.24	3.37
Allowance for loan losses to total loans	.86	.96	1.16	1.18	1.73
Allowance for loan losses to nonperforming loans	130.49	230.29	111.33	65.69	62.61
Net charge-offs to average loans	.14	.48	.23	.94	1.33
Texas ratio	9.37	5.59	10.25	18.56	26.66

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

•                  As a community banking organization, the Corporation’s success depends upon local and regional economic conditions and has different lending risks than larger banks.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimated based on experience, judgment and expectations regarding borrowers and economic conditions, as well as regulator judgments.  We can make no assurance that our loan loss reserves will be sufficient to absorb future loan losses of prevent a material adverse effect on its business, profitability or financial condition.

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

•                  We have limited experience in integrating acquisitions and may not realize the expected benefits of our recent acquisition of The Peninsula Bank.

•                  Our controls and procedures may fail or be circumvented.

•                  Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At December 31, 2014, net deferred tax assets are approximately $11.498 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

•                  Our information systems may experience an interruption of breach in security.

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

Among the many requirements if the Dodd-Frank Act for new banking regulations is a requirement for new capital regulations to be adopted within 18 months.  These regulations must be at least as stringent as, and may call for higher levels of capital than, current regulations.

Strategic Risks

•                  Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services.

•                  Future growth or operating results may require us to raise additional capital but that capital may not be available.

Reputation Risks

•                  Unauthorized disclosure of sensitive of confidential client or customer information, whether through a breach of our computer system or otherwise, could severely harm our business.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2014 and 2013 and the results of operations for 2012 through 2014. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2013 and 2014.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

Taxable equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 34% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

Dollar amounts in tables are stated in thousands, except for per share data.

Executive Summary

The purpose of this section is to provide a brief summary of the 2014 results of operations and financial condition.  A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $1.700 million or $.30 per share, for the year ended December 31, 2014, compared to net income of $5.629 million, or $1.01 per share, for 2013 and $6.458 million, or $1.51 per share, in 2012.  The 2014 results include nonrecurring transaction related expenses of $2.475 million.  The 2013 and 2012 consolidated and bank results include a deferred tax valuation adjustment of $2.250 million, or $.40 per share and $3.000 million, $.70 per share, respectively.

Total assets of the Corporation at December 31, 2014, were $743.785 million, an increase of $170.985 million, or 29.85% from total assets of $572.800 million reported at December 31, 2013.

At December 31, 2014, the Corporation’s loans stood at $600.935 million, an increase of $117.103 million, or 24.20%, from 2013 year-end balances of $483.832 million.  Acquired loans, net of purchase accounting adjustments had a balance of $64.123 million at December 31, 2014.  Total loan production in 2014 amounted to $183.403 million, which included $29.871 million of secondary market mortgage loans sold.  The Corporation also sold $7.075 million of SBA/USDA guaranteed loans.  Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

Nonperforming loans totaled $3.939 million, or .66% of total loans at December 31, 2014.  Nonperforming assets at December 31, 2014, were $6.949 million, .93% of total assets, compared to $3.908 million or .68% of total assets at December 31, 2013.

Total deposits increased from $466.299 million at December 31, 2013, to $606.973 million at December 31, 2014, an increase of 30.17%.  The increase in deposits in 2014 was comprised of an increase in wholesale deposits of $45.238 million and an increase in core deposits of $95.436 million, largely a result of the Peninsula transaction.  In 2014, the Corporation utilized wholesale deposits in order to better manage interest rate risk in funding fixed rate loans.

Shareholders’ equity totaled $73.996 million at December 31, 2014, compared to $65.249 million at the end of 2013, an increase of $8.747 million.  This change reflects the net income available to common shareholders of $1.700 million, other comprehensive income of $.297 million, an increase related to stock compensation expense of $.429 million, the impact acquisition of Peninsula of $7.804 million, a decrease related to the exercise of stock options of $.032 million, the repurchase of common stock of $.143 million and dividends declared on common stock of $1.308 million.  The book value per common share at December 31, 2014, amounted to $11.81 compared to $11.87 at the end of 2013.

On December 5, 2014, the Corporation completed its acquisition of Peninsula Financial Corporation (“PFC”) and its wholly owned subsidiary, The Peninsula Bank.  PFC had six branch offices and $126 million in assets as of the acquisition date.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a combination of cash and the issuance of shares of the Corporation’s common stock to PFC shareholders.  Each share of PFC’s 288,000 shares of common stock was converted into the right to receive 3.64 shares of the Corporation’s common stock, with cash paid in lieu of fractional shares.  PFC shareholders also had the option to receive cash at $46.13 per share of common stock.  The conversion of PFC’s shares resulted in the issuance of 695,361 shares of the Corporation’s common stock and payment of $4.484 million in cash to the former PFC shareholders.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2014	2013	2012

Taxable-equivalent net interest income	$23,575	$21,471	$19,898
Taxable-equivalent adjustment	(48)	(72)	(74)

Net interest income, per income statement	23,527	21,399	19,824
Provision for loan losses	1,200	1,675	945
Other income	3,112	3,938	4,043
Other expense	22,610	18,128	16,757

Income before provision for income taxes	2,829	5,534	6,165
Provision for (benefit of) income taxes	1,129	(403)	(922)

Net income	$1,700	$5,937	$7,087
Preferred dividend expense	—	308	629

Net income available to common shareholders	$1,700	$5,629	$6,458

Earnings per common share
Basic	$.30	$1.01	$1.51
Diluted	$.30	$1.00	$1.51

Return on average assets	.28%	1.01%	1.23%
Return on average common equity	2.57	9.07	12.43
Return on average equity	2.57	8.26	10.26

Summary

The Corporation reported net income available to common shareholders of $1.700 million in 2014, compared to $5.629 million in 2013 and $6.458 million in 2012.  The 2014 results include a provision for loan loss of $1.200 million and nonrecurring transaction related expense of $2.475 million.  The 2013 results include a deferred tax valuation adjustment of $2.250 million, and reduced nonperforming costs.  The 2012 results include significantly reduced credit related expenses and a decreased loan loss provision.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources.  Net interest revenue is the Corporation’s principal source of revenue, representing 88% of total revenue in 2014.  The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $2.104 million from $21.471 million in 2013 to $23.575 million in 2014.  In 2014, interest rates were stable with the prime rate at 3.25% for the entire year.  The Corporation experienced a decrease, five basis points, in the overall rates on earnings assets from 4.99% in 2013 to 4.94% in 2014.  Interest bearing funding sources declined by nine basis points, from .99% in 2013 to .90% in 2014.  The combination of these effective rate changes resulted in a slight increase in net interest margin from 4.19% in 2013 to 4.20% in 2014.

In 2013, the Corporation benefited from higher levels of low interest transactional deposit instruments and repricing of term deposits.  In addition to the benefits derived from repriced deposit liabilities and a higher level of transactional deposits, the corporation experienced solid loan growth.

The following table details sources of net interest income for the three years ended December 31 (dollars in thousands):

	2014	Mix	2013	Mix	2012	Mix
Interest Income
Loans	$26,491	95.74%	$24,400	95.60%	$23,313	95.44%
Funds sold	—	—	—	—	18	0.07
Taxable securities	962	3.48	961	3.77	948	3.88
Nontaxable securities	64.23		34.13		27	0.11
Other interest-earning assets	152.55		128.50		121.50
Total earning assets	27,669	100.00%	25,523	100.00%	24,427	100.00%
Interest Expense
NOW, money markets, checking	404	9.75%	388	9.41%	548	11.91%
Savings	15.35		13.32		16	0.35
CDs <$100,000	1,680	40.56	2,033	49.29	2,429	52.77
CDs >$100,000	304	7.34	380	9.21	433	9.41
Brokered deposits	815	19.68	654	15.86	520	11.30
Borrowings	924	22.31	656	15.91	657	14.27
Total interest-bearing funds	4,142	100.00%	4,124	100.00%	4,603	100.00%

Net interest income	$23,527		$21,399		$19,824

Average Rates
Earning assets	4.93%		4.98%		5.14%
Interest-bearing funds	.90		.99		1.15
Interest rate spread	4.03		3.99		3.99

As shown in the table above, income on loans provides more than 95% of the Corporation’s interest revenue.  The Corporation’s loan portfolio has approximately $333.009 million of variable rate loans that predominantly reprice with changes in the prime rate and $267.926 million of fixed rate loans.  A large portion of the variable rate loans, 44%, or $148.120 million, have interest rate floors.  These loans will not reprice until the prime rate increases to the extent necessary to surpass the interest rate floor.  A prime rate increase of 100 basis points or more will reprice $104.337 million of these loans with floors, while the majority of the remainder will reprice with an additional 100 basis point increase in the prime rate.

The majority of interest bearing liabilities do not reprice automatically with changes in interest rates, which provides flexibility to manage interest income.  Management monitors the interest rate sensitivity of earning assets and interest bearing liabilities to minimize the risk of movements in interest rates.

The following table presents the amount of taxable equivalent interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Years ended December 31,
	2014			2013			2012
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$509,749	$26,506	5.20%	$462,500	$24,454	5.29%	$422,440	$23,373	5.53%
Taxable securities	45,172	962	2.13	46,294	961	2.08	38,094	948	2.49
Nontaxable securities (2)	2,062	97	4.70	1,002	51	5.09	850	41	4.82
Federal Funds sold	78	—	—	3	—	—	11,127	18.16
Other interest-earning assets	3,810	152	3.99	3,070	128	4.17	3,070	121	3.94
Total earning assets	560,871	27,717	4.94	512,869	25,594	4.99	475,581	24,501	5.15
Reserve for loan losses	(5,187)			(5,045)			(5,232)
Cash and due from banks	23,124			20,535			28,561
Fixed assets	10,174			10,632			10,254
Other real estate owned	2,088			2,800			3,392
Other assets	14,542			13,361			14,184
	44,741			42,283			51,159

TOTAL ASSETS	$605,612			$555,152			$526,740

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$114,313	$309.27%		$120,401	$289.24%		$119,053	$406.34%
Interest checking	45,158	95.21		35,242	99.28		31,837	142.45
Savings deposits	15,717	15.10		13,052	13.10		13,682	16.12
CDs <$100,000	144,061	1,680	1.17	133,082	2,032	1.53	138,767	2,429	1.75
CDs >$100,000	24,288	304	1.25	24,243	380	1.57	25,128	433	1.72
Brokered deposits	69,833	815	1.17	53,435	654	1.22	36,569	520	1.42
Borrowings	45,451	924	2.03	37,838	656	1.73	35,973	657	1.83
Total interest-bearing liabilities	458,821	4,142.90%		417,293	4,123.99		401,009	4,603	1.15
Demand deposits	76,880			67,596			59,730
Other liabilities	3,662			2,091			3,062
Shareholders’ equity	66,249			68,172			62,939
	146,791			137,859			125,731

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$605,612			$555,152			$526,740

Rate spread			4.04			4.00%			4.00%
Net interest margin/revenue, tax equivalent basis		$23,575	4.20%		$21,471	4.19%		$19,898	4.18%

(1)          For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.

(2)          The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate.

(3)          Interest income on loans includes loan fees.

The following table presents the dollar amount, in thousands, of changes in taxable equivalent interest income and interest expense for major components of interest-earning assets and interest-bearing obligations.  It distinguishes between changes related to higher or lower outstanding balances and changes due to the levels and fluctuations in interest rates.  For each category of interest-earning assets and interest-bearing obligations, information is provided for changes attributable to (i) changes in volume (i.e. changes in volume multiplied by prior period rate) and (ii) changes in rate (i.e. changes in rate multiplied by prior period volume).  For purposes of this table, changes attributable to both rate and volume are shown as a separate variance.

	Years ended December 31,
	2014 vs. 2013				2013 vs. 2012
	Increase (Decrease)				Increase (Decrease)
	Due to			Total	Due to			Total
			Volume	Increase			Volume	Increase
	Volume	Rate	and Rate	(Decrease)	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$2,498	$(405)	$(41)	$2,052	$2,216	$(1,037)	$(98)	$1,081
Taxable securities	(23)	25	(1)	1	204	(157)	(34)	13
Nontaxable securities	54	(4)	(4)	46	7	2	1	10
Federal funds sold	—	—	—	—	(18)	(18)	18	(18)
Other interest earning assets	31	(6)	(1)	24	—	7	—	7

Total interest earning assets	$2,560	$(390)	$(47)	$2,123	$2,409	$(1,203)	$(113)	$1,093

Interest bearing obligations:
NOW and money market deposits	$(15)	$37	$(2)	$20	$5	$(120)	$(2)	$(117)
Interest checking	28	(25)	(7)	(4)	15	(53)	(5)	(43)
Savings deposits	3	(1)	—	2	(1)	(2)	—	(3)
CDs <$100,000	168	(480)	(40)	(352)	(100)	(310)	13	(397)
CDs >$100,000	1	(77)	—	(76)	(15)	(39)	1	(53)
Brokered deposits	200	(30)	(9)	161	240	(72)	(34)	134
Borrowings	132	113	23	268	34	(33)	(2)	(1)

Total interest bearing obligations	$517	$(463)	$(35)	$19	$178	$(629)	$(29)	$(480)

Net interest income, tax equivalent basis				$2,104				$1,573

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During 2014, the Corporation recorded a provision for loan loss of $1.200 million, compared to a provision of $1.675 million in 2013 and $.945 million in 2012.

Noninterest Income

Noninterest income was $3.112 million, $3.938 million, and $4.043 million in 2014, 2013, and 2012, respectively.  The principal recurring sources of noninterest income are the gains on the sale of SBA/USDA guaranteed loans and secondary market loans.  In 2014, revenues from these two business lines totaled $1.394 million compared to $1.979 million in 2013 and $2.566 million in 2012.  The Corporation, in recent years, expanded its efforts to generate increased income from secondary market loans by adding additional staff and centralizing processing activities.  The Corporation also retains the servicing for the majority of mortgage loans sold to the secondary market.  In 2014, income from servicing mortgages amounted to $.675 million, compared to $.790 million in 2013 and $.417 million in 2012.

Deposit related income totaled $.701 million in 2014 compared to $.667 million in 2013 and $.699 million in 2012.   The Corporation has experienced continued decline in deposit related income as a result of changes in the assessments mandated by new consumer regulations.  The current regulatory environment may limit the Corporation’s ability to grow these revenue sources.

The following table details noninterest income for the three years ended December 31 (dollars in thousands):

				% Increase (Decrease)
	2014	2013	2012	2014-2013	2013-2012
Deposit service charges	$150	$109	$110	37.61%	(.91)%
NSF Fees	551	558	589	(1.25)	(5.26)
Gain on sale of secondary market loans	493	794	1,077	(37.91)	(26.28)
Secondary market fees generated	144	234	313	(38.46)	(25.24)
SBA Fees	757	951	1,176	(20.40)	(19.13)
Mortgage servicing rights	675	790	417	(14.56)	89.45
Other	288	429	361	(32.87)	18.84
Subtotal	3,058	3,865	4,043	(20.88)	(4.40)
Net security gains	54	73	—	(26.03)	100.00

Total noninterest income	$3,112	$3,938	$4,043	(20.98)%	(2.60)%

Noninterest Expense

Noninterest expense was $22.610 million in 2014, compared to $18.128 million and $16.757 million in 2013 and 2012, respectively.  In 2014, the increase in noninterest expense totaled $4.481 million, or 24.72%.  This increase was higher than normal due in large part to nonrecurring transaction related expenses of $2.475 million, along with other costs related to strategic initiatives.  Salaries and benefits, at $10.303 million, increased by $.952 million, 10.18%, from the 2013 expenses of $9.351 million and compared to $8.288 million in 2012.  Expense increases on salaries and benefits in 2013 were largely due to increased staffing (due to the additions at our asset based lending subsidiary), combined with increased employee benefits costs relative to health insurance premium increases and stock compensation expenses related to the issuance of restricted stock.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the three years ended December 31 (dollars in thousands):

				% Increase (Decrease)
	2014	2013	2012	2014 - 2013	2013 - 2012
Salaries and benefits	$10,303	$9,351	$8,288	10.18%	12.83%
Occupancy	2,129	1,481	1,372	43.75	7.94
Furniture and equipment	1,268	1,102	885	15.06	24.52
Data processing	1,150	1,071	991	7.38	8.07
Professional service fees:
Accounting	375	362	368	3.59	(1.63)
Legal	205	264	396	(22.35)	(33.33)
Consulting and other	583	443	432	31.60	2.55
Total professional service fees	1,163	1,069	1,196	8.79	(10.62)
Loan and deposit	699	617	877	13.29	(29.65)
Writedowns and losses on OREO held for sale	280	265	489	5.66	(45.81)
FDIC insurance assessment	362	385	459	(5.97)	(16.12)
Telephone	327	303	233	7.92	30.04
Advertising	449	436	376	2.98	15.96
Nonrecurring transaction related expenses	2,475	—	—	100.00	—
Other operating expenses	2,005	2,048	1,591	(2.10)	28.72
Total noninterest expense	$22,610	$18,128	$16,757	24.72%	8.18%

Federal Income Taxes

A deferred tax asset is recognized for temporary differences that will result in deductible amounts in future years and contain tax carryforwards including past net operating losses and tax credits.  For example, a temporary difference is created between the reported amount and the tax basis of a liability for estimated expenses if, for tax purposes, those estimated expenses are not deductible until a future year.  Settlement of that liability will result in tax deductions in future years, and a deferred tax asset is recognized based on the weight of available evidence.  All available evidence, both positive and negative, is considered to determine whether, based on the weight of that evidence, a valuation allowance is needed for some portion or all of a deferred tax asset.  Judgment must be used in considering the relative impact of negative and positive evidence.  The weight given to the potential effect of negative and positive evidence should be commensurate with the extent to which it can be objectively verified.  The more negative evidence that exists, (a) the more positive evidence is necessary and (b) the more difficult it is to support a conclusion that a valuation allowance is not needed.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $16.2 million, and $2.353 million, respectively.  The Corporation will evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration and recognizes the additional benefits as an adjustment to the valuation allowance.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $10.5 million, and the majority of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

Current Federal Tax Provision

The Corporation recognized a deferred tax expense of approximately $1.129 million for the year ended December 31, 2014 and a federal income tax benefit of $.403 million for the year ended December 31, 2013.  The valuation allowance at December 31, 2014 was approximately $.760 million.  The Corporation has reduced the valuation allowance as it was determined that it was “more likely than not” that these benefits would be realized.  In December 2013, the Corporation reduced the valuation by $2.250 million and in June 2012 a reduction of $3.0 million was recorded.  The Corporation made these determinations after a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period.  This analysis substantiated the ability to utilize these deferred tax assets.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

In connection with the Peninsula acquisition in December 2014, the Corporation acquired $.933 million of NOL carryforward and approximately $.217 million of various tax credits, which it expects to utilize prior to expiration.

The table below details the Corporation’s deferred tax assets and liabilities (dollars in thousands):

	2014	2013
Deferred tax assets:
NOL carryforward	$5,500	$6,737
Allowance for loan losses	2,194	1,585
Alternative Minimum Tax Credit	1,586	1,463
OREO Tax basis > book basis	474	138
Tax credit carryovers	767	672
Deferred compensation	576	152
Pension liability	475	—
Stock compensation	247	267
Depreciation	(88)	157
Purchase accounting adjustments	2,095	—
Other	33	188

Total deferred tax assets	13,859	11,359

Valuation allowance	$(760)	$(760)

Deferred tax liabilities:
Core deposit premium	(407)	—
FHLB stock dividend	(103)	(103)
Unrealized gain on securities	(363)	(111)
Mortgage servicing rights	(658)	(452)
Other	(70)	—
Total deferred tax liabilities	(1,601)	(666)

Net deferred tax asset	$11,498	$9,933

As shown in the table above, the NOL and tax credit carryforwards comprise the majority of the deferred tax asset, which is reduced by the $.760 million valuation adjustment as of December 31, 2014.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for those credits that may expire has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2014		2013		2012
(dollars in thousands)	Balance	Mix	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$95,498	12.84%	$72,936	12.73%	$67,652	12.39%
Interest-bearing transactional deposits	240,580	32.35	162,162	28.31	169,294	31.01
CD’s <$100,000	134,951	18.14	140,495	24.53	135,550	24.83
Total core deposit funding	471,029	63.33	375,593	65.57	372,496	68.23
CD’s >$100,000	30,316	4.08	23,159	4.04	24,355	4.46
Brokered deposits	105,628	14.20	67,547	11.79	37,706	6.91
Total noncore deposit funding	135,944	18.28	90,706	15.84	62,061	11.37
FHLB and other borrowings	49,846	6.70	37,852	6.61	35,925	6.58
Other liabilities	12,970	1.74	3,400.59		3,050.56
Shareholders’ equity	73,996	9.95	65,249	11.39	72,448	13.27

Total	$743,785	100.00%	$572,800	100.00%	$545,980	100.00%

Uses of Funds:
Net Loans	$595,795	80.11%	$479,171	83.66%	$443,959	81.32%
Securities available for sale	65,832	8.85	44,388	7.75	43,799	8.02
Federal funds sold	—	—	3.00		3.00
Federal Home Loan Bank Stock	2,973.40		3,060.53		3,060.56
Interest-bearing deposits	5,797.78		10.00		10.00
Cash and due from banks	21,947	2.95	18,216	3.18	26,958	4.94
Other assets	51,441	6.92	27,952	4.88	28,191	5.16

Total	$743,785	100.00%	$572,800	100.00%	$545,980	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity.  Securities increased $21.444 million in 2014, from $44.388 million at December 31, 2013 to $65.832 million at December 31, 2014.  Acquired securities, net of purchase accounting adjustments, totaled $22.144 million at year-end.

The carrying value of the Corporation’s securities is as follows at December 31 (dollars in thousands):

	2014	2013

US Agencies	$22,717	$14,855
US Agencies - MBS	13,688	7,359
Corporate	12,674	16,079
Obligations of states and political subdivisions	11,473	6,095
US Treasury	5,280	—

Total securities	$65,832	$44,388

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies.  The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions.  At December 31, 2014, investment securities with an estimated fair market value of $4.181 million were pledged.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets.  The majority of its loans are commercial, which represents approximately 72% of total loans outstanding at December 31, 2014.

The Corporation continued to experience strong loan demand in 2014 with approximately $183.403 million of new loan production, including $29.871 million of mortgage loans sold in the secondary market.  At 2014 year-end, the Corporation’s loans stood at $600.935 million, an increase from the 2013 year-end balances of $483.832 million.  In 2014, the secondary mortgage loans that were produced and sold totaled $29.871 million while the SBA/USDA loan sales amounted to $7.075 million.  The production of loans was distributed among the regions, with the Upper Peninsula at $104.601 million, $40.133 million in the Northern Lower Peninsula and $38.669 million in Southeast Michigan.

The December 2014 acquisition of loans added $72.289 million to our consolidated loan portfolio.  These acquired loans consisted of approximately $30 million commercial loans and $34 million consumer loans, net of purchase accounting adjustments.  These acquired loans did not result in any concentration risk.

Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with changes to the loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio.  Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.  The Corporation is highly competitive in structuring loans to meet borrowing needs and satisfy strong underwriting requirements.

The following table details the loan activity for 2013 and 2014 (dollars in thousands):

Loan balances as of December 31, 2012	$449,177

Total production	190,918
Secondary market sales	(54,736)
SBA loan sales	(8,393)
Loans transferred to OREO	(932)
Loans charged off, net of recoveries	(2,232)
Normal amortization/paydowns and payoffs	(89,970)

Loan balances as of December 31, 2013	$483,832

Total production	183,403
Total loans acquired	72,289
Secondary market sales	(29,871)
SBA loan sales	(7,075)
Loans transferred to OREO	(588)
Loans charged off, net of recoveries	(721)
Normal amortization/paydowns and payoffs	(100,334)

Loan balances as of December 31, 2014	$600,935

Following is a table that illustrates the balance changes in the loan portfolio from 2012 through 2014 year end (dollars in thousands):

				Percent Change
	2014	2013	2012	2014-2013	2013-2012

Commercial real estate	$315,387	$268,809	$244,966	17.33%	9.73%
Commercial, financial, and agricultural	101,895	79,655	80,646	27.92	(1.23)

One-to-four family residential real estate	139,553	103,768	87,948	34.49	17.99
Construction:
Consumer	9,431	6,895	7,465	36.78	(7.64)
Commercial	16,284	10,904	17,229	49.34	(36.71)
Consumer	18,385	13,801	10,923	33.21	26.35

Total	$600,935	$483,832	$449,177	24.20%	7.72%

Our commercial real estate loan portfolio predominantly relates to owner occupied real estate, and our loans are generally secured by a first mortgage lien.  Commercial real estate market conditions improved in 2014, and we expect this trend to continue.  We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral.  Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending.

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2014			2013
		% of	% of		% of	% of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$106,644	24.60%	144.12%	$100,333	23.14%	153.77
Hospitality and tourism	46,211	10.66	62.45	45,360	10.46	69.52
Lessors of residential buildings	19,776	4.56	26.73	14,191	3.27	21.75
Commercial construction	16,284	3.76	22.01	10,904	2.51	16.71
Gasoline stations and convenience stores	13,841	3.19	18.71	11,534	2.66	17.68
Real estate agents and managers	9,454	2.18	12.78	10,922	2.52	16.74
Other	221,356	51.05	299.15	166,124	38.32	254.60

Total commercial loans	$433,566	100.00%		$359,368	82.89%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2014 year-end.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner-occupied developments.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of December 31, 2014, our residential loan portfolio totaled $148.984 million, or 25% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases decreased from $1.526 million at the end of 2013 to $.858 million at 2014 year-end.  The Corporation has elected to refrain from making tax-exempt loans, since they provide no current tax benefit, due to tax net operating loss carryforwards.

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

The Corporation, at December 31, 2014, had performing loans of $3.105 million and no nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans.  The total restructured loans of $3.105 million is comprised of six performing loans, the largest of which had a December 31, 2014 balance of $1.186 million.

Credit Quality

The table below shows balances of nonperforming assets for the three years ended December 31 (dollars in thousands):

	December 31,	December 31,	December 31,
	2014	2013	2012
	(Unaudited)	(Unaudited)	(Unaudited)
Nonperforming Assets :
Nonaccrual loans	$3,939	$1,410	$4,687
Loans past due 90 days or more	—	—	—
Restructured loans	—	614	—
Total nonperforming loans	3,939	2,024	4,687
Other real estate owned	3,010	1,884	3,212
Total nonperforming assets	$6,949	$3,908	$7,899
Nonperforming loans as a % of loans	.28%	.42%	1.04
Nonperforming assets as a % of assets	.63%	.68%	1.45
Reserve for Loan Losses:
At period end	$5,140	$4,661	$5,218
As a % of average loans	1.01%	.96%	1.24
As a % of nonperforming loans	130.49%	230.29%	111.33
As a % of nonaccrual loans	130.49%	330.57%	111.33
Texas Ratio	9.37%	5.59%	10.17

Charge-off Information (year to date):
Average loans	$509,749	$462,500	$442,440
Net charge-offs	$721	$2,232	$978
Charge-offs as a % of average loans, annualized	.14%	.48%	.23

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2014 independent review provided findings similar to management on the overall adequacy of the reserve.  The Corporation will again utilize a consultant for loan review in 2015.

The following table details the impact of nonperforming loans on interest income for the three years ended December 31 (dollars in thousands):

	2014	2013	2012
Interest income that would have been recorded at original rate	$130	$228	$313
Interest income that was actually recorded	—	—	54

Net interest lost	$130	$228	$259

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2014 amounted to $.721 million, or .14% of average loans outstanding, compared to $2.232 million, or .48% of loans outstanding in 2012.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

A three year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2014	2013	2012

Balance at beginning of period	$4,661	$5,218	$5,251
Loans charged off:
Commercial	682	2,171	775
One-to-four family residential real estate	290	141	399
Consumer	74	120	82
Total loans charged off	1,046	2,432	1,256
Recoveries of loans previously charged off:
Commercial	259	150	253
One-to-four family residential real estate	22	26	7
Consumer	44	24	18
Total recoveries of loans previously charged off	325	200	278
Net loans charged off	721	2,232	978
Provision for loan losses	1,200	1,675	945

Balance at end of period	$5,140	$4,661	$5,218

Total loans, period end	$600,935	$483,832	$449,177
Average loans for the year	509,749	462,500	422,440
Allowance to total loans at end of year	.86%	.96%	1.16%
Net charge-offs to average loans	.14	.48	.23
Net charge-offs to beginning allowance balance	15.47	42.78	18.63

The computation of the required allowance for loan losses as of any point in time is one of the critical accounting estimates made by management in the financial statements.  As such, factors used to establish the allowance could change significantly from the assumptions made and impact future earnings positively or negatively.  The future of the national and local economies and the resulting impact on borrowers’ ability to repay their loans and the value of collateral are examples of areas where assumptions must be made for individual loans, as well as the overall portfolio.

The allowance for loan losses consists of specific and general components.  Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined in the accounting guidance.  The specific component relates to loans that are individually classified as impaired and where expected cash flows are less than carrying value.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include: 1) changes in the nature, volume and terms of loans, 2) changes in lending personnel, 3) changes in the quality of the loan review function, 4) changes in nature and volume of past-due, nonaccrual and/or classified loans, 5) changes in concentration of credit risk, 6) changes in economic and industry conditions, 7) changes in legal and regulatory requirements, 8) unemployment and inflation statistics, and 9) underlying collateral values.

At the end of 2014, the allowance for loan losses represented .86% of total loans.  The allowance for loan losses at the end of 2014 as a percentage of nonperforming assets was 73.97% compared to 119.27% at 2013 year end.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.  This position is further illustrated with the ratio of the allowance as a percent of nonperforming loans, which stood at 130.49% at December 31, 2014, compared to 230.29% at 2013 year end.

The Corporation completed the acquisition of Peninsula Financial Corporation on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.321 million.  The Corporation recorded these loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  For the period of December 5, 2014 to December 31, 2014, recorded interest compared to accretable interest on acquired impaired loans was immaterial and no significant payments of principal were recorded.

As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits.  The Corporation carries this collateral in other real estate held for sale on the balance sheet.

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2012	3,212
Other real estate transferred from loans due to foreclosure	932
Other real estate sold	(1,996)
Writedowns on other real estate held for sales	(231)
Loss on other real estate held for sale	(33)

Balance at December 31, 2013	$1,884

Other real estate transferred from loans due to foreclosure	588
Other real estate acquired, net of purchase accounting	1,193
Other real estate sold	(375)
Writedowns on other real estate held for sales	(228)
Loss on other real estate held for sale	(52)

Balance at December 31, 2014	$3,010

During 2014, the Corporation received real estate in lieu of loan payments of $.588 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value.  After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2014 were $606.973 million, an increase of $140.674 million, or 30.17% from December 31, 2013 deposits of $466.299 million.  Deposits acquired totaled $102.482 million at 2014 year end.  The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2014	Mix	2013	Mix	2012	Mix

CORE:
Non-interest-bearing	$95,498	15.73%	$72,936	15.64%	$67,652	15.57%
NOW, money market, checking	212,565	35.02	149,123	31.98	155,465	35.78
Savings	28,015	4.62	13,039	2.80	13,829	3.18
Certificates of Deposit <$100,000	134,951	22.23	140,495	30.13	135,550	31.19
Total core deposits	471,029	77.60	375,593	80.55	372,496	85.72

NONCORE:
Certificates of Deposit >$100,000	30,316	4.99	23,159	4.97	24,355	5.60
Brokered CDs	105,628	17.40	67,547	14.48	37,706	8.68
Total non-core deposits	135,944	22.40	90,706	19.45	62,061	14.28

Total deposits	$606,973	100.00%	$466,299	100.00%	$434,557	100.00%

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

Loans are the most significant earning asset.  Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices, such as the prime rate or rates paid on various government issued securities.  When loans are made with longer-term fixed rates, the Corporation attempts to match these balances with sources of funding with similar maturities in order to mitigate interest rate risk.  In addition, the Corporation prices loans so it has an opportunity to reprice the loan within 12 to 36 months.

At December 31, 2014 the Bank had $65.832 million of securities, with a weighted average maturity of 73.9 months.  The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell monies as investments in federal funds sold to correspondent banks, and has other interest bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation offers deposit products with a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years.  Longer-term deposits generally include penalty provisions for early withdrawal.

Beyond general efforts to shorten the loan pricing periods and extend deposit maturities, management can manage interest rate risk by the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among other strategies.  Also, the rate of interest rate changes can impact the actions taken, since the speed of change affects borrowers and depositors differently.

Exposure to interest rate risk is reviewed on a regular basis.  Interest rate risk is the potential of economic losses due to future interest rate changes.  These economic losses can be reflected as a loss of future net interest income and/or a loss of current fair market values. The objective is to measure the effect of interest rate changes on net interest income and to structure the composition of the balance sheet to minimize interest rate risk and, at the same time, maximize income.

Management realizes certain risks are inherent and that the goal is to identify and minimize the risks.  Tools used by management include maturity and repricing analysis and interest rate sensitivity analysis.  The Bank has monthly asset/ liability (“ALCO”) meetings, whose membership includes senior management, board representation and third party investment consultants.  During these monthly meetings, we review the current ALCO position and strategize about future opportunities on risks relative to pricing and positioning of assets and liabilities.

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

Assets and liabilities scheduled to reprice are reported in the following timeframes.  Those instruments with a variable interest rate tied to an index and considered immediately repricable are reported in the 1 to 90 day timeframe.  The estimates of principal amortization and prepayments are assigned to the following time frames.

The following are the Corporation’s repricing opportunities at December 31, 2014 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$209,577	$168,091	$220,494	$2,773	$600,935
Securities	5,137	9,430	29,175	22,090	65,832
Other (1)	4,470	908	3,392	—	8,770

Total interest-earning assets	219,184	178,429	253,061	24,863	675,537

Interest-bearing obligations:
NOW, money market, savings and interest checking	240,580	—	—	—	240,580
Time deposits	23,720	67,910	73,518	119	165,267
Brokered CDs	20,831	24,404	60,393	—	105,628
Borrowings	11,767	374	37,305	400	49,846

Total interest-bearing obligations	296,898	92,688	171,216	519	561,321

Gap	$(77,714)	$85,741	$81,845	$24,344	$114,216

Cumulative gap	$(77,714)	$8,027	$89,872	$114,216

(1)  includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2014, the Corporation had a cumulative asset sensitivity gap position of $8.027 million within the one-year timeframe.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn more net interest income since more assets would reprice at higher rates than liabilities.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would decrease.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments.  In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2014, the Corporation had $333.009 million of variable rate loans that reprice primarily with the prime rate index.  Approximately $148.120 million of these variable rate loans have interest rate floors.  This means that the prime rate will have to increase above the floor rate before these loans will reprice.  At year end, $104.337 million of these floor-rate loans would reprice with a 100 basis point prime rate increase, with $41.336 million repricing with an additional 100 basis point prime rate increase.

At December 31, 2013, the Corporation had a cumulative asset sensitive gap position of $24.272 million within the one-year time frame.

The Corporation’s primary market risk exposure is interest rate risk and, to a lesser extent, liquidity risk and foreign exchange risk.  The Corporation has no market risk sensitive instruments held for trading purposes.   The Corporation has limited agricultural-related loan assets, and therefore, has minimal significant exposure to changes in commodity prices.  Any impact that changes in foreign exchange rates and commodity prices would have on interest rates are assumed to be insignificant.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2014 (dollars in thousands).  Nonaccrual loans of $3.939 million are included in the table at an average interest rate of 0.00% and a maturity greater than five years.

Principal/Notional Amount Maturing/Repricing In:

								Fair Value
	2015	2016	2017	2018	2019	Thereafter	Total	12/31/2013
Rate Sensitive Assets
Fixed interest rate securities	$8,880	$5,055	$2,203	$11,986	$12,541	$25,167	$65,832	$65,832
Average interest rate	1.59	2.27	1.60	1.51	2.12	3.01	2.27%

Fixed interest rate loans	17,807	27,265	58,265	86,314	55,622	22,653	267,926	268,209
Average interest rate	4.97	5.60	5.13	4.71	4.79	4.92	4.94

Variable interest rate loans	333,009	—	—	—	—	—	333,009	333,360
Average interest rate	4.67	—	—	—	—	—	4.67

Other assets	5,372	924	1,729	498	247	—	8,770	8,770
Average interest rate	2.38	.86	1.78	1.33	2.04	—	2.11

Total rate sensitive assets	$365,068	$33,244	$62,197	$98,798	$68,410	$47,820	$675,537	$676,171
Average interest rate	4.58%	4.96%	4.91%	4.30%	4.30%	3.53%	4.23%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$240,580	$—	$—	$—	$—	$—	240,580	$240,580
Average interest rate	.16	—	—	0	—	—%	.16%

Time deposits	136,660	94,797	29,794	8,875	650	119	270,895	270,456
Average interest rate	1.10	1.41	1.49	1.70	2.28	2.29	1.28

Variable interest rate borrowings	14,067	—	—	—	—	—	14,067	14,067
Average interest rate	3.82	—	—	—	—	—	3.82

Fixed interest rate borrowings	—	15,000	—	10,000	10,000	779	35,779	36,213
Average interest rate	—	2.03	—	1.11	1.72	1.00	1.66

Total rate sensitive liabilities	$377,240	$109,797	$29,794	$18,875	$10,650	$898	$547,254	$547,249
Average interest rate	.62%	1.49%	1.49%	1.39%	1.75%	1.17%	.88%

Foreign Exchange Risk

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking office in Sault Ste. Marie.  To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities.  As of December 31, 2014, the Corporation had excess Canadian assets of $.091 million, which equated to approximately the same valuation in U.S. dollars.  Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.  Management intends to limit the Corporation’s foreign exchange risk by acquiring deposit liabilities approximately equal to its Canadian assets.

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

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.  See Note 19 to the consolidated financial statements for additional information.

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

During 2014, the Corporation increased cash and cash equivalents by $3.728 million.  As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash used in investing activities and cash provided by financing activities.  The net change in investing activities included a net increase in loans of $50.969 million and a net increase in securities available for sale of $1.132 million.  The net increases in assets were offset by a similar increase in deposit liabilities of $39.724 million.  This increase in deposits was composed of an increase in non-core deposits of $45.238 million combined with an increase in core deposits of $95.436 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets.  As of December 31, 2014, $61.651 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2015, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  In December 2013, the Bank paid a $3.0 million dividend.  Bank capital, after payment of this dividend, was strong and above the “well capitalized” regulatory level.  The Corporation has a $12.0 million line of credit with a correspondent bank, which also serves as a source of liquidity.  As of December 31, 2014, $4.0 million was available under this line.  The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”).  The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management.  The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependency ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and other borrowings.

At December 31, 2014, the Bank’s core deposits in relation to total funding were 71.71% compared to 74.50% in 2013.  These ratios indicated at December 31, 2013, that the Bank has increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of December 31, 2014, the Bank had $28.375 million of unsecured lines available and additional amounts available if secured.  Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s liquidity plan for 2014 includes strategies to increase core deposits in the Corporation’s local markets and will continue to augment local deposit growth efforts with wholesale CD funding, to the extent necessary.

Contractual Obligations and Commitments

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2014, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
Contractual Obligations	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total

Total deposits	$472,943	$124,386	$9,525	$119	$606,973
Federal Home Loan Bank borrowings	—	15,000	20,000	—	35,000
Other borrowings	474	13,818	154	400	14,846
Directors’ deferred compensation	287	491	441	1,022	2,241
Annual rental / purchase commitments under noncancelable leases / contracts	724	1,251	913	4,232	7,120

TOTAL	$474,428	$154,946	$31,033	$5,773	$666,180

Other Commitments

Letters of credit	$6,072	$—	$—	$—	$6,072
Commitments to extend credit	68,325	—	—	—	68,325
Credit card commitments	3,267	—	—	—	3,267

TOTAL	$77,664	$—	$—	$—	$77,664

Capital and Regulatory

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital, and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of December 31, 2014, the Corporation and the Bank were well capitalized.

The Corporation and Bank capital is also impacted by the disallowed portion of the Corporation’s deferred tax asset.  The portion of the deferred tax asset which is allowed to be included in regulatory capital is only that portion that can be utilized within the next 12-month period.

The following table details sources of capital for the three years ended December 31 (dollars in thousands):

	2014	2013	2012
Capital Structure
Common shareholders’ equity	$73,996	$65,249	$61,448
Preferred stock	—	—	11,000
Total shareholders’ equity	73,996	65,249	72,448
Total capitalization	$73,996	$65,249	$72,448
Tangible capital	$68,800	$65,249	$72,448

Intangible Assets
Subsidiaries:
Core deposit premium	$1,196	$—	$—
Goodwill	3,805	—	—
Other identifiable intangibles	195	1,129	688
Total intangibles	$5,196	$1,129	$688

Risk-Based Capital
Tier 1 capital:
Total shareholders’ equity	$73,996	$65,249	$72,448
Accumulated other comprehensive income	(513)	(216)	(924)
Less: disallowed deferred tax asset	(6,000)	(7,000)	(7,100)
Less: disallowed intangibles	(5,196)	(113)	(69)
Total Tier 1 capital	$62,287	$57,920	$64,355
Tier 2 Capital:
Allowable reserve for loan losses	$5,140	$4,661	$5,218
Qualifying long-term debt	—	—	—
Total Tier 2 capital	5,140	4,661	5,218
Total risk-based capital	$67,427	$62,581	$69,573
Risk-weighted assets	$608,961	$489,407	$466,039
Capital Ratios:
Tier 1 Capital to average assets	8.57%	10.31%	11.98%
Tier 1 Capital to risk-weighted assets	10.23%	11.83%	13.81%
Total Capital to risk-weighted assets	11.07%	12.79%	14.93%

Regulatory capital is not the same as shareholders’ equity reported in the accompanying condensed consolidated financial statements.  Certain assets cannot be considered assets for regulatory purposes.  The Corporation’s acquisition intangibles and a portion of the deferred tax asset are examples of such assets, which was discussed earlier.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2014 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Well-Capitalized
	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$67,427	11.1%	>	$48,717	> 8.0%	>	$60,896	10.0%
mBank	$70,320	11.8%	>	$47,611	> 8.0%	>	$59,513	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$62,287	10.2%	>	$36,538	> 6.0%	>	$36,538	6.0%
mBank	$65,355	11.0%	>	$35,708	> 6.0%	>	$35,708	6.0%

Tier 1 capital to average assets:
Consolidated	$62,287	9.6%	>	$29,065	> 4.0%	>	$36,332	5.0%
mBank	$65,355	9.1%	>	$28,680	> 4.0%	>	$35,850	5.0%

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2013 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$62,581	12.8%	>	$39,153	> 8.0%		N/A	N/A
mBank	$60,537	12.4%	>	$38,944	> 8.0%	>	$48,680	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$57,920	11.8%	>	$19,576	> 4.0%		N/A	N/A
mBank	$55,947	11.5%	>	$19,472	> 4.0%	>	$29,208	6.0%

Tier 1 capital to average assets:
Consolidated	$57,920	10.3%	>	$22,469	> 4.0%		N/A	N/A
mBank	$55,947	10.0%	>	$22,352	> 4.0%	>	$27,940	5.0%

Impact of Inflation and Changing Prices

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles, which require the measurement of financial position and results of operations in historical dollars without considering the change in the relative purchasing power of money over time due to inflation.  The impact of inflation is reflected in the increased cost of the Corporation’s operations.  Nearly all the assets and liabilities of the Corporation are financial, unlike industrial or commercial companies.  As a result, the Corporation’s performance is directly impacted by changes in interest rates, which are indirectly influenced by inflationary expectations.  The Corporation’s ability to match the interest sensitivity of its financial assets to the interest sensitivity of its financial liabilities tends to minimize the effect of changes in interest rates on the Corporation’s performance.  Changes in interest rates do not necessarily move to the same extent as changes in the prices of goods and services.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk

Incorporated by reference to the Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth under Item 7 above.

Item 8.  Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders

Mackinac Financial Corp.

We have audited the accompanying consolidated balance sheet of Mackinac Financial Corp. (the Corporation) as of December 31, 2014 and 2013, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2014. These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Corporation’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackinac Financial Corp. as of December 31, 2014 and 2013, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

March 30, 2015

Auburn Hills, Michigan

Consolidated Balance Sheets

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

December 31, 2014 and 2013

(Dollars in Thousands)

	December 31,	December 31,
	2014	2013

ASSETS

Cash and due from banks	$21,947	$18,216
Federal funds sold	—	3
Cash and cash equivalents	21,947	18,219

Interest-bearing deposits in other financial institutions	5,797	10
Securities available for sale	65,832	44,388
Federal Home Loan Bank stock	2,973	3,060

Loans:
Commercial	433,566	359,368
Mortgage	148,984	110,663
Consumer	18,385	13,801
Total Loans	600,935	483,832
Allowance for loan losses	(5,140)	(4,661)
Net loans	595,795	479,171

Premises and equipment	12,658	10,210
Other real estate held for sale	3,010	1,884
Deferred Tax Asset	11,498	9,933
Deposit based intangible	1,196	—
Goodwill	3,805	—
Other assets	19,274	5,925

TOTAL ASSETS	$743,785	$572,800

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$95,498	$72,936
NOW, money market, interest checking	212,565	149,123
Savings	28,015	13,039
CDs<$100,000	134,951	140,495
CDs>$100,000	30,316	23,159
Brokered	105,628	67,547
Total deposits	606,973	466,299

Borrowings	49,846	37,852
Other liabilities	12,970	3,400
Total liabilities	669,789	507,551

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized 500,000 shares, Issued and outstanding - none and 11,000 shares	—	—
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares Issued and outstanding - 6,266,756 and 5,541,390, shares respectively	61,679	53,621
Retained earnings	11,804	11,412
Accumulated other comprehensive income	513	216

Total shareholders’ equity	73,996	65,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$743,785	$572,800

See accompanying notes to consolidated financial statements.

Consolidated Statements of Operations

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2014	2013	2012

INTEREST INCOME:
Interest and fees on loans:
Taxable	$26,461	$24,295	$23,197
Tax-exempt	30	105	116
Interest on securities:
Taxable	962	961	948
Tax-exempt	64	34	27
Other interest income	152	128	139
Total interest income	27,669	25,523	24,427

INTEREST EXPENSE:
Deposits	3,218	3,468	3,946
Borrowings	924	656	657
Total interest expense	4,142	4,124	4,603

Net interest income	23,527	21,399	19,824
Provision for loan losses	1,200	1,675	945
Net interest income after provision for loan losses	22,327	19,724	18,879

OTHER INCOME:
Deposit service fees	701	667	699
Income from loans sold on the secondary market	637	1,028	1,390
SBA/USDA loan sale gains	757	951	1,176
Mortgage servicing income	675	790	417
Net security gains	54	73	—
Other	288	429	361
Total other income	3,112	3,938	4,043

OTHER EXPENSE:
Salaries and employee benefits	10,303	9,351	8,288
Occupancy	2,129	1,481	1,372
Furniture and equipment	1,268	1,102	885
Data processing	1,150	1,071	991
Advertising	449	436	376
Professional service fees	1,163	1,069	1,196
Loan and deposit	699	617	877
Writedowns and losses on other real estate held for sale	280	265	489
FDIC insurance assessment	362	385	459
Telephone	327	303	233
Nonrecurring transaction related expenses	2,475	—	—
Other	2,005	2,048	1,591
Total other expenses	22,610	18,128	16,757

Income before income taxes	2,829	5,534	6,165
Provision (benefit of) for income taxes	1,129	(403)	(922)

NET INCOME	1,700	5,937	7,087

Preferred dividend and accretion of discount	—	308	629

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,700	$5,629	$6,458

INCOME PER COMMON SHARE:
Basic	$.30	$1.01	$1.51
Diluted	$.30	$1.00	$1.51
Cash dividends per share	$.225	$.170	$.120

See accompanying notes to consolidated financial statements.

Consolidated Statement of Comprehensive Income

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands)

	For the year ended
	December 31,
	2014	2013	2012

Net income	$1,700	$5,937	$7,087
Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	578	(999)	907
Reclassification adjustment for securities gains included in net income	(54)	(73)	—
Tax effect	(178)	364	(308)
Unrealized gains (losses) on available for sale securities	346	(708)	599

Defined benefit pension plans:
Net unrealized actuarial loss on defined benefit pension obligation	(74)	—	—
Amortization of net loss and settlement cost recognized in income	—	—	—
Tax effect	25	—	—
Changes from defined benefit pension plans	(49)	—	—
Other comprehensive income (loss), net of tax	297	(708)	599

Total comprehensive income	$1,997	$5,229	$7,686

See accompanying notes to consolidated financial statements.

Consolidated Statements of Changes in Shareholders’ Equity

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands)

					Accumulated
	Shares of	Preferred	Common Stock	Retained	Other
	Common	Stock	and Additional	Earnings	Comprehensive
	Stock	Series A	Paid in Capital	(Accumulated Deficit)	Income	Total

Balance, January 1, 2012	3,419,736	$10,921	$43,525	$492	$325	$55,263

Net income				7,087		7,087
Other comprehensive income:
Net unrealized income on securities available for sale	—	—	—	—	599	599
Total comprehensive income						7,686
Stock compensation	—	—	66	—	—	66
Issuance of common stock	2,140,123	—	11,506	—	—	11,506
Divided on common stock	—	—	—	(223)	—	(223)
Purchase of common stock warrants	—	—	(1,300)	—	—	(1,300)
Dividend on preferred stock	—	—	—	(550)	—	(550)
Accretion of preferred stock discount	—	79	—	(79)	—	—

Balance, December 31, 2012	5,559,859	11,000	53,797	6,727	924	72,448

Net income				5,937		5,937
Other comprehensive income (loss):
Net unrealized gain on securities available for sale	—	—	—	—	(708)	(708)
Total comprehensive income						5,229
Stock compensation	—	—	333	—	—	333
Issuance of common stock	37,125	—	—	—	—	—
Repurchase of common stock	(55,594)		(509)	—	—	(509)
Dividend on common stock	—	—	—	(944)	—	(944)
Dividend on preferred stock	—	—	—	(308)	—	(308)
Redemption of Preferred Series A	—	(11,000)	—	—	—	(11,000)

Balance, December 31, 2013	5,541,390	$—	$53,621	$11,412	$216	$65,249

Net income	—	—	—	1,700	—	1,700
Other comprehensive income (loss):
Net unrealized gain on securities available for sale	—	—	—	—	346	346
Actuarial loss on defined benefit	—	—	—	—		—
pension obligation	—	—	—	—	(49)	(49)
Total comprehensive income					297	1,997
Stock compensation	—	—	429	—		429
Issuance of common stock:						—
Acquisition - Peninsula Financial Corp	695,361	—	7,804	—	—	7,804
Stock option exercise	6,580	—	(32)	—	—	(32)
Restricted stock award vesting	37,125	—	—	—	—	—
Total issuance of common stock	739,066	—	7,772	—	—	7,772
Repurchase of common stock	(13,700)	—	(143)	—	—	(143)
Dividend on common stock	—	—	—	(1,308)	—	(1,308)

Balance, December 31, 2014	6,266,756	$—	$61,679	$11,804	$513	$73,996

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands)

	For the year ended December 31,
	2014	2013	2012
Cash Flows from Operating Activities:
Net income	$1,700	$5,937	$7,087
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,503	1,657	1,547
Provision for loan losses	1,200	1,675	945
Deferred income taxes, net	1,129	(403)	(922)
(Gain) loss on sales/calls of securities	(54)	(73)	—
(Gain) on sale of loans sold in the secondary market	(493)	(794)	(1,077)
Origination of loans held for sale in secondary market	(29,871)	(55,973)	(74,142)
Proceeds from sale of loans in the secondary market	30,364	56,767	75,219
Loss on sale of premises, equipment, and other real estate held for sale	81	304	31
Writedown of other real estate held for sale	228	231	496
Stock compensation	429	333	66
Change in other assets	(4,112)	(710)	(61)
Change in other liabilities	6,337	350	788
Net cash provided by operating activities	8,441	9,301	9,977

Cash Flows from Investing Activities:
Net increase in loans	(50,969)	(37,853)	(50,351)
Net decrease in interest-bearing deposits in other financial institutions	(225)	—	—
Purchase of securities available for sale	(8,317)	(15,709)	(15,209)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	9,449	13,698	10,668
Capital expenditures	(1,433)	(1,497)	(2,098)
Net cash used in Peninsula acquisition	(4,484)	—	—
Proceeds from sale of premises, equipment, and other real estate	912	2,410	775
Redemption of FHLB stock	87	—	—
Net cash (used in) investing activities	(54,980)	(38,951)	(56,215)

Cash Flows from Financing Activities:
Net increase in deposits	39,724	31,742	29,768
Net activity on line of credit	9,367	2,000	—
Net proceeds from stock issuance	—	—	11,506
Repurchase of common stock	(143)	(509)	—
Dividend on common stock	(1,308)	(944)	(223)
Redemption of Series A Preferred Stock	—	(11,000)	—
Repurchase of common stock warrants	—	—	(1,300)
Dividend on preferred stock	—	(308)	(550)
Proceeds from term borrowing	3,000	—	—
Principal payments on borrowings	(373)	(73)	(72)
Net cash provided by financing activities	50,267	20,908	39,129

Net (decrease) in cash and cash equivalents	3,728	(8,742)	(7,109)
Cash and cash equivalents at beginning of period	18,219	26,961	34,070

Cash and cash equivalents at end of period	$21,947	$18,219	$26,961

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,119	$4,157	$4,172
Income taxes	100	149	125

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	588	932	1,352

See accompanying notes to consolidated financial statements.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Mackinac Financial Corporation (the “Corporation”) and Subsidiaries conform to accounting principles generally accepted in the United States and prevailing practices within the banking industry. Significant accounting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, mBank (the “Bank”), Mackinac Commercial Credit, LLC (“MCC”, formed in late 2013) and other minor subsidiaries, after elimination of intercompany transactions and accounts.

Nature of Operations

The Corporation’s and the Bank’s revenues and assets are derived primarily from banking activities. The Bank’s primary market area is the Upper Peninsula, the northern portion of the Lower Peninsula of Michigan, and Oakland County in Lower Michigan.   The Bank provides to its customers commercial, real estate, agricultural, and consumer loans, as well as a variety of traditional deposit products. A portion, less than 1.0% of the Bank’s commercial loan portfolio consists of leases to commercial and governmental entities, which are secured by various types of equipment. These leases are dispersed geographically throughout the country. Less than 1.0% of the Corporation’s business activity is with Canadian customers and denominated in Canadian dollars.

While the Corporation’s chief decision makers monitor the revenue streams of the various Corporation products and services, operations are managed and financial performance is evaluated on a Corporation-wide basis. Accordingly, all of the Corporation’s banking operations are considered by management to be aggregated in one reportable operating segment.

Use of Estimates in Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenue and expenses during the period. Actual results could differ from those estimates.

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed real estate, deferred tax assets, and mortgage servicing rights.

Cash and Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents include cash on hand, noninterest-bearing deposits in correspondent banks, and federal funds sold. Generally, federal funds are purchased and sold for one-day periods.

Securities

The Corporation’s securities are classified and accounted for as securities available for sale. These securities are stated at fair value. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains and losses on securities available for sale are reported as accumulated other comprehensive income within shareholders’ equity until realized.  When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recognized in earnings and a new basis in the affected security is established.  Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Federal Home Loan Bank Stock

As a member of the Federal Home Loan Bank (FHLB) system, the Bank is required to hold stock in the FHLB based on the anticipated level of borrowings to be advanced.  This stock is recorded at cost, which approximates fair value.  Transfer of the stock is substantially restricted.

Interest Income and Fees on Loans

Interest income on loans is reported on the level-yield method and includes amortization of deferred loan fees and costs over the loan term.  Net loan commitment fees or costs for commitment periods greater than one year are deferred and amortized into fee income or other expense on a straight-line basis over the commitment period.  The accrual of interest on loans is discontinued when, in the opinion of management, it is probable that the borrower may be unable to meet payments as they become due as well as when required by regulatory provisions.  Upon such discontinuance, all unpaid accrued interest is reversed.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.  Interest income on impaired and nonaccrual loans is recorded on a cash basis.

Acquired Loans

Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses.  Fair value of acquired loans is determined using a discounted cash flow methodology based on assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, and current market rates.  In recording the fair values of acquired impaired loans at acquisition date, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of the accretable yield recognized on a prospective basis over the pool’s remaining life.

Performing acquired loans are accounted for under FASB Topic 310-20, Receivables — Nonrefundable Fees and Other Costs.  Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate.  The Corporation’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans.

Servicing Rights

Servicing assets are recognized as separate assets when rights are acquired through purchase or through sale of financial assets.  Capitalized servicing rights are reported in other assets and are amortized into noninterest income in proportion to, and over the period of, the estimated future net servicing income of the underlying financial assets.  Servicing assets are evaluated for impairment based on the fair value of the rights compared to amortized cost.  Impairment is determined by using prices for similar assets with similar characteristics, such as interest rates and terms.  Fair value is determined by using prices for similar assets with similar characteristics, when available, or based on discounted cash flows using market-based assumptions.  Impairment is recognized through a valuation allowance for an individual stratum, to the extent that fair value is less than the capitalized amount for the stratum.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Troubled Debt Restructuring

Troubled debt restructuring of loans is undertaken to improve the likelihood that the loan will be repaid in full under the modified terms in accordance with a reasonable repayment schedule.  All modified loans are evaluated to determine whether the loans should be reported as a Troubled Debt Restructure (TDR).  A loan is a TDR when the Corporation, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower by modifying or renewing a loan that the Corporation would not otherwise consider. To make this determination, the Corporation must determine whether (a) the borrower is experiencing financial difficulties and (b) the Corporation granted the borrower a concession. This determination requires consideration of all of the facts and circumstances surrounding the modification.  An overall general decline in the economy or some deterioration in a borrower’s financial condition does not automatically mean the borrower is experiencing financial difficulties.

Other Real Estate Held for Sale

Other real estate held for sale consists of assets acquired through, or in lieu of, foreclosure and other long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  Other real estate held for sale is initially recorded at the lower of cost or fair value, less costs to sell, establishing a new cost basis.  Valuations are periodically performed by management, and the assets’ carrying values are adjusted to the lower of cost basis or fair value less costs to sell.  Impairment losses are recognized for any initial or subsequent write-downs.  Net revenue and expenses from operations of other real estate held for sale are included in other expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Maintenance and repair costs are charged to expense as incurred.  Gains or losses on disposition of premises and equipment are reflected in income.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are annually tested for impairment.  The Corporation’s core deposit intangible is currently being amortized over its estimated useful life, ten years.

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan was set at 575,000.  Awards are made at the discretion of the Board of Directors.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period.  These gains and losses for the period are shown as a component of other comprehensive income.  The accumulated gains and losses are reported as a component of equity, net of any tax effect.  At December 31, 2014, the balance in accumulated other comprehensive income consisted of an unrealized gain on available for sales securities of $.562 million and actuarial losses on the defined benefit pension obligation of $.049 million.

Earnings per Common Share

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

The following shows the computation of basic and diluted earnings per share for the year ended December 31, 2014, 2013 and 2012 (dollars in thousands, except per share data):

	Year Ended December 31,
	2014	2013	2012

Net income	$1,700	$5,937	$7,087
Preferred stock dividends and accretion of discount	—	308	629
Net income available to common shareholders	$1,700	$5,629	$6,458

Weighted average shares outstanding	5,592,738	5,558,313	4,285,043
Effect of dilutive stock options, vesting of restricted stock units, and common stock warrants outstanding	61,073	91,745	—
Diluted weighted average shares outstanding	5,653,811	5,650,058	4,285,043
Income per common share:
Basic	$.30	$1.01	$1.51
Diluted	$.30	$1.00	$1.51

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes

Deferred income taxes have been provided under the liability method.  Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred asset will not be realized.

Off-Balance-Sheet Financial Instruments

In the ordinary course of business, the Corporation has entered into off-balance-sheet financial instruments consisting of commitments to extend credit, commitments under credit card arrangements, commercial letters of credit, and standby letters of credit.  For letters of credit, the Corporation recognizes a liability for the fair market value of the obligations it assumes under that guarantee.

Recent Developments

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

Reclassifications

Certain amounts in the 2013 and 2012 consolidated financial statements have been reclassified to conform to the 2014 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $9.519 million were restricted on December 31, 2014 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks.  Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000.

Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2014

US Treasury	$5,287	$3	$(10)	$5,280
Corporate	12,558	116	—	12,674
US Agencies	22,667	144	(94)	22,717
US Agencies - MBS	13,461	262	(35)	13,688
Obligations of states and political subdivisions	10,930	685	(142)	11,473

Total securities available for sale	$64,903	$1,210	$(281)	$65,832

December 31, 2013

Corporate	$15,862	$218	$(1)	$16,079
US Agencies	15,227	—	(372)	14,855
US Agencies - MBS	7,078	281	—	7,359
Obligations of states and political subdivisions	5,893	202	—	6,095

Total securities available for sale	$44,060	$701	$(373)	$44,388

At December 31, 2014 and 2013, the mortgage backed securities portfolio was $13.688 million (20.79%) and $7.359 million (16.58%), respectively, of the securities portfolio. At December 31, 2014, the entire mortgage backed securities portfolio consisted of securities issued and guaranteed by either the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), United States government-sponsored agencies.

Following is information pertaining to securities with gross unrealized losses at December 31, 2014 and 2013 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value

December 31, 2014

US Treasury	$(10)	$3,958	$—	$—
Corporate	—	—	—	—
US Agencies	(9)	1,494	(85)	7,411
US Agencies - MBS	(35)	4,511	—	—
Obligations of states and political subdivisions	(142)	386	—	—

Total securities available for sale	$(196)	$10,349	$(85)	$7,411

December 31, 2013

Corporate	$(1)	$1,390	$—	$—
US Agencies	(372)	14,855	—	—
US Agencies - MBS	—	—	—	—
Obligations of states and political subdivisions	—	—	—	—

Total securities available for sale	$(373)	$16,245	$—	$—

There were 17 securities in an unrealized loss position in 2014 and six in 2013.  The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 3 — SECURITIES AVAILABLE FOR SALE (CONTINUED)

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2014	2013	2012

Proceeds from sales and calls	$5,200	$10,156	$2,601
Gross gains on sales	54	73	—
Gross (losses) on sales and calls	—	—	—

The carrying value and estimated fair value of securities available for sale at December 31, 2014, by contractual maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$8,986	$8,824
Due after one year through five years	28,744	29,081
Due after five years through ten years	10,129	10,460
Due after ten years	3,583	3,779
Subtotal	51,442	52,144
US Agencies - MBS	13,461	13,688

Total	$64,903	$65,832

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

NOTE 4 - LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	2014	2013

Commercial real estate	$315,387	$268,809
Commercial, financial, and agricultural	101,895	79,655
One to four family residential real estate	139,553	103,768
Commercial construction	16,284	10,904
Consumer	18,385	13,801
Consumer construction	9,431	6,895

Total loans	$600,935	$483,832

The Corporation completed the acquisition of Peninsula Financial Corporation on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.312 million.  The Corporation recorded these loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  For the period of December 5, 2014 to December 31, 2014, recorded interest compared to accretable interest on acquired impaired loans was immaterial and no significant payments of principal were recorded.

The table below details the acquired portfolio at acquisition date:

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Loans acquired - contractual payments	$13,290	$53,849	$67,139
Nonaccretable difference	(2,234)	—	(2,234)
Expected cash flows	11,056	53,849	64,905
Accretable yield	(744)	(2,100)	(2,844)
Carrying balance at acquisition date	$10,312	$51,749	$62,061

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

An analysis of the allowance for loan losses for the years ended December 31 is as follows (dollars in thousands):

	2014	2013	2012

Balance, January 1	$4,661	$5,218	$5,251
Recoveries on loans previously charged off	325	200	278
Loans charged off	(1,046)	(2,432)	(1,256)
Provision	1,200	1,675	945

Balance, December 31	$5,140	$4,661	$5,218

In 2014, net charge off activity was $.721 million, or .14% of average loans outstanding compared to net charge-offs of $2.232 million, or .48% of average loans, in the same period in 2013 and $.978 million, or .23% of average loans, in 2012.  During 2014, a provision of $1.200 million was made to increase the allowance.  This provision was made in accordance with the Corporation’s allowance for loan loss reserve policy, which calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2014 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661
Charge-offs	(19)	(663)	—	(290)	—	(74)	—	(1,046)
Recoveries	131	78	50	22	—	44	—	325
Provision	852	746	12	37	(19)	(105)	(323)	1,200
Ending balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140

Loans:
Ending balance	$315,387	$101,895	$16,284	$139,553	$9,431	$18,385	$—	$600,935
Ending balance ALLR	(2,813)	(1,539)	(142)	(285)	(6)	(13)	(342)	(5,140)
Net loans	$312,574	$100,356	$16,142	$139,268	$9,425	$18,372	$(342)	$595,795

Ending balance ALLR:
Individually evaluated	$704	$492	$—	$19	$—	$1	$—	$1,216
Collectively evaluated	2,109	1,047	142	266	6	12	342	3,924
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140

Ending balance Loans:
Individually evaluated	$1,374	$863	$—	$768	$—	$72	$—	$3,077
Collectively evaluated	308,661	100,330	16,126	134,908	9,216	18,305	—	587,546
Acquired with deteriorated credit quality	5,352	702	158	3,877	215	8	—	10,312
Total	$315,387	$101,895	$16,284	$139,553	$9,431	$18,385	$—	$600,935

Impaired loans, by definition, are individually evaluated.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

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

A breakdown of the allowance for loan losses, the activity for the period, and recorded balances in loans for the year ended December 31, 2012 is as follows (dollars in thousands):

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

Impaired loans, by definition, are individually evaluated.

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

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

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

Acceptable (4)

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

General Reserves:

For loans with a credit risk rating of 5 or better and any loans with a risk rating of 6 or 7 with no specific reserve, reserves

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

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

Using a historical average loss by loan type as a base, each loan graded as higher risk is assigned a specific percentage.  Within the commercial loan portfolio, the historical loss rates are used for specific industries such as hospitality, gaming, petroleum, and forestry.  The residential real estate and consumer loan portfolios are assigned a loss percentage as a homogenous group.  If, however, on an individual loan the projected loss based on collateral value and payment histories are in excess of the computed allowance, the allocation is increased for the higher anticipated loss.  These computations provide the basis for the allowance for loan losses as recorded by the Corporation.  In 2014 and 2013, commercial construction loans of $3.251 million and $2.951 million, respectively, did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2014 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$859	$28,740	$129,791	$147,624	$—	$8,373	$—	$—	$315,387
Commercial, financial and agricultural	3,227	4,577	33,794	57,295	—	3,002	—	—	101,895
Commercial construction	80	441	2,282	9,324	—	906	—	3,251	16,284
One-to-four family residential real estate	297	1,074	3,207	5,882	—	5,745	—	123,348	139,553
Consumer construction	—	—	—	—	—	—	—	9,431	9,431
Consumer	53	—	3	10	—	11	—	18,308	18,385

Total loans	$4,516	$34,832	$169,077	$220,135	$—	$18,037	$—	$154,338	$600,935

Below is a breakdown of loans by risk category as of December 31, 2013 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$1,502	$23,310	$116,702	$125,010	$—	$2,285	$—	$—	$268,809
Commercial, financial and agricultural	3,741	4,348	27,455	39,070	—	5,041	—	—	79,655
Commercial construction	30	479	2,702	4,340	—	402	—	2,951	10,904
One-to-four family residential real estate	251	3,074	1,275	4,482	—	710	—	93,976	103,768
Consumer construction	—	—	—	—	—	—	—	6,895	6,895
Consumer	10	—	37	43	—	30	—	13,681	13,801

Total loans	$5,534	$31,211	$148,171	$172,945	$—	$8,468	$—	$117,503	$483,832

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment, and that which would have been recognized was $.130 million for the year ended December 31, 2014.  For the year ended December 31, 2013, there was no interest recorded during impairment and that which would have been recognized was $.228 million.

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

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others.  Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference. Subsequent decreases to the expected cash flows will general result in a provision for loan losses.  Subsequent increase in expected cash flows will results in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.  The ASC 310-30 mark on impaired loans totaled $2.978 million.  The accretable yield in this impaired loans was estimated at $.744 million.  The Corporation recorded no accretable yield of the loan mark in 2014.

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired Peninsula loans at acquisition date:

Contractually required payments including interest	$13,290
Less: nonaccretable difference	(2,234)
Cash flows expected to be collected	11,056
Less: accretable yield	(744)
Fair value of credit impaired loans acquired	$10,312

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
December 31, 2014

With no valuation reserve:
Commercial real estate	$632	$5,352	$532	$—	$—	$7
Commercial, financial and agricultural	74	702	685	—	—	27
Commercial construction	—	158	11	—	—	—
One to four family residential real estate	1,844	3,877	656	—	—	25
Consumer construction	274	215	15	—	—	—
Consumer	—	8	1	—	—	1

With a valuation reserve:
Commercial real estate	$227	$—	$229	$227	$—	$18
Commercial, financial and agricultural	774	—	1,109	484	—	45
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	114	—	116	9	—	7
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$859	$5,352	$761	$227	$—	$25
Commercial, financial and agricultural	848	702	1,794	484	—	72
Commercial construction	—	158	11	—	—	—
One to four family residential real estate	1,958	3,877	772	9	—	32
Consumer construction	274	215	15	—	—	—
Consumer	—	8	1	—	—	1
Total	$3,939	$10,312	$3,354	$720	$—	$130

December 31, 2013

With no valuation reserve:
Commercial real estate	$513	$—	$3,045	$—	$—	$153
Commercial, financial and agricultural	59	—	505	—	—	13
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	361	—	625	—	—	16
Consumer construction	—	—	—	—	—	—
Consumer	—	—	2	—	—	—

With a valuation reserve:
Commercial real estate	$59	$—	$71	$14	$—	$5
Commercial, financial and agricultural	752	—	834	265	—	18
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	250	—	261	78	—	20
Consumer construction	—	—	—	—	—	—
Consumer	30	—	30	13	—	—

Total:
Commercial real estate	$572	$—	$3,116	$14	$—	$158
Commercial, financial and agricultural	811	—	1,339	265	—	31
Commercial construction	—	—	626	—	—	3
One to four family residential real estate	611	—	886	78	—	36
Consumer construction	—	—	—	—	—	—
Consumer	30	—	32	13	—	—
Total	$2,024	$—	$5,999	$370	$—	$228

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

A summary of past due loans at December 31, is as follows (dollars in thousands):

	2014			2013
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$1,857	$859	$2,716	$—	$572	$572
Commercial, financial and agricultural	104	848	952	4	811	815
Commercial construction	—	—	—	20	—	20
One to four family residential real estate	1,412	1,958	3,370	201	611	812
Consumer construction	38	274	312	—	—	—
Consumer	88	—	88	14	30	44

Total past due loans	$3,499	$3,939	$7,438	$239	$2,024	$2,263

The Corporation acquired loans 30-89 days past due and nonaccrual loans with December 31, 2014 balance of $2.908 million and $2.281 million, respectively.

A roll-forward of nonaccrual activity during the year ended December 31, 2014 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(104)	(692)	—	(35)	—	(4)	(835)
Charge-offs	(18)	(435)	—	(206)	—	(32)	(691)
Advances	—	—	—	—	—	—	—
Transfers to OREO	(233)	—	—	(357)	—	—	(590)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,167	—	685	—	6	1,858
Acquired impaired loans	632	—	—	1,375	274	—	2,281
Other	10	7	—	12	—	—	29

Ending balance	$859	$848	$—	$1,958	$274	$—	$3,939

A roll-forward of nonaccrual activity during the year ended December 31, 2013 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$3,071	$436	$675	$505	$—	$—	$4,687

Principal payments	(1,478)	(319)	(100)	(88)	—	(2)	(1,987)
Charge-offs	(1,304)	(616)	—	(141)	—	(4)	(2,065)
Advances	—	—	—	—	—	—	—
Transfers to OREO	(208)	(37)	(580)	(107)	—	—	(932)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	443	1,346	—	434	—	36	2,259
Other	48	1	5	8	—	—	62

Ending balance	$572	$811	$—	$611	$—	$30	$2,024

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

Loans accounted for under ASC 310-30 accrue interest as any nonpayment of contractual principal or interest is considered in the periodic re-estimation of expected cash flows and is included in the resulting recognition of current period loan loss provision or prospective yield adjustments.

Troubled Debt Restructuring

Troubled debt restructurings (“TDR”) are determined on a loan-by-loan basis.  Generally, restructurings are related to interest rate reductions, loan term extensions and short term payment forbearance as means to maximize collectability of troubled credits.  If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring.  In general, a borrower must make at least six consecutive timely payments before the Corporation would consider a return of a restructured loan to accruing status in accordance with FDIC guidelines regarding restoration of credits to accrual status.

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

A summary of troubled debt restructurings that occurred during the years ended December 31 is as follows (dollars in thousands):

	2014		2013
	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment

Commercial real estate	—	$—	—	$—
Commercial, financial and agricultural	—	—	1	528
Commercial construction	—	—	—	—
One to four family residential real estate	—	—	—	—
Consumer construction	—	—	—	—
Consumer	—	—	—	—

Total troubled debt restructurings	—	$—	1	$528

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

A roll-forward of troubled debt restructuring during the year ended December 31, 2014 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,520	$1,186	$858	$99	$—	$5,663

Principal payments	(2,513)	—	(6)	(4)	—	(2,523)
Charge-offs	—	—	—	(37)	—	(37)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	91	—	91
Transfers to nonaccrual	—	—	—	(89)	—	(89)

Ending Balance	$1,007	$1,186	$852	$60	$—	$3,105

NONACCRUAL

Beginning balance	$—	$523	$—	$91	$—	$614

Principal payments	—	(319)	—	—	—	(319)
Charge-offs	—	(204)	—	(37)	—	(241)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	(143)	—	(143)
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$—	$—	$—	$—	$—	$—

TOTALS

Beginning balance	$3,520	$1,709	$858	$190	$—	$6,277

Principal payments	(2,513)	(319)	(6)	(4)	—	(2,842)
Charge-offs	—	(204)	—	(74)	—	(278)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	91	—	91
Tansfers to nonaccrual	—	—	—	(89)	—	(89)
Transfers to foreclosed properties	—	—	—	(143)	—	(143)
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$1,007	$1,186	$852	$60	$—	$3,105

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

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

The above includes loans with revolving privileges which are scoped out of 310-30 and certain loans which the Corporation elected to treat under the cost recovery method of accounting.

Loans were recorded at fair value in accordance with FASB ASC 805, Business Combinations.  No allowance for loan losses related to the acquired loans is recorded on the acquisition date as the fair value of the loans acquired incorporates assumptions regarding credit.  Loans acquired are recorded at fair value in accordance with the fair value methodology prescribed in FASB ASC 820.  The fair value estimated associated with the loans include estimates related to expected prepayments and the amount and timing of undiscounted expected principal, interest and other cash flows.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 4 — LOANS (CONTINUED)

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	2014	2013

Loans outstanding, January 1	$9,043	$11,297
New loans	33	496
Net activity on revolving lines of credit	1,390	(266)
Repayment	(1,677)	(2,484)

Loans outstanding, December 31	$8,789	$9,043

There were no loans to related-parties classified substandard as of December 31, 2014 and 2013.  In addition to the outstanding balances above, there were unfunded commitments of $.372 million to related parties at December 31, 2014.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2014	2013

Land	$1,812	$1,781
Buildings and improvements	15,069	12,911
Furniture, fixtures, and equipment	7,892	6,833
Construction in progress	87	145
Total cost basis	24,860	21,670
Less - accumulated depreciation	12,202	11,460

Net book value	$12,658	$10,210

Depreciation of premises and equipment charged to operating expenses amounted to $1.337 million in 2014, $1.231 million in 2013, and $1.092 million in 2012.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2014	2013

Balance, January 1	$1,884	$3,212
Other real estate transferred from loans due to foreclosure	588	932
Other real estate acquired, net of purchase accounting	1,193	—
Other real estate sold	(375)	(1,996)
Writedowns of other real estate held for sale	(228)	(231)
Loss on sale of other real estate held for sale	(52)	(33)

Balance, December 31	$3,010	$1,884

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2014	2013

Noninterest bearing	$95,498	$72,936
NOW, money market, checking	212,565	149,123
Savings	28,015	13,039
CDs <$100,000	134,951	140,495
CDs >$100,000	30,316	23,159
Brokered	105,628	67,547

Total deposits	$606,973	$466,299

The aggregate amount of deposits that meet or exceed the $250,000 FDIC insurance limit was $6.610 million and $5.056 million at December 31, 2014 and 2013, respectively.

Maturities of non-brokered time deposits outstanding at December 31, 2014 are as follows (dollars in thousands):

2015	$91,426
2016	58,464
2017	10,733
2018	3,875
2019	650
Thereafter	119

Total	$165,267

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of Peninsula.

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are annually tested for impairment.  Intangible assets, including core deposits and customer business relationships, are amortized primarily on an accelerated cash flow basis over their estimated useful lives.  The Corporation is currently amortizing the deposit based intangible over a ten-year estimated life.

The deposit based intangible is reported net of accumulated amortization at $1.196 million at December 31, 2014.  Amortization expense in 2014 is $.010 million.  Amortization expense for the next five years is expected to be at $.121 million per year.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 9 — SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of December 31, 2014, the Corporation had obligations to service $224 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 10.75% and a discount rate of 8.90% for December 31, 2014.

The following summarizes the fair value of the mortgage servicing rights capitalized and amortized.  There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2014	2013

Balance at beginning of period	$1,129	$638
Additions from loans sold with servicing retained	636	675
MSRs acquired in Peninsula transaction	539	—
Amortization	(310)	(184)

Book value of MSRs at end of period	$1,994	$1,129

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at December 31, 2014 and December 31, 2013 was approximately $46 million and $59 million.  The Corporation valued these servicing rights at $.198 million as of December 31, 2014 and $.200 million at December 31, 2013.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	2014	2013

Federal Home Loan Bank fixed rate advances at December 31, 2014 with a weighted average rate of 1.68% maturing in 2016, 2018 and 2019	$35,000	$35,000
Correspondent bank line of credit - holding company	8,000	2,000
Bank line of credit - wholly owned asset based lending subsidiary	3,367	—
Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,700	—
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	779	852

	$49,846	$37,852

The Federal Home Loan Bank borrowings are collateralized at December 31, 2014 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $40.582 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $3.983 million and $4.181 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.973 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 2014.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 10 — BORROWINGS (CONTINUED)

The USDA Rural Development borrowing is collateralized by loans totaling $.121 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.724 million, and guaranteed by the Corporation.

The Corporation currently has two banking borrowing relationships.  The first relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2017.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.  This relationship is secured by all of the outstanding mBank stock.  The second borrowing relationship consists of a $10 million revolving line of credit, which can be increased to $25 million upon request, used to support asset based lending activities at a wholly-owned subsidiary that currently bears interest at 90-day LIBOR plus 2.75% and has an initial term that expires on September 10, 2016.  This line of credit it secured by an assignment of all collateral securing the outstanding loan balances of our asset based lending subsidiary.

Maturities and principal payments of borrowings outstanding at December 31, 2014 are as follows (dollars in thousands):

2015	$474
2016	18,842
2017	9,976
2018	10,077
2019	10,077
Thereafter	400

Total	$49,846

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2014	2013	2012

Current tax expense (benefit)	$—	$—	$—
Change in valuation allowance	—	(2,250)	(3,000)
Deferred tax expense (benefit)	1,129	1,847	2,078

Provision for (benefit of) income taxes	$1,129	$(403)	$(922)

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2014	2013	2012

Tax expense at statutory rate	$962	$1,882	$2,096
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(25)	(47)	(49)
Change in valuation allowance	—	(2,250)	(3,000)
Nondeductible transaction expenses	176	—	—
Other	16	12	31

Provision for (benefit of) income taxes, as reported	$1,129	$(403)	$(922)

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 11 — INCOME TAXES (CONTINUED)

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2014	2013
Deferred tax assets:
NOL carryforward	$5,500	$6,737
Allowance for loan losses	2,194	1,585
Alternative Minimum Tax Credit	1,586	1,463
OREO Tax basis > book basis	474	138
Tax credit carryovers	767	672
Deferred compensation	576	152
Pension liability	475	—
Stock compensation	247	267
Depreciation	(88)	157
Purchase accounting adjustments	2,095	—
Other	33	188

Total deferred tax assets	13,859	11,359

Valuation allowance	$(760)	$(760)

Deferred tax liabilities:
Core deposit premium	(407)	—
FHLB stock dividend	(103)	(103)
Unrealized gain on securities	(363)	(111)
Mortgage servicing rights	(658)	(452)
Other	(70)	—
Total deferred tax liabilities	(1,601)	(666)

Net deferred tax asset	$11,498	$9,933

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2014 had a net operating loss and tax credit carryforwards for tax purposes of approximately $16.2 million, and $2.353 million, respectively.  The Corporation will evaluate the future benefits from these carryforwards and at such time as it becomes “more likely than not” that they would be utilized prior to expiration and recognizes the additional benefits as an adjustment to the valuation allowance.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL, approximately $10.5 million, and the majority of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax expense of approximately $1.129 million for the year ended December 31, 2014 and a deferred tax benefit of $.403 million for the year ended December 31, 2013.  The valuation allowance at December 31, 2014 was approximately $.760 million.  The Corporation has reduced the valuation allowance as it was determined that it was “more likely than not” that these benefits would be realized.  In December 2013, the Corporation reduced the valuation by $2.250 million and in June 2012 a reduction of $3.0 million was recorded.  The Corporation made these determinations after a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period.  This analysis substantiated the ability to utilize these deferred tax assets.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

In connection with the Peninsula acquisition in December 2014, the Corporation acquired $.933 million of NOL carryforward and approximately $.217 million of various tax credits, which it expects to utilize prior to expiration.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 12 — OPERATING LEASES

The Corporation currently maintains seven operating leases for office locations.  The first operating lease, for our location in Birmingham, was originated in September 2005 and had an original term of 66 months with an option to renew for an additional five year period.  The original term of this was extended during 2011 for an additional three year term and again in 2014 for an additional three year term.

The second operating lease, for a second location in Manistique, was executed in April 2010, the terms of which began at that time.  The original term of this lease is three years and will automatically renew and extend for four additional consecutive terms of two years each.

The third operating lease, for a loan production office in Traverse City, was executed in May 2012, the terms of which began in August 2012.  The original term of this lease is three years with options for two consecutive renewal terms of three years each.

The fourth operating lease was initiated in December 2013 as the Corporation consolidated its banking offices in Marquette.  The original term of this lease is 15 years with options for two consecutive renewal terms of four years each.

With the acquisition, the Corporation acquired three additional operating leases for office locations.  The first, for an additional location in Marquette, was executed in February 2011 with a term of five years.  The second, for the location in Negaunee was executed in September 2012 with an initial term of five years, with option to renew for one additional term of five years.  The final, for a location in Ishpeming was executed in April 2008 for an initial term of five years.  This lease was renewed in May 2013 for an additional five years.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

2015	$724
2016	680
2017	571
2018	455
2019	458
Thereafter	4,232

Total	$7,120

Rent expense for all operating leases amounted to $.885 million in 2014, $.280 million in 2013, and $.269 million in 2012.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan.  Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan.  Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan.  In addition, the Corporation may make discretionary contributions into the plan.  Retirement plan contributions charged to operations totaled $214,000, $198,000, and $161,000 in 2014, 2013, and 2012, respectively.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2015 are $.114 million.  The anticipated distributions over the next five years and thereafter are detailed in the table below (dollars in thousands):

2015	$132,026
2016	130,003
2017	127,902
2018	128,608
2019	126,361
Thereafter	701,944
Total	$1,346,844

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

2014

Change in benefit obligation:
Benefit obligation when acquired	$3,229
Service cost	—
Interest cost	9
Actuarial gain (loss)	52
Benefits paid	—
Benefit (asset) obligation at end of year	3,290

Change in plan assets:
Fair value of plan assets when acquired	2,118
Actual return on plan assets	(11)
Employer contributions	—
Benefits paid	—
Fair value of plan assets at end of year	2,107

Funded status	(1,183)
Unrecognized net actuarial loss	—
Prepaid (accrued) pension expense, included with other assets or liabilities	$(1,183)

The accumulated benefit obligation at December 31, 2014 was $3.290 million.

Net pension costs included in the Corporation’s results of operations was immaterial.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 14 — DEFINED BENEFIT PENSION PLAN (CONTINUED)

Assumptions in the actuarial valuation are:

2014

Weighted average discount rate	3.98%
Rate of increase in future compensation levels	N/A
Expected long-term rate of return on plan assets	8.00%

The expected long-term rate of return on plan assets reflects management’s expectations of long-term average rates of return on funds invested to provide for benefits included in the projected benefit obligation.  The expected return is based on the outlook for inflation, fixed income returns and equity returns, while also considering historical returns, asset allocation and investment strategy.  The discount rate assumption is based on investment yields available on AA rated long-term corporate bonds.

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation:

	Target	Actual
	Allocation	Allocation

Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation.  This plan was discontinued and no longer applies to current officers and directors.  A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into.  The liability may change depending upon changes in long-term interest rates.  The liability at December 31, 2014 and 2013, for vested benefits under this plan, was $.362 million and $.447 million, respectively.  These benefits were originally contracted to be paid over a ten to fifteen-year period.  The final payment is scheduled to occur in 2023.  The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants.  The cash surrender value of the policies was $1.572 million and $1.506 million at December 31, 2014 and 2013, respectively.  Deferred compensation expense for the plan was $16,000, $25,000, and $30,000 for 2014, 2013, and 2012, respectively.

The Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan as of 2014 year end was $1.340 million and the bank owned life insurance policy as a cash surrender value of $1.666 million.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 16 — REGULATORY MATTERS

The Corporation is subject to various regulatory capital requirements administered by the federal banking agencies.  Failure to meet minimum capital requirements can initiate certain mandatory—and possibly additional discretionary—actions by regulators that, if undertaken, could have a direct material effect on the Corporation’s consolidated financial statements.  Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Corporation must meet specific capital guidelines that involve quantitative measures of the Corporation’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices.  The Corporation’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of December 31, 2014, the Corporation is well capitalized.

Regulatory guidelines require bank holding companies to maintain a minimum ratio of qualifying total capital to risk-weighted assets of 8.0%, of which at least 4.0% must be in the form of Tier 1 Capital.  Guidelines also mandate a minimum tangible Tier 1 leverage ratio of 3.0% for strong bank holding companies.  For all other bank holding companies, the minimum tangible Tier 1 leverage ratio is 4.0%.  In addition, regulatory guidelines continue to consider the tangible Tier 1 leverage ratio in evaluating proposals for expansion or new activities.

Effective January 1, 2015, the Corporation will be subject to new capital requirements due to the Basel III regulation, including:

•                  A new minimum ratio of Common Equity Tier I Capital to risk-weighted assets of 4.5%;

•                  An increase in the minimum required amount of Additional Tier 1 Capital to 6% of risk-weighted assets;

•                  A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) at 8% of risk-weighted assets; and

•                  A minimum leverage ratio of Tier I Capital to total assets equal to 4% in all circumstances.

In order to be “well-capitalized” under the new guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2014 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Well-Capitalized
	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$67,427	11.1%	>	$48,717	> 8.0%	>	$60,896	10.0%
mBank	$70,320	11.8%	>	$47,611	> 8.0%	>	$59,513	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$62,287	10.2%	>	$36,538	> 6.0%	>	$36,538	6.0%
mBank	$65,345	11.0%	>	$35,708	> 6.0%	>	$35,708	6.0%

Tier 1 capital to average assets:
Consolidated	$62,287	8.6%	>	$29,065	> 4.0%	>	$36,332	5.0%
mBank	$65,355	9.1%	>	$28,680	> 4.0%	>	$35,850	5.0%

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 16 — REGULATORY MATTERS (CONTINUED)

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of

December 31, 2013 are as follows (dollars in thousands):

							To Be Well
							Capitalized Under
				For Capital			Prompt Corrective
	Actual			Adequacy Purposes			Action Provisions
	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$62,581	12.8%	>	$39,153	> 8.0%		N/A	N/A
mBank	$60,537	12.4%	>	$38,944	> 8.0%	>	$48,680	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$57,920	11.8%	>	$19,576	> 4.0%		N/A	N/A
mBank	$55,947	11.5%	>	$19,472	> 4.0%	>	$29,208	6.0%

Tier 1 capital to average assets:
Consolidated	$57,920	10.3%	>	$22,469	> 4.0%		N/A	N/A
mBank	$55,947	10.0%	>	$22,352	> 4.0%	>	$27,940	5.0%

NOTE 17 — STOCK COMPENSATION PLANS

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

Restricted Stock Awards

The Corporation’s restricted stock awards require certain service-based or performance requirements and have a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.    The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four —year vesting periods, is $1.175 million and $.683 million, respectively.  On August 31, 2013 and 2014, the Corporation issued 37,125 shares and 37,125 shares of its common stock for vested RSUs, respectively.

A summary of changes in our nonvested shares for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value

Nonvested balance at January 1, 2014	111,375	$7.91
Granted during the year	52,774	12.95
Vested during the year	(37,125)	7.91
Nonvested balance at December 31, 2014	127,024	$10.07

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 17 — STOCK COMPENSATION PLANS (CONTINUED)

As of December 31, 2014, unrecognized compensation expense allotted to the Bank was $1.038 million.

The Corporation also has outstanding stock options.  A summary of stock option transactions for the years ended December 31 is as follows:

	2014	2013

Outstanding shares at beginning of year	237,152	242,152
Granted during the year	—	—
Exercised during the year	(70,502)	—
Expired during the year	(146,650)	(5,000)

Outstanding shares at end of year	20,000	237,152

Exercisable shares at end of year	4,000	124,861

Weighted average exercise price per share at end of year	$11.33	$9.88

Shares available for grant at end of year	—	—

Following is a summary of the options outstanding and exercisable at December 31, 2014:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$10.65	10,000	2,000	8,000.54
$12.00	10,000	2,000	8,000.96

	20,000	4,000	16,000.75

NOTE 18 — SHAREHOLDERS’ EQUITY

In December 2014, the Corporation consummated the previously announced acquisition of Peninsula Financial Corporation with a combination of cash and MFNC stock.  Peninsula Financial Corporation was a bank holding company with The Peninsula Bank as its wholly-owned subsidiary. Peninsula was headquartered in Ishpeming, Michigan with six branch locations.  The purchase price of the acquisition was $12.420 million with a combination of cash and MFNC common stock.  MFNC issued 695,361 shares of its common stock and an increase shareholder equity of $7.804 million in recording this transaction, after the reduction for issuance costs of $.130 million.  The Corporation recorded assets with a fair value of $112.766 million, including loans of $67.139 million, as well as $100.950 million of deposits.

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013 and an additional $600,000 on December 17, 2013.  Neither of these authorizations has an expiration date.  In 2014, MFNC paid cash dividends of $.225 per share which decreased equity by $1.308 million.

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

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 19 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

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

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31 are as follows (dollars in thousands):

	2014	2013
Commitments to extend credit:
Variable rate	$44,134	$36,039
Fixed rate	24,191	15,070
Standby letters of credit - Variable rate	6,072	5,077
Credit card commitments - Fixed rate	3,267	3,152

	$77,664	$59,338

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

Legal Proceedings and Contingencies

At December 31, 2014, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at December 31, 2014 represents $107.835 million, or 26.47%, compared to $100.333 million, or 27.92%, of the commercial loan portfolio on December 31, 2013.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture, and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 20 - FAIR VALUE

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

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 20 - FAIR VALUE (CONTINUED)

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2014		December 31, 2013
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$21,947	$21,947	$18,219	$18,219
Interest-bearing deposits	Level 2	5,797	5,797	10	10
Securities available for sale	Level 2	65,832	65,832	44,388	44,388
Federal Home Loan Bank stock	Level 2	2,973	2,973	3,060	3,060
Net loans	Level 3	595,795	596,429	479,171	479,538
Accrued interest receivable	Level 3	1,680	1,680	1,351	1,351

Total financial assets		$694,024	$694,658	$546,199	$546,566

Financial liabilities:
Deposits	Level 2	$606,973	$606,534	$466,299	$465,431
Borrowings	Level 2	49,846	50,280	37,852	37,487
Accrued interest payable	Level 3	205	205	182	182

Total financial liabilties		$657,024	$657,019	$504,333	$503,100

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2014 and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at December 31, 2014 and December 31, 2013 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2014 or December 31, 2013.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 20 - FAIR VALUE (CONTINUED)

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

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans and other real estate held for sale.  The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Assets

Impaired loans	$1,658	$—	$—	$1,658	$857
Other real estate held for sale	3,010	—	—	3,010	280

					$1,137

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2013

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2013	(Level 1)	(Level 2)	(Level 3)	December 31, 2013
Assets

Impaired loans	$2,024	$—	$—	$2,024	$2,075
Other real estate held for sale	1,884	—	—	1,884	265

					$2,340

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

NOTE 21 — BUSINESS COMBINATIONS

The Corporation completed its acquisition of Peninsula Financial Corporation (“PFC”) and its wholly owned subsidiary, The Peninsula Bank.  PFC had six branch offices and $126 million in assets of December 5, 2014.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a combination of cash and the issuance of shares of the Corporation’s common stock to PFC shareholders.  Each share of PFC’s 288,000 shares of common stock was converted into the right to receive 3.64 shares of the Corporation’s common stock, with cash paid in lieu of fractional shares.  PFC shareholders also had the option to receive cash at $46.13 per share of common stock.  The conversion of PFC’s shares resulted in the issuance of 695,361 shares of the Corporation’s common stock and $4.484 million in total for all shares exchanged for cash.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 21 — BUSINESS COMBINATIONS (CONTINUED)

The table below highlights the allocation of the purchase price:

PRO FORMA GOODWILL CALCULATION

AS OF DECEMBER 5, 2014

Purchase Price:

Peninsula shares outstanding at December 5, 2014	288,000
Price per share /Cash Price	$46.13
Aggregate value of Mackinac stock issued, 695,361 shares, at a market value of $11.41 in exch for 190,800 shares	$7,934
Cash consideration $46.13 for 97,200 shares	4,484
Cash for partial shares	2
Total purchase price		$12,420

Net assets acquired:

Cash and cash equivalents	$6,295
Securities available for sale	27,768
Federal Home Loan Bank stock	394
Loans	67,139
Premises and equipment	2,918
Other real estate owned	1,011
Deposit based intangible	1,206
Other assets	6,035
Total assets	112,766

Non-interest bearing deposits	10,250
Interest bearing deposits	90,700
Total deposits	100,950
Other liabilities	3,201
Total liabilities	104,151
Net assets acquired		8,615

Goodwill		$3,805

The results of operations for the twelve months ended December 31, 2014, include the operating results of the acquired assets and assumed liabilities for the 26 days subsequent to the acquisition date.  PFC’s results of operations prior to the acquisition date are not included in the Corporation’s consolidated statement of comprehensive income.

The Corporation recorded merger related expenses of $1.622 million after tax during the twelve months ended December 31, 2014.  These expenses were for professional services such as legal, accounting and contractual arrangements for consulting services and data processing termination fees.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2014, as if the acquisition had occurred on January 1.  These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of PFC.  In addition, the merger-related costs noted above are excluded from the 2014 results of operations, for comparative purposes.  Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of the Corporation.

	2014	2013

Net interest income	$27,952	$26,387
Noninterest income	4,647	4,733
Net income	7,740	6,706
Net income per diluted share	$1.22	$1.06

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 21 — BUSINESS COMBINATIONS (CONTINUED)

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of those determinations is related to the valuation of acquired loans.  For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans.  The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments.  In accordance with the applicable accounting guidance for business combinations, there was no carry-over of PFC’s previously established allowance for loan losses.

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet the criteria, which are accounted for under ASC 310-20 (“acquired non-impaired”).  In addition, the loans are further categorized into different pools based primarily on the type and purpose of the loan.

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2014 and 2013

(Dollars in Thousands)

	2014	2013

ASSETS
Cash and cash equivalents	$1,693	$1,301
Investment in subsidiaries	83,226	65,881
Other assets	5,884	567

TOTAL ASSETS	$90,803	$67,749

LIABILITIES AND SHAREHOLDERS’ EQUITY

Line of Credit	$8,000	$2,000
Other borrowing	2,700	—
Other liabilities	6,107	500
Total liabilities	16,807	2,500
Shareholders’ equity:
Preferred stock - no par value:
Authorized 500,000 shares, 11,000 shares issued and outstanding	—	—
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares Issued and outstanding - 6,266,756 and 5,541,390 shares respectively	61,679	53,621
Retained earnings	11,804	11,412
Accumulated other comprehensive income	513	216

Total shareholders’ equity	73,996	65,249

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$90,803	$67,749

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands)

	2014	2013	2012
INCOME:
Interest income	$—	$1	$3

Total income	$—	$1	$3

EXPENSES:
Interest expense on borrowings	210	—	—
Salaries and benefits	609	482	280
Professional service fees	247	208	562
Nonrecurring transaction related expenses	1,284	—	—
Other	304	520	340

Total expenses	2,654	1,210	1,182

Loss before income taxes and equity in undistributed net income of subsidiaries	(2,654)	(1,209)	(1,179)

(Benefit of) income taxes	(726)	(411)	(393)

Loss before equity in undistributed net income of subsidiaries	(1,928)	(798)	(786)

Equity in undistributed net income of subsidiaries	3,628	6,735	7,873

Net income	1,700	5,937	7,087

Preferred dividend and accretion of discount	—	308	629

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,700	$5,629	$6,458

Notes to the Consolidated Financial Statements

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

NOTE 22 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2014, 2013, and 2012

(Dollars in Thousands)

	2014	2013	2012

Cash Flows from Operating Activities:
Net income	$1,700	$5,937	$7,087
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) of subsidiaries	(3,628)	(6,735)	(7,873)
Increase in capital from stock compensation	429	333	66
Change in other assets	(5,664)	2,587	92
Change in other liabilities	8,603	(3)	(163)
Net cash provided by (used in) operating activities	1,440	2,119	(791)

Cash Flows from Investing Activities:
Investments in subsidiaries	(4,000)	(3,000)	—
Net cash paid for acquisition of Peninsula	(4,484)	—	—
Net cash (used in) investing activities	(8,484)	(3,000)	—
Cash Flows from Financing Activities:
Increase on term borrowing	3,000	—	—
Principal payments on borrowings	(300)	—	—
Net activity on line of credit	6,000	2,000	—
Proceeds from issuance of common stock	—	—	11,506
Repurchase of common stock	(143)	(509)	—
Purchase of common stock warrants	—	—	(1,300)
Dividend on common stock	(1,121)	(944)	(223)
Dividend on preferred stock	—	(308)	(550)
Redemption of Series A Preferred Stock	—	(11,000)	—
Net cash provided by (used in) financing activities	7,436	(10,761)	9,433

Net increase (decrease) in cash and cash equivalents	392	(11,642)	8,642
Cash and cash equivalents at beginning of period	1,301	12,943	4,301

Cash and cash equivalents at end of period	$1,693	$1,301	$12,943

Item 9.  Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

Report on Management’s Assessment of Internal Control over Financial Reporting

Mackinac Financial Corporation is responsible for the preparation, integrity, and fair presentation of the consolidated financial statements included in this Form 10-K.  The consolidated financial statements and notes included in this Form 10-K have been prepared in conformity with generally accepted accounting principles in the United States and necessarily include some amounts that are based on management’s best estimates and judgments.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2014, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2014, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

Item 9B.  Other Information

None.

PART III

Item 10.  Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant

The executive officers of the Corporation are listed below.  The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually.  There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position

Paul D. Tobias	64	Chairman and Chief Executive Officer

Kelly W. George	47	President

Ernie R. Krueger	65	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2015 Annual Meeting of Shareholders under the caption “Directors and Officers.”

The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 27, 2015, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock option compensation plans approved by security holders:
Issued and outstanding:
Stock options	20,000	$11.30	—
Restricted stock awards - August 2012	74,250	7.91	—
Restricted stock awards - March 2014	52,774	12.95	—

Shares available for future issuance	—	—	283,224

Total	147,024	$10.18	283,224

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

1.                                      Consolidated Financial Statements

(i)                                          The financial statements of the Corporation included in this Form 10-K are listed in Part II, Item 8.

2.                                      All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.                                      Exhibits

The exhibits required to be filed as part of this Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 31, 2015.

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

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman,	Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt
David R. Steinhardt — Director

INDEX TO EXHIBITS

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among Mackinac Financial Corporation, PFC Acquisition, LLC and Peninsula Financial Corporation	8-K	000-20167	2.1	7/23/2014
2.2	First Amendment to the Agreement and Plan of Merger, dated as of October 17, 2014, by and among Mackinac Financial Corporation, PFC Acquisition, LLC and Peninsula Financial Corporation	8-K	000-20167	2.1	10/20/2014
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.2	Certificate of Designations of Fixed Rate Cumulative Perpetual Preferred Stock, Series A of Mackinac Financial Corporation dated April 21, 2009	8-K	000-20167	3.1	4/24/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014
10.1	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s Nonemployee directors**	10-K	000-20167	10.2	3/28/2000
10.2	North Country Financial Corporation Stock Compensation Plan**	10-K	000-20167	10.3	3/28/2000
10.3	North Country Financial Corporation 1997 Directors’ Stock Option Plan**	10-K	000-20167	10.4	3/28/2000
10.4	North Country Financial Corporation 2000 Stock Incentive Plan**	10-Q	000-20167	10.1	5/12/2000
10.5	North Country Financial Corporation Supplemental Executive Retirement Plan**	10-Q	000-20167	10.6	11/5/1999
10.6	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014
10.7	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.8	First Amended and Restated Securities Purchase Agreement dated May 23, 2012 between the Corporation and Steinhardt Capital Investors, LLLP	8-K	000-20167	10.1	5/23/2012
10.9	First Amendment to the First Amended and Restated Securities Purchase Agreement dated May 30, 2012, between the Corporation and Steinhardt Capital Investors, LLLP	8-K	000-20167	10.1	5/31/2012
10.10	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Paul D. Tobias**	8-K	000-20167	10.1	8/15/2012
10.11	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Kelly W. George**	8-K	000-20167	10.2	8/15/2012
10.12	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Ernie R. Krueger**	8-K	000-20167	10.3	8/15/2012

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.13	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Paul D. Tobias **	8-K	000-20167	10.1	3/27/2015
10.14	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Kelly W. George **	8-K	000-20167	10.1	3/27/2015
10.15	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Ernie R. Krueger **	8-K	000-20167	10.1	3/27/2015
10.16	Form of Restricted Stock Unit Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**	8-K	000-20167	10.3	8/13/2012
10.17	Warrant Repurchase Letter Agreement dated December 19, 2012	8-K	000-20167	10.1	12/20/2012
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*
32.1	Section 1350 Chief Executive Officer Certification					*
32.2	Section 1350 Chief Financial Officer Certification					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document***					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***					*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***					*

*                                         Filed herewith.

**                                  Management compensatory plan, contract, or arrangement.

***                           As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.