Form 10-Q
period 2015-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2015-05-15
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Yes ☐  No ☒

As of April 30, 2015, there were outstanding 6,246,450 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.          FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2015	2014	2014
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$24,242	$21,947	$24,748
Federal funds sold	4	—	3
Cash and cash equivalents	24,246	21,947	24,751

Interest-bearing deposits in other financial institutions	5,832	5,797	10
Securities available for sale	63,313	65,832	47,411
Federal Home Loan Bank stock	2,973	2,973	3,060

Loans:
Commercial	428,439	433,566	361,299
Mortgage	152,016	148,984	110,759
Consumer	17,276	18,385	13,804
Total Loans	597,731	600,935	485,862
Allowance for loan losses	(5,527)	(5,140)	(4,883)
Net loans	592,204	595,795	480,979

Premises and equipment	12,614	12,658	9,800
Other real estate held for sale	2,632	3,010	2,166
Deferred tax asset	10,332	11,498	9,533
Deposit based intangibles	1,167	1,196	—
Goodwill	3,805	3,805	—
Other assets	9,726	19,274	5,882

TOTAL ASSETS	$728,844	$743,785	$583,592

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$104,689	$95,498	$68,027
NOW, money market, interest checking	206,824	212,565	148,023
Savings	29,470	28,015	14,425
CDs<$100,000	127,639	134,951	154,371
CDs>$100,000	29,434	30,316	23,317
Brokered	99,857	105,628	67,547
Total deposits	597,913	606,973	475,710

Borrowings	49,839	49,846	38,852
Other liabilities	6,054	12,970	3,300
Total liabilities	653,806	669,789	517,862

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized 500,000 shares, None issued and outstanding	—	—	—
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 6,257,450; 6,266,756; and 5,527,690 shares respectively	61,558	61,679	53,590
Retained earnings	12,706	11,804	11,796
Accumulated other comprehensive income	774	513	344

Total shareholders’ equity	75,038	73,996	65,730

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$728,844	$743,785	$583,592

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2015	2014
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$8,225	$6,281
Tax-exempt	3	23
Interest on securities:
Taxable	302	237
Tax-exempt	41	13
Other interest income	62	48
Total interest income	8,633	6,602

INTEREST EXPENSE:
Deposits	823	822
Borrowings	290	187
Total interest expense	1,113	1,009

Net interest income	7,520	5,593
Provision for loan losses	305	183
Net interest income after provision for loan losses	7,215	5,410

OTHER INCOME:
Deposit service fees	184	157
Income from loans sold on the secondary market	167	103
SBA/USDA loan sale gains	118	382
Mortgage servicing income	31	13
Net security gains	10	—
Other	114	36
Total other income	624	691

OTHER EXPENSE:
Salaries and employee benefits	3,047	2,541
Occupancy	576	538
Furniture and equipment	399	319
Data processing	355	286
Advertising	126	107
Professional service fees	301	331
Loan and deposit	138	79
Writedowns and losses on other real estate held for sale	17	—
FDIC insurance assessment	108	85
Telephone	132	82
Other	557	739
Total other expenses	5,756	5,107

Income before provision for income taxes	2,083	994
Provision for income taxes	712	334

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,371	$660

INCOME PER COMMON SHARE:
Basic	$.22	$.12
Diluted	$.22	$.12

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014

Net income	$1,371	$660
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	533	193
Reclassification adjustment for securities gains included in net income	(10)	—
Tax effect	(262)	(65)
Unrealized gains on available for sale securities	261	128

Total comprehensive income	$1,632	$788

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,266,756	$61,679	$11,804	$513	$73,996

Net income for period	—	—	1,371	—	1,371
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	261	261
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,371	261	1,632
Stock compensation	—	144	—	—	144
Issuance of common stock:
Restricted stock award vesting	13,194	—	—		—
Repurchase of common stock	(22,500)	(265)	—	—	(265)
Dividend on common stock	—	—	(469)		(469)
Balance, end of period	6,257,450	$61,558	$12,706	$774	$75,038

	Three Months Ended
	March 31,
	2014
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	5,541,390	$53,621	$11,412	$216	$65,249

Net income for period	—	—	660	—	660
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	128	128
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	660	128	788
Stock compensation	—	112	—	—	112
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Repurchase of common stock	(13,700)	(143)	—	—	(143)
Dividend on common stock	—	—	(276)	—	(276)
Balance, end of period	5,527,690	$53,590	$11,796	$344	$65,730

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash Flows from Operating Activities:
Net income	$1,371	$660
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	391
Provision for loan losses	305	183
Deferred income taxes, net	712	334
(Gain) on sale of securities	(10)	—
(Gain) on sale of loans sold in the secondary market	(135)	(81)
Origination of loans held for sale in secondary market	(8,576)	(4,987)
Proceeds from sale of loans in the secondary market	8,711	5,068
Loss on sale of premises, equipment, and other real estate held for sale	14	29
Writedowns of other real estate held for sale	3	—
Stock compensation	144	112
Change in other assets	9,578	43
Change in other liabilities	(6,916)	(100)
Net cash provided by operating activities	5,615	1,652

Cash Flows from Investing Activities:
Net decrease (increase) in loans	3,445	(2,272)
Net (increase) in interest bearing deposits in other financial institutions	(35)	—
Purchase of securities available for sale	(151)	(3,027)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	3,127	149
Capital expenditures	(324)	(499)
Proceeds from sale of premises, equipment, and other real estate	423	537
Net cash provided by (used in) investing activities	6,485	(5,112)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(9,060)	9,411
Net activity on line of credit	93	1,000
Net (decrease) increase in borrowings	(100)	—
Repurchase of common stock	(265)	(143)
Dividend on common stock	(469)	(276)
Net cash (used in) provided by financing activities	(9,801)	9,992

Net increase in cash and cash equivalents	2,299	6,532
Cash and cash equivalents at beginning of period	21,947	18,219

Cash and cash equivalents at end of period	$24,246	$24,751

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,091	$1,001
Income taxes	—	25

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	63	282

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Over the life of the acquired loans, management continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  Management evaluates at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of the accretable yield recognized on a prospective basis over the pool’s remaining life.

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013 and 2014, the Corporation issued 37,125 shares and 37,125 shares of its common stock for vested RSUs, respectively.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2015 and 2014 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2015	2014
(Numerator):
Net income available to common shareholders	$1,371	$660
(Denominator):
Weighted average shares outstanding - basic	6,256,475	5,530,908
Effect of dilutive stock options and vesting of restricted stock units	12,267	20,901
Weighted average shares outstanding - diluted	6,268,742	5,551,809
Income per common share:
Basic	$.22	$.12
Diluted	$.22	$.12

3.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2015, December 31, 2014 and March 31, 2014 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2015

US Treasury	$4,301	$57	$—	$4,358
US Agencies	21,173	338	(2)	21,509
Corporate Bonds	12,496	115	—	12,611
US Agencies - MBS	12,815	278	(3)	13,090
Obligations of states and political subdivisions	11,066	819	(140)	11,745

Total securities available for sale	$61,851	$1,607	$(145)	$63,313

December 31, 2014

US Treasury	$5,287	$3	$(10)	$5,280
US Agencies	22,667	144	(94)	22,717
Corporate Bonds	12,558	116	—	12,674
US Agencies - MBS	13,461	262	(35)	13,688
Obligations of states and political subdivisions	10,930	685	(142)	11,473

Total securities available for sale	$64,903	$1,210	$(281)	$65,832

March 31, 2014

US Agencies	$17,745	$40	$(287)	$17,498
Corporate Bonds	15,776	201	—	15,977
US Agencies - MBS	6,938	278	—	7,216
Obligations of states and political subdivisions	6,431	292	(3)	6,720

Total securities available for sale	$46,890	$811	$(290)	$47,411

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

3.              INVESTMENT SECURITIES (CONTINUED)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $3.891 million and $4.126 million, respectively, at March 31, 2015.

4.              LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014

Commercial real estate	$310,924	$315,387	$267,153
Commercial, financial, and agricultural	99,496	101,895	83,461
One to four family residential real estate	142,283	139,553	104,376
Construction :
Consumer	9,733	9,431	6,383
Commerical	18,019	16,284	10,685
Consumer	17,276	18,385	13,804

Total loans	$597,731	$600,935	$485,862

The Corporation completed the acquisition of Peninsula Financial Corporation on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.312 million.  The Corporation recorded these loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In the first quarter of 2015, the Corporation had positive resolution of one acquired nonperforming loan which resulted in the recognition of approximately $.429 million of the accretable interest.

The table below details the acquired portfolio at March 31, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Loans acquired - contractual payments	$12,711	$53,849	$66,560
Nonaccretable difference	(1,857)	—	(1,857)
Expected cash flows	10,854	53,849	64,703
Accretable yield	(619)	(1,867)	(2,486)
Carrying balance at March 31, 2015	$10,235	$51,982	$62,217

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,611
Accretion	(429)	(175)	(440)
Reclassification from nonaccretable difference	304	—	315
Balance at March 31, 2015	$619	$1,867	$2,486

See accompanying notes to condensed consolidated financial statements.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

An analysis of the allowance for loan losses for the three months ended March 31, 2015, the year ended December 31, 2014, and the three months ended March 31, 2014 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014

Balance at beginning of period	$5,140	$4,661	$4,661
Recoveries on loans previously charged off	93	325	121
Loans charged off	(11)	(1,046)	(82)
Provision	305	1,200	183

Balance at end of period	$5,527	$5,140	$4,883

In the first quarter of 2015 the Corporation recorded net recoveries of $83,000, compared to net recoveries of $39,000 in the same period in 2014.  In the first quarter of 2015, the Corporation recorded a provision for loan loss of $.305 million, compared to $.183 million in the first quarter of 2014.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	—	—	—	—	—	(11)	—	(11)
Recoveries	81	—	—	—	1	11	—	93
Provision	(124)	814	2	(41)	(1)	6	(351)	305
Ending balance ALLR	$2,770	$2,353	$144	$244	$6	$19	$(9)	$5,527

Loans:
Ending balance	$310,924	$99,496	$18,019	$142,283	$9,733	$17,276		$597,731
Ending balance ALLR	(2,770)	(2,353)	(144)	(244)	(6)	(19)	(9)	(5,527)
Net loans	$308,154	$97,143	$17,875	$142,039	$9,727	$17,257	$(9)	$592,204

Ending balance ALLR:
Individually evaluated	$792	$1,380	$—	$21	$—	$10	$—	$2,203
Collectively evaluated	1,978	973	144	223	6	9	(9)	3,324
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$2,770	$2,353	$144	$244	$6	$19	$(9)	$5,527

Ending balance Loans:
Individually evaluated	$2,334	$6,793	$—	$271	$—	$37	$—	$9,435
Collectively evaluated	303,256	92,342	17,613	137,883	9,733	17,234		578,061
Acquired with deteriorated credit quality	5,334	361	406	4,129	—	5	—	10,235
Total	$310,924	$99,496	$18,019	$142,283	$9,733	$17,276	$—	$597,731

Impaired loans, by definition, are individually evaluated.

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

Commercial construction loans in the amount of $2.761 million, $3.251 million and $3.323 million for the periods ended March 31, 2015, December 31, 2014 and March 31, 2014, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.  Below is a breakdown of loans by risk category as of March 31, 2015 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,610	$27,471	$128,172	$144,634	$—	$8,037	$—	$—	$310,924
Commercial, financial and agricultural	4,711	4,047	34,255	53,492	—	2,991	—	—	99,496
Commercial construction	110	425	2,618	11,212	—	893	—	2,761	18,019
One to four family residential real estate	415	1,049	3,983	4,078	—	5,449	—	127,309	142,283
Consumer construction	—	—	—	—	—	—	—	9,733	9,733
Consumer	45	23	—	6	—	5	—	17,197	17,276

Total loans	$7,891	$33,015	$169,028	$213,422	$—	$17,375	$—	$157,000	$597,731

Below is a breakdown of loans by risk category as of December 31, 2014 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$859	$28,740	$129,791	$147,624	$—	$8,373	$—	$—	$315,387
Commercial, financial and agricultural	3,227	4,577	33,794	57,295	—	3,002	—	—	101,895
Commercial construction	80	441	2,282	9,324	—	906	—	3,251	16,284
One-to-four family residential real estate	297	1,074	3,207	5,882	—	5,745	—	123,348	139,553
Consumer construction	—	—	—	—	—	—	—	9,431	9,431
Consumer	53	—	3	10	—	11	—	18,308	18,385

Total loans	$4,516	$34,832	$169,077	$220,135	$—	$18,037	$—	$154,338	$600,935

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

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three months ended March 31, 2015.  Interest income that would have been recognized during this period was $.072 million.  For the three months ended March 31, 2014, the income that would have been recorded was $.024 million.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others.  Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.  Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.  The ASC 310-30 mark on impaired loans totaled $2.978 million.  The accretable yield in this impaired loans was estimated at $.619 million.  The Corporation recorded $.429 million due to the positive resolution of one large acquired nonperforming commercial loan relationship in the first quarter of 2015 and no accretable yield of the loan mark in 2014.

See accompanying notes to condensed consolidated financial statements.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired Peninsula loans at March 31, 2015:

Contractually required payments including interest	$12,711
Less: nonaccretable difference	(1,857)
Cash flows expected to be collected	10,854
Less: accretable yield	(619)
Fair value of credit impaired loans acquired	$10,235

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2015

With no valuation reserve:
Commercial real estate	$2,248	$3,537	$4,888	$—	$—	$16
Commercial, financial and agricultural	72	128	200	—	—	1
Commercial construction	266	110	367	—	—	4
One to four family residential real estate	1,950	2,727	4,635	—	—	25
Consumer construction	23	—	24	—	—	—
Consumer	29	5	—	—	—	—

With a valuation reserve:
Commercial real estate	$170	$—	$379	$570	$—	$5
Commercial, financial and agricultural	6,926	—	2,327	1,517	—	19
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	117	—	15	11	—	2
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	9	—	—

Total:
Commercial real estate	$2,418	$3,537	$5,267	$570	$—	$21
Commercial, financial and agricultural	6,998	128	2,527	1,517	—	20
Commercial construction	266	110	367	—	—	4
One to four family residential real estate	2,067	2,727	4,650	11	—	27
Consumer construction	23	—	24	—	—	—
Consumer	29	5	—	9	—	—
Total	$11,801	$6,507	$12,835	$2,107	$—	$72

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A summary of past due loans at March 31, 2015, December 31, 2014 and March 31, 2014 is as follows (dollars in thousands):

	March 31, 2015			December 31, 2014			March 31, 2014
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$746	$2,418	$3,164	$1,857	$859	$2,716	$729	$455	$1,184
Commercial, financial and agricultural	25	6,998	7,023	104	848	952	18	730	748
Commercial construction	—	266	266	—	—	—	—	—	—
One to four family residential real estate	1,075	2,116	3,191	1,412	1,958	3,370	471	299	770
Consumer construction	273	23	296	38	274	312	—	—	—
Consumer	29	29	58	88	—	88	18	7	25

Total past due loans	$2,148	$11,850	$13,998	$3,499	$3,939	$7,438	$1,236	$1,491	$2,727

A roll-forward of nonaccrual activity for the three months ended March 31, 2015 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$859	$848	$—	$1,958	$274	$—	$3,939

Principal payments	(75)	(3)	—	(21)	—	—	(99)
Charge-offs	—	—	—	—	—	—	—
Advances	—	—	—	—	—	—	—
Class transfers	—	—	250	—	(250)	—	—
Transfers to OREO	—	—	—	(79)	—	—	(79)
Transfers to accruing	(419)	—	—	(60)	—	—	(479)
Transfers from accruing	2,030	6,153	—	263	—	29	8,475
Other	23	—	16	6	(1)	—	44

Ending balance	$2,418	$6,998	$266	$2,067	$23	$29	$11,801

A roll-forward of nonaccrual activity during the year ended December 31, 2014 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(104)	(692)	—	(35)	—	(4)	(835)
Charge-offs	(18)	(435)	—	(206)	—	(32)	(691)
Advances	—	—	—	—	—	—	—
Transfers to OREO	(233)	—	—	(357)	—	—	(590)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,167	—	685	—	6	1,858
Acquired impaired loans	632	—	—	1,375	274	—	2,281
Other	10	7	—	12	—	—	29

Ending balance	$859	$848	$—	$1,958	$274	$—	$3,939

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

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	Three Months Ended		Year Ended		Three Months Ended
	March 31,		December 31,		March 31,
	2015		2014		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	3	$1,216	—	$—	—	$—
Commercial, financial and agricultural	3	268	—	—	—	—
Commercial construction	4	266	—	—	—	—
One to four family residential real estate	20	1,538	—	—	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	30	$3,288	—	$—	—	$—

See accompanying notes to condensed consolidated financial statements.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the period ended March 31, 2015 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Principal payments	—	—	(3)	—	—	(3)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	647	268	—	1,243	—	2,158
Transferred out of TDR	—	—	—	—	—	—
Transfer from nonaccrual	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$1,654	$1,454	$849	$1,303	$—	$5,260

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	—	—	—	—	—	—
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	569	—	266	295	—	1,130
Transfer to accruing	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$569	$—	$266	$295	$—	$1,130

TOTALS

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Principal payments	—	—	(3)	—	—	(3)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	1,216	268	266	1,538	—	3,288
Transfers out of TDRs	—	—	—	—	—	—
Tansfers from nonaccrual	—	—	—	—	—	—
Transfers to accruing	—	—	—	—	—	—

Ending Balance	$2,223	$1,454	$1,115	$1,598	$—	$6,390

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

4.              LOANS (Continued)

A roll-forward of troubled debt restructuring during the year ended March 31, 2014 (dollars in thousands):

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

(Unaudited)

4.              LOANS (Continued)

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014

Loans outstanding, beginning of period	$8,789	$9,043	$9,043
New loans	—	33	—
Net activity on revolving lines of credit	117	1,390	760
Repayment	(2,412)	(1,677)	(1,436)

Loans outstanding, end of period	$6,494	$8,789	$8,367

There were no loans to related parties classified substandard as of March 31, 2015, December 31, 2014 or March 31, 2014.  In addition to the outstanding balances above, there were unfunded commitments of $.255 million to related parties at March 31, 2015.

5.     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of Peninsula.

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with FASB ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are annually tested for impairment.  Intangible assets, including core deposits and customer business relationships, are amortized primarily on straight-line basis over their estimated useful lives.  The Corporation is currently amortizing the deposit based intangible over a ten-year estimated life.

The deposit based intangible is reported net of accumulated amortization at $1.167 million at March 31, 2015.  Amortization expense in the first quarter of 2015 is $.029 million.  Amortization expense for the next five years is expected to be at $.121 million per year.

6.     SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2015, the Corporation had obligations to service approximately $223 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 10.75% and a discount rate of 8.90% for March 31, 2015.

See accompanying notes to condensed consolidated financial statements.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.              SERVICING RIGHTS (CONTINUED)

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2015	2014	2014

Balance at beginning of period	$1,994	$1,129	$1,129
Additions from loans sold with servicing retained	100	636	—
MSRs acquired in Peninsula transaction	—	539
Amortization	(214)	(310)	(72)

Balance at end of period	$1,880	$1,994	$1,057

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at March 31, 2015 and March 31, 2014 was approximately $46 million and $48 million.  The Corporation valued these servicing rights at $.190 million as of March 31, 2015 and $.193 million at March 31, 2014.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

7.              BORROWINGS

Borrowings consist of the following at March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014

Federal Home Loan Bank fixed rate advances at March 31, 2015 with a weighted average rate of 1.68% maturing in 2016, 2018 and 2019	$35,000	$35,000	$35,000

Correspondent bank line of credit - holding company	8,500	8,000	—

Bank line of credit - wholly owned asset based lending subsidiary	2,961	3,367	—

Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,600	2,700	3,000

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	778	779	852

	$49,839	$49,846	$38,852

The Federal Home Loan Bank borrowings are collateralized at March 31, 2015 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $41.759 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $3.891 million and $4.126 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.973 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2015.

The USDA Rural Development borrowing is collateralized by loans totaling $.119 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.727 million, and guaranteed by the Corporation.

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2015 are $.114 million.  The anticipated distributions over the next five years and thereafter are detailed in the table below:

2015	$132,026
2016	130,003
2017	127,902
2018	128,608
2019	126,361
Thereafter	701,944
Total	$1,346,844

At March 31, 2015, the plan’s assets had a fair value of $2.107 million and the Corporation had a net liability of $1.183 million.  The accumulated benefit obligation was $3.290 million.

Assumptions in the actuarial valuation are:

2015

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

9.              STOCK COMPENSATION PLANS

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013 and 2014, the Corporation issued 37,125 shares and 37,125 shares of its common stock for vested RSUs, respectively.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs.

A summary of changes in our nonvested shares for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value

Nonvested balance at January 1, 2015	127,024	$10.07
Granted during the period	37,730	11.15
Vested during the period	(13,194)	12.95
Nonvested balance at March 31, 2015	151,560	$10.09

A summary of stock option transactions for the three months ended March 31, 2015 and 2014, and the year ended December 31, 2014, is as follows:

	March 31,	December 31,	March 31,
	2015	2014	2014

Outstanding shares at beginning of year	20,000	237,152	237,152
Granted during the period	—	—	—
Exercised during the period	—	(70,502)	—
Expired / forfeited during the period	—	(146,650)	—

Outstanding shares at end of period	20,000	20,000	237,152

Exercisable shares at end of period	4,000	4,000	124,861

Weighted average exercise price per share at end of period	$11.33	$11.33	$9.88

Shares available for grant at end of period	—	—	—

See accompanying notes to condensed consolidated financial statements.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.              STOCK COMPENSATION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at March 31, 2015:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$10.65	10,000	2,000	8,000.29
$12.00	10,000	2,000	8,000.71
	20,000	4,000	16,000.50

10.       INCOME TAXES

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2015 had a net operating loss and tax credit carryforwards for tax purposes of approximately $14.8 million, and $2.7 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $10.332 million at March 31, 2015, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of March 31, 2015 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

11.  FAIR VALUE MEASUREMENTS

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

11.       FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents information for financial instruments at March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

		March 31, 2015		December 31, 2014		March 31, 2014
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$24,246	$24,246	$21,947	$21,947	$24,751	$24,751
Interest-bearing deposits	Level 2	5,832	5,832	5,797	5,797	10	10
Securities available for sale	Level 2	63,313	63,313	65,832	65,832	47,411	47,411
Federal Home Loan Bank stock	Level 2	2,973	2,973	2,973	2,973	3,060	3,060
Net loans	Level 3	592,204	593,121	595,795	596,429	480,979	481,101
Accrued interest receivable	Level 3	1,758	1,758	1,680	1,680	1,468	1,468

Total financial assets		$690,326	$691,243	$694,024	$694,658	$557,679	$557,801

Financial liabilities:
Deposits	Level 2	$597,913	$598,184	$606,973	$606,534	$475,710	$474,958
Borrowings	Level 2	49,839	50,685	49,846	50,280	38,852	38,604
Accrued interest payable	Level 3	227	227	205	205	190	190

Total financial liabilties		$647,979	$649,096	$657,024	$657,019	$514,752	$513,752

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

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.       FAIR VALUE MEASUREMENTS (Continued)

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2015, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2015 and March 31, 2014 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of March 31, 2015, December 31, 2014 or March 31, 2014.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Assets

Impaired loans	$18,308	$—	$—	$18,308	$—
Other real estate owned	2,632	—	—	2,632	17
					$17

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Assets

Impaired loans	$1,658	$—	$—	$1,658	$857
Other real estate held for sale	3,010	—	—	3,010	280
					$1,137

See accompanying notes to condensed consolidated financial statements.

 MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

11.  FAIR VALUE MEASUREMENTS (Continued)

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

12.       SHAREHOLDERS’ EQUITY

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

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 22,500 shares thus far in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013, increased this amount by an additional $600,000 on December 17, 2013, and further increased this amount by an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.

13.       COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

(Unaudited)

13.       COMMITMENTS, CONTINGENCIES AND CREDIT RISK (Continued)

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

	March 31,	December 31,	March 31,
	2015	2014	2014
Commitments to extend credit:
Variable rate	$42,690	$44,134	$40,704
Fixed rate	21,713	24,191	14,377
Standby letters of credit - Variable rate	6,310	6,072	5,396
Credit card commitments - Fixed rate	3,367	3,267	3,279

	$74,080	$77,664	$63,756

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2015 represents $106.286 million, or 24.81% compared to $97.153 million, or 26.89%, of the commercial loan portfolio on March 31, 2014.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

See accompanying notes to condensed consolidated financial statements.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  If

See accompanying notes to condensed consolidated financial statements.

a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

See accompanying notes to condensed consolidated financial statements.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  This discussion should be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2014.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded a first quarter 2015 net income available to common shareholders of $1.371 million or $.22 per share compared to net income of $.660 million, or $.12 per share for the first quarter of 2014.  Operating results for the first quarter of 2015 included a provision for loan losses of $.305 million compared to $.183 million for the same period of 2014.

Weighted average shares outstanding totaled 6,256,475 for the first quarter of 2015 and 5,527,690 for the same period in 2014.

The net interest margin for the first quarter of 2015 increased to $7.520 million, or 4.53%, compared to $5.593 million, or 4.25% in the first quarter of 2014.

Total assets of the Corporation at March 31, 2015 were $728.844 million, up by $145.252 million, or 24.89% from the $583.592 million in total assets reported at March 31, 2014 and down by $14.941 million, or 2.01%, from total assets of $743.785 million at year-end 2014.

The acquisition of Peninsula Financial Corporation, the holding company for Peninsula Bank, (“PFC”), in December 2014 added approximately $125 million in assets, $70 million in loan balances and $100 million in deposits to our organization. In connection with this acquisition we increased shareholders equity by $7.804 million, issued 695,361 shares of our common stock and added approximately 350 new shareholders.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $2.299 million during the first quarter of 2015.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $2.519 million, or 3.83%, from December 31, 2014 to March 31, 2015, with the balance on March 31, 2015, totaling $63.313 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of March 31, 2015, investment securities with an estimated fair value of $4.126 million were pledged.

Loans

Through the first quarter of 2015, loan balances decreased slightly from December 31, 2014 balances of $600.935 million.  During the first three months of 2015, the Bank had total loan production of $31.4 million, which included $8.576 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization.

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

See accompanying notes to condensed consolidated financial statements.

Following is a summary of the loan portfolio at March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2015	Total	2014	Total	2014	Total

Commercial real estate	$310,924	52.02%	$315,387	52.48%	$267,153	54.99%
Commercial, financial, and agricultural	99,496	16.65	101,895	16.96	83,461	17.18
One to four family residential real estate	142,283	23.80	139,553	23.22	104,376	21.48
Construction:
Consumer	9,733	1.63	9,431	1.57	6,383	1.31
Commercial	18,019	3.01	16,284	2.71	10,685	2.20
Consumer	17,276	2.89	18,385	3.06	13,804	2.84
Total loans	$597,731	100.00%	$600,935	100.00%	$485,862	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2015, December 31, 2014 and March 31, 2014 (dollars in thousands):

	March 31, 2015			December 31, 2014			March 31, 2014
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$106,286	24.81%	141.64%	$106,644	24.60%	144.12%	$97,153	26.89%	147.81%
Hospitality and tourism	45,995	10.73	61.30	46,211	10.66	62.45	44,243	12.25	67.31
Lessors of nonresidential buildings	21,545	5.03	28.71	19,776	4.56	26.73	13,649	3.78	20.77
Commercial construction	18,019	4.21	24.01	16,284	3.76	22.01	10,685	2.96	16.26
Gasoline stations and convenience stores	13,965	3.26	18.61	13,841	3.19	18.71	11,980	3.32	18.23
Real estate agents and managers	9,717	2.27	12.95	9,454	2.18	12.78	10,115	2.80	15.39
Other	212,912	49.69	283.74	221,356	51.05	299.15	173,474	48.01	263.92

Total Commercial Loans	$428,439	100.00%		$433,566	100.00%		$361,299	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2015.  The current concentration of real estate related loans represents a broad customer base comprised of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2015, our residential loan portfolio totaled $152.016 million, or 25.43% of our total outstanding loans.

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

See accompanying notes to condensed consolidated financial statements.

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net recoveries for the three months ended March 31, 2015 amounted to $83,000, compared to $39,000 for the same period in 2014.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2015	2014	2014
Nonperforming Assets:
Nonaccrual Loans	$10,671	$3,939	$983
Loans past due 90 days or more	49	—	—
Restructured loans	1,130	—	508
Total nonperforming loans	11,850	3,939	1,491
Other real estate owned	2,632	3,010	2,166
Total nonperforming assets	$14,482	$6,949	$3,657
Nonperforming loans as a % of loans	1.98%	.66%	.31%
Nonperforming assets as a % of assets	1.99%	.93%	.63%
Reserve for Loan Losses:
At period end	$5,527	$5,140	$4,883
As a % of loans	.92%	.86%	1.01%
As a % of nonperforming loans	46.64%	130.49%	327.50%
As a % of nonaccrual loans	46.84%	130.49%	497.74%
Texas ratio*	19.16%	9.37%	5.18%

*calculated by taking total nonperforming assets divided by total tangible equity plus reserve for loan losses

Nonperforming assets at $14.482 million have increased in 2015 by $7.533 million from the $6.949 million at 2014 year end.  This increase in nonperforming assets is due almost entirely to one large credit, an approximate $7.5 million local loan relationship, which the bank entered into in 2011 as a chapter 11 bankruptcy reorganization.  This relationship was established in conjunction with several other state and federal government lending parties who provided various loan guarantees, in order to preserve a long standing paper mill in our headquarters market and save over 150 jobs.

The following provides additional information relative to the Corporation’s credit quality:

	At Period End		At Period End
	March 31, 2015	December 31, 2014	March 31, 2014

Total loans, at period end	$597,731	$600,935	$485,862
Average loans for the period	$600,052	$509,749	$486,354

	For the Period Ended			For the Period Ended
	Three Months Ended		Twelve Months Ended	Three Months Ended
	March 31, 2015		December 31, 2014	March 31, 2015

Net charge-offs (recoveries) during the period	$(83)		$721	$(39)
Net charge-offs to average loans	N/M	%	.14%	N/M	%
Net charge-offs to beginning allowance balance	N/M	%	15.47%	N/M	%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan review consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2015, the Corporation will again utilize a consultant for loan review.

See accompanying notes to condensed consolidated financial statements.

As of March 31, 2015, the allowance for loan losses represented .92% of total loans.  At March 31, 2015, the allowance included specific reserves in the amount of $2.203 million, as compared to $1.216 million at December 31, 2014 and $1.406 million at March 31, 2014.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2015	December 31, 2014	March 31, 2014

Balance at beginning of period	$3,010	$1,884	$1,884
Other real estate acquired, net of purchase accounting	—	1,193
Other real estate transferred from loans due to foreclosure	63	588	282
Other real estate sold	(424)	(375)	—
Writedowns on other real estate held for sale	(3)	(228)	—
Loss on sale of other real estate held for sale	(14)	(52)	—

Balance at end of period	$2,632	$3,010	$2,166

During the first quarter of 2015, the Corporation received real estate in lieu of loan payments of $.063 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had a decrease in deposits in the first quarter of 2015.  Total deposits decreased by $9.060 million, or 1.49%, in the first quarter of 2015.  The decrease in deposits for the first quarter of 2015 is composed of a decrease in noncore deposits of $6.653 million and a decrease in core deposits of $2.407 million.  In recent years, the Corporation strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  The core deposit balances increased primarily in transactional account deposits, our lowest cost of funds.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  In an effort to stem some runoff from core deposit CDs, management recently increased some offering rates on CD products.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2015	% of Total	2014	% of Total	2014	% of Total

Noninterest bearing	$104,689	17.51%	$95,498	15.73%	$68,027	14.30%
NOW, money market, checking	206,824	34.59	212,565	35.02	148,023	31.12
Savings	29,470	4.93	28,015	4.62	14,425	3.03
Certificates of Deposit <$100,000	127,639	21.35	134,951	22.23	154,371	32.45
Total core deposits	468,622	78.38	471,029	77.60	384,846	80.90

Certificates of Deposit >$100,000	29,434	4.92	30,316	4.99	23,317	4.90
Brokered CDs	99,857	16.70	105,628	17.39	67,547	14.20
Total non-core deposits	129,291	21.62	135,944	22.40	90,864	19.10

Total deposits	$597,913	100.00%	$606,973	100.00%	$475,710	100.00%

See accompanying notes to condensed consolidated financial statements.

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2015, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 1.18 years and a weighted average rate of 1.68% at March 31, 2015.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has an outstanding balance of $.779 million, with a fixed interest rate of 1% that matures in August 2024.

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

Shareholders’ Equity

Total shareholders’ equity increased $1.042 million from December 31, 2014 to March 31, 2015.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $1.371 million, a reduction for dividends on common stock of $.469 million, increases due to stock compensation of $.144 million, an increase in the market value of securities of $.261 million and a decrease due to the repurchase of common stock of $.265 million.

In December 2014, the Corporation consummated the previously announced acquisition of Peninsula Financial Corporation (“Peninsula”) with a combination of cash and MFNC stock.  Peninsula Financial Corporation was a bank holding company with The Peninsula Bank as its wholly-owned subsidiary. Peninsula was headquartered in Ishpeming, Michigan with six branch locations.  The purchase price of the acquisition was $12.420 million with a combination of cash and MFNC common stock.  MFNC issued 695,361 shares of its common stock in connection with the acquisition, resulting in an increase in shareholder equity of $7.804 million in recording this transaction, after the reduction for issuance costs of $.130 million.  The Corporation recorded assets with a fair value of $112.766 million, including loans of $67.139 million, as well as $100.950 million of deposits.

RESULTS OF OPERATIONS

Summary

The Corporation recorded a first quarter 2015 net income available to common shareholders of $1.371 million or $.22 per share compared to net income of $.660 million, or $.12 per share for the first quarter of 2014.  Operating results for the first quarter of 2015 included a provision for loan losses of $.305 million compared to $.183 million for the same period of 2014.

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

Net interest margin on a fully taxable equivalent basis amounted to $7.543 million, 4.53% of average earning assets, in the first quarter of 2015, compared to $5.608 million, and 4.26% of average earning assets, in the first quarter of 2014.  Net interest income in the first quarter of 2015 increased to $7.520 million, 4.53%, compared to $5.593 million, or 4.25%, in the first quarter of 2014.  The increase in net interest income was largely due to the PFC acquisition as we increased earning assets by approximately $90 million.  We also had increased net interest contribution due to the accretive attributes associated with the purchase accounting adjustments related to PFC loan marks under GAAP.

See accompanying notes to condensed consolidated financial statements.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2015-2014
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2015	2014	(Decrease)	2015	2014	2015	2014	Variance	Variance	Variance	Variance

Loans (1),(2),(3)	$600,052	$486,354	$113,698	5.56%	5.27%	$8,231	$6,315	$1,916	$1,477	$356	$83
Taxable securities	61,742	43,257	18,485	1.98	2.22	302	237	65	101	(25)	(11)
Nontaxable securities (2)	2,450	1,505	945	10.10	4.85	61	18	43	11	19	13
Federal funds sold	2	3	(1)	—	—	—	—	—	—	—	—
Other interest-earning assets	8,475	3,070	5,405	2.94	6.21	62	47	15	83	(25)	(43)
Total earning assets	672,721	534,189	138,532	5.22	5.02	8,656	6,617	2,039	1,672	325	42
Reserve for loan losses	(5,201)	(4,852)	(349)
Cash and due from banks	19,568	23,847	(4,279)
Fixed Assets	12,690	10,288	2,402
Other Real Estate	2,731	2,058	673
Other assets	34,987	15,186	19,801
Total assets	$737,496	$580,716	$156,780

NOW and money market deposits	$166,280	$116,847	$49,433.28%		.21%	$116	$61	$55	$26	$21	$8
Interest checking	51,015	33,090	17,925.19		.18	24	15	9	8	1	—
Savings deposits	28,485	13,569	14,916.07		.09	5	3	2	3	(1)	(1)
CDs <$100,000	131,122	151,317	(20,195)	1.11	1.23	358	460	(102)	(61)	(47)	6
CDs >$100,000	29,656	23,205	6,451	1.07	1.40	78	80	(2)	22	(19)	(5)
Brokered deposits	99,595	67,557	32,038.99		1.22	242	203	39	95	(38)	(17)
Borrowings	54,605	38,808	15,797	2.15	1.95	290	187	103	76	19	8
Total interest-bearing liabilities	560,758	444,393	116,365.92		.92	1,113	1,009	104	169	(64)	(1)
Demand deposits	95,230	68,366	26,864
Other liabilities	7,731	2,495	5,236
Shareholders’ equity	73,777	65,462	8,315
Total liabilities and shareholders’ equity	$737,496	$580,716	$156,780
Rate spread				4.30%	4.10%
Net interest margin/revenue				4.53%	4.26%	$7,543	$5,608	$1,935	$1,503	$389	$43

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first quarter of 2015, the Corporation determined through this analysis that a $.305 million provision for loan loss was required, compared to $.183 required in the first quarter of 2014.  There were net recoveries of $83,000 in the first quarter of 2015 and $39,000 in the same period of 2014.

Other Income

Other income decreased by $.067 million for the three months ended March 31, 2015, compared to the three months ended March 31, 2014.  Included in first quarter of 2015 is income from loans sold on the secondary market of $.167 million and income from SBA/USDA loan sales of $.118 million, compared to $.103 million for secondary market loans and $.382 million from SBA/USDA loans sales in the first quarter of 2014.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

See accompanying notes to condensed consolidated financial statements.

The following table details other income for the three months ended March 31, 2015 and 2014 (dollars in thousands):

Noninterest Income

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2015	2014	Dollars	Percent

Deposit service fees	$184	$157	$27	17.20%
Income from secondary market loans sold	167	103	64	62.14
SBA/USDA loan sale gains	118	382	(264)	100.00
Mortgage servicing income	31	13	18	138.46
Net security gains	10	—	10	100.00
Other noninterest income	114	36	78	216.67

Total other income	$624	$691	$(67)	(9.70)%

Other Expense

For the first quarter of 2015, the Corporation recorded other expense of $5.756 million compared to $5.107 million in 2014, an increase of $.649 million.  Included in other expense for the quarter is an increase in salaries and employee benefits of $.506 million, largely attributable to the PFC acquisition in December 2014.

The following table details other expense for the three months ended March 31, 2015 and
2014 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2015	2014	Dollars	Percentage
Salaries and employee benefits	$3,047	$2,541	$506	19.91%
Occupancy	576	538	38	7.06
Furniture and equipment	399	319	80	25.08
Data processing	355	286	69	24.13
Advertising	126	107	19	17.76
Professional service fees	301	331	(30)	(9.06)
Loan and deposit	138	79	59	74.68
Writedowns and losses on other real estate held for sale	17	—	17	100.00%
FDIC insurance premiums	108	85	23	27.06
Telephone	132	82	50	60.98
Other	557	739	(182)	(24.63)
Total other expense	$5,756	$5,107	$649	12.71%

Federal Income Taxes

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2015 had a net operating loss and tax credit carryforwards for tax purposes of approximately $14.8 million, and $2.7 million, respectively.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.400 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation has reported deferred tax assets of $10.332 million at March 31, 2015, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of March 31, 2015 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

See accompanying notes to condensed consolidated financial statements.

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

Current balance sheet liquidity consists of $24.242 million in cash and due from balances, negligible federal funds sold and $59.187 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first quarter of 2015, the Corporation increased cash and cash equivalents by $2.299 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash provided by investing activities, with a net decrease in investment securities of $2.976 million and a net decrease in loans of $3.445 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At March 31, 2015, the Bank’s core deposits in relation to total funding were 72.35% compared to 74.79% at March 31, 2014.  These ratios indicated at March 31, 2015, that the Bank has increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2015, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets.  Management continually evaluates deposit products offered in order to remain competitive in its goal of increasing core deposits. The Corporation will and has the ability to augment local deposit growth efforts with wholesale CD funding.

See accompanying notes to condensed consolidated financial statements.

CAPITAL AND REGULATORY

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of March 31, 2015, the Corporation is well capitalized.

Effective January 1, 2015, the Corporation was subject to new capital requirements due to the Basel III regulation, including:

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2015 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Well-Capitalized
	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$69,519	11.7%	>	$47,562	> 8.0%	>	$59,452	10.0%
mBank	$73,252	12.5%	>	$46,828	> 8.0%	>	$58,535	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$63,992	10.8%	>	$35,671	> 6.0%	>	$47,561	8.0%
mBank	$73,252	11.6%	>	$35,121	> 6.0%	>	$46,828	8.0%

Tier 1 capital to average assets:
Consolidated	$63,992	8.8%	>	$29,046	> 4.0%	>	$36,307	5.0%
mBank	$67,904	9.5%	>	$28,647	> 4.0%	>	$35,809	5.0%

See accompanying notes to condensed consolidated financial statements.

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

The Corporation has established interest rate floors on approximately $152.521 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $117.038 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $33.711 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $63.313 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $340.983 million of transactional accounts, of which $104.689 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

See accompanying notes to condensed consolidated financial statements.

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

The following is the Corporation’s opportunities at March 31, 2015 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$216,018	$168,485	$211,734	$1,494	$597,731
Securities	5,952	8,380	32,685	16,296	63,313
Other (1)	4,256	2,079	2,474	—	8,809

Total interest-earning assets	226,226	178,944	246,893	17,790	669,853

Interest-bearing obligations:
NOW, money market, savings, interest checking	236,294	—	—	—	236,294
Time deposits	19,389	75,028	62,536	120	157,073
Brokered CDs	18,060	24,140	57,657	—	99,857
Borrowings	100	10,374	39,040	325	49,839

Total interest-bearing obligations	273,843	109,542	159,233	445	543,063

Gap	$(47,617)	$69,402	$87,660	$17,345	$126,790

Cumulative gap	$(47,617)	$21,785	$109,445	$126,790

(1)      Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2015, the Corporation had a cumulative asset sensitivity gap position of $21.785 million within the one-year time frame.  The Corporation’s cumulative asset sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn more net interest income.  Since more assets would reprice at higher rates than liabilities.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would decrease.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2014, the Corporation had a cumulative liability sensitivity gap position of $8.027 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 1.51 years and a weighted average rate of 1.68%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MACKINAC FINANCIAL CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, increased this amount by an additional $600,000 on December 17, 2013 and further increased this amount by an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases*

January 1, 2015 to January 31, 2015	10,000	$11.90	10,000	$428,368
February 1, 2015 to February 28, 2015	10,000	$11.73	10,000	311,106
March 1, 2015 to March 31, 2015	2,500	$11.65	2,500	281,975

Total First Quarter 2015	22,500	$11.79	22,500

* Data does not include the April 2015 authorization of $750,000.

Item 6.  Exhibits and Reports on Form 8-K

(a)         Exhibits:

Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

101.INS	XBRL Instance Document.

101.SCH	XBRL Taxonomy Extension Schema Document.

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

MACKINAC FINANCIAL CORPORATION

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date:	May 15, 2015	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

			By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)