Form 10-Q
period 2015-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2015-08-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there were outstanding 6,239,250 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - June 30, 2015 (Unaudited), December 31, 2014 and June 30, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2015 (Unaudited) and June 30, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2015 (Unaudited) and June 30, 2014 (Unaudited)	5

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2015 (Unaudited) and June 30, 2014 (Unaudited)	6

	Condensed Consolidated Statements of Cash Flows - Six Months Ended June 30, 2015 (Unaudited) and June 30, 2014 (Unaudited)	8

	Notes to Condensed Consolidated Financial Statements (Unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	39

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	49

Item 4.	Controls and Procedures	52

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	53

Item 6.	Exhibits and Reports on Form 8-K	53

SIGNATURES		54

MACKINAC FINANCIAL CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,	June 30,
	2015	2014	2014
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$16,658	$21,947	$20,744
Federal funds sold	3	—	2
Cash and cash equivalents	16,661	21,947	20,746

Interest-bearing deposits in other financial institutions	5,338	5,797	235
Securities available for sale	60,561	65,832	47,374
Federal Home Loan Bank stock	2,169	2,973	3,060

Loans:
Commercial	447,086	433,566	374,565
Mortgage	150,998	148,984	113,332
Consumer	17,163	18,385	15,043
Total Loans	615,247	600,935	502,940
Allowance for loan losses	(5,600)	(5,140)	(5,097)
Net loans	609,647	595,795	497,843

Premises and equipment	12,584	12,658	9,790
Other real estate held for sale	2,392	3,010	1,947
Deferred tax asset	10,013	11,498	9,097
Deposit based intangibles	1,136	1,196	—
Goodwill	3,805	3,805	—
Other assets	11,032	19,274	5,777

TOTAL ASSETS	$735,338	$743,785	$595,869

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$108,068	$95,498	$73,732
NOW, money market, interest checking	198,482	212,565	148,242
Savings	29,921	28,015	15,658
CDs<$100,000	133,582	134,951	143,140
CDs>$100,000	28,731	30,316	23,151
Brokered	90,037	105,628	80,093
Total deposits	588,821	606,973	484,016

Fed funds purchased	15,000	—	—
Borrowings	49,483	49,846	42,087
Other liabilities	6,288	12,970	3,289
Total liabilities	659,592	669,789	529,392

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares , none issued and outstanding	—	—	—
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 6,239,250; 6,266,756 and 5,527,690 respectively	61,461	61,679	53,703
Retained earnings	13,851	11,804	12,325
Accumulated other comprehensive income
Unrealized gains(losses) on available for sale securities	483	562	—
Minimum pension liability	(49)	(49)	449

Total shareholders’ equity	75,746	73,996	66,477

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$735,338	$743,785	$595,869

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$7,742	$6,373	$15,967	$12,654
Tax-exempt	3	—	6	23
Interest on securities:
Taxable	261	244	563	481
Tax-exempt	53	14	94	27
Other interest income	40	32	102	80
Total interest income	8,099	6,663	16,732	13,265

INTEREST EXPENSE:
Deposits	801	800	1,624	1,622
Borrowings	298	204	588	391
Total interest expense	1,099	1,004	2,212	2,013

Net interest income	7,000	5,659	14,520	11,252
Provision for loan losses	200	191	505	374
Net interest income after provision for loan losses	6,800	5,468	14,015	10,878

OTHER INCOME:
Deposit service fees	244	192	428	349
Income from loans sold on the secondary market	282	139	449	242
SBA/USDA loan sale gains	282	166	400	548
Mortgage servicing income	199	89	230	102
Net security gains	259	—	269	—
Other	84	64	198	100
Total other income	1,350	650	1,974	1,341

OTHER EXPENSE:
Salaries and employee benefits	2,916	2,523	5,963	5,064
Occupancy	626	546	1,202	1,084
Furniture and equipment	390	303	789	622
Data processing	359	288	714	574
Advertising	120	123	246	230
Professional service fees	279	276	580	607
Loan and deposit	125	83	263	162
Writedowns and losses on other real estate held for sale	20	14	37	14
FDIC insurance assessment	140	90	248	175
Telephone	106	82	238	164
Other	619	570	1,176	1,309
Total other expenses	5,700	4,898	11,456	10,005

Income before provision for income taxes	2,450	1,220	4,533	2,214
Provision for income taxes	836	414	1,548	748

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	1,614	806	2,985	1,466

INCOME PER COMMON SHARE:
Basic	$.26	$.15	$.48	$.27
Diluted	$.26	$.14	$.48	$.26

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Net income	$1,614	$806	$2,985	$1,466

Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	(461)	150	72	345
Reclassification adjustment for securities gains included in net income	(259)	—	(269)	—
Tax effect	380	(45)	118	(112)
Unrealized gains (losses) on available for sale securities	(340)	105	(79)	233

Total comprehensive income	$1,274	$911	$2,906	$1,699

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,257,450	$61,558	$12,706	$774	$75,038

Net income for period	—	—	1,614	—	1,614
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(340)	(340)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,614	(340)	1,274
Stock compensation	—	144	—	—	144
Issuance of common stock:
Restricted stock award vesting	3,000	—	—	—	—
Repurchase of common stock	(21,200)	(241)	—	—	(241)
Dividend on common stock	—	—	(469)	—	(469)

Balance, end of period	6,239,250	$61,461	$13,851	$434	$75,746

	Three Months Ended
	June 30,
	2014
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	5,527,690	$53,590	$11,796	$344	$65,730

Net income for period	—	—	806	—	806
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	105	105
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	806	105	911
Stock compensation	—	113	—	—	113
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(277)	—	(277)

Balance, end of period	5,527,690	$53,703	$12,325	$449	$66,477

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,266,756	$61,679	$11,804	$513	$73,996

Net income for period	—	—	2,985	—	2,985
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(79)	(79)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	2,985	(79)	2,906
Stock compensation	—	288	—	—	288
Issuance of common stock:
Restricted stock award vesting	16,194	—	—	—	—
Repurchase of common stock	(43,700)	(506)	—	—	(506)
Dividend on common stock	—	—	(938)	—	(938)

Balance, end of period	6,239,250	$61,461	$13,851	$434	$75,746

	Six Months Ended
	June 30,
	2014
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	5,541,390	$53,621	$11,412	$216	$65,249

Net income for period	—	—	1,466	—	1,466
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	233	233
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,466	233	1,699
Stock compensation	—	225	—	—	225
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Repurchase of common stock	(13,700)	(143)	—	—	(143)
Dividend on common stock	—	—	(553)	—	(553)

Balance, end of period	5,527,690	$53,703	$12,325	$449	$66,477

MACKINAC FINANCIAL CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$2,985	$1,466
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation and amortization	841	751
Provision for loan losses	505	374
Deferred income taxes, net	1,548	748
(Gain) on sales/calls of securities	(269)	—
(Gain) on sale of loans sold to secondary market	(362)	(191)
Origination of loans held for sale in the secondary market	(22,420)	(11,170)
Proceeds from sale of loans in the secondary market	22,782	11,361
Loss on sale of premises, equipment, and other real estate held for sale	12	41
Writedown of other real estate held for sale	25	2
Stock compensation	288	225
Change in other assets	8,574	149
Change in other liabilities	(6,682)	(111)
Net cash provided by operating activities	7,827	3,645

Cash Flows from Investing Activities:
Net (increase) in loans	(14,715)	(19,354)
Net decrease (increase) in interest bearing deposits in other financial institutions	459	(225)
Purchase of securities available for sale	(10,016)	(3,243)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	14,939	504
Proceeds from FHLBI repurchases of excess capital stock	804	—
Capital expenditures	(674)	(798)
Proceeds from sale of premises, equipment, and other real estate	1,049	742
Net cash (used in) investing activities	(8,154)	(22,374)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(18,152)	17,717
Increase in fed funds purchased	15,000	—
Net activity on lines of credit	(163)	—
Net (decrease) increase in borrowings	(200)	4,235
Repurchase of common stock	(506)	(143)
Dividend on common stock	(938)	(553)
Net cash provided by (used in) financing activities	(4,959)	21,256

Net (decrease) increase in cash and cash equivalents	(5,286)	2,527
Cash and cash equivalents at beginning of period	21,947	18,219

Cash and cash equivalents at end of period	$16,661	$20,746

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,218	$2,009
Income taxes	150	25

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	495	282

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.   In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013 and 2014, the Corporation issued 37,125 shares and 37,125 shares of its common stock for vested RSUs, respectively.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs.  In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.

2.              RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is not permitted. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2015 and 2014 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
(Numerator):
Net income available to common shareholders	$1,614	$806	$2,985	$1,466
(Denominator):
Weighted average shares outstanding - basic	6,247,004	5,527,690	6,251,713	5,529,290
Effect of dilutive stock options and vesting of restricted stock units	42,594	90,001	27,514	55,642
Weighted average shares outstanding - diluted	6,289,598	5,617,691	6,279,227	5,584,932
Income per common share:
Basic	$.26	$.15	$.48	$.27
Diluted	$.26	$.14	$.48	$.26

4.              INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2015, December 31, 2014 and June 30, 2014 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2015

US Agencies	$24,876	$87	$(42)	$24,921
Corporate Bonds	12,433	87	(1)	12,519
US Agencies - MBS	12,604	227	(71)	12,760
Obligations of states and political subdivisions	9,916	591	(146)	10,361

Total securities available for sale	$59,829	$992	$(260)	$60,561

December 31, 2014

US Treasury	$5,287	$3	$(10)	$5,280
US Agencies	22,667	144	(94)	22,717
Corporate Bonds	12,558	116	—	12,674
US Agencies - MBS	13,461	262	(35)	13,688
Obligations of states and political subdivisions	10,930	685	(142)	11,473

Total securities available for sale	$64,903	$1,210	$(281)	$65,832

June 30, 2014

US Agencies - MBS	$6,598	$253	$—	$6,851
US Agencies	17,755	91	(258)	17,588
Corporate Bonds	15,691	189	—	15,880
Obligations of states and political subdivisions	6,441	400	(2)	6,839
Other	216	—	—	216

Total securities available for sale	$46,701	$933	$(260)	$47,374

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $4.276 million and $4.456 million, respectively, at June 30, 2015.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014

Commercial real estate	$320,013	$315,387	$274,500
Commercial, financial, and agricultural	107,205	101,895	89,515
One to four family residential real estate	142,276	139,553	105,868
Construction :
Consumer	8,722	9,431	7,464
Commerical	19,868	16,284	10,550
Consumer	17,163	18,385	15,043

Total loans	$615,247	$600,935	$502,940

The Corporation completed the acquisition of Peninsula Financial Corporation on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.312 million.  The Corporation recorded these loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In the first half of 2015, the Corporation had positive resolution of one acquired nonperforming loan which resulted in the recognition of approximately $.429 million of the accretable interest.

The table below details the acquired portfolio at June 30, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Loans acquired - contractual payments	$11,433	$52,515	$63,948
Nonaccretable difference	(1,509)	—	(1,509)
Expected cash flows	9,924	52,515	62,439
Accretable yield	(503)	(1,692)	(2,195)
Carrying balance at June 30, 2015	$9,421	$50,823	$60,244

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(429)	(350)	(779)
Reclassification from nonaccretable difference	188	—	188
Balance at June 30, 2015	$503	$1,692	$2,195

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.              LOANS (Continued)

An analysis of the allowance for loan losses for the six months ended June 30, 2015, the year ended December 31, 2014, and the six months ended June 30, 2014 is as follows (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014

Balance at beginning of period	$5,140	$4,661	$4,661
Loans charged off	(158)	(1,046)	(115)
Recoveries on loans previously charged off	113	325	177
Provision	505	1,200	374

Balance at end of period	$5,600	$5,140	$5,097

In the first half of 2015, net charge-offs were $.045 million, .01% of average loans, compared to net recoveries of $62,000 in the same period in 2014.   In the first half of 2015, the Corporation recorded a provision for loan loss of $.505 million compared to $.374 million in the first half of 2014.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2015
Allowance for loan loss reserve:
Beginning balance ALLR	$2,770	$2,353	$144	$244	$6	$19	$(9)	$5,527
Charge-offs	—	(110)	—	(30)	—	(7)	—	(147)
Recoveries	11	—	—	1	—	8	—	20
Provision	(231)	328	(16)	67	(1)	7	46	200
Ending balance ALLR	$2,550	$2,571	$128	$282	$5	$27	$37	$5,600

Six Months Ended June 30, 2015
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	—	(110)	—	(30)	—	(18)	—	(158)
Recoveries	92	—	—	1	1	19	—	113
Provision	(355)	1,142	(14)	26	(2)	13	(305)	505
Ending balance ALLR	$2,550	$2,571	$128	$282	$5	$27	$37	$5,600

At June 30,2015
Loans:
Ending balance	$320,013	$107,205	$19,868	$142,276	$8,722	$17,163	$—	$615,247
Ending balance ALLR	(2,550)	(2,571)	(128)	(282)	(5)	(27)	(37)	(5,600)
Net loans	$317,463	$104,634	$19,740	$141,994	$8,717	$17,136	$(37)	$609,647

Ending balance ALLR:
Individually evaluated	$570	$1,591	$—	$53	$—	$18	$—	$2,232
Collectively evaluated	1,980	980	128	229	5	9	37	3,368
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$2,550	$2,571	$128	$282	$5	$27	$37	$5,600

Ending balance Loans:
Individually evaluated	$1,984	$4,905	$—	$368	$—	$33	$—	$7,290
Collectively evaluated	312,969	102,110	19,762	137,846	8,722	17,127	—	598,536
Acquired with deteriorated credit quality	5,060	190	106	4,062	—	3	—	9,421
Total	$320,013	$107,205	$19,868	$142,276	$8,722	$17,163	$—	$615,247

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
Three Months Ended June 30, 2014
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

Commercial construction loans in the amount of $2.559 million, $3.251 million and $3.153 million for the periods ended June 30, 2015, December 31, 2014 and June 30, 2014, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of June 30, 2015 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,655	$27,372	$135,941	$145,302	$—	$7,743	$—	$—	$320,013
Commercial, financial and agricultural	10,384	5,236	38,729	46,181	—	6,675	—	—	107,205
Commercial construction	141	421	2,894	13,349	—	504	—	2,559	19,868
One-to-four family residential real estate	480	1,124	3,459	3,903	—	5,351	—	127,959	142,276
Consumer construction	—	—	—	—	—	—	—	8,722	8,722
Consumer	27	—	42	2	—	31	—	17,061	17,163

Total loans	$14,687	$34,153	$181,065	$208,737	$—	$20,304	$—	$156,301	$615,247

Below is a breakdown of loans by risk category as of December 31, 2014 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$859	$28,740	$129,791	$147,624	$—	$8,373	$—	$—	$315,387
Commercial, financial and agricultural	3,227	4,577	33,794	57,295	—	3,002	—	—	101,895
Commercial construction	80	441	2,282	9,324	—	906	—	3,251	16,284
One-to-four family residential real estate	297	1,074	3,207	5,882	—	5,745	—	123,348	139,553
Consumer construction	—	—	—	—	—	—	—	9,431	9,431
Consumer	53	—	3	10	—	11	—	18,308	18,385

Total loans	$4,516	$34,832	$169,077	$220,135	$—	$18,037	$—	$154,338	$600,935

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

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  Interest income recorded during impairment for the three and six months ended June 30, 2015 was $.105 million and $.628 million, respectively.  Interest income that would have been recognized during these periods was $.236 million and $.831 million, respectively.  For the three and six months ended June 30, 2014, the amounts that would have been recognized were $.029 million and $.053 million, respectively.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

The following table reflects the contractually required payments receivable, cash flows expected to be collected, and fair value of the credit impaired Peninsula loans at June 30, 2015:

Contractually required payments including interest	$11,433
Less: nonaccretable difference	(1,509)
Cash flows expected to be collected	9,924
Less: accretable yield	(503)
Fair value of credit impaired loans acquired	$9,421

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
June 30, 2015

With no valuation reserve:
Commercial real estate	$1,418	$3,328	$4,862	$5,607	$—	$66	$83	$533	$566
Commercial, financial and agricultural	69	190	229	517	—	2	3	19	21
Commercial construction	—	106	174	281	—	1	1	3	7
One to four family residential real estate	1,291	2,645	4,094	4,708	—	36	52	72	113
Consumer construction	22	—	23	131	—	—	1	—	1
Consumer	29	3	30	21	—	—	—	1	1

With a valuation reserve:
Commercial real estate	$981	$—	$981	$753	$570	$—	$15	$—	$20
Commercial, financial and agricultural	4,836	—	5,704	3,599	1,591	—	71	—	90
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	866	—	667	599	82	—	10	—	12
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$2,399	$3,328	$5,843	$6,360	$570	$66	$98	$533	$586
Commercial, financial and agricultural	4,905	190	5,933	4,116	1,591	2	74	19	111
Commercial construction	—	106	174	281	—	1	1	3	7
One to four family residential real estate	2,157	2,645	4,761	5,307	82	36	62	72	125
Consumer construction	22	—	23	131	—	—	1	—	1
Consumer	29	3	30	21	—	—	—	1	1
Total	$9,512	$6,272	$16,764	$16,216	$2,243	$105	$236	$628	$831

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
June 30, 2014

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A summary of past due loans at June 30, 2015, December 31, 2014 and June 30, 2014 is as follows (dollars in thousands):

	June 30,			December 31,			June 30,
	2015			2014			2014
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$963	$2,398	$3,361	$1,857	$859	$2,716	$602	$454	$1,056
Commercial, financial and agricultural	1	4,905	4,906	104	848	952	5	1,808	1,813
Commercial construction	271	—	271	—	—	—	—	—	—
One to four family residential real estate	1,104	2,297	3,401	1,412	1,958	3,370	141	383	524
Consumer construction	—	23	23	38	274	312	—	—	—
Consumer	30	29	59	88	—	88	57	7	64

Total past due loans	$2,369	$9,652	$12,021	$3,499	$3,939	$7,438	$805	$2,652	$3,457

A roll-forward of nonperforming loan activity for the three months ended June 30, 2015 (dollars in thousands):

	For the Three Months Ended June 30, 2015
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,418	$6,998	$266	$2,067	$23	$29	$11,801

Principal payments	(26)	(1,993)	—	(35)	—	(8)	(2,062)
Charge-offs	—	(100)	(266)	(113)	—	(9)	(488)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	(150)	—	—	(150)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	—	—	380	—	17	397
Other	6	—		8	—	—	14

Ending balance	$2,398	$4,905	$—	$2,157	$23	$29	$9,512

A roll-forward of nonperforming loan activity for the three months ended June 30, 2014 (dollars in thousands):

	For the Three Months Ended June 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$455	$730	$—	$299	$—	$7	$1,491

Principal payments	(3)	(63)	—	(14)	—	—	(80)
Charge-offs	—	—	—	—	—	(6)	(6)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	—	—	—	—
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	1,139	—	89	—	6	1,234
Other	2	2	—	9	—	—	13

Ending balance	$454	$1,808	$—	$383	$—	$7	$2,652

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of nonperforming loan activity for the first six months ended June 30, 2015 (dollars in thousands):

	For the Six Months Ended June 30, 2015
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$859	$848	$—	$1,958	$274	$—	$3,939

Principal payments	(101)	(1,996)	—	(56)	—	(8)	(2,161)
Charge-offs	—	(100)	(266)	(113)	—	(9)	(488)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	250	—	(250)	—	—
Transfers to OREO	—	—	—	(229)	—	—	(229)
Transfers to accruing	(419)	—	—	(60)	—	—	(479)
Transfers from accruing	2,030	6,153	—	643	—	46	8,872
Other	29	—	16	14	(1)	—	58

Ending balance	$2,398	$4,905	$—	$2,157	$23	$29	$9,512

A roll-forward of nonperforming loan activity for the first six months ended June 30, 2014 (dollars in thousands):

	For the Six Months Ended June 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(102)	(81)	—	(22)	—	(4)	(209)
Charge-offs	—	(53)	—	(3)	—	(25)	(81)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(26)	—	—	(256)	—	—	(282)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,139	—	171	—	6	1,316
Other	10	2	—	9	—	—	21

Ending balance	$454	$1,808	$—	$383	$—	$7	$2,652

A roll-forward of nonperforming loan activity during the year ended December 31, 2014 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(104)	(692)	—	(35)	—	(4)	(835)
Charge-offs	(18)	(435)	—	(206)	—	(32)	(691)
Advances	—	—	—	—	—	—	—
Transfers to OREO	(233)	—	—	(357)	—	—	(590)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,167	—	685	—	6	1,858
Acquired impaired loans	632	—	—	1,375	274	—	2,281
Other	10	7	—	12	—	—	29

Ending balance	$859	$848	$—	$1,958	$274	$—	$3,939

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

A summary of troubled debt restructurings for the periods indicated is as follows (dollars in thousands):

	Six months ended		Twelve months ended		Six months ended
	June 30,		December 31,		June 30,
	2015		2014		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	3	$1,216	—	$—	—	$—
Commercial, financial and agricultural	3	268	—	—	—	—
Commercial construction	4	266	—	—	—	—
One to four family residential real estate	20	1,538	1	89	1	89
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	30	$3,288	1	$89	1	$89

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended June 30, 2015 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total
ACCRUING

Beginning balance	$1,654	$1,454	$849	$1,303	$—	$5,260

Principal payments	(7)	(13)	(5)	(14)	—	(39)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	(60)	—	(60)

Ending Balance	$1,647	$1,441	$844	$1,229	$—	$5,161

NONACCRUAL

Beginning balance	$569	$—	$266	$295	$—	$1,130

Principal payments	(93)	—	(266)	(9)	—	(368)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	60	—	60

Ending Balance	$476	$—	$—	$346	$—	$822

TOTALS

Beginning balance	$2,223	$1,454	$1,115	$1,598	$—	$6,390

Principal payments	(100)	(13)	(271)	(23)	—	(407)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	(60)	—	(60)
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	60	—	60

Ending Balance	$2,123	$1,441	$844	$1,575	$—	$5,983

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the six months ended June 30, 2015 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total
ACCRUING

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Principal payments	(7)	(13)	(8)	(14)	—	(42)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	647	268	—	1,243	—	2,158
Transferred out of TDRs	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—
Transfers to nonaccruing	—	—	—	(60)	—	(60)

Ending Balance	$1,647	$1,441	$844	$1,229	$—	$5,161

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	(93)	—	(266)	(9)	—	(368)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	569	—	266	295	—	1,130
Transfers to accruing	—	—	—	—	—	—
Transfers from accruing	—	—	—	60	—	60

Ending Balance	$476	$—	$—	$346	$—	$822

TOTALS

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Principal payments	(100)	(13)	(274)	(23)	—	(410)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	1,216	268	266	1,538	—	3,288
Transfers out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	(60)	—	(60)
Transfers to accruing	—	—	—	60	—	60
Transfer from accruing	—	—	—	—	—	—

Ending Balance	$2,123	$1,441	$844	$1,575	$—	$5,983

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

The above includes loans with revolving privileges which are scoped out of ASC 310-30 and certain loans which the Corporation elected to treat under the cost recovery method of accounting.

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

(Unaudited)

5.    LOANS (Continued)

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six months ended	Year ended	Six months ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Loans outstanding, beginning of period	$8,789	$9,043	$9,043
New loans	—	33	—
Net activity on revolving lines of credit	110	1,390	1,178
Principal payments	(2,539)	(1,677)	(1,523)

Loans outstanding, end of period	$6,360	$8,789	$8,698

There were no loans to related parties classified substandard as of June 30, 2015, December 31, 2014 or June 30, 2014.  In addition to the outstanding balances above, there were unfunded commitments of $3.255 million to related parties at June 30, 2015.

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

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

The deposit based intangible is reported net of accumulated amortization at $1.136 million at June 30, 2015.  Amortization expense in the first half of 2015 is $.060 million.  Amortization expense for the next five years is expected to be at $.121 million per year.

7.    SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2015, the Corporation had obligations to service approximately $227.552 million of residential first mortgage loans.  The valuation is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 9.34% and a discount rate of 9.19% for June 30, 2015.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

7.     SERVICING RIGHTS (CONTINUED)

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30,	December 31,	June 30,
	2015	2014	2014

Balance at beginning of period	$1,994	$1,129	$1,129
Additions from loans sold with servicing retained	200	636	75
MSRs acquired in Peninsula transaction	—	539	—
Amortization	(259)	(310)	(143)

Balance at end of period	$1,935	$1,994	$1,061

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at June 30, 2015 and June 30, 2014 was approximately $66 million and $60 million.  The Corporation valued these servicing rights at $.185 million as of June 30, 2015 and June 30, 2014.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

8.              BORROWINGS

Borrowings consist of the following at June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014

Federal Home Loan Bank fixed rate advances at June 30, 2015 with a weighted average rate of 1.68% maturing in 2016, 2018 and 2019	$35,000	$35,000	$35,000

Correspondent bank line of credit - holding company	10,000	8,000	500

Bank line of credit - wholly-owned asset based lending subsidiary	1,205	3,367	2,835

Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,500	2,700	2,900

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	778	779	852

	$49,483	$49,846	$42,087

The Federal Home Loan Bank borrowings are collateralized at June 30, 2015 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $39.095 million, mortgage related and municipal securities with an amortized cost and fair value of $4.276 million and $4.456 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.169 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2015.

The USDA Rural Development borrowing is collateralized by loans totaling $.118 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.732 million, and guaranteed by the Corporation.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

9.    DEFINED BENEFIT PENSION PLAN

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

At June 30, 2015, the plan’s assets had a fair value of $2.107 million and the Corporation had a net liability of $1.183 million.  The accumulated benefit obligation was $3.290 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation:

	Target	Actual
	Allocation	Allocation

Equity securities	50% to 70%	60%
Deb securitites	30% to 50%	40%

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       STOCK COMPENSATION PLANS

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

The Corporation, in August 2012 and March 2014, granted Restricted Stock Units (“RSUs”) to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.   In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013 and 2014, the Corporation issued 37,125 shares and 37,125 shares of its common stock for vested RSUs, respectively.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs. In May, 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.

A summary of changes in our nonvested shares for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value

Nonvested balance at January 1, 2015	127,024	$10.07
Granted during the period	40,730	11.15
Vested during the period	(16,194)	12.95
Nonvested balance at June 30, 2015	151,560	$10.03

A summary of stock option transactions for the six months ended June 30, 2015 and 2014, and the year ended December 31, 2014, is as follows:

	June 30,	December 31,	June 30,
	2015	2014	2014

Outstanding shares at beginning of year	20,000	237,152	237,152
Granted during the period	—	—	—
Exercised during the period		(70,502)	—
Expired / forfeited during the period	(10,000)	(146,650)	—

Outstanding shares at end of period	10,000	20,000	237,152

Exercisable shares at end of period	2,000	4,000	124,861

Weighted average exercise price per share at end of period	$10.65	$11.33	$9.80

Shares available for grant at end of period	—	—	—

There were no options granted in the first six months of 2015 and 2014.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.       STOCK COMPENSATION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at June 30, 2015:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$10.65	10,000	2,000	8,000	1.46

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

11.       INCOME TAXES

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

The Corporation has reported deferred tax assets of $10.013 million at June 30, 2015, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2015 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

12.  FAIR VALUE MEASUREMENTS

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  FAIR VALUE MEASUREMENTS (Continued)

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

The following table presents information for financial instruments at June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands):

		June 30, 2015		December 31, 2014		June 30, 2014
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$16,661	$16,661	$21,947	$21,947	$20,746	$20,746
Interest-bearing deposits	Level 2	5,338	5,338	5,797	5,797	235	235
Securities available for sale	Level 2	60,561	60,561	65,832	65,832	47,374	47,374
Federal Home Loan Bank stock	Level 2	2,169	2,169	2,973	2,973	3,060	3,060
Net loans	Level 3	609,647	610,364	595,795	596,429	497,843	499,609
Accrued interest receivable	Level 3	1,749	1,680	1,680	1,680	1,485	1,485

Total financial assets		$696,125	$696,773	$694,024	$694,658	$570,743	$572,509

Financial liabilities:
Deposits	Level 2	$588,821	$588,105	$606,973	$606,534	$484,016	$485,230
Borrowings	Level 2	49,483	50,123	49,846	50,280	42,087	42,699
Accrued interest payable	Level 3	229	205	205	205	186	186

Total financial liabilties		$638,533	$638,433	$657,024	$657,019	$526,289	$528,115

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  FAIR VALUE MEASUREMENTS (Continued)

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2015, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2015 and June 30, 2014 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of June 30, 2015, December 31, 2014 or June 30, 2014.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2015	(Level 1)	(Level 2)	(Level 3)	June 30, 2015	June 30, 2015
Assets

Impaired loans	$15,784	$—	$—	$15,784	$142	$142
Other real estate owned	2,392	—	—	2,392	20	37
					$162	$179

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  FAIR VALUE MEASUREMENTS (Continued)

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014

(dollars in thousands)	Balance at December 31, 2014	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Total Losses for Year Ended December 31, 2014
Assets

Impaired loans	$1,658	$—	$—	$1,658	$857
Other real estate owned	3,010	—	—	3,010	280
					$1,137

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2014	(Level 1)	(Level 2)	(Level 3)	June 30, 2014	June 30, 2014
Assets

Impaired loans	$2,652	$—	$—	$2,652	$22	$430
Other real estate owned	1,947	—	—	1,947	14	14
					$36	$444

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

13.       SHAREHOLDERS’ EQUITY

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

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 43,700 shares thus far in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

14.       COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

	June 30,	December 31,	June 30,
	2015	2014	2014
Commitments to extend credit:
Variable rate	$57,269	$44,134	$54,048
Fixed rate	23,892	24,191	18,604
Standby letters of credit - Variable rate	6,281	6,072	5,742
Credit card commitments - Fixed rate	3,397	3,267	3,234

	$90,839	$77,664	$81,628

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2015 represents $102.380 million, or 22.90%, compared to $103.598 million, or 27.66%, of the commercial loan portfolio on June 30, 2014.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Forward Looking Statements/Risk Factors

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At December 31, 2014, net deferred tax assets are approximately $11.498 million.  If a valuation allowance becomes

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Forward Looking Statements/Risk Factors (Continued)

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

•                  The full impact of the recently enacted Dodd-Frank Act is currently unknown and subject to significant uncertainty.

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

FINANCIAL OVERVIEW

The Corporation recorded second quarter 2015 income of $1.614million or $.26 per share compared to net income available to common shareholders of $.806 million, or $.15 per share for the second quarter of 2014. Operating results for the first six months of 2015 totaled $2.985 million or $.48 per share, compared to $1.466 million, or $.27 per share, for the same period in 2014.

Weighted average shares totaled 6,251,713 shares for the six month period in 2015 and 6,247,004 shares in the 2015 second quarter compared to 5,529,290 shares for the six month period in 2014 and 5,527,690 shares in the 2014 second quarter.

The net interest margin for the second quarter of 2015 increased to $7.000 million, or 4.17%, compared to $5.659 million, or 4.18% in the second quarter of 2014.  The six month margin in 2015 was $14.520 million, or 4.35% compared to $11.252 million, or 4.21%.

Total assets of the Corporation at June 30, 2015 were $735.338 million, up by $139.469 million, or 23.41% from the $595.869 million in total assets reported at June 30, 2014 and down by $8.447 million, or 1.14%, from total assets of $743.785 million at year-end 2014.  The loan portfolio increased $14.312 million, or 2.38%, from December 31, 2014 balances of $600.935 million.  Deposits totaled $588.821 million at June 30, 2015, a decrease of $18.152 million from the $606.973 million at December 31, 2014.

The acquisition of Peninsula Financial Corporation (“PFC”), the holding company for Peninsula Bank, in December 2014 added approximately $125 million in assets, $70 million in loan balances and $100 million in deposits to our organization.  In connection with this acquisition, we increased shareholders’ equity by $7.804 million, issued 695,361 shares of our common stock and added approximately 350 new shareholders.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $5.286 million during the first half of 2015.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $5.271 million from December 31, 2014 to June 30, 2015, with the balance on June 30, 2015, totaling $60.561 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of June 30, 2015, investment securities with an estimated fair value of $4.456 million were pledged.

Loans

Through the first half of 2015, loan balances increased by $14.312 million, or 2.38%, from December 31, 2014 balances of $600.935 million.  During the first half of 2015, the Bank had total loan production of $114.8 million, which included $22.4 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, SBA/USDA loan sales of $5.612 million, and nonperforming loans transferred to other real estate owned (“OREO”) amounting to $.495 million.

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

Following is a summary of the loan portfolio at June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of	June 30,	Percent of
	2015	Total	2014	Total	2014	Total
Commercial real estate	$320,013	52.01%	$315,387	52.48%	$274,500	54.58%
Commercial, financial, and agricultural	107,205	17.42	101,895	16.96	89,515	17.80
One to four family residential real estate	142,276	23.13	139,553	23.22	105,868	21.05
Construction:
Consumer	8,722	1.42	9,431	1.57	7,464	1.48
Commercial	19,868	3.23	16,284	2.71	10,550	2.10
Consumer	17,163	2.79	18,385	3.06	15,043	2.99
Total loans	$615,247	100.00%	$600,935	100.00%	$502,940	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2015, December 31, 2014 and June 30, 2014 (dollars in thousands):

	June 30, 2015			December 31, 2014			June 30, 2014
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonres bldgs	$102,380	22.90%	135.16%	$106,644	24.60%	144.12%	$103,598	27.66%	155.84%
Hospitality and tourism	42,391	9.48	55.96	46,211	10.66	62.45	42,111	11.24	63.35
Lessors of residential buildings	22,419	5.01	29.60	19,776	4.56	26.73	14,912	3.98	22.43
Commercial construction	19,868	4.44	26.23	16,284	3.76	22.01	10,550	2.82	15.87
Gasoline and convenience stores	14,601	3.27	19.28	13,841	3.19	18.71	11,881	3.17	17.87
Lessors of other real estate property	10,088	2.26	13.32	9,130	2.11	12.34	9,160	2.45	13.78
Other	235,339	52.64	310.69	221,680	51.12	299.58	182,353	48.68	274.31

Total Commercial Loans	$447,086	100.00%		$433,566	100.00%		$374,565	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2015.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2015, our residential loan portfolio totaled $150.998 million, or 24.54% of our total outstanding loans.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the six months ended June 30, 2015 amounted to $45,000, compared to recoveries of $62,000 for the same period in 2014.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,	June 30,
	2015	2014	2014
Nonperforming Assets:
Nonaccrual Loans	$8,690	$3,939	$2,055
Loans past due 90 days or more	140	—	—
Restructured loans	822	—	597
Total nonperforming loans	9,652	3,939	2,652
Other real estate owned	2,392	3,010	1,947
Total nonperforming assets	$12,044	$6,949	$4,599
Nonperforming loans as a % of loans	1.57%	.66%	.53%
Nonperforming assets as a % of assets	1.64%	.93%	.77%
Reserve for Loan Losses:
At period end	$5,600	$5,140	$5,097
As a % of loans	.91%	.86%	1.01%
As a % of nonperforming loans	58.02%	130.49%	192.19%
As a % of nonaccrual loans	64.44%	130.49%	248.03%
Texas ratio*	15.76%	9.37%	6.43%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $12.044 million have increased in 2015 by $5.095 million from the $6.949 million at 2014 year end.  This increase in nonperforming assets is due almost entirely to one large credit, an approximate $7.5 million local loan relationship, which the bank entered into in 2011 as a Chapter 11 bankruptcy reorganization.  This relationship was established in conjunction with several other state and federal government lending parties who provided various loan guarantees, in order to preserve a long standing paper mill in our headquarters market and save over 150 jobs.

The following ratios provide additional information relative to the Corporation’s credit quality:

	At Period End
	June 30, 2015	December 31, 2014	June 30, 2014
		.
Total loans, at period end	$615,247	$600,935	$502,940
Average loans for the year	$603,711	$509,749	$489,656

	For the Period Ended
	Six Months Ended	Twelve Months Ended	Six Months Ended
	June 30, 2015	December 31, 2014	June 30, 2014

Net charge-offs (recoveries) during the period	$45	$721	$(62)
Net charge-offs to average loans, annualized	.01%	.14%	N/M	%

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

As of June 30, 2015, the allowance for loan losses represented .91% of total loans.  At June 30, 2015, the allowance included specific reserves in the amount of $2.232 million, as compared to $1.216 million at December 31, 2014 and $1.438 million at June 30, 2014.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended	Six Months Ended
	June 30, 2015	December 31, 2014	June 30 2014

Balance, at beginning of period	$3,010	$1,884	$1,884
Net purchase accounting adjustments	—	1,193	—
Other real estate transferred from loans due to foreclosure	495	588	282
Other real estate sold, net of purch accounting adjustments	(1,076)	(375)	(205)
Writedowns on other real estate held for sale, incl purch acct. adj	(25)	(228)	(2)
(Loss) on sale of other real estate held for sale	(12)	(52)	(12)

Balance, at end of period	$2,392	$3,010	$1,947

During the first half of 2015, the Corporation received real estate in lieu of loan payments of $.495 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had a decrease in deposits in the first six months of 2015.  Total deposits decreased by $18.152 million, or 2.99%, in the first half of 2015.  The decrease in deposits for the first half of 2015 is composed of a decrease in noncore deposits of $17.176 million and a decrease in core deposits of $.976 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  Management also utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,		June 30,
	2015	% of Total	2014	% of Total	2014	% of Total

Noninterest bearing	$108,068	18.35%	$95,498	15.73%	$73,732	15.23%
NOW, money market, checking	198,482	33.71	212,565	35.02	148,242	30.63
Savings	29,921	5.08	28,015	4.62	15,658	3.24
Certificates of Deposit <$100,000	133,582	22.69	134,951	22.23	143,140	29.57
Total core deposits	470,053	79.83	471,029	77.60	380,772	78.67

Certificates of Deposit >$100,000	28,731	4.88	30,316	5.00	23,151	4.78
Brokered CDs	90,037	15.29	105,628	17.40	80,093	16.55
Total non-core deposits	118,768	20.17	135,944	22.40	103,244	21.33

Total deposits	$588,821	100.00%	$606,973	100.00%	$484,016	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2015, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.10 years and a weighted average rate of 1.68% at June 30, 2015.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural

Relending that has an outstanding balance of $.779 million, with a fixed interest rate of 1% that matures in August 2024.

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

Shareholders’ Equity

Total shareholders’ equity increased $1.750 million from December 31, 2014 to June 30, 2015.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $2.985 million, a reduction for cash dividends on common stock of $.938 million, increases due to stock compensation of $.288 million, a decrease in the market value of securities of $.079 million and a decrease due to the repurchase of common stock of $.506 million.

In December 2014, the Corporation consummated the previously announced acquisition of Peninsula Financial Corporation with a combination of cash and the Corporation’s common stock.  Peninsula Financial Corporation was a bank holding company with The Peninsula Bank as its wholly-owned subsidiary.  Peninsula was headquartered in Ishpeming, Michigan with six branch locations.  The purchase price of the acquisition was $12.420 million with a combination of cash and the Corporation’s common stock.  The Corporation issued 695,361 shares of its common stock and an increase in shareholder equity of $7.804 million in recording this transaction, after the reduction for issuance costs of $.130 million.  The Corporation recorded assets with a fair value of $112.766 million, including loans of $67.139 million, as well as $100.950 million of deposits.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $2.985 million, or $.48 per share, in the first half of 2015, compared to $1.466 million or $.27 per share for the first half of 2014.  The first half results include a provision for loan losses of $.505 million. Operating results for the same period in 2014 include a provision for loan losses of $.374 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $7.005 million, 4.17% of average earning assets, in the second quarter of 2015, compared to $5.661 million, and 4.18% of average earning assets, in the second quarter of 2014.  In the first six months of 2015, net interest margin increased to $14.571 million, 4.36% of average earning assets, compared to $11.277 million, 4.22 % of average earning assets, for the same period in 2014.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2015-2014
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2015	2014	(Decrease)	2015	2014	2015	2014	Variance	Variance	Variance	Variance

Loans (1,2,3)	$607,330	$492,922	$114,408	5.12%	5.18%	$7,746	$6,370	$1,376	$1,478	$(83)	$(19)
Taxable securities	54,354	45,515	8,839	2.27	2.15	307	244	63	47	13	3
Nontaxable securities (2)	4,115	1,828	2,287.97		3.73	10	17	(7)	21	(13)	(15)
Federal funds sold	3	3	—	—	—	—	—	—	—	—	—
Other interest-earning assets	8,172	3,160	5,012	1.96	4.32	40	34	6	54	(19)	(29)
Total earning assets	673,974	543,428	130,546	4.82	4.92	8,103	6,665	1,438	1,600	(102)	(60)
Reserve for loan losses	(5,488)	(4,960)	(528)
Cash and due from banks	26,008	16,272	9,736
Fixed Assets	12,657	9,883	2,774
Other Real Estate	2,446	2,112	334
Other assets	23,382	14,415	8,967
Total assets	$732,979	$581,150	$151,829

NOW and money market deposits	$149,898	$96,397	$53,501.31%		.22%	$115	$54	$61	$30	$20	$11
Interest checking	52,885	47,288	5,597.18		.24	24	28	(4)	3	(7)	—
Savings deposits	29,714	15,151	14,563.11		.11	8	4	4	4	—	—
CDs <$100,000	130,568	145,494	(14,926)	1.00	1.19	327	433	(106)	(44)	(69)	7
CDs >$100,000	28,920	23,229	5,691	1.07	1.26	77	73	4	18	(11)	(3)
Brokered deposits	96,547	72,781	23,766	1.03	1.15	249	208	41	68	(20)	(7)
Borrowings	54,653	43,043	11,610	2.19	1.90	298	204	94	55	31	8
Total interest-bearing liabilities	543,185	443,383	99,802.81		.91	1,098	1,004	94	134	(56)	16
Demand deposits	105,734	69,380	36,354
Other liabilities	8,496	2,834	5,662
Shareholders’ equity	75,564	65,553	10,011
Total liabilities and shareholders’ equity	$732,979	$581,150	$151,829
Rate spread				4.01%	4.01%
Net interest margin/revenue				4.17%	4.18%	$7,005	$5,661	$1,344	$1,466	$(46)	$(76)

	Six Months Ended
								2015-2014
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2015	2014	(Decrease)	2015	2014	2015	2014	Variance	Variance	Variance	Variance

Loans (1,2,3)	$603,711	$489,656	$114,055	5.34%	5.22%	$15,975	$12,687	$3,288	$2,955	$270	$63
Taxable securities	58,020	44,392	13,628	1.96	2.19	563	481	82	148	(50)	(16)
Nontaxable securities (2)	3,295	1,668	1,627	8.75	4.96	143	41	102	40	31	31
Federal funds sold	3	3	—	—	—	—	—	—	—	—	—
Other interest-earning assets	8,322	3,115	5,207	2.47	5.24	102	81	21	135	(43)	(71)
Total earning assets	673,351	538,834	134,517	5.03	4.97	16,783	13,290	3,493	3,278	208	7
Reserve for loan losses	(5,345)	(4,907)	(438)
Cash and due from banks	22,806	20,038	2,768
Fixed Assets	12,673	10,085	2,588
Other Real Estate	2,588	2,085	503
Other assets	29,152	14,799	14,353
Total assets	$735,225	$580,934	$154,291

NOW and money market deposits	$158,044	$106,565	$51,479.29%		.22%	$231	$114	$117	$55	$42	$20
Interest checking	51,955	40,228	11,727.19		.22	48	44	4	13	(7)	(2)
Savings deposits	29,103	14,365	14,738.10		.10	14	7	7	7	—	—
CDs <$100,000	130,843	148,390	(17,547)	1.06	1.21	685	892	(207)	(105)	(115)	13
CDs >$100,000	29,286	23,217	6,069	1.07	1.33	155	153	2	40	(30)	(8)
Brokered deposits	98,063	70,183	27,880	1.01	1.18	491	412	79	164	(61)	(24)
Borrowings	54,629	40,937	13,692	2.17	1.93	588	391	197	131	50	16
Total interest-bearing liabilities	551,923	443,885	108,038.81		0.91	2,212	2,013	199	305	(121)	15
Demand deposits	100,511	68,875	31,636
Other liabilities	7,826	2,666	5,160
Shareholders’ equity	74,965	65,508	9,457
Total liabilities and shareholders’ equity	$735,225	$580,934	$154,291
Rate spread				4.22%	4.06%
Net interest margin/revenue				4.36%	4.22%	$14,571	$11,277	$3,294	$2,973	$329	$(8)

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first half of 2015, the Corporation determined through this analysis that a $.505 million provision for loan loss was required, compared to $.374 million in the first half of 2014.  There were net charge-offs of $45,000 in the first half of 2015, compared to recoveries of $62,000 for the same period in 2014.

Other Income

Other income, at $1.974 million in the first half of 2015, increased $.633 million from the first half of 2014 level of $1.341 million.  Included in other income in the first half of 2015 were net security gains of $.269 million, as well as increased income from secondary market loans sold.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent

Deposit service fees	$244	$192	$52	27.08%	$428	$349	$79	22.64%
Income from secondary market loans sold	282	139	143	102.88	449	242	207	85.54
SBA/USDA loan sale gains	282	166	116	69.88	400	548	(148)	(27.01)
Mortgage servicing income	199	89	110	123.60	230	102	128	125.49
Net security gains	259	—	259	N/M	269	—	269	N/M
Other noninterest income	84	64	20	31.25	198	100	98	98.00

Total other income	$1,350	$650	$700	107.69%	$1,974	$1,341	$633	47.20%

Other Expense

For the first half of 2015, the Corporation recorded other expense of $11.456 million compared to $10.005 million in 2014, an increase of $1.451 million.  The largest increase from the first half of 2014 was in salaries and benefits, largely attributed to the PFC acquisition in December 2014.

The following table details other expense for the three and six months ended June 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2015	2014	Dollars	Percentage	2015	2014	Dollars	Percentage

Salaries and employee benefits	$2,916	$2,523	$393	15.58%	$5,963	$5,064	$899	17.75%
Occupancy	626	546	80	14.65	1,202	1,084	118	10.89
Furniture and equipment	390	303	87	28.71	789	622	167	26.85
Data processing	359	288	71	24.65	714	574	140	24.39
Advertising	120	123	(3)	(2.44)	246	230	16	6.96
Professional service fees	279	276	3	1.09	580	607	(27)	(4.45)
Loan and deposit	125	83	42	50.60	263	162	101	62.35
Writedowns and losses on other real estate held for sale	20	14	6	42.86	37	14	23	164.29
FDIC insurance premiums	140	90	50	55.56	248	175	73	41.71
Telephone	106	82	24	29.27	238	164	74	45.12
Other	619	570	49	8.60	1,176	1,309	(133)	(10.16)
Total other expense	$5,700	$4,898	$802	16.37%	$11,456	$10,005	$1,451	14.50%

Federal Income Taxes

The Corporation recorded a deferred tax expense for the six months ended June 30, 2015 of $1.548 million, compared to $.748 million a year earlier.

The Corporation has reported deferred tax assets of $10.013 million at June 30, 2015, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of June 30, 2015 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $16.661 million in cash and due from balances, negligible fed funds sold, $56.105 million of unpledged investment securities.  Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by issuing brokered CDs in order to fund anticipated loan growth.

During the first six months of 2015, the Corporation decreased cash and cash equivalents by $5.286 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in investing activities, with a net increase in loans of $14.715 million and a net increase in investments of $4.923 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At June 30, 2015, the Bank’s core deposits in relation to total funding were 71.95% compared to 72.38% at June 30, 2014.  These ratios indicated at June 30, 2015, that the Bank has decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2015, the Bank had $13.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of June 30, 2015, the Corporation is well capitalized.

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2015 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Well-Capitalized
	Amount	Ratio		Amount	Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$71,653	11.0%	>	$51,902	> 8.0%	>	$64,878	10.0%
mBank	$76,228	11.9%	>	$51,156	> 8.0%	>	$63,946	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$66,053	10.2%	>	$38,927	> 6.0%	>	$51,902	8.0%
mBank	$70,807	11.1%	>	$38,367	> 6.0%	>	$51,156	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$66,053	10.2%	>	$29,195	> 4.5%	>	$42,171	6.5%
mBank	$70,807	11.1%	>	$28,776	> 4.5%	>	$41,565	6.5%

Tier 1 capital to average assets:
Consolidated	$66,053	9.1%	>	$28,901	> 4.0%	>	$36,126	5.0%
mBank	$70,807	9.9%	>	$28,587	> 4.0%	>	$35,733	5.0%

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

The Corporation has established interest rate floors on approximately $146.699 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $115.052 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $31.475 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $60.561 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation has $336.471 million of transactional accounts, of which $108.068 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

MACKINAC FINANCIAL CORPORATION

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

The following are the Corporation’s repricing opportunities at June 30, 2015 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$242,843	$142,400	$228,608	$1,396	$615,247
Securities	9,574	5,178	34,804	11,005	60,561
Other (1)	3,863	1,173	2,474	—	7,510

Total interest-earning assets	256,280	148,751	265,886	12,401	683,318

Interest-bearing obligations:
NOW, money market, savings, interest checking	228,403	—	—	—	228,403
Time deposits	24,575	94,087	43,530	121	162,313
Brokered CDs	5,000	35,893	49,144	—	90,037
Federal funds purchased	15,000	—	—	—	15,000
Borrowings	174	10,000	38,984	325	49,483

Total interest-bearing obligations	273,152	139,980	131,658	446	545,236

Gap	$(16,872)	$8,771	$134,228	$11,955	$138,082

Cumulative gap	$(16,872)	$(8,101)	$126,127	$138,082

(1)         Includes Federal Home Loan Bank Stock

The above analysis indicates that at June 30, 2015, the Corporation had a cumulative liability sensitivity gap position of $8.101 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income, since more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2014, the Corporation had a cumulative liability sensitivity gap position of $8.027 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 2.10 years and a weighted average rate of 1.68%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4.  CONTROLS AND PROCEDURES

As of June 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MACKINAC FINANCIAL CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

April 1, 2015 to April 30, 2015	11,000	$11.48	11,000	$905,663
May 1, 2015 to May 31, 2015	4,000	$11.38	4,000	860,137
June 1, 2015 to June 30, 2015	6,200	$11.16	6,200	790,938

Total Second Quarter 2015	21,200	$11.37	21,200

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2015	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)