Form 10-Q
period 2015-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2015-11-13
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 10, 2015, there were outstanding 6,217,620 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets - September 30, 2015 (Unaudited), December 31, 2014 and September 30, 2014 (Unaudited)	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2015 (Unaudited) and September 30, 2014 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2015 (Unaudited) and September 30, 2014 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Nine Months Ended September 30, 2015 (Unaudited) and September 30, 2014 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2015 (Unaudited) and September 30, 2014 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	36

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	46

Item 4.	Controls and Procedures	49

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	50

Item 6.	Exhibits and Reports on Form 8-K	50

SIGNATURES		51

MACKINAC FINANCIAL CORPORATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,	September 30,
	2015	2014	2014
	(Unaudited)		(Unaudited)
ASSETS

Cash and due from banks	$28,581	$21,947	$22,399
Federal funds sold	10,000	—	2
Cash and cash equivalents	38,581	21,947	22,401

Interest-bearing deposits in other financial institutions	5,089	5,797	235
Securities available for sale	54,432	65,832	48,742
Federal Home Loan Bank stock	2,169	2,973	3,060

Loans:
Commercial	446,327	433,566	383,759
Mortgage	156,764	148,984	119,039
Consumer	16,815	18,385	15,575
Total Loans	619,906	600,935	518,373
Allowance for loan losses	(5,779)	(5,140)	(5,279)
Net loans	614,127	595,795	513,094

Premises and equipment	12,670	12,658	9,821
Other real estate held for sale	2,296	3,010	1,843
Deferred tax asset	9,326	11,498	8,681
Deposit based intangibles	1,106	1,196
Goodwill	3,805	3,805
Other assets	11,371	19,274	6,066

TOTAL ASSETS	$754,972	$743,785	$613,943

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$114,769	$95,498	$84,073
NOW, money market, interest checking	213,737	212,565	173,793
Savings	31,742	28,015	15,263
CDs<$100,000	129,715	134,951	130,821
CDs>$100,000	27,272	30,316	24,891
Brokered	105,099	105,628	62,365
Total deposits	622,334	606,973	491,206

Federal funds purchased	—	—	7,500
Borrowings	49,593	49,846	44,909
Other liabilities	6,954	12,970	3,196
Total liabilities	678,881	669,789	546,811

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares , None issued and outstanding	—	—	—
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,249,595; 6,266,756 and 5,564,815 respectively	61,320	61,679	53,800
Retained earnings	14,229	11,804	12,923
Accumulated other comprehensive income
Unrealized gains (losses) on available for sale securities	591	562	409
Minimum pension liability	(49)	(49)	—

Total shareholders’ equity	76,091	73,996	67,132

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$754,972	$743,785	$613,943

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$8,019	$6,651	$23,986	$19,305
Tax-exempt	3	4	9	27
Interest on securities:
Taxable	282	230	845	711
Tax-exempt	35	14	129	41
Other interest income	46	34	148	114
Total interest income	8,385	6,933	25,117	20,198

INTEREST EXPENSE:
Deposits	843	813	2,467	2,435
Borrowings	307	234	895	625
Total interest expense	1,150	1,047	3,362	3,060

Net interest income	7,235	5,886	21,755	17,138
Provision for loan losses	350	187	855	561
Net interest income after provision for loan losses	6,885	5,699	20,900	16,577

OTHER INCOME:
Deposit service fees	196	168	624	517
Income from loans sold on the secondary market	301	212	750	455
SBA/USDA loan sale gains	40	—	440	548
Mortgage servicing income	9	313	239	415
Net security gains	133	—	402	—
Other	94	75	292	174
Total other income	773	768	2,747	2,109

OTHER EXPENSE:
Salaries and employee benefits	3,139	2,481	9,102	7,545
Occupancy	602	511	1,804	1,595
Furniture and equipment	370	305	1,159	927
Data processing	327	288	1,041	862
Advertising	153	114	399	344
Professional service fees	348	276	928	883
Loan and deposit	136	144	399	306
Writedowns and losses on other real estate held for sale	104	176	141	190
FDIC insurance assessment	135	92	383	267
Telephone	108	84	346	248
Other	692	655	1,868	1,964
Total other expenses	6,114	5,126	17,570	15,131

Income before provision for income taxes	1,544	1,341	6,077	3,555
Provision for income taxes	526	455	2,074	1,203

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,018	$886	$4,003	$2,352

INCOME PER COMMON SHARE:
Basic	$.16	$.16	$.64	$.43
Diluted	$.16	$.16	$.64	$.42

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net income	$1,018	$886	$4,003	$2,352

Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	297	(53)	370	292
Reclassification adjustment for gains included in net income	(133)	—	(402)	—
Tax effect	(56)	13	61	(99)
Other comprehensive income (loss)	108	(40)	29	193

Total comprehensive income	$1,126	$846	$4,032	$2,545

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,239,250	$61,461	$13,851	$434	$75,746

Net income for period	—	—	1,018	—	1,018
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	108	108
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,018	108	1,126
Stock compensation	—	144	—	—	144
Issuance of common stock:
Restricted stock award vesting	37,125	—	—	—	—
Repurchase of common stock	(26,780)	(285)	—	—	(285)
Dividend on common stock	—	—	(640)	—	(640)

Balance, end of period	6,249,595	$61,320	$14,229	$542	$76,091

	Three Months Ended
	September 30,
	2014
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	5,527,690	$53,703	$12,325	$449	$66,477

Net income for period	—	—	886	—	886
Other comprehensive income
Net unrealized loss on securities available for sale	—	—	—	(40)	(40)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	886	(40)	846
Stock compensation	—	96	—	—	96
Issuance of common stock:
Restricted stock award vesting	37,125	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(287)	—	(287)

Balance, end of period	5,564,815	$53,799	$12,924	$409	$67,132

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,266,756	$61,679	$11,804	$513	$73,996

Net income for period	—	—	4,003	—	4,003
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	29	29
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	4,003	29	4,032
Stock compensation	—	432	—	—	432
Issuance of common stock:
Restricted stock award vesting	53,319	—	—	—	—
Repurchase of common stock	(70,480)	(791)	—	—	(791)
Dividend on common stock	—	—	(1,578)	—	(1,578)

Balance, end of period	6,249,595	$61,320	$14,229	$542	$76,091

	Nine Months Ended
	September 30,
	2014
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	5,541,390	$53,621	$11,412	$216	$65,249

Net income for period	—	—	2,352	—	2,352
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	193	193
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	2,352	193	2,545
Stock compensation	—	321	—	—	321
Issuance of common stock:
Restricted stock award vesting	37,125	—	—	—	—
Repurchase of common stock	(13,700)	(143)	—	—	(143)
Dividend on common stock	—	—	(840)	—	(840)

Balance, end of period	5,564,815	$53,799	$12,924	$409	$67,132

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash Flows from Operating Activities:
Net income	$4,003	$2,352
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,265	1,115
Provision for loan losses	855	561
Deferred income taxes, net	2,074	1,203
(Gain) on sales/calls of securities	(402)	—
(Gain) on sale of loans sold in the secondary market	(604)	(358)
Origination of loans held for sale in the secondary market	(36,827)	(21,395)
Proceeds from sale of loans in the secondary market	37,431	21,753
Loss on sale of premises, equipment, and other real estate held for sale	6	77
Writedown of other real estate held for sale	135	142
Stock compensation	432	321
Change in other assets	7,993	(141)
Change in other liabilities	(6,016)	(204)
Net cash provided by operating activities	10,345	5,426

Cash Flows from Investing Activities:
Net (increase) in loans	(19,185)	(35,022)
Net decrease (increase) in interest bearing deposits in other financial institutions	708	(225)
Purchase of securities available for sale	(16,390)	(8,257)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	27,546	4,059
Proceeds from FHLBI repurchases of excess stock	804
Capital expenditures	(1,123)	(1,156)
Proceeds from sale of premises, equipment, and other real estate	1,190	876
Net cash (used in) investing activities	(6,450)	(39,725)

Cash Flows from Financing Activities:
Net increase in deposits	15,361	24,907
Increase in federal funds purchased	—	7,500
Net activity on lines of credit	121	7,330
Net (decrease) in borrowings	(374)	(273)
Repurchase of common stock	(791)	(143)
Dividend on common stock	(1,578)	(840)
Net cash provided by financing activities	12,739	38,481

Net increase in cash and cash equivalents	16,634	4,182
Cash and cash equivalents at beginning of period	21,947	18,219

Cash and cash equivalents at end of period	$38,581	$22,401

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,345	$3,058
Income taxes	150	75

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	674	488

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.              SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results that may be expected for the year ending December 31, 2015.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014.

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

Over the life of the acquired loans, management continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  Management evaluates at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognizes a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of the accretable yield recognized on a prospective basis over the pool’s remaining life.

Performing acquired loans are accounted for under Financial Accounting Standards Board (“FASB”) Topic 310-20, Receivables — Nonrefundable Fees and Other Costs.  Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate.  The Corporation’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans.

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

The Corporation continues to maintain a general allowance for loan losses for loans not considered impaired.  The allowance for loan losses is maintained at a level which management believes is adequate to provide for possible loan losses.  Management periodically evaluates the adequacy of the allowance using the Corporation’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors.  The allowance does not include the effects of expected losses related to future events or future changes in economic conditions.  This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.  Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely.  In addition, various regulatory agencies periodically review the Corporation’s allowance for loan losses.  These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

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

The Corporation, in August 2012, March 2014 and March 2015, granted RSUs to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.   In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013, 2014 and 2015, the Corporation issued 37,125 shares of its common stock for vested RSUs, in each year.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs.  In May 2015, the Corporation granted 3,000 shares under the Incentive Compensation Plan, which were immediately vested and issued.

2.     RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is permitted only as of January 1, 2017. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
(Numerator):
Net income	$1,018	$886	$4,003	$2,352
(Denominator):
Weighted average shares outstanding - basic	6,238,963	5,540,200	6,247,416	5,532,966
Effect of dilutive stock options and vesting of restricted stock units	39,046	71,722	31,400	70,268
Weighted average shares outstanding - diluted	6,278,009	5,611,922	6,278,816	5,603,234
Income per common share
Basic	$.16	$.16	$.64	$.43
Diluted	$.16	$.16	$.64	$.42

4.  INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2015, December 31, 2014 and September 30, 2014 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2015

US Agencies - MBS	$3,543	$22	$(8)	$3,557
US Agencies	25,321	277	—	25,598
Corporate Bonds	14,742	75	(2)	14,815
Obligations of states and political subdivisions	9,929	536	(3)	10,462

Total securities available for sale	$53,535	$910	$(13)	$54,432

December 31, 2014

US Treasury	$5,287	$3	$(10)	$5,280
US Agencies	22,667	144	(94)	22,717
Corporate Bonds	12,558	116	—	12,674
US Agencies - MBS	13,461	262	(35)	13,688
Obligations of states and political subdivisions	10,930	685	(142)	11,473

Total securities available for sale	$64,903	$1,210	$(281)	$65,832

September 30, 2014

US Agencies - MBS	$6,142	$241	$—	$6,383
US Agencies	22,725	41	(273)	22,493
Corporate Bonds	12,621	172	—	12,793
Obligations of states and political subdivisions	6,383	439	—	6,822
Other	251	—	—	251

Total securities available for sale	$48,122	$893	$(273)	$48,742

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $5.394 million and $5.460 million, respectively, at September 30, 2015.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014

Commercial real estate	$310,025	$315,387	$272,803
Commercial, financial, and agricultural	120,804	101,895	98,714
One to four family residential real estate	144,807	139,553	110,310
Construction :
Consumer	11,957	9,431	8,729
Commerical	15,498	16,284	12,242
Consumer	16,815	18,385	15,575

Total loans	$619,906	$600,935	$518,373

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.312 million.  The Corporation recorded all acquired loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In the first nine months of 2015, the Corporation had positive resolution of one acquired nonperforming loan which resulted in the recognition of approximately $.429 million of the accretable interest.

The table below details the acquired portfolio at September 30, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Loans acquired - contractual payments	$10,391	$47,660	$58,051
Nonaccretable difference	(1,370)	—	(1,370)
Expected cash flows	9,021	47,660	56,681
Accretable yield	(503)	(1,517)	(2,020)
Carrying balance at September 30, 2015	$8,518	$46,143	$54,661

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(429)	(525)	(954)
Reclassification from nonaccretable difference	188	—	188
Balance at September 30, 2015	$503	$1,517	$2,020

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

An analysis of the allowance for loan losses for nine months ended September 30, 2015, the year ended December 31, 2014 and the nine months ended September 30, 2014 is as follows (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014

Balance at beginning of period	$5,140	$4,661	$4,661
Loans charged off	(365)	(1,046)	(185)
Recoveries on loans previously charged off	149	325	242
Provision	855	1,200	561

Balance at end of period	$5,779	$5,140	$5,279

In the first nine months of 2015, net charge-offs were $.216 million, or .05% of average loans, compared to net recoveries of $.057 million, in the same period in 2014.   In the first nine months of 2015, the Corporation recorded a provision for loan loss of $.855 million compared to $.561 million in the first nine months of 2014.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2015
Allowance for loan loss reserve:
Beginning balance ALLR	$2,550	$2,571	$128	$282	$5	$27	$37	$5,600
Charge-offs	(52)	(57)	—	(62)	—	(36)	—	(207)
Recoveries	28	3	—	—	—	5	—	36
Provision	(221)	355	(17)	74	2	46	111	350
Ending balance ALLR	$2,305	$2,872	$111	$294	$7	$42	$148	$5,779

Nine Months Ended September 30, 2015
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	(52)	(157)	—	(92)	—	(64)	—	(365)
Recoveries	120	3	—	1	1	24	—	149
Provision	(576)	1,487	(31)	100	—	69	(194)	855
Ending balance ALLR	$2,305	$2,872	$111	$294	$7	$42	$148	$5,779

At September 30,2015
Loans:
Ending balance	$310,025	$120,804	$15,498	$144,807	$11,957	$16,815	$—	$619,906
Ending balance ALLR	(2,305)	(2,872)	(111)	(294)	(7)	(42)	(148)	(5,779)
Net loans	$307,720	$117,932	$15,387	$144,513	$11,950	$16,773	$(148)	$614,127

Ending balance ALLR:
Individually evaluated	$518	$1,927	$—	$56	$—	$23	$—	$2,524
Collectively evaluated	1,787	945	111	238	7	19	148	3,255
Acquired with deteriorated
credit quality	—	—	—	—	—	—	—	—
Total	$2,305	$2,872	$111	$294	$7	$42	$148	$5,779

Ending balance Loans:
Individually evaluated	$1,924	$4,728	$—	$394	$—	$46	$—	$7,092
Collectively evaluated	303,390	115,897	15,496	140,789	11,957	16,767	—	604,296
Acquired with deteriorated
credit quality	4,711	179	2	3,624	—	2	—	8,518
Total	$310,025	$120,804	$15,498	$144,807	$11,957	$16,815	$—	$619,906

Impaired loans, by definition, are individually evaluated.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A breakdown of the allowance for loan losses and recorded balances in loans as of and for the twelve months ended December 31, 2014 is as follows (dollars in thousands):

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

Commercial construction loans in the amount of $2.447 million, $3.251 million and $2.883 million for the periods ended September 30, 2015, December 31, 2014 and September 30, 2014, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of September 30, 2015 (dollars in thousands):

	(1) Excellent	(2) Good	(3) Average	(4) Acceptable/ Acceptable Watch	(5) Sp. Mention	(6) Substandard	(7) Doubtful	Rating Unassigned	Total

Commercial real estate	$3,594	$26,806	$113,266	$159,045	$—	$7,314	$—	$—	$310,025
Commercial, financial and agricultural	13,854	5,641	48,918	45,976	—	6,415	—	—	120,804
Commercial construction	—	404	2,911	8,970	—	766	—	2,447	15,498
One to four family residential real estate	617	1,171	3,388	3,736	—	4,618	—	131,277	144,807
Consumer construction	—	—	—	—	—	—	—	11,957	11,957
Consumer	27	—	20	4	—	—	—	16,764	16,815

Total loans	$18,092	$34,022	$168,503	$217,731	$—	$19,113	$—	$162,445	$619,906

Below is a breakdown of loans by risk category as of December 31, 2014 (dollars in thousands):

	(1) Strong	(2) Good	(3) Average	(4) Acceptable/ Acceptable Watch	(5) Sp. Mention	(6) Substandard	(7) Doubtful	Rating Unassigned	Total

Commercial real estate	$859	$28,740	$129,791	$147,624	$—	$8,373	$—	$—	$315,387
Commercial, financial and agricultural	3,227	4,577	33,794	57,295	—	3,002	—	—	101,895
Commercial construction	80	441	2,282	9,324	—	906	—	3,251	16,284
One-to-four family residential real estate	297	1,074	3,207	5,882	—	5,745	—	123,348	139,553
Consumer construction	—	—	—	—	—	—	—	9,431	9,431
Consumer	53	—	3	10	—	11	—	18,308	18,385

Total loans	$4,516	$34,832	$169,077	$220,135	$—	$18,037	$—	$154,338	$600,935

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

Below is a breakdown of loans by risk category as of September 30, 2014 (dollars in thousands):

	(1) Excellent	(2) Good	(3) Average	(4) Acceptable/ Acceptable Watch	(5) Sp. Mention	(6) Substandard	(7) Doubtful	Rating Unassigned	Total

Commercial real estate	$1,741	$24,827	$116,621	$128,126	$—	$1,488	$—	$—	$272,803
Commercial, financial and agricultural	1,736	4,472	34,547	53,311	—	4,648	—	—	98,714
Commercial construction	—	444	1,578	6,935	—	402	—	2,883	12,242
One to four family residential real estate	—	295	1,046	4,119	60	—	—	104,790	110,310
Consumer construction	—	—	—	—	—	—	—	8,729	8,729
Consumer	—	—	4	21	—	—	—	15,550	15,575

Total loans	$3,477	$30,038	$153,796	$192,512	$60	$6,538	$—	$131,952	$518,373

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  Interest income recorded during impairment for the three and nine months ended September 30, 2015 was $.076 million and $.704 million, respectively.  Additional interest income that would have been recognized during these periods was $.140 million and $.971 million, respectively.  For the three and nine months ended September 30, 2014, the amounts that would have been recognized were $.040 million and $.093 million, respectively.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others.  Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.   Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.  The ASC 310-30 mark on impaired loans totaled $2.978 million as of the acquisition date.  The accretable yield related to these impaired loans was estimated at $.744 million.  The Corporation recorded $.429 million due to the positive resolution of one large acquired nonperforming commercial loan relationship in the first quarter of 2015 and no accretable yield of the loan mark in 2014.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2015

With no valuation reserve:
Commercial real estate	$692	$3,978	$4,740	$5,344	$—	$41	$45	$574	$611
Commercial, financial and agricultural	—	179	219	357	—	2	2	21	23
Commercial construction	—	—	—	103	—	—	—	3	7
One to four family residential real estate	1,017	2,584	3,968	4,401		33	37	105	150
Consumer construction	21	2	76	117	—	—	—	—	1
Consumer	5	2	20	20	—	—	—	1	1

With a valuation reserve:
Commercial real estate	$929	$—	$929	$686	$118	$—	$6	—	$26
Commercial, financial and agricultural	4,706	—	4,747	3,935	1,927	—	50	—	140
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	597	—	576	546	84	—	—	—	12
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	61	—	20	20	—	—	—	—	—

Total:
Commercial real estate	$1,621	$3,978	$5,669	$6,030	$118	$41	$51	$574	$637
Commercial, financial and agricultural	4,706	179	4,966	4,292	1,927	2	52	21	163
Commercial construction	—	—	—	103	—	—	—	3	7
One to four family residential real estate	1,614	2,584	4,544	4,947	84	33	37	105	162
Consumer construction	21	2	76	117	—	—	—	—	1
Consumer	66	2	40	40	—	—	—	1	1
Total	$8,028	$6,745	$15,295	$15,529	$2,129	$76	$140	$704	$971

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
As of and for the year ended December 31, 2014

With no valuation reserve:
Commercial real estate	$632	$5,352	$532	$—	$—	$7
Commercial, financial and agricultural	74	702	685	—	—	27
Commercial construction	—	158	11	—	—	—
One to four family residential real estate	1,844	3,877	656	—	—	25
Consumer construction	274	215	15	—	—	—
Consumer	—	8	1	—	—	1

With a valuation reserve:
Commercial real estate	$227	$—	$229	$227	$—	$18
Commercial, financial and agricultural	774	—	1,109	484	—	45
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	114	—	116	9	—	7
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$859	$5,352	$761	$227	$—	$25
Commercial, financial and agricultural	848	702	1,794	484	—	72
Commercial construction	—	158	11	—	—	—
One to four family residential real estate	1,958	3,877	772	9	—	32
Consumer construction	274	215	15	—	—	—
Consumer	—	8	1	—	—	1
Total	$3,939	$10,312	$3,354	$720	$—	$130

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2014

With no valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	—	—	—	—	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

With a valuation reserve:								$—
Commercial real estate	$227	$—	$340	$427	$227	$—	$4	—	$20
Commercial, financial and agricultural	1,735	—	1,770	1,268	1,104	—	28	—	52
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	733	—	489	434	147	—	7	—	20
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	11	14	—	—	1		1

Total:
Commercial real estate	$227	$—	$340	$427	$227	$—	$4	$—	$20
Commercial, financial and agricultural	1,735	—	1,770	1,268	1,104	—	28	—	52
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	733	—	489	434	147	—	7	—	20
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	—	—	11	14	—	—	1	—	1
Total	$2,695	$—	$2,610	$2,143	$1,478	$—	$40	$—	$93

A summary of past due loans at September 30, 2015, December 31, 2014 and September 30, 2014 is as follows (dollars in thousands):

	September 30,			December 31,			September 30,
	2015			2014			2014
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$380	$1,621	$2,001	$1,857	$859	$2,716	$540	$227	$767
Commercial, financial and agricultural	46	4,706	4,752	104	848	952	306	1,735	2,041
Commercial construction	347	21	368	—	—	—	55	—	55
One to four family residential real estate	1,109	1,614	2,723	1,412	1,958	3,370	414	733	1,147
Consumer construction	—	—	—	38	274	312	—	—	—
Consumer	37	66	103	88	—	88	55	—	55

Total past due loans	$1,919	$8,028	$9,947	$3,499	$3,939	$7,438	$1,370	$2,695	$4,065

A roll-forward of nonaccrual activity for the three months ended September 30, 2015 (dollars in thousands):

	For the Three Months Ended September 30, 2015
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$2,398	$4,905	$—	$2,157	$23	$29	$9,512

Principal payments	(181)	(112)	(1)	(393)	(2)	(13)	(702)
Charge-offs	(52)	—	—	(62)	—	(36)	(150)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	—	—	—	(74)	—	—	(74)
Transfers to accruing	(892)	(87)	—	(139)	—	—	(1,118)
Transfers from accruing	320	—	104	151	—	76	651
Other	28	—	(103)	(26)	—	10	(91)

Ending balance	$1,621	$4,706	$—	$1,614	$21	$66	$8,028

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of nonaccrual activity for the three months ended September 30, 2014 (dollars in thousands):

	For the Three Months Ended September 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$454	$1,808	$—	$383	$—	$7	$2,652

Principal payments	(2)	(79)	—	(7)	—	—	(88)
Charge-offs	(18)	(3)	—	(10)	—	(7)	(38)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(207)	—	—	—	—	—	(207)
Transfers to accruing	—	—	—	—	—	—	—
Transfers from accruing	—	3	—	368	—	—	371
Other	—	6	—	(1)	—	—	5

Ending balance	$227	$1,735	$—	$733	$—	$—	$2,695

A roll-forward of nonaccrual activity for the nine months ended September 30, 2015 (dollars in thousands):

	For the Nine Months Ended September 30, 2015
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$859	$848	$—	$1,958	$274	$—	$3,939

Principal payments	(282)	(2,108)	(1)	(449)	(2)	(21)	(2,863)
Charge-offs	(52)	(100)	—	(92)	—	(64)	(308)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	250	—	(250)	—	—
Transfers to OREO	—	—	—	(303)	—	—	(303)
Transfers to accruing	(1,291)	(88)	—	(199)	—	—	(1,578)
Transfers from accruing	2,350	6,154	104	794	—	122	9,524
Other	37	—	(353)	(95)	(1)	29	(383)

Ending balance	$1,621	$4,706	$—	$1,614	$21	$66	$8,028

A roll-forward of nonaccrual activity for the nine months ended September 30, 2014 (dollars in thousands):

	For the Nine Months Ended September 30, 2014
		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NONACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(104)	(160)	—	(29)	—	(4)	(297)
Charge-offs	(18)	(56)	—	(13)	—	(32)	(119)
Advances	—	—	—	—	—	—	—
Class transfers	—	—	—	—	—	—	—
Transfers to OREO	(233)	—	—	(257)	—	—	(490)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,142	—	539	—	6	1,687
Other	10	8	—	9	—	—	27

Ending balance	$227	$1,735	$—	$733	$—	$—	$2,695

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

A summary of troubled debt restructurings occurring during the periods indicated is as follows (dollars in thousands):

	Nine months ended		Twelve months ended		Nine months ended
	September 30,		December 31,		September 30,
	2015		2014		2014
	Number of	Recorded	Number of	Recorded	Number of	Recorded
	Modifications	Investment	Modifications	Investment	Modifications	Investment

Commercial real estate	3	$1,216	—	$—	—	$—
Commercial, financial and agricultural	3	268	—	—	—	—
Commercial construction	4	266	—	—	—	—
One to four family residential real estate	20	1,538	1	89	—	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total troubled debt restructurings	30	$3,288	1	$89	—	$—

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the three months ended September 30, 2015 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$1,647	$1,441	$844	$1,229	$—	$5,161

Principal payments	(270)	(13)	(5)	(20)	—	(308)
Charge-offs						—
Advances						—
New restructured						—
Transferred out of TDR						—
Transfers to nonaccrual						—

Ending Balance	$1,377	$1,428	$839	$1,209	$—	$4,853

NONACCRUAL

Beginning balance	$476	$—	$—	$346	$—	$822

Principal payments	(10)	—	—	(10)		(20)
Charge-offs						—
Advances						—
New restructured						—
Transfers to foreclosed properties						—
Transfers from accruing						—

Ending Balance	$466	$—	$—	$336	$—	$802

TOTALS

Beginning balance	$2,123	$1,441	$844	$1,575	$—	$5,983

Principal payments	(280)	(13)	(5)	(30)	—	(328)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	—	—	—
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$1,843	$1,428	$839	$1,545	$—	$5,655

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

5.    LOANS (Continued)

A roll-forward of troubled debt restructuring during the nine months ended September 30, 2015 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Principal payments	(277)	(26)	(13)	(34)	—	(350)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	647	268	—	1,243	—	2,158
Transferred out of TDRs	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	(60)	—	(60)

Ending Balance	$1,377	$1,428	$839	$1,209	$—	$4,853

NONACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Principal payments	(105)	—	(266)	(19)	—	(390)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	571	—	266	295	—	1,132
Transfers to foreclosed properties	—	—	—	—	—	—
Transfers from accruing	—	—	—	60	—	60

Ending Balance	$466	$—	$—	$336	$—	$802

TOTALS

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Principal payments	(382)	(26)	(279)	(53)	—	(740)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
New restructured	1,218	268	266	1,538	—	3,290
Transfers out of TDR	—	—	—	—	—	—
Transfers to nonaccrual	—	—	—	(60)	—	(60)
Transfers to foreclosed properties	—	—	—	60	—	60
Transfer from accruing	—	—	—	—	—	—

Ending Balance	$1,843	$1,428	$839	$1,545	$—	$5,655

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

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Nine months ended	Year ended	Nine months ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Loans outstanding, beginning of period	$8,789	$9,043	$9,043
New loans	—	33	33
Net activity on revolving lines of credit	88	1,390	1,052
Principal payments	(2,596)	(1,677)	(1,614)

Loans outstanding, end of period	$6,281	$8,789	$8,514

There were no loans to related parties classified substandard as of September 30, 2015, December 31, 2014 or September 30, 2014. In addition to the outstanding balances above, there were unfunded commitments of $3.255 million to related parties at September 30, 2015.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

6.     GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.

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

The deposit based intangible is reported net of accumulated amortization at $1.106 million at September 30, 2015.  Amortization expense in the first nine months of 2015 is $.090 million.  Amortization expense for the next five years is expected to be at $.121 million per year.

7.     SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2015, the Corporation had obligations to service approximately $229.769 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  On a quarterly basis, management evaluates the MSRs for impairment.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 9.34% and a discount rate of 9.19% for September 30, 2015.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30,	December 31,	September 30,
	2015	2014	2014

Balance at beginning of period	$1,994	$1,129	$1,129
Additions from loans sold with servicing retained	200	636	375
MSRs acquired in Peninsula transaction	—	539	—
Amortization	(396)	(310)	(218)

Balance at end of period	$1,798	$1,994	$1,286
Balance of loan servicing portfolio	$229,769	$223,549	$144,051
Mortgage servicing rights as % of portfolio	.78%	.89%	.89%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at September 30, 2015 was approximately $65.830 million.  The Corporation valued these servicing rights at $.177 million as of September 30, 2015.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

8.              BORROWINGS

Borrowings consist of the following at September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014

Federal Home Loan Bank fixed rate advances at September 30, 2015 with a weighted average rate of 1.68% maturing in 2016, 2018 and 2019	$35,000	$35,000	$35,000

Correspondent bank line of credit - holding company	11,250	8,000	4,500

Bank line of credit - wholly-owned asset based lending subsidiary	239	3,367	1,830

Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,400	2,700	2,800

USDA Rural Development, fixed-rate note payable, maturing August 24, 2024, interest payable at 1%	704	779	779

	$49,593	$49,846	$44,909

The Federal Home Loan Bank borrowings are collateralized at September 30, 2015 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $36.919 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $5.394 million and $5.460 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.169 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2015.

The USDA Rural Development borrowing is collateralized by loans totaling $.116 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.653 million, and guaranteed by the Corporation.

The Corporation currently has two banking borrowing relationships.  The first relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2017.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.  This relationship is secured by all of the outstanding mBank stock.  The second borrowing relationship consists of a $10 million revolving line of credit.  The balance of this line of credit was paid in October 2015, when the borrowing relationship was terminated by the Corporation.

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

At September 30, 2015, the plan’s assets had a fair value of $2.107 million and the Corporation had a net liability of $1.183 million. The accumulated benefit obligation was $3.290 million.

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  STOCK COMPENSATION PLANS

On May 22, 2012, the Company’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, RSUs, or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.  Awards are made at the discretion of management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

Restricted Stock Awards

The Corporation’s restricted stock awards require certain service-based or performance requirements and have a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

The Corporation, in August 2012 and March 2014, granted RSUs to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013, 2014 and 2015, the Corporation issued 37,125 shares of its common stock for vested RSUs, in each year.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs.  In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value

Nonvested balance at January 1, 2015	127,024	$10.07
Granted during the period	40,730	11.15
Vested during the period	(53,319)	9.34
Nonvested balance at September 30, 2015	114,435	$10.72

A summary of stock option transactions for the nine months ended September 30, 2015 and 2014, and the year ended December 31, 2014, is as follows:

	September 30,	December 31,	September 30,
	2015	2014	2014

Outstanding shares at beginning of year	20,000	237,152	237,152
Granted during the period	—	—	—
Exercised during the period	—	(70,502)	—
Expired / forfeited during the period	(10,000)	(146,650)	—

Outstanding shares at end of period	10,000	20,000	237,152

Exercisable shares at end of period	2,000	4,000	124,861

Weighted average exercise price per share at end of period	$10.65	$11.33	$9.80

Shares available for grant at end of period	—	—	—

There were no options granted in the first nine months of 2015 and 2014.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

10.  STOCK COMPENSATION PLANS (Continued)

Following is a summary of the options outstanding and exercisable at September 30, 2015.

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$10.65	10,000	2,000	8,000	1.21

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

The Corporation has reported deferred tax assets of $9.326 million at September 30, 2015, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2015 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance for these has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

The following table presents information for financial instruments at September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands):

		September 30, 2015		December 31, 2014		September 30, 2014
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$38,581	$38,581	$21,947	$21,947	$22,401	$22,401
Interest-bearing deposits	Level 2	5,089	5,089	5,797	5,797	235	235
Securities available for sale	Level 2	54,432	54,432	65,832	65,832	48,742	48,742
Federal Home Loan Bank stock	Level 2	2,169	2,169	2,973	2,973	3,060	3,060
Net loans	Level 3	614,127	614,746	595,795	596,429	513,094	513,117
Accrued interest receivable	Level 3	1,821	1,821	1,680	1,680	1,457	1,457

Total financial assets		$716,219	$716,838	$694,024	$694,658	$588,989	$589,012

Financial liabilities:
Deposits	Level 2	$622,334	$621,944	$606,973	$606,534	$491,206	$491,912
Borrowings	Level 2	49,593	50,258	49,846	50,280	44,909	45,285
Accrued interest payable	Level 3	222	222	205	205	184	184

Total financial liabilties		$672,149	$672,424	$657,024	$657,019	$536,299	$537,381

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

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

12.  FAIR VALUE MEASUREMENTS (Continued)

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2015, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2015, December 31, 2014 and September 30, 2014 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of September 30, 2015, December 31, 2014 or September 30, 2014.

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

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include certain impaired loans and other real estate owned.  The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2015	(Level 1)	(Level 2)	(Level 3)	September 30, 2015	September 30, 2015
Assets

Impaired loans	$14,774	$—	$—	$14,774	$117	$259
Other real estate owned	2,296	—	—	2,296	104	141
					$221	$400

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014
Assets

Impaired loans	$1,658	$—	$—	$1,658	$857
Other real estate owned	3,010	—	—	3,010	280
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

13.       SHAREHOLDERS’ EQUITY

In December 2014, the Corporation consummated the previously announced acquisition of Peninsula Financial Corporation with a combination of cash and Mackinac Financial Corporation (“MFNC”) stock.  Peninsula Financial Corporation was a bank holding company with The Peninsula Bank as its wholly-owned subsidiary.  PFC was headquartered in Ishpeming, Michigan with six branch locations.  The purchase price of the acquisition was $12.420 million with a combination of cash and MFNC common stock.  MFNC issued 695,361 shares of its common stock and an increase shareholder equity of $7.804 million in recording this transaction, after the reduction for issuance costs of $.130 million.  The Corporation recorded assets with a fair value of $112.766 million, including loans of $67.139 million, as well as $100.950 million of deposits.

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 70,480 shares thus far in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.

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

	September 30,	December 31,	September 30,
	2015	2014	2014
Commitments to extend credit:
Variable rate	$46,732	$44,134	$54,962
Fixed rate	24,546	24,191	19,092
Standby letters of credit - Variable rate	4,061	6,072	5,730
Credit card commitments - Fixed rate	3,570	3,267	3,286

	$78,909	$77,664	$83,070

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2015 represents $102.897 million, or 23.05%, compared to $100.912 million, or 26.30%, of the commercial loan portfolio on September 30, 2014.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2015, net deferred tax assets are approximately $9.326 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

•                  Our information systems may experience an interruption of breach in security.

Risks Related to Legal and Regulatory Compliance

•                  We operate in a highly regulated environment, which could increase our cost structure or have other negative impacts on our operations.

•                  The full impact of the recently implemented Dodd-Frank Act is currently unknown and subject to significant uncertainty.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2014.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2015 net income available to common shareholders of $1.018 million or $.16 per share compared to net income of $.886 million, or $.16 per share for the third quarter of 2014.  The 2015 third quarter results include one-time charges related to (i) the transfer of our asset based lending subsidiary assets to mBank, which charges included unamortized debt issue costs and a prepayment penalty, and (ii) regulatory audit costs incurred in connection with our approval as an SBA preferred lender.  Income for the nine months ended September 30, 2015 totaled $4.003 million, or $.64 per share, compared to $2.352 million, or $.43 per share for the same period in 2014.

Weighted average shares totaled 6,247,416 shares for the nine month period in 2015 and 6,238,963 shares in the third quarter 2015, compared to 5,532,966 shares for the nine month period in 2014 and 5,540,200 shares in the third quarter 2014.

The net interest margin for the third quarter of 2015 increased to $7.235 million, or 4.18%, compared to $5.886 million, or 4.18% in the third quarter of 2014.  The nine month margin in 2015 was $21.755 million, or 4.29% compared to $17.138 million, or 4.20% in 2014.

Total assets of the Corporation at September 30, 2015 were $754.972 million, an increase of $141.029 million, or 22.97% from the $613.943 million in total assets reported at September 30, 2014 and an increase of $11.187 million, or 1.50%, from total assets of $743.785 million at year-end 2014.  The loan portfolio increased $18.971 million, or 3.16%, from December 31, 2014 balances of $600.935 million.  Deposits totaled $622.334 million at September 30, 2015, an increase of $15.361 million from the $606.973 million at December 31, 2014.

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

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $16.634 million during the first nine months of 2015.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $11.400 million from December 31, 2014 to September 30, 2015, with the balance on September 30, 2015, totaling $54.432 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of September 30, 2015, investment securities with an estimated fair value of $5.460 million were pledged.

Loans

Through the first nine months of 2015, loan balances increased by $18.971 million, or 3.16%, from December 31, 2014 balances of $600.935 million.  During the first nine months of 2015, the Bank had total loan production of $175.409 million, which included $36.827 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization, SBA/USDA loan sales of $5.996 million, and nonperforming loans transferred to other real estate owned (“OREO”) in the amount of $.674 million.

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

Following is a summary of the loan portfolio at September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of	September 30,	Percent of
	2015	Total	2014	Total	2014	Total

Commercial real estate	$310,025	50.01%	$315,387	52.48%	$272,803	52.63%
Commercial, financial, and agricultural	120,804	19.49	101,895	16.96	98,714	19.04
One to four family residential real estate	144,807	23.36	139,553	23.22	110,310	21.28
Construction:
Consumer	11,957	1.93	9,431	1.57	8,729	1.68
Commercial	15,498	2.50	16,284	2.71	12,242	2.36
Consumer	16,815	2.71	18,385	3.06	15,575	3.01
Total loans	$619,906	100.00%	$600,935	100.00%	$518,373	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2015, December 31, 2014 and September 30, 2014 (dollars in thousands):

	September 30, 2015			December 31, 2014			September 30, 2014
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	$102,897	23.05%	135.23%	$106,644	24.60%	144.12%	$100,912	26.30	150.32%
Hospitality and tourism	41,156	9.22	54.09	46,211	10.66	62.45	42,538	11.08	63.36
Lessors of residential buildings	25,911	5.81	34.05	19,776	4.56	26.73	16,262	4.24	24.22
Gasoline stations and convenience stores	17,077	3.83	22.44	13,841	3.19	18.71	11,626	3.03	17.32
Commercial construction	15,498	3.47	20.37	16,284	3.76	22.01	12,242	3.19	18.24
Lessors of other real estate property	7,088	1.59	9.32	9,130	2.11	12.34	9,067	2.36	13.51
Other	236,700	53.03	311.07	221,680	51.12	299.58	191,112	49.80	284.68

Total Commercial Loans	$446,327	100.00%		$433,566	100.00%		$383,759	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2015.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2015, our residential loan portfolio totaled $156.764 million, or 25.29% of our total outstanding loans.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the nine months ended September 30, 2015 amounted to $.216 million, compared to net recoveries of $.057 million, for the same period in 2014.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,	September 30,
	2015	2014	2014
Nonperforming Assets:
Nonaccrual Loans	$7,226	$3,939	$2,098
Loans past due 90 days or more	—	—	—
Restructured loans	802	—	597
Total nonperforming loans	8,028	3,939	2,695
Other real estate owned	2,296	3,010	1,843
Total nonperforming assets	$10,324	$6,949	$4,538
Nonperforming loans as a % of loans	1.30%	.66%	.52%
Nonperforming assets as a % of assets	1.37%	.93%	.74%
Reserve for Loan Losses:
At period end	$5,779	$5,140	$5,279
As a % of loans	.93%	.86%	1.02%
As a % of nonperforming loans	71.99%	130.49%	195.88%
As a % of nonaccrual loans	79.98%	130.49%	251.62%
Texas ratio*	13.41%	9.37%	6.27%

*calculated by taking total nonperforming assets divided by total equity plus reserve for loan losses

Nonperforming assets at $10.324 million have increased in 2015 by $3.375 million from the $6.949 million at 2014 year end.  This increase in nonperforming assets is due almost entirely to one large credit, with September 30, 2015 balances of $4.823 million.  This is a local loan relationship, which the bank entered into in 2011 as part of a Chapter 11 bankruptcy reorganization.  This relationship was established in conjunction with several other state and federal government lending parties who provided various loan guarantees, in order to preserve a long standing paper mill in our headquarters market and save over 150 jobs.  The Corporation’s exposure to this credit was analyzed and a specific reserve was established to determine the adequacy of the allowance for loan losses was calculated.

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	September 30, 2015	December 31, 2014	September 30, 2014

Total loans, at period end	$619,906	$600,935	$518,373
Average loans for the period	$607,284	$509,749	$496,383

	For the Period Ended
	Nine Months Ended	Twelve Months Ended	Nine Months Ended
	September 30, 2015	December 31, 2014	September 30, 2014

Net charge-offs (recoveries) during the period	$216	$721	$(57)
Net charge-offs to average loans, annualized	.05%	.14%	N/M	%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  Historically, this independent review has provided findings similar to management as to the overall adequacy of the loan loss reserve and has substantiated the Corporation’s loan rating system.  In 2015, the Corporation continues to utilize a consultant for loan review.

As of September 30, 2015, the allowance for loan losses represented .93% of total loans.  At September 30, 2015, the allowance included specific reserves in the amount of $2.524 million, as compared to specific reserves of $1.216 million at December 31, 2014 and $1.615 million at September 30, 2014.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended	Nine Months Ended
	September 30 2015	December 31, 2014	September 30 2014

Balance at beginning of period	$3,010	$1,884	$1,884
Net purchase accounting adjustments	(57)	1,193	$—
Other real estate transferred from loans due to foreclosure	674	588	488
Other real estate sold, net of purch accounting adjustments	(1,190)	(375)	(339)
Writedowns on other real estate held for sale, incl purch acct adj	(135)	(228)	(142)
Loss on sale of other real estate held for sale	(6)	(52)	(48)

Balance at end of period	$2,296	$3,010	$1,843

During the first nine months of 2015, the Corporation received real estate in lieu of loan payments of $.674 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first nine months of 2015.  Total deposits increased by $15.361 million, or 2.53%, in the first nine months of 2015.  The increase in deposits for the first nine months of 2015 is composed of a decrease in noncore deposits of $3.573 million and an increase in core deposits of $18.934 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  Management also utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,		September 30,
	2015	% of Total	2014	% of Total	2014	% of Total

Noninterest bearing	$114,769	18.44%	$95,498	15.73%	$84,073	17.11%
NOW, money market, checking	213,737	34.34	212,565	35.02	173,793	35.38
Savings	31,742	5.10	28,015	4.62	15,263	3.11
Certificates of Deposit <$100,000	129,715	20.84	134,951	22.23	130,821	26.63
Total core deposits	489,963	78.72	471,029	77.60	403,950	82.23

Certificates of Deposit >$100,000	27,272	4.38	30,316	5.00	24,891	5.07
Brokered CDs	105,099	16.90	105,628	17.40	62,365	12.70
Total non-core deposits	132,371	21.28	135,944	22.40	87,256	17.77

Total deposits	$622,334	100.00%	$606,973	100.00%	$491,206	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2015, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 1.85 years and a weighted average rate of 1.68% at September 30, 2015.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has an outstanding balance of $.704 million, with a fixed interest rate of 1% that matures in August 2024.

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

Shareholders’ Equity

Total shareholders’ equity increased $2.095 million from December 31, 2014 to September 30, 2015.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $4.003 million, a reduction for cash dividends on common stock of $1.578 million, increases due to stock compensation of $.432 million, an increase in the market value of securities of $.029 million and a decrease due to the repurchase of common stock of $.791 million.

In December 2014, the Corporation consummated the previously announced acquisition of PFC with a combination of cash and the Corporation’s common stock.  PFC was a bank holding company with The Peninsula Bank as its wholly-owned subsidiary.  PFC was headquartered in Ishpeming, Michigan with six branch locations.  The purchase price of the acquisition was $12.420 million with a combination of cash and the Corporation’s common stock.  The Corporation issued 695,361 shares of its common stock and an increase in shareholder equity of $7.804 million in recording this transaction, after the reduction for issuance costs of $.130 million.  The Corporation recorded assets with a fair value of $112.766 million, including loans of $67.139 million, as well as $100.950 million of deposits.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $4.003 million, or $.64 per share, in the first nine months of 2015, compared to $2.352 million or $.43 per share for the first nine months of 2014.  The year to date results include a provision for loan losses of $.855 million. Operating results for the same period in 2014 include a provision for loan losses of $.561 million.

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

Net interest margin on a fully taxable equivalent basis amounted to $7.255 million, 4.19% of average earning assets, in the third quarter of 2015, compared to $5.896 million, and 4.19% of average earning assets, in the third quarter of 2014.  In the first nine months of 2015, net interest margin increased to $21.827 million, 4.31% of average earning assets, compared to $17.173 million, 4.21% of average earning assets, for the same period in 2014.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2015-2014
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2015	2014	(Decrease)	2015	2014	2015	2014	Variance	Variance	Variance	Variance

Loans (1,2,3)	$614,315	$509,618	$104,697	5.18%	5.18%	$8,027	$6,657	$1,370	$1,368	$2	$—
Taxable securities	49,578	43,933	5,645	2.26	2.08	282	230	52	30	20	2
Nontaxable securities (2)	9,888	1,821	8,067	1.97	4.58	49	21	28	93	(12)	(53)
Federal funds sold	5,219	2	5,217.08		—	1	—	1	—	—	1
Other interest-earning assets	7,423	3,295	4,128	2.46	4.09	46	34	12	43	(14)	(17)
Total earning assets	686,423	558,669	127,754	4.86	4.93	8,405	6,942	1,463	1,534	(4)	(67)
Reserve for loan losses	(5,565)	(5,254)	(311)
Cash and due from banks	31,319	28,900	2,419
Fixed Assets	12,703	9,687	3,016
Other Real Estate	2,342	1,839	503
Other assets	23,931	13,999	9,932
Total assets	$751,153	$607,840	$143,313

NOW and money market deposits	$158,155	$112,236	$45,919.32%		.34%	$127	$95	$32	$39	$(5)	$(2)
Interest checking	52,706	48,292	4,414.18		.22	24	27	(3)	2	(5)	—
Savings deposits	30,688	15,309	15,379.10		.10	8	4	4	4	—	—
CDs <$100,000	133,671	139,471	(5,800)	1.02	1.17	344	413	(69)	(17)	(54)	2
CDs >$100,000	28,075	24,177	3,898	1.07	1.23	76	75	1	12	(10)	(1)
Brokered deposits	107,951	71,335	36,616	0.97	1.10	264	198	66	102	(24)	(12)
Borrowings	50,458	44,296	6,162	2.41	2.10	307	234	73	33	36	4
Total interest-bearing liabilities	561,704	455,116	106,588.81		.91	1,150	1,046	104	175	(62)	(9)
Demand deposits	113,282	83,779	29,503
Other liabilities	(195)	2,387	(2,582)
Shareholders’ equity	76,362	66,558	9,804
Total liabilities and shareholders’ equity	$751,153	$607,840	$143,313
Rate spread				4.05%	4.02%
Net interest margin/revenue				4.19%	4.19%	$7,255	$5,896	$1,359	$1,359	$58	$(58)

(1) For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.

(2) The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate

(3)  Interest income on loans includes fees

	Nine Months Ended
								2015-2014
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2015	2014	(Decrease)	2015	2014	2015	2014	Variance	Variance	Variance	Variance

Loans (1,2,3)	$607,284	$496,383	$110,901	5.28%	5.21%	$23,999	$19,346	$4,653	$4,322	$270	$61
Taxable securities	50,468	44,238	6,230	2.24	2.15	845	711	134	100	30	4
Nontaxable securities (2)	10,224	1,719	8,505	2.58	4.82	197	62	135	307	(29)	(143)
Federal funds sold	1,761	2	1,759.08		—	1	—	1	—	—	1
Other interest-earning assets	8,019	3,176	4,843	2.45	4.80	147	114	33	174	(56)	(85)
Total earning assets	677,756	545,518	132,238	4.97	4.96	25,189	20,233	4,956	4,903	215	(162)
Reserve for loan losses	(5,419)	(5,024)	(395)
Cash and due from banks	25,675	23,025	2,650
Fixed Assets	12,684	9,907	2,777
Other Real Estate	2,505	2,002	503
Other assets	27,392	14,573	12,819
Total assets	$740,593	$590,001	$150,592

NOW and money market deposits	$158,082	$108,476	$49,606.30%		.26%	$357	$209	$148	$96	$36	$16
Interest checking	52,208	42,946	9,262.19		.22	73	71	2	15	(11)	(2)
Savings deposits	29,637	14,683	14,954.10		.10	22	11	11	11	—	—
CDs <$100,000	131,796	145,385	(13,589)	1.04	1.20	1,029	1,306	(277)	(122)	(171)	16
CDs >$100,000	28,878	23,540	5,338	1.07	1.29	231	228	3	52	(40)	(9)
Brokered deposits	101,395	70,571	30,824	1.00	1.16	755	610	145	266	(85)	(38)
Borrowings	53,223	42,069	11,154	23.25	1.99	895	625	270	166	82	24
Total interest-bearing liabilities	555,219	447,670	107,549.81		.91	3,362	3,060	302	484	(189)	7
Demand deposits	104,815	73,898	30,917
Other liabilities	5,123	2,571	2,552
Shareholders’ equity	75,436	65,862	9,574
Total liabilities and shareholders’ equity	$740,593	$590,001	$150,592
Rate spread				4.16%	4.05%
Net interest margin/revenue				4.31%	4.21%	$21,827	$17,173	$4,654	$4,419	$404	$(169)

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2015, the Corporation determined through this analysis that a $.855 million provision for loan loss was required, compared to $.561 million in the first nine months of 2014.  There were net charge-offs of $.216 million in the first nine months of 2015, compared to recoveries of $.057 million for the same period in 2014.

Other Income

Other income, at $2.747 million in the first nine months of 2015, increased $.638 million from the $2.109 million in the same period in 2014.  Included in other income were net security gains of $.402 million, as well as increased income from secondary market loans sold and deposit service fees.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2015	2014	Dollars	Percent	2015	2014	Dollars	Percent

Deposit service fees	$196	$168	$28	16.67%	$624	$517	$107	20.70%
Income from loans sold in the secondary market	301	212	89	41.98	750	455	295	64.84
SBA/USDA loan sale gains	40	—	40	100.00	440	548	(108)	(19.71)
Mortgage servicing income	9	313	(304)	(97.12)	239	415	(176)	(42.41)
Net security gains	133	—	133	N/A	402	—	402	N/A
Other noninterest income	94	75	19	25.33	292	174	118	67.82

Total other income	$773	$768	$5	0.65%	$2,747	$2,109	$638	30.25%

Other Expense

For the first nine months of 2015, the Corporation recorded other expenses of $17.570 million, compared to $15.131 million in 2014, an increase of $2.439 million.  The 2015 increase from the first nine months of 2014 was largely attributable to the PFC acquisition in December 2014 in terms of salaries and benefits, occupancy expense of acquired branch offices and some early 2015 data processing costs prior to conversion.  We remain diligent in monitoring and controlling our overall expense base, which continues to reside at below peer levels.

The following table details other expense for the three and nine months ended September 30, 2015 and 2014 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2015	2014	Dollars	Percentage	2015	2014	Dollars	Percentage

Salaries and employee benefits	$3,139	$2,481	$658	26.52%	$9,102	$7,545	$1,557	20.64%
Occupancy	602	511	91	17.81	1,804	1,595	209	13.10
Furniture and equipment	370	305	65	21.31	1,159	927	232	25.03
Data processing	327	288	39	13.54	1,041	862	179	20.77
Advertising	153	114	39	34.21	399	344	55	15.99
Professional service fees	348	276	72	26.09	928	883	45	5.10
Loan and deposit	136	144	(8)	(5.56)	399	306	93	30.39
Writedowns and losses on other real estate held for sale	104	176	(72)	(40.91)	141	190	(49)	(25.79)
FDIC insurance premiums	135	92	43	46.74	383	267	116	43.45
Telephone	108	84	24	28.57	346	248	98	39.52
Other	692	655	37	5.65	1,868	1,964	(96)	(4.89)
Total other expense	$6,114	$5,126	$988	19.27%	$17,570	$15,131	$2,439	16.12%

Federal Income Taxes

The Corporation recorded a deferred tax expense for the nine months ended September 30, 2015 of $2.074 million, compared to $1.203 million a year earlier.

The Corporation has reported deferred tax assets of $9.326 million at September 30, 2015, which is net of a valuation allowance of $.760 million.  Management evaluated the deferred tax valuation allowance as of September 30, 2015 and determined that no adjustment to the valuation was warranted.  The remaining valuation allowance pertains to the existing tax credit carryovers, which will only be utilized after all net operating loss carryforwards.  Since a portion of these tax credits may expire before that occurs, a valuation allowance has been established.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $28.581 million in cash and due from balances, $10.000 million in fed funds sold, and $49.472 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by acquiring brokered CDs in order to fund anticipated loan growth.

During the first nine months of 2015, the Corporation increased cash and cash equivalents by $16.634 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in investing activities, with a net increase in loans of $19.185 million.  Offsetting the net decrease used by investing activities was cash provided by financing activities, primarily a net increase in deposits of $15.361 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  The Corporation also has a line of credit with a correspondent bank with current availability of $.750 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “well capitalized.”

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Noncore funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At September 30, 2015, the Bank’s core deposits in relation to total funding were 72.92% compared to 74.31% at September 30, 2014.  These ratios indicate that at September 30, 2015, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2015, the Bank had $28.375 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of September 30, 2015, the Corporation is well capitalized.

Effective January 1, 2015, the Corporation was subject to new capital requirements due to the Basel III regulation, including:

•                  A new minimum ratio of Common Equity Tier I Capital to risk-weighted assets of 4.5%;

•                  An increase in the minimum required amount of Additional Tier 1 Capital to 6% of risk-weighted assets;

•                  A continuation of the current minimum required amount of Total Capital (Tier 1 plus Tier 2) of 8% of risk-weighted assets; and

•                  A minimum leverage ratio of Tier I Capital to total assets equal to 4% in all circumstances.

In order to be “well-capitalized” under the new guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of September 30, 2015 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Well-Capitalized
	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$72,580	11.2%	>	$51,965	> 8.0%	>	$64,957	>	10.0%
mBank	$78,411	12.2%	>	$51,296	> 8.0%	>	$64,120	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$66,801	10.3%	>	$38,974	> 6.0%	>	$51,965	>	8.0%
mBank	$72,805	11.4%	>	$38,472	> 6.0%	>	$51,296	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$66,801	10.3%	>	$29,231	> 4.5%	>	$42,222	>	6.5%
mBank	$72,805	11.4%	>	$28,854	> 4.5%	>	$41,678	>	6.5%

Tier 1 capital to average assets:
Consolidated	$66,801	9.0%	>	$29,660	> 4.0%	>	$37,075	>	5.0%
mBank	$72,805	9.9%	>	$29,355	> 4.0%	>	$36,693	>	5.0%

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

As of September 30, 2015, the Corporation has established interest rate floors on approximately $144.691 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $114.105 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $29.619 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $54.432 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of September 30, 2015.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

As of September 30, 2015, the Corporation has $360.248 million of transactional accounts, of which $114.769 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s repricing opportunities at September 30, 2015 (dollars in thousands):

	1-90	91 - 365	>1-5	Over 5
	Days	Days	Years	Years	Total

Interest-earning assets:
Loans	$238,359	$146,142	$233,039	$2,366	$619,906
Securities	8,462	1,881	36,439	7,650	54,432
Other (1)	12,954	1,171	3,133	—	17,258

Total interest-earning assets	259,775	149,194	272,611	10,016	691,596

Interest-bearing obligations:
NOW, money market, savings, interest checking	245,479	—	—	—	245,479
Time deposits	41,277	77,605	37,993	112	156,987
Brokered CDs	26,416	35,539	43,144	—	105,099
Borrowings	100	10,300	38,868	325	49,593

Total interest-bearing obligations	313,272	123,444	120,005	437	557,158

Gap	$(53,497)	$25,750	$152,606	$9,579	$134,438

Cumulative gap	$(53,497)	$(27,747)	$124,859	$134,438

(1)         Includes Federal Home Loan Bank Stock

The above analysis indicates that at September 30, 2015, the Corporation had a cumulative liability sensitivity gap position of $27.747 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2014, the Corporation had a cumulative liability sensitivity gap position of $8.027 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 1.85 years and a weighted average rate of 1.68%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2015, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of September 30, 2015.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

July 1, 2015 to July 31, 2015	7,000	$10.82	7,000	$715,226
August 1, 2015 to August 31, 2015	9,280	$10.75	9,280	615,504
September 1, 2015 to September 30, 2015	10,500	$10.45	10,500	505,741

Total Third Quarter 2015	26,780	$10.65	26,780

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 13, 2015	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)