Form 10-K
period 2015-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2016-03-30
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐  No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $10.53 as of June 30, 2015, was $30.554 million.  As of March 28, 2016, there were outstanding 6,236,250 shares of the Corporation’s Common Stock (no par value).

Documents incorporated by reference:

Certain portions, as expressly described in this report, of the registrant’s Proxy Statement for the 2016 Annual Meeting of Shareholders to be filed subsequently are incorporated by reference into this report.

i

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

In December of 2004, the Corporation was recapitalized with the net proceeds, approximately $26.2 million, from the issuance of $30 million of common stock in a private placement.  Commensurate with this recapitalization, the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation, and its subsidiary bank adopted the “mBank” identity early in 2005.

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

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”).  The Bank currently has 13 branch offices located in the Upper Peninsula of Michigan and 4 branch offices located in Michigan’s Lower Peninsula.  The Bank maintains offices in Chippewa, Grand Traverse, Luce, Manistee, Marquette, Menominee, Oakland, Otsego, and Schoolcraft Counties.  The Bank provides drive-in convenience at 12 branch locations and has 22 automated teller machines.  The Bank has no foreign offices.

The Corporation also owns three non-bank subsidiaries: First Manistique Agency, presently inactive; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities.  The Bank represents the principal asset of the Corporation.  The Bank has one wholly owned subsidiary, mBank Title Insurance Agency, LLC, which provided title insurance services until 2014 and is currently inactive.  The Corporation and its subsidiary Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.

Operations

The principal business of the Corporation is the general commercial banking business, conducted through the Bank’s provision of a full range of loan and deposit products.  These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing.  Funds for the Bank’s operation are also provided by brokered deposits and through borrowings from the Federal Home Loan Bank (“FHLB”) system, proceeds from the sale of loans and mortgage-backed and other securities, funds from repayment of outstanding loans and earnings from operations.  Earnings depend primarily upon the difference between (i) revenues from loans, investments, and other interest-bearing assets and (ii) expenses incurred in payment of interest on deposit accounts and borrowings, maintaining an adequate allowance for loan losses, and general operating expenses.

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

Employees

As of December 31, 2015, the Corporation and its subsidiaries employed, in the aggregate, 173 employees equating to 171 full-time equivalents.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan.  None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry.  This concentration represented $102.620 million or 22.79% of the commercial loan portfolio at December 31, 2015.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in Michigan.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

On January 19, 2016, the Corporation executed a stock purchase agreement to purchase all of the outstanding shares of The First National Bank of Eagle River in Eagle River, Wisconsin (“Eagle River Bank”).  The Corporation expects to consummate the transaction and consolidate Eagle River Bank into mBank early in the second quarter of 2016.  Eagle River Bank has three branches in Northeastern Wisconsin, each of which are expected to remain open following the acquisition.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $35.875 million at December 31, 2015, with additional amounts available if collateralized.

As of December 31, 2015, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 below, for details on the Corporation’s foreign account activity.

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

Federal banking regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.  The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating expansion programs should not allow expansion to diminish their capital ratios and should maintain all ratios well in excess of the minimums.  The current ratios have recently been significantly adjusted as discussed under “Basel III” below.

The Federal Deposit Insurance Corporation Improvement Act contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.  The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.  Information pertaining to the Corporation’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, as well as in Note 16 to the Corporation’s Consolidated Financial Statements in Item 8 below.

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

Prior to implementation of Basel III, the regulations defined the five capital categories as follows: (i) an institution was “well capitalized” if it has a total risk-based capital ratio of 10% or greater, had a Tier 1 risk-based capital ratio of 6% or greater, had a leverage ratio of 5% or greater and was not subject to any written capital order or directive to meet and maintain a specific capital level for any capital measures; (ii) an institution is “adequately capitalized” if it had a total risk-based capital ratio of 8% or greater, had Tier 1 risk-based capital ratio of 4% or greater, and had a leverage ratio of 4% or greater; (iii) an institution is “undercapitalized” if it had a total risk-based capital ratio of less than 8%, had a Tier 1 risk-based capital ratio that is less than 4% or had a leverage ratio that was less than 4%; (iv) an institution is “significantly undercapitalized” if it had a total risk-based capital ratio that was less than 6%, a Tier I risk-based capital ratio that was less than 3% or a leverage ratio that is less than 3%; (v) an institution is “critically undercapitalized” if its “tangible equity” was equal to or less than 2% of its total assets.

The Basel III final rule establishes a new common equity Tier 1 capital (“CET1”) requirement, an increase in the Tier 1 capital requirement from 4.0% to 6.0% and maintains the current 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements became effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increases the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively.  Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period, beginning January 1, 2016.

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

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive income from CET1 capital.  The election to opt-out must be made on the banking organization’s first Call Report filed after January 1, 2015.  The Corporation has elected to opt-out and continues to exclude Accumulated Other Comprehensive Income from its regulatory capital.

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

II.                                   Investment Portfolio

A.                                    Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2015	2014	2013
US Treasuries	$—	$5,280	$—
Corporate	12,646	12,674	16,079
US Agencies	27,377	22,717	14,855
US Agencies - MBS	3,759	13,688	7,359
State and political subdivisions	9,946	11,473	6,095
Total	$53,728	$65,832	$44,388

B.                                    Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2015 (fully taxable equivalent, dollars in thousands):

	In one	After one,	After five,			Weighted
	year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)

US Treasuries	$—	$—	$—	$—	$—	—%
US Agencies	—	27,377	—	—	27,377	1.61%
US Agencies - MBS	1,679	1,800	280	—	3,759	1.55%
Corporate	1,347	11,299	—	—	12,646	2.15%
State and politicial subdivisions	429	2,345	3,930	3,242	9,946	4.94%

Total	$3,455	$42,821	$4,210	$3,242	$53,728

Weighted average yield (1)	1.78%	1.95%	4.81%	5.10%	2.32%

(1)                                 Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.                              Loan Portfolio

A.                                    Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2015	2014	2013	2012	2011

Commercial real estate	$312,805	$315,387	$268,809	$244,966	$199,201
Commercial, financial and agricultural	122,140	101,895	79,655	80,646	92,269
One to four family residential real estate	140,502	139,553	103,768	87,948	77,332
Construction	27,100	25,715	17,799	24,694	25,519
Consumer	15,847	18,385	13,801	10,923	6,925

Total	$618,394	$600,935	$483,832	$449,177	$401,246

B.                                    Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2015, based on scheduled principal repayments (dollars in thousands):

		Commercial,
		Financial,	1-4 Family
	Commercial	and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$23,175	$33,806	$1,188	$—	$5,353	$63,522
Fixed interest rates	5,453	8,642	1,266	2,725	10,408	28,494

After one year but within five years:
Variable interest rates	69,671	26,196	2,994	7	2,057	100,925
Fixed interest rates	175,467	38,630	17,829	9,379	5,858	247,163

After five years:
Variable interest rates	29,044	6,436	110,872	876	3,331	150,559
Fixed interest rates	9,995	8,430	6,353	2,860	93	27,731

Total	$312,805	$122,140	$140,502	$15,847	$27,100	$618,394

C.                                    Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2015	2014	2013	2012	2011

Nonaccrual loans	$2,353	$3,939	$1,406	$4,687	$5,490

Interest income that would have been recorded for nonaccrual loans under original terms	1,125	130	228	313	363

Interest income recorded during period for nonaccrual loans	795	—	—	54	118

Accruing loans past due 90 days or more	32	—	—	—	—

Restructured loans not included above	154	3,105	614	—	2,503

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

The following table presents information relative to the allowance for loan losses for the years ended December 31 (dollars in thousands):

	2015	2014	2013	2012	2011

Balance of allowance for loan losses at beginning of period	$5,140	$4,661	$5,218	$5,251	$6,613

Loans charged off:
Commercial	1,801	682	2,171	775	3,258
One to four family residential real estate	142	290	141	399	490
Consumer	87	74	120	82	52
Total loans charged off	2,030	1,046	2,432	1,256	3,800

Recoveries of loans previously charged off:
Commercial	662	259	150	253	128
One to four family residential real estate	2	22	26	7	1
Consumer	26	44	24	18	9
Total recoveries	690	325	200	278	138

Net loans charged off	1,340	721	2,232	978	3,662
Provisions charged to expense	1,204	1,200	1,675	945	2,300

Balance at end of period	$5,004	$5,140	$4,661	$5,218	$5,251

Average loans outstanding	602,904	509,749	462,500	422,440	388,115

Ratio of net charge-offs	.22%	.14%	.48%	.23%	.94%

B.            Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2015		2014		2013		2012		2011
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$1,611	32.19%	$2,813	54.73%	$1,849	39.67%	$3,267	62.61%	$2,973	56.62%

Commercial, financial, and agricultural	645	12.89%	1,539	29.94%	1,378	29.56%	692	13.26%	1,079	20.55%

Commercial construction	79	1.58	142	2.76%	80	1.72%	125	2.40%	207	3.94%

1-4 family residential real estate	274	5.48	285	5.54%	516	11.07%	980	18.78%	1,114	21.22%

Consumer construction	7.14		6.12%		25.54%		—	.00%	—	.00%

Consumer	64	1.28	13.25%		148	3.18%	—	.00%	—	.00%

Unallocated general reserves	2,324	46.44	342	6.66%	665	14.26%	154	2.95%	(122)	-2.33%

Total	$5,004	100.00%	$5,140	100.00%	$4,661	100.00%	$5,218	100.00%	$5,251	100.00%

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

PART II

Item 5.       Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC.  The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2014 through December 31, 2015, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2015
High	$12.75	$12.25	$10.96	$12.03
Low	10.18	10.12	9.90	9.91
Close	11.39	10.53	10.10	11.49
Dividends delcared per share	.075	.075	.100	.100
Book value	11.99	12.15	12.18	12.32

2014
High	$15.06	$14.19	$13.70	$12.10
Low	9.86	11.35	10.28	9.95
Close	12.54	12.90	11.30	11.85
Dividends delcared per share	.050	.050	.050	.075

The Corporation had approximately 1,600 shareholders of record as of March 30, 2016.

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

The Bank paid a $3.0 million dividend in 2013 and 2014. The Corporation declared a $.10 dividend per share on its common stock in the fourth quarter of 2015.  There were no sales of unregistered securities in 2015. The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.

Issuer Purchases of Equity Securities

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  Shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013, and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date.  The Corporation purchased 102,455 shares for $1,121,615 in 2015 and 13,700 shares of its common stock for $143,298 in 2014.  As of December 31, 2015 the Corporation had $175,753 remaining of the previously authorized buyback amount.  There were 31,975 shares of common stock purchased by the Corporation for $329,988 in the fourth quarter of 2015.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2015. The following information is based on an investment of $100, on December 31, 2010 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.   Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Years Ended December 31
	2015	2014	2013	2012	2011
SELECTED FINANCIAL CONDITION DATA:
Total assets	$739,269	$743,785	$572,800	$545,980	$498,311
Loans	618,394	600,935	483,832	449,177	401,246
Securities	53,728	65,832	44,388	43,799	38,727
Deposits	610,323	606,973	466,299	434,557	404,789
Borrowings	45,754	49,846	37,852	35,925	35,997
Common shareholders’ equity	76,602	73,996	65,249	61,448	44,342
Total shareholders’ equity	76,602	73,996	65,249	72,448	55,263

SELECTED OPERATIONS DATA:
Interest income	$33,513	$27,669	$25,523	$24,427	$23,072
Interest expense	4,393	4,142	4,124	4,603	5,143
Net interest income	29,120	23,527	21,399	19,824	17,929
Provision for loan losses	1,204	1,200	1,675	945	2,300
Net security gains (losses)	455	54	73	—	(1)
Other income	3,434	3,058	3,865	4,043	3,657
Other expenses	(23,876)	(22,610)	(18,128)	(16,757)	(15,969)
Income before income taxes	7,929	2,829	5,534	6,165	3,316
Provision (credit) for income taxes	2,333	1,129	(403)	(922)	1,098
Net income	5,596	1,700	5,937	7,087	2,218
Preferred dividend and accretion of discount	—	—	308	629	766
Net income available to common shareholders	$5,596	$1,700	$5,629	$6,458	$1,452

PER SHARE DATA:
Earnings — Basic	$.90	$.30	$1.01	$1.51	$.42
Earnings — Diluted	.89	.30	1.00	1.46	.41
Cash dividends declared	.350	.225	.170	.040	—
Book value	12.32	11.81	11.77	11.05	12.97
Tangible book value	11.54	11.01	11.77	11.05	12.97
Market value - closing price at year end	11.49	11.85	9.90	7.09	5.42

FINANCIAL RATIOS:
Return on average common equity	7.41%	2.57%	9.07%	12.43%	3.30%
Return on average total equity	7.41	2.57	8.26	10.26	2.66
Return on average assets	.76	.28	1.01	1.23	.30
Dividend payout ratio	41.67	75.00	16.83	2.65	N/A
Average equity to average assets	10.23	10.94	12.28	11.95	11.15
Efficiency ratio	72.12	74.43	67.46	67.95	68.43
Net interest margin	4.30	4.19	4.17	4.17	4.06

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	.50%	.66%	.42%	1.04%	1.99%
Nonperforming assets to total assets	.73	.93	.58	1.45	2.24
Allowance for loan losses to total loans	.81	.86	.96	1.16	1.18
Allowance for loan losses to nonperforming loans	162.57	130.49	230.29	111.33	65.69
Net charge-offs to average loans	.21	.14	.48	.23	.94
Texas ratio	6.34	9.37	5.59	10.25	18.56

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

•                                          We may not realize the expected benefits of our pending acquisition of The First National Bank of Eagle River.

•                                          Our controls and procedures may fail or be circumvented.

•                                          Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At December 31, 2015, net deferred tax assets are approximately $11.498 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2015 and 2014 and the results of operations for 2013 through 2015. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2014 and 2015.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

The acquisition of Peninsula Financial Corporation, the holding company for Peninsula Bank (“PFC”), in December 2014 added approximately $125 million in assets, $70 million in loan balances and $100 million in deposits to the Corporation.  In connection with this acquisition we the Corporation increased shareholders’ equity by $7.804 million, issued 695,361 shares of our common stock and added approximately 350 new shareholders.

Dollar amounts in tables are stated in thousands, except for per share data.

EXECUTIVE SUMMARY

The purpose of this section is to provide a brief summary of the 2015 results of operations and financial condition.  A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $5.596 million, or $.90 per share for the year ended December 31, 2015, compared to $1.700 million, or $.30 per share, in 2014, and net income of $5.629 million, or $1.01 per share, for 2013.  The 2015 results include a deferred tax valuation adjustment of $.322 million and one-time charges related to regulatory audit costs incurred in connection with our approval as an SBA preferred lender and the transfer of our asset based lending subsidiary assets to mBank, which included a prepayment penalty on its line of credit.  The net positive impact of these items was approximately $.02 per share.  The 2014 results include nonrecurring transaction related expenses of $2.475 million.  The 2013 consolidated and bank results include a deferred tax valuation adjustment of $2.250 million, or $.40 per share.

Total assets of the Corporation at December 31, 2015, were $739.269 million, a decrease of $4.516 million, or .61%, from total assets of $743.785 million reported at December 31, 2014.

At December 31, 2015, the Corporation’s loans stood at $618.394 million, an increase of $17.999 million, or 3.00%, from 2014 year-end balances of $600.935 million.  Total loan production in 2015 amounted to $234.271 million, which included $53.229 million of secondary market mortgage loans sold.  The Corporation also sold $8.959 million of SBA/USDA guaranteed loans.  Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

Nonperforming loans totaled $2.539 million, or .41%, of total loans at December 31, 2015.  Nonperforming assets at December 31, 2015, were $6.949 million, .41% of total assets, compared to $6.949 million or .93% of total assets at December 31, 2014.

Total deposits increased from $606.973 million at December 31, 2014 to $610.323 million at December 31, 2015, an increase of .55%.  The increase in deposits in 2015 was comprised of an increase in wholesale deposits of $27.253 million and a decrease in core deposits of $23.905 million.  In 2015, the Corporation utilized wholesale deposits in order to better manage interest rate risk in funding fixed rate loans.

Shareholders’ equity totaled $76.602 million at December 31, 2015, compared to $73.996 million at the end of 2014, an increase of $2.606 million.  This change reflects the net income available to common shareholders of $5.596 million, other comprehensive loss of $.265 million, an increase related to stock compensation expense of $.576 million, the repurchase of common stock of $1.122 million and dividends declared on common stock of

$2.179 million.  The book value per common share at December 31, 2015, amounted to $12.32 compared to $11.81 at the end of 2014.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2015	2014	2013

Taxable-equivalent net interest income	$29,210	$23,575	$21,471
Taxable-equivalent adjustment	(90)	(48)	(72)

Net interest income, per income statement	29,120	23,527	21,399
Provision for loan losses	1,204	1,200	1,675
Other income	3,889	3,112	3,938
Other expense	23,876	22,610	18,128

Income before provision for income taxes	7,929	2,829	5,534
Provision for (benefit of) income taxes	2,333	1,129	(403)

Net income	$5,596	$1,700	$5,937
Preferred dividend expense	—	—	308

Net income available to common shareholders	$5,596	$1,700	$5,629

Earnings per common share
Basic	$.90	$.30	$1.01
Diluted	$.89	$.30	$1.00

Return on average assets	.76%	.28%	1.01%
Return on average common equity	7.41	2.57	9.07
Return on average equity	7.41	2.57	8.26

Summary

The Corporation reported net income available to common shareholders of $5.596 million in 2015, compared to $1.700 million in 2014 and $5.629 million in 2013.  The 2015 results include a provision for loan loss of $1.204 million and a deferred tax valuation adjustment of $.322 million.  The 2014 results include a provision for loan loss of $1.200 million and nonrecurring transaction related expense of $2.475 million.  The 2013 results include a deferred tax valuation adjustment of $2.250 million.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources.  Net interest revenue is the Corporation’s principal source of revenue, representing 90% of total revenue in 2015.  The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $5.635 million from $23.575 million in 2014 to $29.210 million in 2015.  In 2015, interest rates were stable with the prime rate at 3.25% for nearly the entire year.  The Corporation experienced an increase, three basis points, in the overall rates on earning assets from 4.94% in 2014 to 4.97% in 2015.  Interest bearing funding sources declined by ten basis points, from .90% in 2014 to .80% in 2015.  The combination of these effective rate changes resulted in a slight increase in net interest margin from 4.20% in 2014 to 4.32% in 2015.  The increase in interest income was largely due to the PFC acquisition as we increased earning assets by $90 million.  We also had increased net interest contribution due to the accretive attributes associated with the purchase accounting adjustments related to PFC loan marks under GAAP.

The following table details sources of net interest income for the three years ended December 31 (dollars in thousands):

	2015	Mix	2014	Mix	2013	Mix
Interest Income
Loans	$32,047	95.63%	$26,491	95.74%	$24,400	95.60%
Funds sold	1.00		—	—	—	—
Taxable securities	1,095	3.27	962	3.48	961	3.77
Nontaxable securities	162.48		64.23		34.13
Other interest-earning assets	208.62		152.55		128.50
Total earning assets	33,513	100.00%	27,669	100.00%	25,523	100.00%
Interest Expense
NOW, money markets, checking	583	13.27%	404	9.75%	388	9.41%
Savings	31.70		15.36		13.32
Certificates of deposit	1,627	37.04	1,984	47.90	2,413	58.50
Brokered deposits	1,010	22.99	815	19.68	654	15.86
Borrowings	1,142	26.00	924	22.31	656	15.91
Total interest-bearing funds	4,393	100.00%	4,142	100.00%	4,124	100.00%

Net interest income	$29,120		$23,527		$21,399

Average Rates
Earning assets	4.95%		4.93%		4.98%
Interest-bearing funds	.80		.90		.99
Interest rate spread	4.15		4.03		3.99

For purposes of this presentation, non-taxable interest income has bot been restated on a tax-equivalent basis.

As shown in the table above, income on loans provides more than 95% of the Corporation’s interest revenue.  The Corporation’s loan portfolio has approximately $315.006 million of variable rate loans that predominantly reprice with changes in the prime rate and $303.388 million of fixed rate loans.  A large portion of the variable rate loans, 48%, or $147.883 million, have interest rate floors.  These loans will not reprice until the prime rate increases to the extent necessary to surpass the interest rate floor.  A prime rate increase of 100 basis points or more will reprice $119.163 million of these loans with floors, while the majority of the remainder will reprice with an additional 100 basis point increase in the prime rate.

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

	Years ended December 31,
	2015			2014			2013
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$608,938	$32,053	5.26%	$509,749	$26,506	5.20%	$462,500	$24,454	5.29%
Taxable securities	55,057	1,095	1.99	45,172	962	2.13	46,294	961	2.08
Nontaxable securities (2)	3,466	245	7.07	2,062	97	4.70	1,002	51	5.09
Other interest-earning assets	9,255	209	2.26	3,888	152	3.91	3,073	128	4.17
Total earning assets	676,716	33,602	4.97	560,871	27,717	4.94	512,869	25,594	4.99
Reserve for loan losses	(5,265)			(5,187)			(5,045)
Cash and due from banks	25,985			23,124			20,535
Fixed assets	12,704			10,174			10,632
Other real estate owned	2,364			2,088			2,800
Other assets	26,183			14,542			13,361
	61,971			44,741			42,283

TOTAL AVERAGE ASSETS	$738,687			$605,612			$555,152

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$157,781	$489.31%		$114,313	$309.27%		$120,401	$289.24%
Interest checking	51,438	94.18		45,158	95.21		35,242	99.28
Savings deposits	30,020	31.10		15,717	15.10		13,052	13.10
Certificates of deposit	156,828	1,626	1.04	168,349	1,984	1.18	157,325	2,412	1.53
Brokered deposits	101,789	1,010.99		69,833	815	1.17	53,435	654	1.22
Borrowings	53,896	1,142	2.12	45,451	924	2.03	37,838	656	1.73
Total interest-bearing liabilities	551,752	4,392.80%		458,821	4,142.90		417,293	4,123.99
Demand deposits	107,958			76,880			67,596
Other liabilities	3,432			3,662			2,091
Shareholders’ equity	75,545			66,249			68,172
	186,935			146,791			137,859
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS’ EQUITY	$738,687			$605,612			$555,152

Rate spread			4.17			4.04%			4.00%
Net interest margin/revenue, tax equivalent basis		$29,210	4.32%		$23,575	4.20%		$21,471	4.19%

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

	Years ended December 31,
	2015 vs. 2014				2014 vs. 2013
	Increase (Decrease) Due to			Total	Increase (Decrease) Due to			Total
			Volume	Increase			volume	Increase
	Volume	Rate	and Rate	(Decrease)	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$5,158	$326	$63	$5,547	$2,498	$(405)	$(41)	$2,052
Taxable securities	211	(64)	(14)	133	(23)	25	(1)	1
Nontaxable securities	66	49	33	148	54	(4)	(4)	46
Other interest earning assets	160	(50)	(53)	57	31	(6)	(1)	24
Total interest earning assets	$5,595	$261	$29	$5,885	$2,560	$(390)	$(47)	$2,123

Interest bearing obligations:
NOW and money market deposits	$117	$45	$17	$179	$(15)	$37	$(2)	$20
Interest checking	13	(12)	(2)	(1)	28	(25)	(7)	(4)
Savings deposits	14	1	1	16	3	(1)	—	2
Certificates of deposit	(131)	(240)	13	(358)	169	(557)	(40)	(428)
Brokered deposits	373	(122)	(55)	196	200	(30)	(9)	161
Borrowings	172	39	7	218	132	113	23	268

Total interest bearing obligations	$558	$(289)	$(19)	$250	$517	$(463)	$(35)	$19

Net interest income, tax equivalent basis				$5,635				$2,104

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During 2015, the Corporation recorded a provision for loan loss of $1.204 million, compared to a provision of $1.200 million in 2014 and $1.675 million in 2013.

Noninterest Income

Noninterest income was $3.889 million, $3.112 million, and $3.938 million in 2015, 2014, and 2013, respectively.  The principal recurring sources of noninterest income are the gains on the sale of SBA/USDA guaranteed loans and secondary market loans.  In 2015, revenues from these two business lines totaled $1.681 million compared to $1.394 million in 2014 and $1.979 million in 2013.  The Corporation, in recent years, expanded its efforts to generate increased income from secondary market loans by adding additional staff and centralizing processing activities.  The Corporation also retains the servicing for the majority of mortgage loans sold to the secondary market.  In 2015, income from servicing mortgages amounted to $.547 million, compared to $.675 million in 2014 and $.790 million in 2013.

Deposit related income totaled $.836 million in 2015 compared to $.701 million in 2014 and $.667 million in 2013.  The current regulatory environment may limit the Corporation’s ability to grow these revenue sources.

The following table details noninterest income for the three years ended December 31 (dollars in thousands):

	2015	2014	2013	2015-2014%	2014-2013
Deposit service charges	$200	$150	$109	33.33%	37.61%
NSF Fees	636	551	558	15.43	(1.25)
Gain on sale of secondary market loans	873	493	794	77.08	(37.91)
Secondary market fees generated	198	144	234	37.50	(38.46)
SBA Fees	610	757	951	(19.42)	(20.40)
Mortgage servicing rights	547	675	790	(18.96)	(14.56)
Other	370	288	429	28.47	(32.87)
Subtotal	3,434	3,058	3,865	12.30	(20.88)
Net security gains	455	54	73	742.59	(26.03)
Total noninterest income	$3,889	$3,112	$3,938	24.97%	(20.98)%

Noninterest Expense

Noninterest expense was $23.876 million in 2015, compared to $22.610 million and $18.128 million in 2014 and 2013, respectively.  In 2015, the increase in noninterest expense totaled $1.266 million, or 5.60%.  Salaries and benefits, at $12.449 million, increased by $2.146 million, 20.83%, from the 2014 expenses of $10.303 million and compared to $9.351 million in 2013.  Expense increases on salaries and benefits in 2014 were largely due to increased staffing resulting from the PFC acquisition late in 2014.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the three years ended December 31 (dollars in thousands):

				% Increase (Decrease)
	2015	2014	2013	2015-2014	2014 - 2013
Salaries and benefits	$12,449	$10,303	$9,351	20.83%	10.18%
Occupancy	2,424	2,129	1,481	13.86	43.75
Furniture and equipment	1,551	1,268	1,102	22.32	15.06
Data processing	1,381	1,150	1,071	20.09	7.38
Professional service fees:
Accounting	443	375	362	18.13	3.59
Legal	139	205	264	(32.20)	(22.35)
Consulting and other	688	583	443	18.01	31.60
Total professional service fees	1,270	1,163	1,069	9.20	8.79
Loan and deposit	955	699	617	36.62	13.29
Writedowns and losses on OREO held for sale	332	280	265	18.57	5.66
FDIC insurance assessment	506	362	385	39.78	(5.97)
Telephone	455	327	303	39.14	7.92
Advertising	507	449	436	12.92	2.98
Nonrecurring transaction related expenses	—	2,475	—	100.00	100.00
Other operating expenses	2,046	2,005	2,048	2.04	(2.10)
Total noninterest expense	$23,876	$22,610	$18,128	5.60%	24.72%

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

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2015 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.738 million, and $2.336 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2015 and determined that it was “more likely than not” that they would be utilized prior to expiration and recognized the additional benefits totaling $.322 million. It was also determined that the remaining valuation allowance should be eliminated in conjunction with the expiration of various tax credits before they could be utilized.  This “write-off” of deferred tax assets pertaining to expired credits was approximately $.429 million. The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

Current Federal Tax Provision

The Corporation recognized a deferred tax expense of approximately $2.333 million for the year ended December 31, 2015 and a deferred tax expense of $1.129 million for the year ended December 31, 2014.  In December 2013, the Corporation reduced the valuation by $2.250 million.  After a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period, an analysis substantiated the ability to utilize these deferred tax assets.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

In connection with the Peninsula acquisition in December 2014, the Corporation acquired $.933 million of NOL carryforward and approximately $.217 million of various tax credits, which it expects to utilize prior to expiration.

The table below details the Corporation’s deferred tax assets and liabilities (dollars in thousands):

	2015	2014
Deferred tax assets:
NOL carryforward	$4,331	$5,500
Allowance for loan losses	1,705	2,194
Alternative Minimum Tax Credit	1,999	1,586
OREO Tax basis > book basis	162	474
Tax credit carryovers	338	767
Deferred compensation	517	576
Pension liability	384	475
Stock compensation	141	247
Purchase accounting adjustments	955	2,095
Other	141	33

Total deferred tax assets	10,673	13,947

Valuation allowance	$—	$(760)

Deferred tax liabilities:
Core deposit premium	(366)	(407)
FHLB stock dividend	(100)	(103)
Depreciation	(113)	(88)
Unrealized gain on securities	(153)	(363)
Mortgage servicing rights	(667)	(658)
Other	(61)	(70)
Total deferred tax liabilities	(1,460)	(1,689)

Net deferred tax asset	$9,213	$11,498

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2015		2014		2013
(dollars in thousands)	Balance	Mix	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$122,775	16.61%	$95,498	12.84%	$72,936	12.73%
Interest-bearing transactional deposits	233,666	31.61	240,580	32.35	162,162	28.31
CD’s <$100,000	105,859	14.32	134,951	18.14	140,495	24.53
Total core deposit funding	462,300	62.54	471,029	63.33	375,593	65.57
CD’s >$100,000	26,757	3.62	30,316	4.08	23,159	4.04
Brokered deposits	121,266	16.40	105,628	14.20	67,547	11.79
Total noncore deposit funding	148,023	20.02	135,944	18.28	90,706	15.84
FHLB and other borrowings	45,754	6.19	49,846	6.70	37,852	6.61
Other liabilities	6,590.89		12,970	1.74	3,400.59
Shareholders’ equity	76,602	10.36	73,996	9.95	65,249	11.39

Total	$739,269	100.00%	$743,785	100.00%	$572,800	100.00%

Uses of Funds:
Net Loans	$613,390	82.97%	$595,795	80.11%	$479,171	83.66%
Securities available for sale	53,728	7.27	65,832	8.85	44,388	7.75
Federal funds sold	3.00		—	—	3.00
Federal Home Loan Bank Stock	2,169.29		2,973.40		3,060.53
Interest-bearing deposits	5,089.69		5,797.78		10.00
Cash and due from banks	25,005	3.38	21,947	2.95	18,216	3.18
Other assets	39,885	5.40	51,441	6.92	27,952	4.88

Total	$739,269	100.00%	$743,785	100.00%	$572,800	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity.  Securities decreased $12.104 million in 2015, from $65.832 million at December 31, 2014 to $53.728 million at December 31, 2015.

The carrying value of the Corporation’s securities at December 31 (dollars in thousands) is as follows:

	2015	2014
US Agencies	$27,377	$22,717
US Agencies - MBS	3,759	13,688
Corporate	12,646	12,674
Obligations of states and political subdivisions	9,946	11,473
US Treasury	—	5,280

Total securities	$53,728	$65,832

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies.  The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions.  At December 31, 2015, investment securities with an estimated fair market value of $7.972 million were pledged.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets.  The majority of its loans are commercial, which represents approximately 73% of total loans outstanding at December 31, 2015.

The Corporation continued to experience strong loan demand in 2015 with approximately $234.271 million of new loan production, including $53.229 million of mortgage loans sold in the secondary market.  At 2015 year-end, the Corporation’s loans stood at $618.394 million, an increase from the 2014 year-end balances of $600.935 million.  In 2014, the secondary mortgage loans that were produced and sold totaled $53.229 million while the SBA/USDA loan sales amounted to $8.959 million.  The production of loans was distributed among the regions, with the Upper Peninsula at $133.737 million, $56.142 million in the Northern Lower Peninsula and $44.392 million in Southeast Michigan.

The December 2014 acquisition of loans added $72.289 million to our consolidated loan portfolio.  These acquired loans consisted of approximately $33 million commercial loans and $39 million consumer loans.  These acquired loans did not result in any concentration risk.

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

The following table details the loan activity for 2014 and 2015(dollars in thousands):

Loan balances as of December 31, 2013	483,832

Total production	183,403
Total loans acquired	72,289
Secondary market sales	(29,871)
SBA loan sales	(7,075)
Loans transferred to OREO	(588)
Loans charged off, net of recoveries	(721)
Normal amortization/paydowns and payoffs	(100,334)
Loan balances as of December 31, 2014	$600,935

Total production	234,271
Secondary market sales	(53,229)
SBA loan sales	(8,959)
Loans transferred to OREO	(1,376)
Loans charged off, net of recoveries	(2,030)
Normal amortization/paydowns and payoffs	(151,218)

Loan balances as of December 31, 2015	$618,394

Following is a table that illustrates the balance changes in the loan portfolio from 2013 through 2015 year-end (dollars in thousands):

				Percent Change
	2015	2014	2013	2015-2014	2014-2013

Commercial real estate	$312,805	$315,387	$268,809	(0.82)%	17.33%
Commercial, financial, and agricultural	122,140	101,895	79,655	19.87	27.92
One-to-four family residential real estate	140,502	139,553	103,768	0.68	34.49
Construction:
Consumer	11,770	9,431	6,895	24.80	36.78
Commercial	15,330	16,284	10,904	(5.86)	49.34
Consumer	15,847	18,385	13,801	(13.80)	33.21

Total	$618,394	$600,935	$483,832	2.91%	24.20%

Our commercial real estate loan portfolio predominantly relates to owner occupied real estate, and our loans are generally secured by a first mortgage lien.  Commercial real estate market conditions improved in 2015, and we expect this trend to continue.  We make commercial loans for many purposes, including: working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral.  Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending.

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2015			2014
	Balance	% of Loans	% of Capital	Balance	% of Loans	% of Capital
Real estate - operators of nonres bldgs	$102,620	22.79%	133.97%	$106,644	24.60%	144.12
Hospitality and tourism	41,300	9.17	53.92	46,211	10.66	62.45
Lessors of residential buildings	25,930	5.76	33.85	19,776	4.56	26.73
Gasoline stations and convenience stores	21,647	4.81	28.26	13,841	3.19	18.71
Commercial construction	15,330	3.40	20.01	16,284	3.76	22.01
Lessors of other real estate property	7,055	1.57	9.21	9,130	2.11	12.34
Other	236,393	52.50	308.60	221,680	51.12	299.58

Total commercial loans	$450,275	100.00%		$433,566	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2015 year-end.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner-occupied developments.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of December 31, 2015, our residential loan portfolio totaled $152.272 million, or 25% of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases increased from $.858 million at the end of 2014 to $1.153 million at 2015 year-end.  The Corporation has elected to make limited tax-exempt loans, since they provide no current tax benefit due to tax net operating loss carryforwards.

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

The Corporation, at December 31, 2015, had performing loans of $5.339 million and $.154 million of nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans.  The total restructured loans of $5.493 million is comprised of 24 performing loans, the largest of which had a December 31, 2015 balance of $1.166 million and two nonperforming loans.

Credit Quality

The table below shows balances of nonperforming assets for the three years ended December 31 (dollars in thousands):

	December 31,	December 31,	December 31,
	2015	2014	2013

Nonperforming Assets :
Nonaccrual loans	$2,353	$3,939	$1,410
Loans past due 90 days or more	32	—	—
Restructured loans	154	—	614
Total nonperforming loans	2,539	3,939	2,024
Other real estate owned	2,324	3,010	1,884
Total nonperforming assets	$4,863	$6,949	$3,908
Nonperforming loans as a % of loans	.41%	.66%	.42
Nonperforming assets as a % of assets	.66%	.93%	.68
Reserve for Loan Losses:
At period end	$5,004	$5,140	$4,661
As a % of average loans	.83%	1.01%	.96
As a % of nonperforming loans	197.09%	130.49%	230.29
As a % of nonaccrual loans	212.66%	130.49%	330.57
Texas Ratio	6.34%	9.37%	5.59

Charge-off Information:
Average loans	$602,904	$509,749	$462,500
Net charge-offs	$1,340	$721	$2,232
Charge-offs as a % of average loans, annualized	.22%	.14%	.48

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2015 independent review provided findings similar to management with respect to credit quality.  The Corporation will again utilize a consultant for loan review in 2016.

The following table details the impact of nonperforming loans on interest income for the three years ended December 31 (dollars in thousands):

	2015	2014	2013

Interest income that would have been recorded at original rate	$1,125	$130	$228
Interest income that was actually recorded	795	—	—

Net interest lost	$330	$130	$228

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2015 amounted to $1.284 million, or .22% of average loans outstanding, compared to $.721 million, or .14% of loans outstanding in 2014.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

A three year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2015	2014	2013

Balance at beginning of period	$5,140	$4,661	$5,218
Loans charged off:
Commercial	1,801	682	2,171
One-to-four family residential real estate	142	290	141
Consumer	87	74	120
Total loans charged off	2,030	1,046	2,432
Recoveries of loans previously charged off:
Commercial	662	259	150
One-to-four family residential real estate	2	22	26
Consumer	26	44	24
Total recoveries of loans previously charged off	690	325	200
Net loans charged off	1,340	721	2,232
Provision for loan losses	1,204	1,200	1,675

Balance at end of period	$5,004	$5,140	$4,661

Total loans, period end	$618,934	$600,935	$483,832
Average loans for the year	602,904	509,749	462,500
Allowance to total loans at end of year	.81%	.86%	.96%
Net charge-offs to average loans	.22	.14	.48
Net charge-offs to beginning allowance balance	26.07	15.47	42.78

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

The allowance for loan losses consists of specific and general components.  Our internal risk system is used to identify loans that meet the criteria for being “impaired” as defined in the accounting guidance.  The specific component relates to loans that are individually classified as impaired and where expected cash flows are less than carrying value.  The general component covers non-impaired loans and is based on historical loss experience adjusted for qualitative factors.  These qualitative factors include: (1) changes in the nature, volume and terms of loans, (2) changes in lending personnel, (3) changes in the quality of the loan review function, (4) changes in nature and volume of past-due, nonaccrual and/or classified loans, (5) changes in concentration of credit risk, (6) changes in economic and industry conditions, (7) changes in legal and regulatory requirements, (8) unemployment and inflation statistics, and (9) underlying collateral values.

At the end of 2015, the allowance for loan losses represented .81% of total loans.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.  This position is further illustrated with the ratio of the allowance as a percent of nonperforming loans, which stood at 197.09% at December 31, 2015, compared to 130.49% at 2014 year end.

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

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2013	$1,884
Other real estate transferred from loans due to foreclosure	588
Other real estate acquired, net of purchase accounting	1,193
Other real estate sold	(375)
Writedowns on other real estate held for sales	(228)
Loss on other real estate held for sale	(52)

Balance at December 31, 2014	$3,010

Other real estate transferred from loans due to foreclosure	1,376
Other real estate sold	(1,702)
Writedowns on other real estate held for sales	(295)
Loss on other real estate held for sale	(65)

Balance at December 31, 2015	$2,324

During 2015, the Corporation received real estate in lieu of loan payments of $1.702 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value.  After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2015 were $610.323 million, an increase of $3.350 million, or .55% from December 31, 2014 deposits of $606.973 million.  Deposits acquired totaled $102.482 million at 2014 year end.  The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2015	Mix	2014	Mix	2013	Mix

CORE:
Non-interest-bearing	$122,775	20.12%	$95,498	15.73%	$72,936	15.64%
NOW, money market, checking	202,784	33.23	212,565	35.02	149,123	31.98
Savings	30,882	5.06	28,015	4.62	13,039	2.80
Certificates of Deposit <$250,000	124,084	20.33	158,657	26.14	158,598	34.01
Total core deposits	480,525	78.73	494,735	81.51	393,696	84.43

NONCORE:
Certificates of Deposit >$250,000	8,532	1.40	6,610	1.09	5,056	1.08
Brokered CDs	121,266	19.87	105,628	17.40	67,547	14.49
Total non-core deposits	129,798	21.27	112,238	18.49	72,603	15.57

Total deposits	$610,323	100.00%	$606,973	100.00%	$466,299	100.00%

The increase in deposits, as illustrated above, is composed of an increase in noncore deposits of $12.079 million, while core deposits decreased by $8.729 million.  Through the acquisition of Peninsula, the Corporation has enhanced its core deposit portfolio with additional stable deposit relationships from Peninsula’s long term customer base.

Management has increased its efforts to grow core deposits in recent years by introducing several new deposit products and implementing a bank-wide deposit incentive program.   As shown in the table above, core deposits now represent approximately 76% of total deposits.  The Corporation will continue to emphasize core deposit growth in its funding sources, but will also supplement this funding with strategic utilization of wholesale brokered deposits to help manage interest rate risk.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional accounts.

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At 2015 year end, this source of funding totaled $35.000 million and the Corporation secured this funding by pledging loans and investments.  The $35.000 million of FHLB borrowings had a weighted average maturity of 1.6 years, with a weighted average rate of 1.68% at December 31, 2015.

The Corporation also has one banking borrowing relationship.  The relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2017.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.  This relationship is secured by all of the outstanding Bank stock.

Shareholders’ Equity

Changes in shareholders’ equity are discussed in detail in the “Capital and Regulatory” section of this report.

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

At December 31, 2015 the Bank had $53.728 million of securities, with a weighted average maturity of 51.96 months.  The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell monies as investments in federal funds sold to correspondent banks, and has other interest bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following are the Corporation’s repricing opportunities at December 31, 2015 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$237,630	$143,016	$236,006	$1,742	$618,394
Securities	3,734	1,878	40,666	7,450	53,728
Other (1)	4,128	3,133	—	—	7,261

Total interest-earning assets	245,492	148,027	276,672	9,192	679,383

Interest-bearing obligations:
NOW, money market, savings and interest checking	233,666	—	—	—	233,666
Time deposits	26,193	66,712	39,568	143	132,616
Brokered CDs	40,286	48,679	32,301	—	121,266
Borrowings	10,100	5,375	29,958	321	45,754

Total interest-bearing obligations	310,245	120,766	101,827	464	533,302

Gap	$(64,753)	$27,261	$174,845	$8,728	$146,081

Cumulative gap	$(64,753)	$(37,492)	$137,353	$146,081

(1) includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2015, the Corporation had a cumulative asset sensitivity gap position of $37.492 million within the one-year timeframe.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income since more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments.  In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2015, the Corporation had $315.006 million of variable rate loans that reprice primarily with the prime rate index.  Approximately $147.883 million of these variable rate loans have interest rate floors.  This means that the prime rate will have to increase above the floor rate before these loans will reprice.  At year end, $119.163 million of these floor-rate loans would reprice with a 100 basis point prime rate increase, with $28.622 million repricing with an additional 100 basis point prime rate increase.

At December 31, 2014, the Corporation had a cumulative asset sensitive gap position of $8.027 million within the one-year time frame.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2015 (dollars in thousands).  Nonaccrual loans of $2.507 million are included in the table at an average interest rate of 0.00% and a maturity greater than five years.

Principal/Notional Amount Maturing/Repricing In:

	2016	2017	2018	2019	2020	Thereafter	Total	Fair Value 12/31/2015

Rate Sensitive Assets
Fixed interest rate securities	$2,187	$184	$11,681	$12,729	$18,106	$8,841	$53,728	$53,728
Average interest rate	2.93	5.52	1.78	1.83	2.05	4.19	2.34%
Fixed interest rate loans	28,118	52,177	69,999	46,430	70,650	36,014	303,388	303,786
Average interest rate	4.38	5.01	4.86	4.89	4.39	4.53	4.70
Variable interest rate loans	315,006	—	—	—	—	—	315,006	315,405
Average interest rate	4.67	—	—	—	—	—	4.67
Other assets	4,293	992	1,729	247	—	—	7,261	7,261
Average interest rate	.93	.93	1.78	2.04	—	—	1.17
Total rate sensitive assets	$349,604	$53,353	$83,409	$59,406	$88,756	$44,855	$679,383	$680,180
Average interest rate	4.59	4.94	4.36	4.22	3.91%	4.46	4.17%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$233,666	$—	$—	$—	$—	$—	$233,666	$233,666
Average interest rate	.16	—	—	—	—	—	.16%
Time deposits	181,751	52,401	12,014	4,913	2,541	262	253,882	251,195
Average interest rate	1.06	1.07	1.29	1.68	1.09	.84	1.09
Variable interest rate borrowings	400	9,650	—	—	—	—	10,050	10,050
Average interest rate	4.00	4.00	—	—	—	—	4.00
Fixed interest rate borrowings	15,075	76	10,077	10,077	78	321	35,704	35,939
Average interest rate	2.02	1.00	1.10	1.71	1.00	1.00	1.66
Total rate sensitive liabilities	$430,892	$62,127	$22,091	$14,990	$2,619	$583	$533,302	$520,800
Average interest rate	.61	1.53	1.20	1.70	1.09	.93	.77

Foreign Exchange Risk

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking office in Sault Ste. Marie.  To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian commercial loans and securities.  As of December 31, 2015, the Corporation had excess Canadian assets of $.047 million, which equated to approximately the same valuation in U.S. dollars.  Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.  Management intends to limit the Corporation’s foreign exchange risk by acquiring deposit liabilities approximately equal to its Canadian assets.

Off-Balance-Sheet Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics.  In 2015, the Corporation did not enter into futures, forwards, swaps or options.  However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

During 2015, the Corporation increased cash and cash equivalents by $3.061 million.  As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash used in investing activities and cash provided by financing activities.  The net change in investing activities included a net increase in loans of $19.293 million and a net decrease in securities available for sale of $11.197 million.  The net increases in assets were partially offset by an increase in deposit liabilities of $3.350 million.  This increase in deposits was composed of an increase in non-core deposits of $12.079 million combined with a decrease in core deposits of $8.729 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30 to 90 day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets.  As of December 31, 2015, $45.756 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2016, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  In December 2013 and 2014, the Bank paid a $3.0 million dividend.  Bank capital, after payment of this dividend, was strong and above the “well capitalized” regulatory level.  The Corporation has a $12.0 million line of credit with a correspondent bank, which also serves as a source of liquidity.  As of December 31, 2015, $4.250 million was available under this line.  The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

Liquidity is managed by the Corporation through its Asset and Liability Committee (the “ALCO” Committee).  The ALCO Committee meets monthly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management.  The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependency ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $100,000. Non-core funding consists of certificates of deposit greater than $100,000, brokered deposits, and FHLB and other borrowings.

At December 31, 2015, the Bank’s core deposits in relation to total funding were 70.46% compared to 71.71% in 2014.  These ratios indicated at December 31, 2015, that the Bank has increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of December 31, 2015, the Bank had $35.875 million of unsecured overnight borrowing lines available and additional amounts available if secured.   Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s liquidity plan for 2015 includes strategies to increase core deposits in the Corporation’s local markets and will continue to augment local deposit growth efforts with wholesale CD funding, to the extent necessary.

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

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2015, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total
Contractual Obligations

Total deposits	$538,192	$64,415	$7,454	$262	$610,323
Federal Home Loan Bank borrowings	15,000	10,000	10,000	—	35,000
Other borrowings	475	9,803	155	321	10,754
Directors’ deferred compensation	265	442	435	782	1,924
Annual rental / purchase commitments under noncancelable leases / contracts	723	1,076	925	3,766	6,490

TOTAL	$554,655	$85,736	$18,969	$5,131	$664,491

Other Commitments

Letters of credit	$6,390	$—	$—	$—	$6,390
Commitments to extend credit	80,474	—	—	—	80,474
Credit card commitments	3,747	—	—	—	3,747

TOTAL	$90,611	$—	$—	$—	$90,611

CAPITAL AND REGULATORY

As a bank holding company, the Corporation is required to maintain certain levels of capital under government regulation.  There are several measurements of regulatory capital, and the Corporation is required to meet minimum requirements under each measurement.  The federal banking regulators have also established capital classifications beyond the minimum requirements in order to risk-rate deposit insurance premiums and to provide trigger points for prompt corrective action in the event an institution becomes financially troubled.  As of December 31, 2015, the Corporation and the Bank were well capitalized.

The Corporation and Bank capital is also impacted by the disallowed portion of the Corporation’s deferred tax asset.  The portion of the deferred tax asset which is allowed to be included in regulatory capital is only that portion that can be utilized within the next 12-month period.  See “Business — Supervision and Regulation” and “— Basel III for additional information regarding regulatory capital, as well as Note 16 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

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

Item 8.                     Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Board of Directors

Mackinac Financial Corporation, Inc.

We have audited the accompanying consolidated balance sheet of Mackinac Financial Corp. (the Corporation) as of December 31, 2015 and 2014, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2015. These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackinac Financial Corp. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

March 29, 2016

Auburn Hills, Michigan

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in Thousands)

	December 31,	December 31,
	2015	2014

ASSETS

Cash and due from banks	$25,005	$21,947
Federal funds sold	3	—
Cash and cash equivalents	25,008	21,947

Interest-bearing deposits in other financial institutions	5,089	5,797
Securities available for sale	53,728	65,832
Federal Home Loan Bank stock	2,169	2,973

Loans:
Commercial	450,275	433,566
Mortgage	152,272	148,984
Consumer	15,847	18,385
Total Loans	618,394	600,935
Allowance for loan losses	(5,004)	(5,140)
Net loans	613,390	595,795

Premises and equipment	12,524	12,658
Other real estate held for sale	2,324	3,010
Deferred tax asset	9,213	11,498
Deposit based intangibles	1,076	1,196
Goodwill	3,805	3,805
Other assets	10,943	19,274

TOTAL ASSETS	$739,269	$743,785

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$122,775	$95,498
NOW, money market, interest checking	202,784	212,565
Savings	30,882	28,015
CDs<$250,000	124,084	158,657
CDs>$250,000	8,532	6,610
Brokered	121,266	105,628
Total deposits	610,323	606,973

Borrowings	45,754	49,846
Other liabilities	6,590	12,970
Total liabilities	662,667	669,789

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares, Issued and outstanding - none	—	—
Common stock and additional paid in capital - No par value
Authorized - 18,000,000 shares
Issued and outstanding - 6,217,620 and 6,266,756 respectively	61,133	61,679
Retained earnings	15,221	11,804
Accumulated other comprehensive income
Unrealized gains on available for sale securities	297	562
Minimum pension liability	(49)	(49)

Total shareholders’ equity	76,602	73,996

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$739,269	$743,785

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands, Except Per Share Data)

	For the Years Ended December 31,
	2015	2014	2013
INTEREST INCOME:
Interest and fees on loans:
Taxable	$32,034	$26,461	$24,295
Tax-exempt	13	30	105
Interest on securities:
Taxable	1,095	962	961
Tax-exempt	162	64	34
Other interest income	209	152	128
Total interest income	33,513	27,669	25,523

INTEREST EXPENSE:
Deposits	3,251	3,218	3,468
Borrowings	1,142	924	656
Total interest expense	4,393	4,142	4,124

Net interest income	29,120	23,527	21,399
Provision for loan losses	1,204	1,200	1,675
Net interest income after provision for loan losses	27,916	22,327	19,724

OTHER INCOME:
Deposit service fees	836	701	667
Income from loans sold on the secondary market	1,071	637	1,028
SBA/USDA loan sale gains	610	757	951
Mortgage servicing income	547	675	790
Net security gains	455	54	73
Other	370	288	429
Total other income	3,889	3,112	3,938

OTHER EXPENSE:
Salaries and employee benefits	12,449	10,303	9,351
Occupancy	2,424	2,129	1,481
Furniture and equipment	1,551	1,268	1,102
Data processing	1,381	1,150	1,071
Advertising	507	449	436
Professional service fees	1,270	1,163	1,069
Loan and deposit	955	699	617
Writedowns and losses on other real estate held for sale	332	280	265
FDIC insurance assessment	506	362	385
Telephone	455	327	303
Nonrecurring transaction related expenses	—	2,475	—
Other	2,046	2,005	2,048
Total other expenses	23,876	22,610	18,128

Income before provision for income taxes	7,929	2,829	5,534
Provision for (benefit of) income taxes	2,333	1,129	(403)

NET INCOME	$5,596	$1,700	$5,937

Preferred dividend and accretion of discount	—	—	308

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,596	$1,700	$5,629

INCOME PER COMMON SHARE:
Basic	$.90	$.30	$1.01
Diluted	$.89	$.30	$1.00

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

	For the year ended December 31,
	2015	2014	2013

Net income	$5,596	$1,700	$5,937
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	(24)	578	(999)
Reclassification adjustment for securities gains included in net income	(455)	(54)	(73)
Tax effect	214	(178)	364
Unrealized (losses) gains on available for sale securities	(265)	346	(708)

Defined benefit pension plans:
Net unrealized actuarial loss on defined benefit pension obligation	—	(74)	—
Amortization of net loss and settlement cost recognized in income	—	—	—
Tax effect	—	25	—
Changes from defined benefit pension plans	—	(49)	—
Other comprehensive (loss) income, net of tax	(265)	297	(708)

Total comprehensive income	$5,331	$1,997	$5,229

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

	Shares of Common Stock	Preferred Stock Series A	Common Stock and Additional Paid in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income	Total

Balance, January 1, 2013	5,559,859	11,000	53,797	6,727	924	72,448

Net income				5,937		5,937
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	—	(708)	(708)
Total comprehensive income						5,229
Stock compensation	—	—	333	—	—	333
Issuance of common stock	37,125	—	—	—	—	—
Repurchase of common stock	(55,594)		(509)	—	—	(509)
Dividend on common stock	—	—	—	(944)	—	(944)
Dividend on preferred stock	—	—	—	(308)	—	(308)
Redemption of Preferred Series A	—	(11,000)	—	—	—	(11,000)

Balance, December 31, 2013	5,541,390	$—	$53,621	$11,412	$216	$65,249

Net income	—	—	—	1,700	—	1,700
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	—	346	346
Actuarial loss on defined benefit	—	—	—	—		—
pension obligation	—	—	—	—	(49)	(49)
Total comprehensive income					297	1,997
Stock compensation	—	—	429	—		429
Issuance of common stock:						—
Acquisition - Peninsula Financial Corp	695,361	—	7,804	—	—	7,804
Stock option exercise	6,580	—	(32)	—	—	(32)
Restricted stock award vesting	37,125	—	—	—	—	—
Total issuance of common stock	739,066	—	7,772	—	—	7,772
Repurchase of common stock	(13,700)	—	(143)	—	—	(143)
Dividend on common stock	—	—	—	(1,308)	—	(1,308)

Balance, December 31, 2014	6,266,756	$—	$61,679	$11,804	$513	$73,996

Net income	—	—	—	5,596	—	5,596
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	—	(265)	(265)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—	—
Total comprehensive income					(265)	5,331
Stock compensation	—	—	576	—	—	576
Issuance of common stock:						—
Restricted stock award vesting	53,319	—	—	—	—	—
Repurchase of common stock	(102,455)	—	(1,122)	—	—	(1,122)
Dividend on common stock	—	—	—	(2,179)	—	(2,179)

Balance, December 31, 2015	6,217,620	$—	$61,133	$15,221	$248	$76,602

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

	For the year ended December 31,
	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$5,596	$1,700	$5,937
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,670	1,503	1,657
Provision for loan losses	1,204	1,200	1,675
Deferred income taxes, net	2,333	1,129	(403)
(Gain) on sales/calls of securities	(455)	(54)	(73)
(Gain) on sale of loans sold in the secondary market	(873)	(493)	(794)
Origination of loans held for sale in secondary market	(53,229)	(29,871)	(55,973)
Proceeds from sale of loans in the secondary market	54,102	30,364	56,767
Loss on sale of premises, equipment, and other real estate held for sale	65	81	304
Writedown of other real estate held for sale	295	228	231
Stock compensation	576	429	333
Change in other assets	8,188	(4,112)	(710)
Change in other liabilities	(6,380)	6,337	350
Net cash provided by operating activities	13,092	8,441	9,301

Cash Flows from Investing Activities:
Net increase in loans	(19,321)	(50,969)	(37,853)
Net increase (decrease) in interest-bearing deposits in other financial institutions	708	(225)	—
Purchase of securities available for sale	(23,894)	(8,317)	(15,709)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	35,091	9,449	13,698
Capital expenditures	(1,341)	(1,433)	(1,497)
Proceeds from life insurance	263	—	—
Net cash used in Peninsula acquisition	—	(4,484)	—
Proceeds from sale of premises, equipment, and other real estate	1,702	912	2,410
Redemption of FHLB stock	804	87	—
Net cash (used in) investing activities	(5,988)	(54,980)	(38,951)

Cash Flows from Financing Activities:
Net increase in deposits	3,350	39,724	31,742
Net activity on line of credit	(3,367)	9,367	2,000
Repurchase of common stock	(1,122)	(143)	(509)
Dividend on common stock	(2,179)	(1,308)	(944)
Redemption of Series A Preferred Stock	—	—	(11,000)
Dividend on preferred stock	—	—	(308)
Proceeds from term borrowing	—	3,000	—
Principal payments on borrowings	(725)	(373)	(73)
Net cash provided by financing activities	(4,043)	50,267	20,908

Net increase (decrease) in cash and cash equivalents	3,061	3,728	(8,742)
Cash and cash equivalents at beginning of period	21,947	18,219	26,961

Cash and cash equivalents at end of period	$25,008	$21,947	$18,219

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,423	$4,119	$4,157
Income taxes	150	100	149

Business Combinations
Fair value of tangible assets acquired (noncash)	$—	$105,265	$—
Goodwill and identifiable intangible assets acquired	—	5,011	—
Liabilities assumed	—	104,151	—
Common stock issued	—	695,361	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	$1,376	$588	$932

See accompanying notes to consolidated financial statements.

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accounting policies of Mackinac Financial Corporation (the “Corporation”) and Subsidiaries conform to accounting principles generally accepted in the United States and prevailing practices within the banking industry. Significant accounting policies are summarized below.

Principles of Consolidation

The consolidated financial statements include the accounts of the Corporation and its wholly owned subsidiaries, mBank (the “Bank”) and other minor subsidiaries, after elimination of intercompany transactions and accounts.  Mackinac Commercial Credit, LLC was included as a subsidiary at December 31, 2014, but was merged into the Bank in 2015.

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed real estate, deferred tax assets, mortgage servicing rights, and the assessment of goodwill for impairment.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Over the life of the acquired loans, we continue to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognized a provision for loan loss in our consolidated statement of income.  For any significant increases in cash flows expected to be collected, we adjust the amount of the accretable yield recognized on a prospective basis over the pool’s remaining life.

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.  The Corporation’s Compensation Committee recommends awards for the executive officers, which are subsequently approved by the Board of Directors. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period.  These gains and losses for the period are shown as a component of other comprehensive income.  The accumulated gains and losses are reported as a component of equity, net of any tax effect.  At December 31, 2015, the balance in accumulated other comprehensive income consisted of a change in the unrealized gain on available for sales securities of $.265 million and no change to the actuarial losses on the defined benefit pension obligation of $.049 million.  At December 31, 2014, the balance in accumulated other comprehensive income consisted of a change in the unrealized gain on available for sale securities of $.346 million and actuarial losses on the defined benefit pension obligation of $.049 million.

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

The following shows the computation of basic and diluted earnings per share for the year ended December 31, 2015, 2014 and 2013 (dollars in thousands, except per share data):

	Year Ended December 31,
	2015	2014	2013

Net income	$5,596	$1,700	$5,937
Preferred stock dividends and accretion of discount	—	—	308
Net income available to common shareholders	$5,596	$1,700	$5,629

Weighted average shares outstanding	6,241,921	5,592,738	5,558,313
Effect of dilutive stock options, and vesting of restricted
stock units	31,400	61,073	91,745
Diluted weighted average shares outstanding	6,273,321	5,653,811	5,650,058
Income per common share:
Basic	$.90	$.30	$1.01
Diluted	$.89	$.30	$1.00

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

NOTE 1 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Recent Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is permitted, only as of January 1, 2017. The company is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments — Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for the same as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 is effective for public companies for interim and annual periods beginning after December 15, 2017.  The Corporation’s adoption of ASU 2016-01 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance will be effective for the Corporation’s year ending December 31, 2019 and will be applied using modified retrospective transition method to the beginning of the earliest period presented.  The effect of applying the new lease guidance on the financial statements has not yet been determined.

Reclassifications

Certain amounts in the 2014 and 2013 consolidated financial statements have been reclassified to conform to the 2015 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $11.291 million were restricted on December 31, 2015 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks.  Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000.

Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2015

Corporate	$12,710	$—	$(64)	$12,646
US Agencies	27,358	62	(43)	27,377
US Agencies - MBS	3,738	31	(10)	3,759
Obligations of states and political subdivisions	9,472	592	(118)	9,946

Total securities available for sale	$53,278	$685	$(235)	$53,728

December 31, 2014

US Treasury	$5,287	$3	$(10)	$5,280
Corporate	12,558	116	—	12,674
US Agencies	22,667	144	(94)	22,717
US Agencies - MBS	13,461	262	(35)	13,688
Obligations of states and political subdivisions	10,930	685	(142)	11,473

Total securities available for sale	$64,903	$1,210	$(281)	$65,832

At December 31, 2015 and 2014, the mortgage backed securities portfolio was $3.759 million (7.00%) and $13.688 million (20.79%), respectively, of the securities portfolio. At December 31, 2015, the entire mortgage backed securities portfolio consisted of securities issued and guaranteed by either the Federal National Mortgage Association (FNMA) or the Federal Home Loan Mortgage Corporation (FHLMC), United States government-sponsored agencies.  During 2015, the Corporation restructured its securities portfolio and sold several mortgage backed securities and reallocated the funds elsewhere in the portfolio for better overall returns and improved risk profile.

Following is information pertaining to securities with gross unrealized losses at December 31, 2015 and 2014 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2015

Corporate	$(64)	$11,299	$—	$—
US Agencies	(43)	15,957	—	—
US Agencies - MBS	(10)	1,651	—	—
Obligations of states and political subdivisions	(118)	573	—	—

Total securities available for sale	$(235)	$29,480	$—	$—

December 31, 2014

US Treasury	$(10)	$3,958	$—	$—
Corporate	—	—	—	—
US Agencies	(9)	1,494	(85)	7,411
US Agencies - MBS	(35)	4,511	—	—
Obligations of states and political subdivisions	(142)	386	—	—

Total securities available for sale	$(196)	$10,349	$(85)	$7,411

NOTE 3 — SECURITIES AVAILABLE FOR SALE (CONTINUED)

There were 13 securities in an unrealized loss position in 2015 and 17 in 2014.  The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2015	2014	2013

Proceeds from sales and calls	$25,628	$5,200	$10,156
Gross gains on sales and calls	455	54	73
Gross (losses) on sales and calls	—	—	—

The carrying value and estimated fair value of securities available for sale at December 31, 2015, by contractual maturity, are shown below (dollars in thousands):

	Amortized Cost	Estimated Fair Value

Due in one year or less	$2,281	$2,292
Due after one year through five years	40,996	41,021
Due after five years through ten years	3,387	3,616
Due after ten years	2,876	3,040
Subtotal	49,540	49,969
US Agencies - MBS	3,738	3,759

Total	$53,278	$53,728

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

NOTE 4 - LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	2015	2014

Commercial real estate	$312,805	$315,387
Commercial, financial, and agricultural	122,140	101,895
Commercial construction	15,330	16,284
One to four family residential real estate	140,502	139,553
Consumer	15,847	18,385
Consumer construction	11,770	9,431

Total loans	$618,394	$600,935

The Corporation completed the acquisition of Peninsula Financial Corporation, (“PFC”), on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.312 million.  The Corporation recorded all acquired loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In 2015, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.578 million of the accretable interest.  The positive resolution was the result of receipt of full payoff on the loans through refinancing at another institution.  For the period of December 5, 2014 to December 31, 2014, recorded interest compared to accretable interest on acquired impaired loans was immaterial and no significant payments of principal were recorded.

NOTE 4 — LOANS (CONTINUED)

The table below details the outstanding balances of the acquired portfolio and the remaining balance of the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Loans acquired - contractual payments	$13,290	$53,849	$67,139
Nonaccretable difference	(2,234)	—	(2,234)
Expected cash flows	11,056	53,849	64,905
Accretable yield	(744)	(2,100)	(2,844)
Carrying balance at acquisition date	$10,312	$51,749	$62,061

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(578)	(700)	(1,278)
Reclassification from nonaccretable difference	260	—	260
Balance at December 31, 2015	$426	$1,342	$1,768

An analysis of the allowance for loan losses for the years ended December 31 is as follows (dollars in thousands):

	2015	2014	2013

Balance, January 1	$5,140	$4,661	$5,218
Recoveries on loans previously charged off	690	325	200
Loans charged off	(2,030)	(1,046)	(2,432)
Provision	1,204	1,200	1,675

Balance, December 31	$5,004	$5,140	$4,661

In 2015, net charge off activity was $1.340 million, or .22% of average loans outstanding compared to net charge-offs of $.721 million, or .14% of average loans, in the same period in 2014 and $2.232 million, or .48% of average loans, in 2013.  During 2015, a provision of $1.204 million was made to increase the allowance.  This provision was made in accordance with the Corporation’s allowance for loan loss reserve policy, which calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

NOTE 4 — LOANS (CONTINUED)

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	(52)	(1,749)	—	(142)	—	(87)	—	(2,030)
Recoveries	588	22	52	2	—	26	—	690
Provision	(1,738)	833	(115)	129	1	112	1,982	1,204
Ending balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004

Loans:
Ending balance	$312,805	$122,140	$15,330	$140,502	$11,770	$15,847	$—	$618,394
Ending balance ALLR	(1,611)	(645)	(79)	(274)	(7)	(64)	(2,324)	(5,004)
Net loans	$311,194	$121,495	$15,251	$140,228	$11,763	$15,783	$(2,324)	$613,390

Ending balance ALLR:
Individually evaluated	$420	$192	$—	$60	$—	$55	$—	$727
Collectively evaluated	1,191	453	79	214	7	9	2,324	4,277
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004

Ending balance Loans:
Individually evaluated	$1,086	$617	$—	$325	$83	$—	$—	$2,111
Collectively evaluated	307,336	121,345	15,330	136,940	11,686	15,845	—	608,482
Acquired with deteriorated credit quality	4,383	178	—	3,237	1	2		7,801
Total	$312,805	$122,140	$15,330	$140,502	$11,770	$15,847	$—	$618,394

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2014 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,849	$1,378	$80	$516	$25	$148	$665	$4,661
Charge-offs	(19)	(663)	—	(290)	—	(74)	—	(1,046)
Recoveries	131	78	50	22	—	44	—	325
Provision	852	746	12	37	(19)	(105)	(323)	1,200
Ending balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140

Loans:
Ending balance	$315,387	$101,895	$16,284	$139,553	$9,431	$18,385	$—	$600,935
Ending balance ALLR	(2,813)	(1,539)	(142)	(285)	(6)	(13)	(342)	(5,140)
Net loans	$312,574	$100,356	$16,142	$139,268	$9,425	$18,372	$(342)	$595,795

Ending balance ALLR:
Individually evaluated	$704	$492	$—	$19	$—	$1	$—	$1,216
Collectively evaluated	2,109	1,047	142	266	6	12	342	3,924
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140

Ending balance Loans:
Individually evaluated	$1,374	$863	$—	$768	$—	$72	$—	$3,077
Collectively evaluated	308,661	100,330	16,126	134,908	9,216	18,305	—	587,546
Acquired with deteriorated credit quality	5,352	702	158	3,877	215	8	—	10,312
Total	$315,387	$101,895	$16,284	$139,553	$9,431	$18,385	$—	$600,935

Impaired loans, by definition, are individually evaluated.

NOTE 4 — LOANS (CONTINUED)

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

NOTE 4 — LOANS (CONTINUED)

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

Commercial construction loans in the amount of $2.409 million and $3.251 million at December 31, 2015, and 2014, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2015 (dollars in thousands):

	(1) Strong	(2) Good	(3) Average	(4) Acceptable/ Acceptable Watch	(5) Sp. Mention	(6) Substandard	(7) Doubtful	Rating Unassigned	Total

Commercial real estate	$2,072	$26,197	$113,868	$164,954	$—	$5,714	$—	$—	$312,805
Commercial, financial and agricultural	13,067	5,954	47,194	53,791	—	2,134	—	—	122,140
Commercial construction	—	400	3,869	8,257	—	395	—	2,409	15,330
One-to-four family residential real estate	591	1,222	3,172	4,078	—	4,093	—	127,346	140,502
Consumer construction	—	—	—	—	—	—	—	11,770	11,770
Consumer	24	—	19	—	—	61	—	15,743	15,847

Total loans	$15,754	$33,773	$168,122	$231,080	$—	$12,397	$—	$157,268	$618,394

Below is a breakdown of loans by risk category as of December 31, 2014 (dollars in thousands)

	(1) Strong	(2) Good	(3) Average	(4) Acceptable/ Acceptable Watch	(5) Sp. Mention	(6) Substandard	(7) Doubtful	Rating Unassigned	Total

Commercial real estate	$859	$28,740	$129,791	$147,624	$—	$8,373	$—	$—	$315,387
Commercial, financial and agricultural	3,227	4,577	33,794	57,295	—	3,002	—	—	101,895
Commercial construction	80	441	2,282	9,324	—	906	—	3,251	16,284
One-to-four family residential real estate	297	1,074	3,207	5,882	—	5,745	—	123,348	139,553
Consumer construction	—	—	—	—	—	—	—	9,431	9,431
Consumer	53	—	3	10	—	11	—	18,308	18,385

Total loans	$4,516	$34,832	$169,077	$220,135	$—	$18,037	$—	$154,338	$600,935

NOTE 4 — LOANS (CONTINUED)

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  Interest income recorded during impairment for the year ended December 31, 2015 was $.795 million.  There was no interest income recognized during impairment in 2014 and 2013.  Additional interest income that would have been recognized during these periods was $1.125 million, $.130 million and $.228 million, respectively.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others.  Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.   Subsequent decreases to the expected cash flows will general result in a provision for loan losses.  Subsequent increase in expected cash flows will results in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.  The ASC 310-30 mark on impaired loans totaled $2.978 million as of the acquisition date.  The accretable yield related to these impaired loans was estimated at $.744 million.  The Corporation recorded $.578 million due to the positive resolution of acquired nonperforming loans in 2015 and no accretable yield of the loan mark in 2014.

NOTE 4 — LOANS (CONTINUED)

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
December 31, 2015

With no valuation reserve:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	—	1,778	4,849	—	78	214
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,267	2,385	5,413	—	137	205
Consumer construction	20	2	99	—	—	1
Consumer	50	1	102	—	1	2

With a valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	460	—	699	192	—	36
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	229	—	232	58	—	6
Consumer construction	—	—	—	—	—	—
Consumer	10	—	10	1	—	—

Total:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	460	1,778	5,548	192	78	250
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,496	2,385	5,645	58	137	211
Consumer construction	20	2	99	—	—	1
Consumer	60	1	112	1	1	2
Total	$2,507	$8,217	$18,869	$251	$795	$1,125

December 31, 2014

With no valuation reserve:
Commercial real estate	$632	$5,352	$532	$—	$—	$7
Commercial, financial and agricultural	74	702	685	—	—	27
Commercial construction	—	158	11	—	—	—
One to four family residential real estate	1,844	3,877	656	—	—	25
Consumer construction	274	215	15	—	—	—
Consumer	—	8	1	—	—	1

With a valuation reserve:
Commercial real estate	$227	$—	$229	$227	$—	$18
Commercial, financial and agricultural	774	—	1,109	484	—	45
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	114	—	116	9	—	7
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	—	—	—

Total:
Commercial real estate	$859	$5,352	$761	$227	$—	$25
Commercial, financial and agricultural	848	702	1,794	484	—	72
Commercial construction	—	158	11	—	—	—
One to four family residential real estate	1,958	3,877	772	9	—	32
Consumer construction	274	215	15	—	—	—
Consumer	—	8	1	—	—	1
Total	$3,939	$10,312	$3,354	$720	$—	$130

A summary of past due loans at December 31, is as follows (dollars in thousands):

	2015			2014
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$521	$471	$992	$1,857	$859	$2,716
Commercial, financial and agricultural	222	460	682	104	848	952
Commercial construction	270	—	270	—	250	250
One to four family residential real estate	807	1,528	2,335	1,412	1,958	3,370
Consumer construction	—	20	20	38	24	62
Consumer	130	60	190	88	—	88

Total past due loans	$1,950	$2,539	$4,489	$3,499	$3,939	$7,438

NOTE 4 — LOANS (CONTINUED)

A roll-forward of nonaccrual activity during the year ended December 31, 2015 (dollars in thousands):

		Commercial,		One to four
	Commercial Real Estate	Financial and Agricultural	Commercial Construction	family residential real estate	Consumer Construction	Consumer	Total

NON ACCRUAL

Beginning balance	$859	$848	$250	$1,958	$24	$—	$3,939

Principal payments	(1,239)	(4,761)	—	(531)	(3)	(24)	(6,558)
Charge-offs	(52)	(1,744)	(10)	(186)	—	(38)	(2,030)
Advances	—	—	—	—	—	—	—
Transfers to OREO	(371)	—	—	(541)	—	—	(912)
Transfers to accruing	(1,291)	(88)	—	(226)	—	—	(1,605)
Transfers from accruing	2,490	6,205	104	1,068	—	130	9,997
Acquired impaired loans	—	—	—	—	—	—	—
Other	75	—	(344)	(46)	(1)	(8)	(324)

Ending balance	$471	$460	$—	$1,496	$20	$60	$2,507

A roll-forward of nonaccrual activity during the year ended December 31, 2014 (dollars in thousands):

		Commercial,		One to four
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Consumer	Total

NON ACCRUAL

Beginning balance	$572	$811	$—	$611	$—	$30	$2,024

Principal payments	(104)	(692)	—	(35)	—	(4)	(835)
Charge-offs	(18)	(435)	—	(206)	—	(32)	(691)
Advances	—	—	—	—	—	—	—
Transfers to OREO	(233)	—	—	(357)	—	—	(590)
Transfers to accruing	—	(10)	—	(127)	—	—	(137)
Transfers from accruing	—	1,167	—	685	—	6	1,858
Acquired impaired loans	632	—	250	1,375	24	—	2,281
Other	10	7	—	12	—	—	29

Ending balance	$859	$848	$250	$1,958	$24	$—	$3,939

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

There were no troubled debt restructurings that occurred during the years ended December 31 2015, and December 31, 2014.

NOTE 4 — LOANS (CONTINUED)

A roll-forward of troubled debt restructuring during the year ended December 31, 2015 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Acquired restructured	647	268	—	1,243	—	2,158
Principal payments	(307)	(38)	(18)	(51)	—	(414)
Charge-offs	—	—	—	—	—	—
Transferred out of TDR	—	—	—	(60)	—	(60)
Transferred from nonaccrual	419	—	—	131	—	550
Transfers to nonaccrual	—	—	—	—	—	—

Ending Balance	$1,766	$1,416	$834	$1,323	$—	$5,339

NON ACCRUAL

Beginning balance	$—	$—	$—	$—	$—	$—

Acquired restructured	445	—	266	295	—	1,006
Principal payments	(13)	—	(266)	(23)	—	(302)
Charge-offs	—	—	—	—	—	—
Advances	—	—	—	—	—	—
Transfers to accruing	(419)	—	—	(131)	—	(550)
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$13	$—	$—	$141	$—	$154

TOTALS

Beginning balance	$1,007	$1,186	$852	$60	$—	$3,105

Acquired restructured	1,092	268	266	1,538	—	3,164
Principal payments	(320)	(38)	(284)	(74)	—	(716)
Charge-offs	—	—	—	—	—	—
Transferred out of TDR	—	—	—	(60)	—	(60)
Transfers to accruing	419	—	—	131	—	550
Tansfers to nonaccrual	—	—	—	—	—	—
Transfers to accruing	(419)	—	—	(131)	—	(550)
Transfers from accruing	—	—	—	—	—	—

Ending Balance	$1,779	$1,416	$834	$1,464	$—	$5,493

NOTE 4 — LOANS (CONTINUED)

A roll-forward of troubled debt restructuring during the year ended December 31, 2014 (dollars in thousands):

		Commercial,		One to four	Consumer and
	Commercial	Financial and	Commercial	family residential	Consumer
	Real Estate	Agricultural	Construction	real estate	Construction	Total

ACCRUING

Beginning balance	$3,520	$1,186	$858	$99	$—	$5,663

Principal payments	(2,513)	—	(6)	(4)	—	(2,523)
Charge-offs	—	—	—	(37)	—	(37)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transferred out of TDR	—	—	—	91	—	91
Transfers to nonaccrual	—	—	—	(89)	—	(89)

Ending Balance	$1,007	$1,186	$852	$60	$—	$3,105

NONACCRUAL

Beginning balance	$—	$523	$—	$91	$—	$614

Principal payments	—	(319)	—	—	—	(319)
Charge-offs	—	(204)	—	(37)	—	(241)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers to foreclosed properties	—	—	—	(143)	—	(143)
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$—	$—	$—	$—	$—	$—

TOTALS

Beginning balance	$3,520	$1,709	$858	$190	$—	$6,277

Principal payments	(2,513)	(319)	(6)	(4)	—	(2,842)
Charge-offs	—	(204)	—	(74)	—	(278)
Advances	—	—	—	—	—	—
New restructured	—	—	—	—	—	—
Transfers out of TDRs	—	—	—	91	—	91
Tansfers to nonaccrual	—	—	—	(89)	—	(89)
Transfers to foreclosed properties	—	—	—	(143)	—	(143)
Transfers from accruing	—	—	—	89	—	89

Ending Balance	$1,007	$1,186	$852	$60	$—	$3,105

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	2015	2014

Loans outstanding, January 1	$8,789	$9,043
New loans	—	33
Net activity on revolving lines of credit	778	1,390
Repayment	(2,680)	(1,677)

Loans outstanding, December 31	$6,887	$8,789

There were no loans to related-parties classified substandard as of December 31, 2015 and 2014.  In addition to the outstanding balances above, there were unfunded commitments of $2.565 million to related parties at December 31, 2015.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2015	2014

Land	$1,812	$1,812
Buildings and improvements	15,497	15,069
Furniture, fixtures, and equipment	8,567	7,892
Construction in progress	142	87
Total cost basis	26,018	24,860
Less - accumulated depreciation	13,494	12,202

Net book value	$12,524	$12,658

Depreciation of premises and equipment charged to operating expenses amounted to $1.457 million in 2015, $1.337 million in 2014, and $1.231 million in 2013.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2015	2014

Balance, January 1	$3,010	$1,884
Other real estate transferred from loans due to foreclosure	1,376	588
Other real estate acquired, net of purchase accounting	—	1,193
Other real estate sold	(1,702)	(375)
Writedowns of other real estate held for sale	(295)	(228)
Loss on sale of other real estate held for sale	(65)	(52)

Total other real estate held for sale	$2,324	$3,010

Foreclosed residential real estate property of $1.327 million is included in foreclosed assets as of December 31, 2015.  The recorded investment in consumer mortgage loans secured by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdictions was $.151 million as of December 31, 2015.

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2015	2014

Noninterest bearing deposits	$122,775	$95,498
NOW, money market, interest checking	202,784	212,565
Savings	30,882	28,015
CDs <$250,000	124,084	158,657
CDs >$250,000	8,532	6,610
Brokered	121,266	105,628

Total deposits	$610,323	$606,973

The aggregate amount of time deposits that meet or exceed the $250,000 FDIC insurance limit was $8.532 million and $6.610 million at December 31, 2015 and 2014, respectively.

NOTE 7 — DEPOSITS (CONTINUED)

Maturities of non-brokered time deposits outstanding at December 31, 2015 are as follows (dollars in thousands):

2016	$92,905
2017	25,100
2018	7,014
2019	4,913
2020	2,541
Thereafter	143

Total	$132,616

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

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

The deposit based intangible is reported net of accumulated amortization at $1.076 million at December 31, 2015, compared to $1.196 million at December 31, 2014.  Amortization expense in 2015 is $.121 million, compared to $.010 million in 2014.  Amortization expense for the next five years is expected to be at $.121 million per year.

NOTE 9 — SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of December 31, 2015, the Corporation had obligations to service $224.612 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  On a quarterly basis, management evaluates the MSRs for impairment.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 9.45% and a discount rate of 8.97% for December 31, 2015.

The following summarizes the fair value of the mortgage servicing rights capitalized and amortized.  There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2015	2014
Balance at beginning of period	$1,994	$1,129
Additions from loans sold with servicing retained	585	636
MSRs acquired in Peninsula transaction	—	539
Amortization	(614)	(310)

Book value of MSRs at end of period	$1,965	$1,994
Balance of loan servicing portfolio	$224,612	$222,704
Mortgage servicing rights as % of portfolio	.87%	.90%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at December 31, 2015 and December 31, 2014 was approximately $63 million and $46 million, respectively.  The Corporation valued these servicing rights at $.170 million as of December 31, 2015 and $.198 million at December 31, 2014.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	2015	2014

Federal Home Loan Bank fixed rate advances at December 31, 2015 with a weighted average rate of 1.68% maturing in 2016, 2018 and 2019	$35,000	$35,000
Correspondent bank line of credit - holding company	7,750	8,000
Bank line of credit - wholly owned asset based lending subsidiary	—	3,367
Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,300	2,700
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	704	779

	$45,754	$49,846

The Federal Home Loan Bank borrowings are collateralized at December 31, 2015 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $36.470 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $7.888 million and $7.972 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.169 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 2015.

The USDA Rural Development borrowing is collateralized by loans totaling $.114 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.657 million, and guaranteed by the Corporation.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2017.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.  This relationship is secured by all of the outstanding Bank stock.

Maturities and principal payments of borrowings outstanding at December 31, 2015 are as follows (dollars in thousands):

2016	$15,475
2017	9,726
2018	10,077
2019	10,077
2020	78
Thereafter	321

Total	$45,754

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2015	2014	2013

Current tax expense (benefit)	$—	$—	$—
Change in valuation allowance	(760)	—	(2,250)
Deferred tax expense (benefit)	3,093	1,129	1,847

Provision for (benefit of) income taxes	$2,333	$1,129	$(403)

NOTE 11 — INCOME TAXES (CONTINUED)

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2015	2014	2013

Tax expense at statutory rate	$2,695	$962	$1,882
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(60)	(25)	(47)
Change in valuation allowance	(760)	—	(2,250)
Expiration of deferred tax assets	429	—	—
Nondeductible transaction expenses	—	176	—
Other	29	16	12

Provision for (benefit of) income taxes, as reported	$2,333	$1,129	$(403)

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2015	2014
Deferred tax assets:
NOL carryforward	$4,331	$5,500
Allowance for loan losses	1,705	2,194
Alternative Minimum Tax Credit	1,999	1,586
OREO Tax basis > book basis	162	474
Tax credit carryovers	338	767
Deferred compensation	517	576
Pension liability	384	475
Stock compensation	141	247
Purchase accounting adjustments	955	2,095
Other	141	33

Total deferred tax assets	10,673	13,947

Valuation allowance	$—	$(760)

Deferred tax liabilities:
Core deposit premium	(366)	(407)
FHLB stock dividend	(100)	(103)
Depreciation	(113)	(88)
Unrealized gain on securities	(153)	(363)
Mortgage servicing rights	(667)	(658)
Other	(61)	(70)
Total deferred tax liabilities	(1,460)	(1,689)

Net deferred tax asset	$9,213	$11,498

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2015 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.738 million, and $2.336 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2015 and determined that it was “more likely than not” that they would be utilized prior to expiration and recognized the additional benefits totaling $.322 million.  It was also determined that the remaining valuation allowance should be eliminated in conjunction with the expiration of various tax credits before they could be utilized.  This “write-off” of deferred tax assets pertaining to expired credits was approximately $.429 million.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.

The Corporation recognized a deferred tax expense of approximately $2.333 million for the year ended December 31, 2015 and a deferred tax expense of $1.129 million for the year ended December 31, 2014.  In December 2013, the Corporation reduced the valuation by $2.250 million.  After a thorough review of projected earnings and the composition and sustainability of those earnings over the projected tax carryover period, an analysis substantiated the ability to utilize these

NOTE 11 — INCOME TAXES (CONTINUED)

deferred tax assets.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

NOTE 12 — OPERATING LEASES

The Corporation currently maintains seven operating leases for office locations.  The first operating lease, for the Corporation’s location in Birmingham, was originated in September 2005 and had an original term of 66 months with an option to renew for an additional five-year period.  The original term of this was extended during 2011 for an additional three-year term and again in 2014 for an additional three year term.

The second operating lease, for a second location in Manistique, was executed in April 2010, the terms of which began at that time.  The original term of this lease expired in 2013, and the second of the four consecutive renewal terms in place.

The third operating lease, for a loan production office in Traverse City, was executed in May 2012, the terms of which began in August 2012.  The original term of this lease expired in 2015, with the first of two consecutive renewal terms is currently in place.

The fourth operating lease was initiated in December 2013 as the Corporation consolidated its banking offices in Marquette.  The original term of this lease is 15 years with options for two consecutive renewal terms of four years each.

With the acquisition of PFC, the Corporation acquired three additional operating leases for office locations.  The first, for an additional location in Marquette, was executed in February 2011 with a term of five years and will expire in 2016.  The second, for the location in Negaunee was executed in September 2012 with an initial term of five years, expiring in 2017, with option to renew for one additional term of five years.  The final, for a location in Ishpeming was executed in April 2008 for an initial term of five years.  This lease was renewed in May 2013 for an additional five years.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

2016	$723
2017	605
2018	471
2019	458
2020	467
Thereafter	3,766

Total	$6,490

Rent expense for all operating leases amounted to $.985 million in 2015, $.885 million in 2014, and $.280 million in 2013.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan.  Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan.  Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan.  In addition, the Corporation may make discretionary contributions into the plan.  Retirement plan contributions charged to operations totaled $288,000, $214,000, and $198,000 in 2015, 2014, and 2013, respectively.

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2016 are $.063 million.

NOTE 14 — DEFINED BENEFIT PENSION PLAN (CONTINUED)

The anticipated distributions over the next five years and through December 31, 2015 are detailed in the table below (dollars in thousands):

2016	$134
2017	132
2018	129
2019	126
2020	125
2021-2025	690
Total	$1,336

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

	2015	2014

Change in benefit obligation:
Benefit obligation, beginning of year	$3,290	$3,229
Service cost	—	—
Interest cost	127	9
Actuarial (loss) gain	(103)	52
Benefits paid	(134)	—
Benefit obligation at end of year	3,180	3,290

Change in plan assets:
Fair value of plan assets, beginning of year	2,107	2,118
Actual return on plan assets	(8)	(11)
Employer contributions	68	—
Benefits paid	(134)	—
Fair value of plan assets at end of year	2,033	2,107

Funded status	(1,147)	(1,183)
Unrecognized net actuarial loss	—	—
Accrued pension expense, included with other liabilities	$(1,147)	$(1,183)

The accumulated benefit obligation at December 31, 2015 was $3.180 million and was $3.290 million at December 31, 2014.

Net pension costs included in the Corporation’s results of operations was immaterial.

Assumptions in the actuarial valuation were:

	2015	2014

Weighted average discount rate	3.99%	3.98%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation, which was in place at both December 31, 2015 and December 31, 2014:

NOTE 14 — DEFINED BENEFIT PENSION PLAN (CONTINUED)

	Target	Actual
	Allocation	Allocation

Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation.  This plan was discontinued and no longer applies to current officers and directors.  A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into.  The liability may change depending upon changes in long-term interest rates.  The liability at December 31, 2015 and 2014, for vested benefits under this plan, was $.273 million and $.362 million, respectively.  These benefits were originally contracted to be paid over a ten to fifteen-year period.  The final payment is scheduled to occur in 2023.  The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants.  The cash surrender value of the policies was $1.545 million and $1.572 million at December 31, 2015 and 2014, respectively.  Deferred compensation expense for the plan was $27,000, $16,000, and $25,000 for 2015, 2014, and 2013, respectively.

Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2015 and 2014, for vested benefits under this plan was $1.219 million and $1.340 million, respectively.  The bank owned life insurance policy as of December 31, 2015 and 2014 had cash surrender values of $1.692 million and $1.666 million, respectively.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of December 31, 2015, the Corporation is well capitalized.

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

NOTE 16 — REGULATORY MATTERS (CONTINUED)

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2015 are as follows (dollars in thousands):

	Actual			Adequacy Purposes			Well-Capitalized
	Amount	Ratio		Amount	Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$75,122	11.8%	>	$51,017	> 8.0%	>	$63,772	>	10.0%
mBank	$82,217	13.0%	>	$50,763	> 8.0%	>	$63,454	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$70,118	11.0%	>	$38,263	> 6.0%	>	$51,017	>	8.0%
mBank	$77,254	12.2%	>	$38,072	> 6.0%	>	$50,763	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$70,118	11.0%	>	$28,697	> 4.5%	>	$41,451	>	6.5%
mBank	$77,254	12.2%	>	$28,554	> 4.5%	>	$41,245	>	6.5%

Tier 1 capital to average assets:
Consolidated	$70,118	9.7%	>	$29,000	> 4.0%	>	$36,251	>	5.0%
mBank	$77,254	10.6%	>	$29,258	> 4.0%	>	$36,572	>	5.0%

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

NOTE 17 — STOCK COMPENSATION PLANS

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.  The Corporation’s Compensation Committee recommends awards for the executive officers, which are subsequently approved by the Board of Directors. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

NOTE 17 — STOCK COMPENSATION PLANS (CONTINUED)

Restricted Stock Awards

The Corporation’s restricted stock awards require certain service-based or performance requirements and have a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

The Corporation, in August 2012 and March 2014, granted RSUs to members of the Board of Directors and Management.  In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four-year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four-year term.   In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four-year term. The RSUs were awarded at no cost to the employee.  Compensation cost for each of the three awards to be recognized over the four year vesting periods, is $1.175 million, $.683 million and $.421 million, respectively.  On August 31, 2013, 2014 and 2015, the Corporation issued 37,125 shares of its common stock for vested RSUs, in each year.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs.  In May 2015, the Corporation granted 3,000 shares, at a market value of $10.77 per share, which were immediately vested and issued.

A summary of changes in our nonvested shares for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value

Nonvested balance at January 1, 2015	127,024	$10.07
Granted during the year	40,730	11.15
Vested during the year	(53,319)	9.34
Nonvested balance at December 31, 2015	114,435	$10.72

As of December 31, 2015, unrecognized compensation expense was $.915 million.

The Corporation also has outstanding stock options.  A summary of stock option transactions for the years ended December 31 is as follows:

	2015	2014

Outstanding shares at beginning of year	20,000	237,152
Granted during the year	—	—
Exercised during the year	—	(70,502)
Expired during the year	(10,000)	(146,650)
Outstanding shares at end of year	10,000	20,000
Exercisable shares at end of year	2,000	4,000
Weighted average exercise price per share at end of year	$12.00	$11.33
Shares available for grant at end of year	—	—

Following is a summary of the options outstanding and exercisable at December 31, 2015:

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$12.00	10,000	2,000	8,000	—

NOTE 18 — SHAREHOLDERS’ EQUITY

In December 2014, the Corporation consummated the acquisition of Peninsula Financial Corporation (“PFC”) with a combination of cash and Mackinac Financial Corporation common stock.  Peninsula Financial Corporation was a bank holding company with The Peninsula Bank as its wholly-owned subsidiary.  PFC was headquartered in Ishpeming, Michigan with six branch locations.  The purchase price of the acquisition was $12.420 million with a combination of cash and MFNC common stock.  MFNC issued 695,361 shares of its common stock and an increase shareholder equity of $7.804 million in recording this transaction, after the reduction for issuance costs of $.130 million.  The Corporation recorded assets with a fair value of $112.766 million, including loans of $67.139 million, as well as $100.950 million of deposits.

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publicly announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.  As of December 31, 2015, $.176 million of the total authorization was available for future purchases.

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

The Corporation uses the same credit policies in making commitments and conditional obligations as it does for on-balance-sheet instruments. These commitments at December 31 are as follows (dollars in thousands):

	2015	2014

Commitments to extend credit:
Variable rate	$53,628	$44,134
Fixed rate	26,846	24,191
Standby letters of credit - Variable rate	6,390	6,072
Credit card commitments - Fixed rate	3,747	3,267
	$90,611	$77,664

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

Legal Proceedings and Contingencies

At December 31, 2015, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of

NOTE 19 - COMMITMENTS, CONTINGENCIES, AND CREDIT RISK (CONTINUED)

management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at December 31, 2015 represents $102.620 million, or 22.79%, compared to $107.835 million, or 26.47%, of the commercial loan portfolio on December 31, 2014.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture, and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

NOTE 20 - FAIR VALUE (CONTINUED)

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2015		December 31, 2014
	Level in Fair Value Hierarchy	Carrying Amount	Estimated Fair Value	Carrying Amount	Estimated Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$25,008	$25,008	$21,947	$21,947
Interest-bearing deposits	Level 2	5,089	5,089	5,797	5,797
Securities available for sale	Level 2	53,728	53,728	65,832	65,832
Federal Home Loan Bank stock	Level 2	2,169	2,169	2,973	2,973
Net loans	Level 3	613,390	614,187	595,795	596,429
Accrued interest receivable	Level 3	1,416	1,416	1,680	1,680
Total financial assets		$700,800	$701,597	$694,024	$694,658
Financial liabilities:
Deposits	Level 2	$610,323	$607,636	$606,973	$606,534
Borrowings	Level 2	45,754	45,989	49,846	50,280
Accrued interest payable	Level 3	174	174	205	205
Total financial liabilties		$656,251	$653,799	$657,024	$657,019

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2015 and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at December 31, 2015 and December 31, 2014 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.”

The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2015 or December 31, 2014.

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

NOTE 20 - FAIR VALUE (CONTINUED)

The Corporation also has assets that under certain conditions are subject to measurement at fair value on a non-recurring basis.  These assets include loans and other real estate held for sale.  The Corporation has estimated the fair values of these assets using Level 3 inputs, specifically discounted cash flow projections.

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015

Assets
Impaired loans	$10,724	$—	$—	$10,724	$1,852
Other real estate held for sale	2,324	—	—	2,324	332
					$2,184

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2014

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2014	(Level 1)	(Level 2)	(Level 3)	December 31, 2014

Assets
Impaired loans	$1,658	$—	$—	$1,658	$857
Other real estate held for sale	3,010	—	—	3,010	280
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

NOTE 21 — BUSINESS COMBINATIONS

The Corporation completed its acquisition of PFC and its wholly owned subsidiary, The Peninsula Bank in December 2014.  PFC had six branch offices and $126 million in assets of December 5, 2014.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a combination of cash and the issuance of shares of the Corporation’s common stock to PFC shareholders.  Each share of PFC’s 288,000 shares of common stock was converted into the right to receive 3.64 shares of the Corporation’s common stock, with cash paid in lieu of fractional shares.  PFC shareholders also had the option to receive cash at $46.13 per share of common stock.  The conversion of PFC’s shares resulted in the issuance of 695,361 shares of the Corporation’s common stock and $4.484 million in total for all shares exchanged for cash.

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

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of those determinations is related to the valuation of acquired loans.  For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans.  The difference between contractually required payments at merger and the cash flows expected to be

NOTE 21 — BUSINESS COMBINATIONS (CONTINUED)

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

NOTE 22 — SUBSEQUENT EVENT

On January 19, 2016, the Corporation announced the signing of a definitive agreement to acquire The First National Bank of Eagle River (“Eagle River”).  Eagle River is headquartered in Vilas County, Wisconsin, and as of September 30, 2015 had assets of approximately $140 million and three banking offices.  The consummation of this transaction is expected to occur in the second quarter of 2016.

Under the terms of the stock purchase agreement, the Corporation will acquire all of the outstanding stock of Eagle River in an all cash transaction for a fixed price of $12.500 million.  Eagle River is expected to maintain a minimum of $12.800 million of tangible capital equity at closing.  Completion of the acquisition is subject to regulatory approval in addition to satisfaction of other customary closing conditions.

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2015 and 2014

(Dollars in Thousands)

	2015	2014
ASSETS

Cash and cash equivalents	$986	$1,693
Investment in subsidiaries	83,786	83,226
Other assets	2,981	5,884

TOTAL ASSETS	$87,753	$90,803

LIABILITIES AND SHAREHOLDERS’ EQUITY

Line of Credit	$7,750	$8,000
Other borrowing	2,300	2,700
Other liabilities	1,101	6,107
Total liabilities	11,151	16,807
Shareholders’ equity:
Preferred stock - no par value:
Authorized 500,000 shares, Issued and outstanding - none	—	—
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares Issued and outstanding - 6,217,620 and 6,266,756 shares respectively	61,133	62,410
Retained earnings	15,221	11,804
Accumulated other comprehensive income	248	(218)

Total shareholders’ equity	76,602	73,996

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$87,753	$90,803

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF OPERATIONS

Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

	2015	2014	2013
INCOME:
Interest income	$—	$—	$1
Total income	$—	$—	$1
EXPENSES:
Interest expense on borrowings	453	210	—
Salaries and benefits	876	609	482
Professional service fees	256	247	208
Nonrecurring transaction related expenses	—	1,284	—
Other	184	304	520
Total expenses	1,769	2,654	1,210
Loss before income taxes and equity in undistributed net income of subsidiaries	(1,769)	(2,654)	(1,209)
(Benefit of) income taxes	(602)	(726)	(411)
Loss before equity in undistributed net income of subsidiaries	(1,167)	(1,928)	(798)
Equity in undistributed net income of subsidiaries	6,763	3,628	6,735
Net income	5,596	1,700	5,937
Preferred dividend and accretion of discount	—	—	308
NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,596	$1,700	$5,629

NOTE 23 - PARENT COMPANY ONLY FINANCIAL STATEMENTS (CONTINUED)

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2015, 2014, and 2013

(Dollars in Thousands)

	2015	2014	2013
Cash Flows from Operating Activities:
Net income	$5,596	$1,700	$5,937
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) of subsidiaries	(6,763)	(3,628)	(6,735)
Increase in capital from stock compensation	576	429	333
Change in other assets	2,903	(5,664)	2,587
Change in other liabilities	(5,026)	8,603	(3)
Net cash provided by (used in) operating activities	(2,714)	1,440	2,119

Cash Flows from Investing Activities:
Investments in subsidiaries	5,839	(4,000)	(3,000)
Net cash paid for acquisition of PFC	—	(4,484)	—
Net cash (used in) investing activities	5,839	(8,484)	(3,000)

Cash Flows from Financing Activities:
Increase on term borrowing	—	3,000	—
Principal payments on borrowings	(100)	(300)	—
Net activity on line of credit	(550)	6,000	2,000
Repurchase of common stock	(1,123)	(143)	(509)
Dividend on common stock	(2,059)	(1,121)	(944)
Dividend on preferred stock	—	—	(308)
Redemption of Series A Preferred Stock	—	—	(11,000)
Net cash provided by (used in) financing activities	(3,832)	7,436	(10,761)
Net increase (decrease) in cash and cash equivalents	(707)	392	(11,642)
Cash and cash equivalents at beginning of period	1,693	1,301	12,943
Cash and cash equivalents at end of period	$986	$1,693	$1,301

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2015, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2015, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

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

Name	Age	Position

Paul D. Tobias	65	Chairman and Chief Executive Officer

Kelly W. George	48	President

Ernie R. Krueger	66	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2016 Annual Meeting of Shareholders under the captions “Executive Officers” and “Board of Directors Meetings and Committees.”

The information set forth under the captions “Information About Directors and Nominees” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its May 24, 2016, Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

Item 11.              Executive Compensation

Information relating to compensation of the Corporation’s executive officers and directors is contained under the caption “Compensation of Directors and Executive Officers” in the Corporation’s Proxy Statement and is incorporated herein by reference.

Item 12.              Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management is contained under the caption “Beneficial Ownership of Common Stock” in the Corporation’s Proxy Statement is incorporated herein by reference.

The following table provides information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock option compensation plans approved by security holders:
Issued and outstanding:
Stock options	10,000	$10.65	—
Restricted stock awards - August 2012	37,125	7.91	—
Restricted stock awards - March 2014	39,580	12.95	—
Restricted stock awards - March 2015	37,730	11.15	—
Shares available for future issuance	—	—	252,494

Total	124,435	$10.72	252,494

Item 13.              Certain Relationships, Related Transactions and Director Independence

Information relating to certain relationships and related transactions is contained under the caption “Indebtedness of and Transactions with Management” in the Corporation’s Proxy Statement and is incorporated herein by reference.

Additional information is contained under the captions “Information about Directors and Nominees and “Board of Directors Meetings and Committees.” within the Corporation’s Proxy Statement and is incorporated herein by reference.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2016.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2016, by the following persons on behalf of the Corporation and in the capacities indicated.  Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Ernie R. Krueger, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Ernie R. Krueger
Paul D. Tobias — Chairman,	Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt
David R. Steinhardt — Director

INDEX TO EXHIBITS

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Agreement and Plan of Merger by and among Mackinac Financial Corporation, PFC Acquisition, LLC and Peninsula Financial Corporation	8-K	000-20167	2.1	7/23/2014
2.2	First Amendment to the Agreement and Plan of Merger, dated as of October 17, 2014, by and among Mackinac Financial Corporation, PFC Acquisition, LLC and Peninsula Financial Corporation	8-K	000-20167	2.1	10/20/2014
2.3	Stock Purchase Agreement, dated as of January 19, 2016, by and between Ellis Bankshares, Inc. and Mackinac Financial Corporation	8-K	000-20167	2.1	1/19/2016
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014
10.1	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s Nonemployee directors**	10-K	000-20167	10.2	3/28/2000
10.2	North Country Financial Corporation Stock Compensation Plan**	10-K	000-20167	10.3	3/28/2000
10.3	North Country Financial Corporation 1997 Directors’ Stock Option Plan**	10-K	000-20167	10.4	3/28/2000
10.4	North Country Financial Corporation 2000 Stock Incentive Plan**	10-Q	000-20167	10.1	5/12/2000
10.5	North Country Financial Corporation Supplemental Executive Retirement Plan**	10-Q	000-20167	10.6	11/5/1999
10.6	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014
10.7	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.8	First Amended and Restated Securities Purchase Agreement dated May 23, 2012 between the Corporation and Steinhardt Capital Investors, LLLP	8-K	000-20167	10.1	5/23/2012
10.9	First Amendment to the First Amended and Restated Securities Purchase Agreement dated May 30, 2012, between the Corporation and Steinhardt Capital Investors, LLLP	8-K	000-20167	10.1	5/31/2012
10.10	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Paul D. Tobias**	8-K	000-20167	10.1	8/15/2012
10.11	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Kelly W. George**	8-K	000-20167	10.2	8/15/2012
10.12	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Ernie R. Krueger**	8-K	000-20167	10.3	8/15/2012
10.13	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Paul D. Tobias **	8-K	000-20167	10.1	3/27/2015

Exhibit			Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
10.14	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Kelly W. George **	8-K	000-20167	10.2	3/27/2015
10.15	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Ernie R. Krueger **	8-K	000-20167	10.3	3/27/2015
10.16	Form of Restricted Stock Unit Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**	8-K	000-20167	10.3	8/13/2012
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*
32.1	Section 1350 Chief Executive Officer Certification					*
32.2	Section 1350 Chief Financial Officer Certification					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document***					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***					*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***					*

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