Form 10-Q
period 2016-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2016-05-13
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

OR

☐TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☐     No  ☒

As of May 10, 2016, there were outstanding 6,226,246 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,	March 31,
	2016	2015	2015
	(Unaudited)		(Unaudited)

ASSETS

Cash and due from banks	$18,013	$25,005	$24,242
Federal funds sold	3	3	4
Cash and cash equivalents	18,016	25,008	24,246

Interest-bearing deposits in other financial institutions	4,989	5,089	5,832
Securities available for sale	54,021	53,728	63,313
Federal Home Loan Bank stock	2,169	2,169	2,973

Loans:
Commercial	455,575	450,275	428,439
Mortgage	147,600	152,272	152,016
Consumer	15,450	15,847	17,276
Total Loans	618,625	618,394	597,731
Allowance for loan losses	(4,824)	(5,004)	(5,527)
Net loans	613,801	613,390	592,204

Premises and equipment	12,491	12,524	12,614
Other real estate held for sale	2,684	2,324	2,632
Deferred tax asset	8,523	9,213	10,332
Deposit based intangibles	1,046	1,076	1,167
Goodwill	3,805	3,805	3,805
Other assets	11,387	10,943	9,726

TOTAL ASSETS	$732,932	$739,269	$728,844

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$117,704	$122,775	$104,689
NOW, money market, interest checking	207,068	202,784	206,824
Savings	31,994	30,882	29,470
CDs<$250,000	116,995	124,084	127,639
CDs>$250,000	7,910	8,532	29,434
Brokered	111,307	121,266	99,857
Total deposits	592,978	610,323	597,913

Borrowings	46,454	45,754	49,839
Fed funds purchased	10,000	—	—
Other liabilities	6,105	6,590	6,054
Total liabilities	655,537	662,667	653,806

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares, Issued and outstanding - none	—	—	—
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,231,246, 6,217,620 and 6,257,450 respectively	61,184	61,133	61,558
Retained earnings	15,746	15,221	12,706
Accumulated other comprehensive income
Unrealized gains on available for sale securities	514	297	823
Minimum pension liability	(49)	(49)	(49)
Total shareholders’ equity	77,395	76,602	75,038

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$732,932	$739,269	$728,844

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2016	2015
	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$7,960	$8,225
Tax-exempt	2	3
Interest on securities:
Taxable	262	302
Tax-exempt	31	41
Other interest income	55	62
Total interest income	8,310	8,633

INTEREST EXPENSE:
Deposits	769	823
Borrowings	253	290
Total interest expense	1,022	1,113

Net interest income	7,288	7,520
Provision for loan losses	—	305
Net interest income after provision for loan losses	7,288	7,215

OTHER INCOME:
Deposit service fees	216	184
Income from loans sold on the secondary market	267	167
SBA/USDA loan sale gains	—	118
Mortgage servicing (loss) income	(54)	31
Net security gains	97	10
Other	101	114
Total other income	627	624

OTHER EXPENSE:
Salaries and employee benefits	3,387	3,047
Occupancy	640	576
Furniture and equipment	383	399
Data processing	345	355
Advertising	156	126
Professional service fees	241	301
Loan and deposit	127	138
Writedowns and losses on other real estate held for sale	16	17
FDIC insurance assessment	108	108
Telephone	112	132
Nonrecurring transaction related expenses	106	—
Other	577	557
Total other expenses	6,198	5,756

Income before provision for income taxes	1,717	2,083
Provision for income taxes	585	712

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,132	$1,371

INCOME PER COMMON SHARE:
Basic	$.18	$.22
Diluted	$.18	$.22

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015

Net income	$1,132	$1,371
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	424	533
Reclassification adjustment for securities gains included in net income	(97)	(10)
Tax effect	(110)	(262)
Unrealized gains on available for sale securities	217	261

Total comprehensive income	$1,349	$1,632

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,217,620	$61,133	$15,221	$248	$76,602

Net income for period	—	—	1,132	—	1,132
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	217	217
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,132	217	1,349
Stock compensation	—	150	—	—	150
Issuance of common stock:
Restricted stock award vesting	22,626	—	—	—	—
Repurchase of common stock	(9,000)	(99)	—	—	(99)
Dividend on common stock	—	—	(607)	—	(607)

Balance, end of period	6,231,246	$61,184	$15,746	$465	$77,395

	Three Months Ended
	March 31,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,266,756	$61,679	$11,804	$513	$73,996

Net income for period	—	—	1,371	—	1,371
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	261	261
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,371	261	1,632
Stock compensation	—	144	—	—	144
Issuance of common stock:
Restricted stock award vesting	13,194	—	—	—	—
Repurchase of common stock	(22,500)	(265)	—	—	(265)
Dividend on common stock	—	—	(469)	—	(469)

Balance, end of period	6,257,450	$61,558	$12,706	$774	$75,038

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash Flows from Operating Activities:
Net income	$1,132	$1,371
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	395	414
Provision for loan losses	—	305
Deferred income taxes, net	585	712
Gain on sales/calls of securities	(97)	(10)
Gain on sale of loans sold in the secondary market	(228)	(135)
Origination of loans held for sale in the secondary market	(13,802)	(8,576)
Proceeds from sale of loans in the secondary market	14,030	8,711
Loss on sale of premises, equipment, and other real estate held for sale	16	14
Writedown of other real estate held for sale	—	3
Stock compensation	150	144
Change in other assets	(414)	9,578
Change in other liabilities	(485)	(6,916)
Net cash provided by operating activities	1,282	5,615

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(946)	3,445
Net decrease (increase) in interest bearing deposits in other financial institutions	100	(35)
Purchase of securities available for sale	(5,225)	(151)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	5,238	3,127
Capital expenditures	(337)	(324)
Proceeds from sale of premises, equipment, and other real estate	247	423
Net cash (used in) provided by investing activities	(923)	6,485

Cash Flows from Financing Activities:
Net decrease in deposits	(17,345)	(9,060)
Increase in federal funds purchased	10,000	—
Net activity on lines of credit	800	93
Net decrease in borrowings	(100)	(100)
Repurchase of common stock	(99)	(265)
Dividend on common stock	(607)	(469)
Net cash used in financing activities	(7,351)	(9,801)

Net (decrease) increase in cash and cash equivalents	(6,992)	2,299
Cash and cash equivalents at beginning of period	25,008	21,947

Cash and cash equivalents at end of period	$18,016	$24,246

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,013	$1,091
Income taxes	50	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	623	63

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three-month period ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Performing acquired loans are accounted for under Financial Accounting Standards Board (“FASB”) Topic 310-20, Receivables – Nonrefundable Fees and Other Costs.  Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate.  The Corporation’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000.  Awards are made at the discretion of management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

2.RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is permitted only as of January 1, 2017. The Corporation is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for the same as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 is effective for public companies for interim and annual periods beginning after December 15, 2017.   The Corporation’s adoption of ASU 2016-01 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with the right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance will be effective for the Corporation’s year ending December 31, 2019 and will be applied using modified retrospective transition method to the beginning of the earliest period presented.  The effect of applying the new lease guidance on the financial statements has not yet been determined.

3.EARNINGS PER SHARE

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2016 and 2015 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2016	2015

(Numerator):
Net income	$1,132	$1,371

(Denominator):
Weighted average shares outstanding	6,214,083	6,256,475
Effect of dilutive stock options, and vesting of restricted stock units	13,902	12,267
Diluted weighted average shares outstanding	6,227,985	6,268,742
Income per common share:
Basic	$.18	$.22
Diluted	$.18	$.22

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2016, December 31, 2015 and March 31, 2015 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2016

US Agencies - MBS	$3,081	$1	$(25)	$3,057
US Agencies	22,786	235	—	23,021
Corporate Bonds	17,890	51	(8)	17,933
Obligations of states and political subdivisions	9,486	641	(117)	10,010

Total securities available for sale	$53,243	$928	$(150)	$54,021

December 31, 2015

US Treasury	$12,710	$—	$(64)	$12,646
US Agencies	27,358	62	(43)	27,377
US Agencies - MBS	3,738	31	(10)	3,759
Obligations of states and political subdivisions	9,472	592	(118)	9,946

Total securities available for sale	$53,278	$685	$(235)	$53,728

March 31, 2015

US Treasury	4,301	57	—	4,358
US Agencies - MBS	$12,815	278	(3)	13,090
US Agencies	21,173	338	(2)	21,509
Corporate Bonds	12,496	115	—	12,611
Obligations of states and political subdivisions	11,066	819	(140)	11,745

Total securities available for sale	$61,851	$1,607	$(145)	$63,313

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $7.895 million and $7.987 million, respectively, at March 31, 2016.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015

Commercial real estate	$317,081	$312,805	$310,924
Commercial, financial, and agricultural	124,005	122,140	99,496
One to four family residential real estate	135,641	140,502	142,283
Construction :
Consumer	11,959	11,770	9,733
Commercial	14,489	15,330	18,019
Consumer	15,450	15,847	17,276

Total loans	$618,625	$618,394	$597,731

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The acquired impaired loans totaled $10.312 million.  The Corporation recorded all acquired loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In the first three months of 2015, the Corporation had positive resolution of one acquired nonperforming loan which resulted in the recognition of approximately $.429 million of the accretable interest.

The table below details the outstanding balances of the acquired portfolio and the remaining balance of the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$13,290	$53,849	$67,139
Nonaccretable difference	(2,234)	—	(2,234)
Expected cash flows	11,056	53,849	64,905
Accretable yield	(744)	(2,100)	(2,844)
Carrying balance at acquisition date	$10,312	$51,749	$62,061

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2016 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768
Accretion	—	(175)	(175)
Reclassification from nonaccretable difference	(17)	—	(17)
Balance, March 31, 2016	$409	$1,167	$1,576

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(429)	(175)	(604)
Reclassification from nonaccretable difference	304	—	304
Balance, March 31, 2015	$619	$1,867	$2,486

An analysis of the allowance for loan losses for three months ended March 31, 2016, the year ended December 31, 2015 and the three months ended March 31, 2015 is as follows (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015

Balance, January 1	$5,004	$5,140	$5,140
Recoveries on loans previously charged off	56	690	93
Loans charged off	(236)	(2,030)	(11)
Provision	—	1,204	305

Balance, March 31	$4,824	$5,004	$5,527

In the first three months of 2016, net charge-offs were $.180 million, or .12% of average loans, compared to net recoveries of $.082 million in the same period in 2015.   In the first three months of 2016, the Corporation recorded no provision for loan loss compared to $.305 million in the first three months of 2015.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	—	(185)	—	(39)	—	(12)	—	(236)
Recoveries	7	31	7	1	—	10	—	56
Provision	(3)	89	(12)	21	—	(22)	(73)	—
Ending balance ALLR	$1,615	$580	$74	$257	$7	$40	$2,251	$4,824

Loans:
Ending balance	$317,081	$124,005	$14,489	$135,641	$11,959	$15,450	$—	$618,625
Ending balance ALLR	(1,615)	(580)	(74)	(257)	(7)	(40)	(2,251)	(4,824)
Net loans	$315,466	$123,425	$14,415	$135,384	$11,952	$15,410	$(2,251)	$613,801

Ending balance ALLR:
Individually evaluated	$533	$185	$—	$45	$—	$31	$—	$794
Collectively evaluated	1,082	395	74	212	7	9	2,251	4,030
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$1,615	$580	$74	$257	$7	$40	$2,251	$4,824

Ending balance Loans:
Individually evaluated	$2,001	$392	$—	$750	$—	$36	$—	$3,179
Collectively evaluated	310,709	123,436	14,489	132,242	11,957	15,413	—	608,246
Acquired with deteriorated credit quality	4,371	177	—	2,649	2	1	—	7,200
Total	$317,081	$124,005	$14,489	$135,641	$11,959	$15,450	$—	$618,625

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans as of and for the twelve months ended December 31, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	(52)	(1,749)	—	(142)	—	(87)	—	(2,030)
Recoveries	588	22	52	2	—	26	—	690
Provision	(1,738)	833	(115)	129	1	112	1,982	1,204
Ending balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004

Loans:
Ending balance	$312,805	$122,140	$15,330	$140,502	$11,770	$15,847	$—	$618,394
Ending balance ALLR	(1,611)	(645)	(79)	(274)	(7)	(64)	(2,324)	(5,004)
Net loans	$311,194	$121,495	$15,251	$140,228	$11,763	$15,783	$(2,324)	$613,390

Ending balance ALLR:
Individually evaluated	$420	$192	$—	$60	$—	$55	$—	$727
Collectively evaluated	1,191	453	79	214	7	9	2,324	4,277
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004

Ending balance Loans:
Individually evaluated	$1,086	$617	$—	$325	$83	$—	$—	$2,111
Collectively evaluated	307,336	121,345	15,330	136,940	11,686	15,845	—	608,482
Acquired with deteriorated credit quality	4,383	178	—	3,237	1	2	—	7,801
Total	$312,805	$122,140	$15,330	$140,502	$11,770	$15,847	$—	$618,394

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	—	—	—	—	—	(11)	—	(11)
Recoveries	81	—	—	—	1	11	—	93
Provision	(124)	814	2	(41)	(1)	6	(351)	305
Ending balance ALLR	$2,770	$2,353	$144	$244	$6	$19	$(9)	$5,527

Loans:
Ending balance	$310,924	$99,496	$18,019	$142,283	$9,733	$17,276	$—	$597,731
Ending balance ALLR	(2,770)	(2,353)	(144)	(244)	(6)	(19)	9	(5,527)
Net loans	$308,154	$97,143	$17,875	$142,039	$9,727	$17,257	$9	$592,204

Ending balance ALLR:
Individually evaluated	$792	$1,380	$—	$21	$—	$10	$—	$2,203
Collectively evaluated	1,978	973	144	223	6	9	(9)	3,324
Total	$2,770	$2,353	$144	$244	$6	$19	$(9)	$5,527

Ending balance Loans:
Individually evaluated	$2,334	$6,793	$—	$271	$—	$37	$—	$9,435
Collectively evaluated	303,256	92,342	17,613	137,883	9,733	17,234	—	578,061
Acquired with deteriorated credit quality	5,334	361	406	4,129	—	5	—	10,235
Total	$310,924	$99,496	$18,019	$142,283	$9,733	$17,276	$—	$597,731

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

Commercial construction loans in the amount of $2.231 million, $2.409 million and $2.761 million for the periods ended March 31, 2016, December 31, 2015 and March 31, 2015, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of March 31, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,070	$24,072	$108,638	$176,186	$—	$6,115	$—	$—	$317,081
Commercial, financial and agricultural	7,842	6,468	47,606	60,312	—	1,777	—	—	124,005
Commercial construction	—	383	3,638	7,844	—	393	—	2,231	14,489
One-to-four family residential real estate	588	1,215	3,115	3,996	—	3,512	—	123,215	135,641
Consumer construction	29	—	—	—	—	24	—	11,906	11,959
Consumer	22	—	18	—	—	65	—	15,345	15,450

Total loans	$10,551	$32,138	$163,015	$248,338	$—	$11,886	$—	$152,697	$618,625

Below is a breakdown of loans by risk category as of December 31, 2015 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,072	$26,197	$113,868	$164,954	$—	$5,714	$—	$—	$312,805
Commercial, financial and agricultural	13,067	5,954	47,194	53,791	—	2,134	—	—	122,140
Commercial construction	—	400	3,869	8,257	—	395	—	2,409	15,330
One-to-four family residential real estate	591	1,222	3,172	4,078	—	4,093	—	127,346	140,502
Consumer construction	—	—	—	—	—	—	—	11,770	11,770
Consumer	24	—	19	—	—	61	—	15,743	15,847

Total loans	$15,754	$33,773	$168,122	$231,080	$—	$12,397	$—	$157,268	$618,394

Below is a breakdown of loans by risk category as of March 31, 2015 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Excellent	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,610	$27,471	$128,172	$144,634	$—	$8,037	$—	$—	$310,924
Commercial, financial and agricultural	4,711	4,047	34,255	53,492	—	2,991	—	—	99,496
Commercial construction	110	425	2,618	11,212	—	893	—	2,761	18,019
One to four family residential real estate	415	1,049	3,983	4,078	—	5,449	—	127,309	142,283
Consumer construction	—	—	—	—	—	—	—	9,733	9,733
Consumer	45	23	—	6	—	5	—	17,197	17,276

Total loans	$7,891	$33,015	$169,028	$213,422	$—	$17,375	$—	$157,000	$597,731

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  Interest income recorded during impairment for the three months ended March 31, 2016 was $.357  million. Interest income that would have been recognized during this period was $.383 million.  For the three months ended March 31, 2015, there was no interest income recorded during impairment and the amount that would have been recognized was $.072 million.

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

Purchased loans acquired in a business combination are recorded at estimated fair value on their purchase date with no carryover of the related allowance for loan losses.  In determining the estimated fair value of purchased loans, management considers a number of factors including the remaining life of the acquired loans, estimated prepayments, estimated loss ratios, estimated value of the underlying collateral, net present value of cash flows expected to be received, among others.  Purchased loans are accounted for in accordance with guidance for certain loans acquired in a transfer (ASC 310-30), when the loans have evidence of credit deterioration since origination and it is probable at the date of acquisition that the acquirer will not collect all contractually required principal and interest payments.  The difference between contractually required payments and the cash flows expected to be collected at acquisition is referred to as the non-accretable difference.   Subsequent decreases to the expected cash flows will generally result in a provision for loan losses.  Subsequent increases in expected cash flows will result in a reversal of the provision for loan losses to the extent of prior charges and then an adjustment to accretable yield, which would have a positive impact on interest income.  The ASC 310-30 mark on impaired loans totaled $2.978 million as of the acquisition date. The accretable yield related to these impaired loans was estimated at $.744 million.  The Corporation recorded no accretable yield of the loan mark in 2016 and recorded $.429 million due to the positive resolution of one large acquired nonperforming commercial loan relationship in the first quarter of 2015.

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

					Three Months Ended
			YTD		Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2016

With no valuation reserve:
Commercial real estate	$406	$4,042	$4,388	$—	$224	$231
Commercial, financial and agricultural	—	123	380	—	6	10
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	743	2,352	3,315	—	127	141
Consumer construction	19	2	20	—	—	—
Consumer	50	1	50	—	—	1

With a valuation reserve:
Commercial real estate	$144	$—	$146	$113	$—	$—
Commercial, financial and agricultural	21	—	10	21	—	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	276	—	197	30	—	—
Consumer construction	—	—	—	—	—	—
Consumer	14	—	13	9	—	—

Total:
Commercial real estate	$550	$4,042	$4,534	$113	$224	$231
Commercial, financial and agricultural	21	123	390	21	6	10
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,019	2,352	3,512	30	127	141
Consumer construction	19	2	20	—	—	—
Consumer	64	1	63	9	—	1
Total	$1,673	$6,520	$8,519	$173	$357	$383

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
December 31, 2015

With no valuation reserve:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	—	1,778	4,849	—	78	214
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,267	2,385	5,413	—	137	205
Consumer construction	20	2	99	—	—	1
Consumer	50	1	102	1	1	2

With a valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	460	—	699	192	—	36
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	229	—	232	58	—	6
Consumer construction	—	—	—	—	—	—
Consumer	10	0	10	1	0	0

Total:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	460	1,778	5,548	192	78	250
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,496	2,385	5,645	58	137	211
Consumer construction	20	2	99	—	—	1
Consumer	60	1	112	1	1	2
Total	$2,507	$8,217	$18,869	$251	$795	$1,125

					Three Months Ended
			QTD		Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
March 31, 2015

With no valuation reserve:
Commercial real estate	$2,248	$3,537	$4,888	$—	$—	$16
Commercial, financial and agricultural	72	128	200	—	—	1
Commercial construction	266	110	367	—	—	4
One to four family residential real estate	1,950	2,727	4,635	—	—	25
Consumer construction	23	—	24	—	—	—
Consumer	29	5	—	—	—	—

With a valuation reserve:
Commercial real estate	$170	$—	$379	$570	$—	$5
Commercial, financial and agricultural	6,926	—	2,327	1,517	—	19
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	117	—	15	11	—	2
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	9	—	—

Total:
Commercial real estate	$2,418	$3,537	$5,267	$570	$—	$21
Commercial, financial and agricultural	6,998	128	2,527	1,517	—	20
Commercial construction	266	110	367	—	—	4
One to four family residential real estate	2,067	2,727	4,650	11	—	27
Consumer construction	23	—	24	—	—	—
Consumer	29	5	—	9	—	—
Total	$11,801	$6,507	$12,835	$—	$—	$72

A summary of past due loans at March 31, 2016, December 31, 2015 and March 31, 2015 is as follows (dollars in thousands):

	March 31,			December 31,			March 31,
	2016			2015			2015
	30-89 days	90+ days		30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$1,189	$550	$1,739	$521	$471	$992	$746	$2,418	$3,164
Commercial, financial and agricultural	550	21	571	222	460	682	25	6,998	7,023
Commercial construction	24	—	24	270	—	270	—	266	266
One to four family residential real estate	374	1,063	1,437	807	1,528	2,335	1,075	2,116	3,191
Consumer construction	—	19	19	—	20	20	273	23	296
Consumer	985	64	1,049	130	60	190	29	29	58

Total past due loans	$3,122	$1,717	$4,839	$1,950	$2,539	$4,489	$2,148	$11,850	$13,998

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

There were no troubled debt restructurings that occurred during the three months ended March 31, 2016 or March 31, 2015.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Three Months Ended	Year ended	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015
Loans outstanding, January 1	$6,887	$8,789	$8,789
New loans	—	—	—
Net activity on revolving lines of credit	510	778	117
Repayment	(2,034)	(2,680)	(2,412)

Loans outstanding, March 31,	$5,363	$6,887	$6,494

There were no loans to related parties classified substandard as of March 31, 2016, December 31, 2015 or March 31, 2015.  In addition to the outstanding balances above, there were unfunded commitments of $2.565 million to related parties at March 31, 2016.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with FASB ASC 350, amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are annually tested for impairment.  Intangible assets, including core deposits and customer business relationships, are amortized primarily on straight-line basis over their estimated useful lives.  The Corporation is currently amortizing the deposit based intangible over a ten-year estimated life.

The deposit based intangible is reported net of accumulated amortization at $1.046 million at March 31, 2016.  Amortization expense in the first three months of 2016 is $.030 million.  Amortization expense for the next five years is expected to be at $.121 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2016, the Corporation had obligations to service approximately $219.080 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 9.45% and a discount rate of 8.97% for March 31, 2016.

The following summarizes mortgage servicing rights capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31,	December 31,	March 31,
	2016	2015	2015

Balance at beginning of period	$1,965	$1,994	$1,994
Additions from loans sold with servicing retained	—	585	100
Amortization	(196)	(614)	(214)

Balance at end of period	$1,769	$1,965	$1,880
Balance of loan servicing portfolio	$219,080	$224,612	$223,147
Mortgage servicing rights as % of portfolio	.81%	.87%	.84%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at March 31, 2016 and March 31, 2015 was approximately $49.5 million and $46.0 million, respectively. The Corporation valued these servicing rights at $.162 million as of March 31, 2016 and at $.190 million as of March 31, 2015.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at March 31, 2016, December 31, 2015 and March 31, 2015 (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015

Federal Home Loan Bank fixed rate advances at March 31, 2016 with a weighted average rate of 1.44% maturing in 2016, 2018, 2019 and 2020	$35,000	$35,000	$35,000
Correspondent bank line of credit - holding company	8,550	7,750	8,500
Bank line of credit - wholly owned asset based lending subsidiary	—	—	2,961
Correspondent bank term note, current floor rate of 4%, maturing December 28, 2017	2,200	2,300	2,600
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	704	704	778

	$46,454	$45,754	$49,839

The Federal Home Loan Bank borrowings are collateralized at March 31, 2016 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $34.337 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $7.895 million and $7.987 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.169 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2016.

The USDA Rural Development borrowing is collateralized by loans totaling $.114 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.660 million, and guaranteed by the Corporation.

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

9.DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2016 are $.063 million.  The anticipated distributions over the next five years and through December 31, 2025 are detailed in the table below:

2016	$134
2017	132
2018	129
2019	126
2020	125
2021-2025	690
Total	$1,336

At March 31, 2016, the plan’s assets had a fair value of $2.033 million and the Corporation had a net liability of $1.147 million.  The accumulated benefit obligation was $3.180 million.  At March 31, 2015, the plan’s assets had a fair value of $2.107 million and the Corporation had a net liability of $1.183 million.  The accumulated benefit obligation at March 31, 2015 was $3.290 million.

Assumptions in the actuarial valuation are:

2016
Weighted average discount rate	3.99%
Rate of increase in future compensation levels	N/A
Expected long-term rate of return on plan assets	8.00%

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

10.STOCK COMPENSATION PLANS

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

The Corporation, in August 2012 and March 2014, granted RSUs to members of the Board of Directors and Management. In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. In February 2016, 35,733 RSUs were granted at a market value of $9.91, also vesting over a four-year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million, $.421 million and$ .354 million, respectively.  On August 31, 2013, 2014 and 2015, the Corporation issued 37,125 shares of its common stock for vested RSUs, in each year. In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSUs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2016	114,435	$10.72
Granted during the year	35,733	9.91
Vested during the year	(22,626)	12.20
Nonvested balance at March 31, 2016	127,542	$10.23

A summary of stock option transactions for the three months ended March 31, 2016 and 2015, and the year ended December 31, 2015, is as follows:

	March 31,	December 31,	March 31,
	2016	2015	2015
Outstanding shares at beginning of year	10,000	20,000	20,000
Granted during the year	—	—	—
Exercised during the year	—	—	—
Expired during the year	—	(10,000)	—
Outstanding shares at end of period	10,000	10,000	20,000
Exercisable shares at end of period	2,000	2,000	4,000
Weighted average exercise price per share at end of period	$12.00	$12.00	$11.33
Shares available for grant at end of period	—	—	—

There were no options granted in the first three months of 2016 and 2015.

Following is a summary of the options outstanding and exercisable at March 31, 2016.

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$12.00	10,000	2,000	8,000.75

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

11.INCOME TAXES

The Corporation has reported deferred tax assets of $8.523 million at March 31, 2016. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $11.200 million, and $2.300 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2016 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.585 million for the three months ended March 31, 2016 and a deferred tax expense of $.712 million for the three months ended March 31, 2015.

12.FAIR VALUE MEASUREMENTS

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

The following table presents information for financial instruments at March 31, 2016, December 31, 2015 and March 31, 2015 (dollars in thousands):

		March 31, 2016		December 31, 2015		March 31, 2015
	Level in Fair	Carrying	Estimated	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$18,016	$18,016	$25,008	$25,008	$24,246	$24,246
Interest-bearing deposits	Level 2	4,989	4,989	5,089	5,089	5,832	5,832
Securities available for sale	Level 2	54,021	54,021	53,728	53,728	63,313	63,313
Federal Home Loan Bank stock	Level 2	2,169	2,169	2,169	2,169	2,973	2,973
Net loans	Level 3	613,801	613,096	613,390	614,187	592,204	593,121
Accrued interest receivable	Level 3	1,845	1,845	1,416	1,416	1,758	1,758

Total financial assets		$694,841	$694,136	$700,800	$701,597	$690,326	$691,243

Financial liabilities:
Deposits	Level 2	$592,978	$591,417	$610,323	$607,636	$597,913	$598,184
Borrowings	Level 2	46,454	47,291	45,754	45,989	49,839	50,685
Accrued interest payable	Level 3	182	182	174	174	227	227

Total financial liabilties		$639,614	$638,890	$656,251	$653,799	$647,979	$649,096

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2016, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2016, December 31, 2015 and March 31, 2015 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2016, December 31, 2015 or March 31, 2015.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2016	(Level 1)	(Level 2)	(Level 3)	March 31, 2016
Assets

Impaired loans	$8,193	$—	$—	$8,193	$236
Other real estate owned	2,684	—	—	2,684	16
					$252

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Assets

Impaired loans	$10,724	$—	$—	$10,724	$1,852
Other real estate held for sale	2,324	—	—	2,324	332
					$2,184

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2015	(Level 1)	(Level 2)	(Level 3)	March 31, 2015
Assets

Impaired loans	$18,308	$—	$—	$18,308	$—
Other real estate owned	2,632	—	—	2,632	17
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 9,000 shares thus far in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.  As of March 31, 2016, $.077 million of the total authorization was available for future purchases.

14.COMMITMENTS, CONTINGENCIES AND CREDIT RISK

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

	March 31,	December 31,	March 31,
	2016	2015	2015
Commitments to extend credit:
Variable rate	$53,447	$53,628	$42,690
Fixed rate	31,807	26,846	21,713
Standby letters of credit - Variable rate	7,416	6,390	6,310
Credit card commitments - Fixed rate	4,017	3,747	3,367

	$96,687	$90,611	$74,080

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2016 represents $102.427 million, or  22.48%, compared to $106.286 million, or 24.81%, of the commercial loan portfolio on March 31, 2015.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

15.  BUSINESS COMBINATIONS

The Corporation completed its acquisition of The First National Bank of Eagle River (“Eagle River”) in April 2016.  Eagle River had three branch offices and approximately $125 million in assets as of April 29, 2016.  In accordance with the terms of the stock purchase agreement, the Corporation acquired all of the outstanding stock of Eagle River in an all cash transaction for a fixed price of $12.500 million.  Due to the timing of the acquisition, the Corporation has not yet completed its determination of the fair values of assets aquired and liabiltiies assumed and the purcahse price allocation.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recently completed acquisition of The First National Bank of Eagle River.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2016, net deferred tax assets are approximately $8.523 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

These risks and uncertainties should be considered in evaluating forward-looking statements.  Further information concerning the Corporation and its business, including additional factors that could materially affect the Corporation’s financial results, is included in the Corporation’s filings with the Securities and Exchange Commission.  All forward-

looking statements contained in this report are based upon information presently available and the Corporation assumes no obligation to update any forward-looking statements.

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2015.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded first quarter 2016 net income available to common shareholders of $1.132 million, or $.18 per share, compared to net income of $1.371 million, or $.22 per share, for the first quarter of 2015.  The 2015 first quarter income was positively impacted by a one-time $.283 million credit mark accretion under GAAP from the acquired loan portfolio from Peninsula Bank.  2015 income adjusted for this item was $1.088 million, or $.17 per share.

Weighted average shares totaled 6,214,083 shares for the three month period in 2016 compared to 6,256,475 shares for the three month period in 2015.

The net interest margin for the first quarter of 2016 was $7.288 million, or 4.33%, compared to $7.520 million, or 4.53% in the first quarter of 2015.

Total assets of the Corporation at March 31, 2016 were $732.932 million, up by $4.088 million, or 0.56% from the $728.844 million in total assets reported at March 31, 2015 and down by $6.337 million, or .86%, from total assets of $739.269 million at year-end 2015.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $6.992 million during the first three months of 2016.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $.293 million from December 31, 2015 to March 31, 2016, with the balance on March 31, 2016 totaling $54.021 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of March 31, 2016, investment securities with an estimated fair value of $7.987 million were pledged.

Loans

Through the first three months of 2016, loan balances increased by $.231 million, from December 31, 2015 balances of $618.394 million.  During the first three months of 2016, the Bank had total loan production of $50.361 million, which included $13.801 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization.

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

Following is a summary of the loan portfolio at March 31, 2016, December 31, 2015 and March 31, 2015 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of	March 31,	Percent of
	2016	Total	2015	Total	2015	Total

Commercial real estate	$317,081	51.25%	$312,805	50.59%	$301,924	52.02%
Commercial, financial, and agricultural	124,005	20.05	122,140	19.75	99,496	16.65
One to four family residential real estate	135,641	21.93	140,502	22.72	142,283	23.8
Construction:
Consumer	11,959	1.93	11,770	1.90	9,733	1.63
Commercial	14,489	2.34	15,330	2.48	18,019	3.01
Consumer	15,450	2.50	15,847	2.56	17,276	2.89
Total loans	$618,625	100.00%	$618,394	100.00%	$588,731	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2016, December 31, 2015 and March 31, 2015 (dollars in thousands):

	March 31, 2016			December 31, 2015			March 31, 2015
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	102,427	22.49%	132.34%	102,620	22.79%	133.97%	106,286	24.81%	141.64%
Hospitality and tourism	46,555	10.22	60.15	41,300	9.17	53.92	45,995	10.73	61.3
Lessors of residential buildings	29,194	6.41	37.72	25,930	5.76	33.85	21,545	5.03	28.71
Gasoline stations and convenience stores	21,614	4.74	27.93	21,647	4.81	28.26	18,019	4.21	24.01
Commercial construction	14,489	3.18	18.72	15,330	3.40	20.01	13,965	3.26	18.61
Lessors of other real estate property	12,227	2.68	15.80	7,055	1.57	9.21	9,717	2.27	12.95
Other	229,069	50.28	295.97	236,393	52.50	308.60	212,912	49.69	283.74
Total Commercial Loans	$455,575	100.00%		$450,275	100.00%		$428,439	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2016.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2016, our residential loan portfolio totaled $147.600 million, or 23.86% of our total outstanding loans.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the three months ended March 31, 2016 amounted to $.180 million, compared to net recoveries of $.083 million, for the same period in 2015.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,	March 31,
	2016	2015	2015

Nonperforming Assets:
Nonaccrual loans	$1,523	$2,353	$10,671
Loans past due 90 days or more	44	32	49
Restructured loans	150	154	1,130
Total nonperforming loans	1,717	2,539	11,850
Other real estate owned	2,684	2,324	2,632
Total nonperforming assets	$4,401	$4,863	$14,482
Nonperforming loans as a % of loans	0.28%	0.41%	1.98%
Nonperforming assets as a % of assets	0.60%	0.66%	1.99%
Reserve for Loan Losses:
At period end	$4,824	$5,004	$5,527
As a % of average loans	0.78%	0.83%	0.92%
As a % of nonperforming loans	280.96%	197.09%	46.64%
As a % of nonaccrual loans	316.74%	212.66%	46.84%
Texas Ratio	5.61%	6.34%	19.16%

Nonperforming assets at $4.401 million have decreased in 2016 by $.462 million from the $4.863 million at 2015 year end.

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	March 31, 2016	December 31, 2015	March 31, 2015

Total loans, at period end	$618,625	618,394	$597,931
Average loans for the period	$615,684	$602,904	$600,052

	For the Period Ended
	Three Months Ended	Twelve Months Ended	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Net charge-offs (recoveries) during the period	$180	1,340	$(82)
Net charge-offs to average loans, annualized	0.12%	0.22%	N/M%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2015 independent review provided findings similar to management with respect to credit quality.  In 2016, the Corporation continues to utilize a consultant for loan review.

As of March 31, 2016, the allowance for loan losses represented .78% of total loans.  At March 31, 2016, the allowance included specific reserves in the amount of $.794 million, as compared to specific reserves of $.727 million at December 31, 2015 and $2.203 million at March 31, 2015.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended	Three Months Ended
	March 31, 2016	December 31, 2015	March 31, 2015

Balance at beginning of period	$2,324	$3,010	$3010
Other real estate transferred from loans due to foreclosure	623	1,376	63
Other real estate sold, net of purch accounting adjustments	(246)	(1,702)	(424)
Writedowns on other real estate held for sale, incl purch acct adj	—	(295)	(3)
Loss on sale of other real estate held for sale	(17)	(65)	(14)

Balance at end of period	$2,684	$2,324	$2,632

During the first three months of 2016, the Corporation received real estate in lieu of loan payments of $.623 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had a decrease in deposits in the first three months of 2016.  Total deposits decreased by $17.345 million, or 2.84%, in the first three months of 2016.  The decrease in deposits for the first three months of 2016 is composed of a decrease in noncore deposits of $10.581 million and a decrease in core deposits of $6.764 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.  Most recently, we have experienced some declines in core deposits.  A portion of these decreases can be attributed to individual customer deposit reductions due to various business related needs.  Management also utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,		March 31,
	2016	% of Total	2015	% of Total	2015	% of Total

Noninterest bearing	$117,704	19.85%	$122,775	20.12%	$104,689	17.51%
NOW, money market, checking	207,068	34.92	202,784	33.23	206,824	34.59
Savings	31,994	5.40	30,882	5.06	29,470	4.93
Certificates of Deposit <$250,000	116,995	19.73	124,084	20.33	127,639	21.35
Total core deposits	473,761	79.90	480,525	78.73	468,622	78.38

Certificates of Deposit >$250,000	7,910	1.33	8,532	1.40	29,434	4.92
Brokered CDs	111,307	18.77	121,266	19.87	99,857	16.7
Total non-core deposits	119,217	20.10	129,798	21.27	129,291	21.62

Total deposits	$592,978	100.00%	$610,323	100.00%	$597,913	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2016, this source of funding totaled $35 million and the Corporation secured this funding by pledging loans and investments.  The $35 million of FHLB borrowings has a weighted average maturity of 2.50 years and a weighted average rate of 1.44% at March 31, 2016.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending that has an outstanding balance of $.704 million, with a fixed interest rate of 1% that matures in August 2024.

In addition to the above, the Corporation currently has one banking borrowing relationship.  The relationship consists of a line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on December 28, 2017.  The term note bears the same interest and matures on March 22, 2017 and requires quarterly principal payments of $100,000 beginning June 30, 2014.

Shareholders’ Equity

Total shareholders’ equity increased $.793 million from December 31, 2015 to March 31, 2016.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $1.132 million, a reduction for cash dividends on common stock of $.607 million, increases due to stock compensation of $.150 million, an increase in the market value of securities of $.217 million and a decrease due to the repurchase of common stock of $.099 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $1.132 million, or $.18 per share, in the first three months of 2016, compared to $1.371 million, or $.22 per share, for the first three months of 2015.  The first quarter 2015 income was positively impacted by a one-time $.283 million credit mark accretion under GAAP from the acquired loan portfolio from Peninsula Bank.

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

Net interest margin on a fully taxable equivalent basis amounted to $7.306 million, 4.34% of average earning assets, in the first quarter of 2016, compared to $7.543 million, and 4.53% of average earning assets, in the first quarter of 2015.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2016-2015
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2016	2015	(Decrease)	2016	2015	2016	2015	Variance	Variance	Variance	Variance

Loans (1,2,3)	$615,684	$600,052	$15,632	5.20%	5.56%	$7,965	$8,231	$(266)	$214	$(532)	$52
Taxable securities	50,965	61,742	(10,777)	2.07	2.09	262	302	(40)	(77)	47	(10)
Nontaxable securities (2)	2,466	2,450	16	7.34	4.33	45	61	(16)	(35)	42	(23)
Federal funds sold	1,169	2	1,167.34		—	1	—	1	—	—	1
Other interest-earning assets	7,224	8,475	(1,251)	3.01	2.94	54	62	(8)	(9)	1	—
Total earning assets	677,508	672,721	4,787	4.94	5.22	8,327	8,656	(329)	93	(442)	20
Reserve for loan losses	(4,937)	(5201)	264
Cash and due from banks	27,416	19,568	7,848
Fixed Assets	12,500	12,690	(190)
Other Real Estate	2,747	2,731	16
Other assets	21,854	34,987	(13,133)
Total assets	$737,088	$737,496	$(408)

NOW and money market deposits	$161,785	$166,280	$(4,495)	.34	.28%	$137	$116	$21	$(3)	$24	$—
Interest checking	47,662	51,015	(3,353)	.17	.19	20	24	(4)	(2)	(3)	1
Savings deposits	31,084	28,485	2,599.12		.07	9	5	4	—	3	1
Certificates of deposit	131,700	160,778	(29,078)	.97	1.10	319	436	(117)	(79)	(50)	12
Brokered deposits	112,140	99,595	12,545	1.01	.99	283	242	41	30	7	4
Borrowings	52,157	54,605	(2,448)	1.95	2.15	253	290	(37)	(13)	(27)	3
Total interest-bearing liabilities	536,528	560,758	(24,230)	.77	.92	1,021	1,113	(92)	(67)	(46)	21
Demand deposits	119,992	95,230	24,762
Other liabilities	3,284	7,731	(4,447)
Shareholders’ equity	77,284	73,777	3,507
Total liabilities and shareholders’ equity	$737,088	$737,496	$(408)
Rate spread				4.17%	4.30%
Net interest margin/revenue				4.34%	4.53%	$7,306	$7,543	$(237)	$160	$(396)	$(1)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes fees.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first three months of 2016, the Corporation determined through this analysis that no provision for loan loss was required, compared to $.305 million in the first three months of 2015.  There were net charge-offs of $.180 million in the first three months of 2016, compared to recoveries of $.082 million for the same period in 2015.

Other Income

Other income was $.627 million in the first three months of 2016, compared to $.624 million in the same period in 2015.  Included in other income were net security gains of $.097 million, as well as increased income from secondary market loans sold and deposit service fees.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2016	2015	Dollars	Percent

Deposit service fees	$216	$184	$32	17.39%
Income from loans sold in the secondary market	267	167	100	59.88
SBA/USDA loan sale gains	—	118	(118)	N/A
Mortgage servicing income	(54)	31	(85)	(274.19)
Net security gains	97	10	87	870.00
Other noninterest income	101	114	(13)	(11.40)

Total other income	$627	$624	$3.48%

Other Expense

For the first three months of 2016, the Corporation recorded other expenses of $6.198 million, compared to $5.756 million in 2015, an increase of $.442 million.  The 2016 increase from the first three months of 2015 was due to transaction related expenses incurred with the acquisition of First National Bank of Eagle River, as well as customary employee compensation and retention related costs to ensure our personnel infrastructure keeps pace with our growing asset base and subsequent regulatory platform monitoring needs.

The following table details other expense for the three and three months ended March 31, 2016 and 2015 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2016	2015	Dollars	Percentage

Salaries and employee benefits	$3,387	$3,047	$340	11.16%
Occupancy	640	576	64	11.11
Furniture and equipment	383	399	(16)	(4.01)
Data processing	345	355	(10)	(2.82)
Advertising	156	126	30	23.81
Professional service fees	241	301	(60)	(19.93)
Loan and deposit	127	138	(11)	(7.97)
Writedowns and losses on other real estate held for sale	16	17	(1)	(5.88)
FDIC insurance premiums	108	108	—	N/A
Telephone	112	132	(20)	(15.15)
Transaction related expenses	106	—	106	N/A
Other	577	557	20	3.59
Total other expense	$6,198	$5,756	$442	7.68%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the three months ended March 31, 2016 of $.585 million, compared to $.712 million a year earlier.

The Corporation has reported deferred tax assets of $8.523 million at March 31, 2016.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $11.200 million and $2.300 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2016 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $18.016 million in cash and cash equivalents and $46.034 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by acquiring brokered CDs in order to fund anticipated loan growth.

During the first three months of 2016, the Corporation decreased cash and cash equivalents by $6.992 million.  As shown on the Corporation’s condensed consolidated statement of cash flows, liquidity was impacted by cash used in financing activities, with a net decrease in deposits of $17.345 million and an increase in fed funds purchased of $10.0 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  The Corporation also has a line of credit with a correspondent bank with current availability of $3.450 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “well capitalized.”

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At March 31, 2016, the Bank’s core deposits in relation to total funding were 72.95% compared to 74.31% at March 31, 2015.  These ratios indicate that at March 31, 2016, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2016, the Bank had $38.875 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of March 31, 2016, the Corporation is well capitalized.

Effective January 1, 2015, the Corporation became subject to new capital requirements due to the Basel III regulation, including:

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2016 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$74,322	11.6%	>	$51,495	>	8.0%	>	$64,369	>	10.0%
mBank	$82,326	12.9%	>	$51,185	>	8.0%	>	$63,981	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$69,498	10.8%	>	$38,621	>	6.0%	>	$51,495	>	8.0%
mBank	$77,543	12.1%	>	$38,389	>	6.0%	>	$51,185	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$66,498	10.8%	>	$28,966	>	4.5%	>	$41,840	>	6.5%
mBank	$77,543	12.1%	>	$28,791	>	4.5%	>	$41,588	>	6.5%

Tier 1 capital to average assets:
Consolidated	$69,498	9.5%	>	$29,159	>	4.0%	>	$36,449	>	5.0%
mBank	$77,543	10.6%	>	$29,155	>	4.0%	>	$36,444	>	5.0%

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

As of March 31, 2016, the Corporation had established interest rate floors on approximately $146.981 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $116.434 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $30.453 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $54.021 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of March 31, 2016.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

As of March 31, 2016, the Corporation has $356.766 million of transactional accounts, of which $117.704 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s repricing opportunities at March 31, 2016 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$232,202	$150,846	$232,442	$3,134	$618,624
Securities	4,502	1,339	40,730	7,450	54,021
Other (1)	4,115	3,047	—	—	7,162

Total interest-earning assets	240,819	155,232	273,172	10,584	679,807

Interest-bearing obligations:
NOW, money market, savings and interest checking	239,062	—	—	—	239,062
Time deposits	32,078	50,948	41,803	76	124,905
Brokered CDs	39,393	26,879	45,035	—	111,307
Borrowings	10,100	7,200	38,550	604	56,454

Total interest-bearing obligations	320,633	85,027	125,388	680	531,728

Gap	$(79,814)	$70,205	$147,784	$9,904	$148,079

Cumulative gap	$(79,814)	$(9,609)	$138,175	$148,079

(1)	Includes Federal Home Loan Bank Stock

The above analysis indicates that at March 31, 2016, the Corporation had a cumulative liability sensitivity gap position of $9.609 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2015, the Corporation had a cumulative liability sensitivity gap position of $37.492 million within the one-year time frame.

The borrowings in the gap analysis include $35.000 million of FHLB advances that have a weighted average maturity of 2.50 years and a weighted average rate of 1.44%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

January 1, 2016 to January 31, 2016	5,000	$11.05	5,000	$120,497
February 1, 2016 to February 29, 2016	4,000	$10.85	4,000	77,091
March 1, 2016 to March 31 2016	—	$—	—	77,091

Total First Quarter 2016	9,000	$10.96	9,000

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 2.1	Stock Purchase Agreement, dated as of January 19, 2016, by and between Ellis Bankshares, Inc. and Mackinac Financial Corporation, incorporated herein by reference
	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.
	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 13, 2016	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Ernie R. Krueger
ERNIE R. KRUEGER
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)