Form 10-Q
period 2016-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2016-08-15
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Yes  ☐     No  ☒

As of August 10, 2016, there were outstanding 6,226,246 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Cash and due from banks	$40,226	$25,005
Federal funds sold	9	3
Cash and cash equivalents	40,235	25,008

Interest-bearing deposits in other financial institutions	7,184	5,089
Securities available for sale	71,114	53,728
Federal Home Loan Bank stock	2,639	2,169

Loans:
Commercial	503,508	450,275
Mortgage	206,007	152,272
Consumer	16,120	15,847
Total Loans	725,635	618,394
Allowance for loan losses	(4,733)	(5,004)
Net loans	720,902	613,390

Premises and equipment	14,699	12,524
Other real estate held for sale	3,492	2,324
Deferred tax asset	10,147	9,213
Deposit based intangibles	1,992	1,076
Goodwill	5,173	3,805
Other assets	14,751	10,943

TOTAL ASSETS	$892,328	$739,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$149,435	$122,775
NOW, money market, interest checking	251,140	202,784
Savings	48,978	30,882
CDs<$250,000	130,053	124,084
CDs>$250,000	5,417	8,532
Brokered	153,340	121,266
Total deposits	738,363	610,323

Borrowings	70,604	45,754
Fed funds purchased	—	—
Other liabilities	6,280	6,590
Total liabilities	815,247	662,667

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares, Issued and outstanding - none	—	—
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,226,246 and 6,217,620, respectively	61,283	61,133
Retained earnings	14,982	15,221
Accumulated other comprehensive income
Unrealized gains on available for sale securities	865	297
Minimum pension liability	(49)	(49)
Total shareholders’ equity	77,081	76,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$892,328	$739,269

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$8,684	$7,742	$16,644	$15,967
Tax-exempt	13	3	15	6
Interest on securities:
Taxable	304	261	566	563
Tax-exempt	26	53	57	94
Other interest income	66	40	121	102
Total interest income	9,093	8,099	17,403	16,732

INTEREST EXPENSE:
Deposits	771	801	1,540	1,624
Borrowings	326	298	579	588
Total interest expense	1,097	1,099	2,119	2,212

Net interest income	7,996	7,000	15,284	14,520
Provision for loan losses	150	200	150	505
Net interest income after provision for loan losses	7,846	6,800	15,134	14,015

OTHER INCOME:
Deposit service fees	248	244	464	428
Income from loans sold on the secondary market	339	282	606	449
SBA/USDA loan sale gains	166	282	166	400
Mortgage servicing (amortization) income	(8)	199	(62)	230
Net realized security gains	12	259	109	269
Other	139	84	240	198
Total other income	896	1,350	1,523	1,974

OTHER EXPENSE:
Salaries and employee benefits	3,519	2,916	6,906	5,963
Occupancy	640	626	1,280	1,202
Furniture and equipment	425	390	808	789
Data processing	333	359	678	714
Advertising	181	120	337	246
Professional service fees	257	279	498	580
Loan and deposit	155	125	282	263
Writedowns and (gains) losses on other real estate held for sale	(14)	20	2	37
FDIC insurance assessment	117	140	225	248
Telephone	122	106	234	238
Transaction related expenses	2,449	—	2,516	—
Other	709	619	1,325	1,176
Total other expenses	8,893	5,700	15,091	11,456

Income before provision for income taxes	(151)	2,450	1,566	4,533
Provision for income taxes	(26)	836	559	1,548

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$(125)	$1,614	$1,007	$2,985

INCOME PER COMMON SHARE:
Basic	$(0.02)	$0.26	$.16	$.48
Diluted	$(0.02)	$0.26	$.16	$.48

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2016	2015	2016	2015

Net income	$(125)	$1,614	$1,007	$2,985
Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	544	(461)	969	72
Reclassification adjustment for securities gains included in net income	(12)	(259)	(109)	(269)
Tax effect	(181)	380	(292)	118
Net change in unrealized gains on available for sale securities	351	(340)	568	(79)

Total comprehensive income	$226	$1,274	$1,575	$2,906

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,217,620	$61,133	$15,221	$248	$76,602

Net income for period	—	—	1,007	—	1,007
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	568	568
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,007	568	1,575
Stock compensation	—	300	—	—	300
Issuance of common stock:
Restricted stock award vesting	22,626	—	—	—	—
Repurchase of common stock	(14,000)	(150)	—	—	(150)
Dividend on common stock	—	—	(1,246)	—	(1,246)

Balance, end of period	6,226,246	$61,283	$14,982	$816	$77,081

	Six Months Ended
	June 30,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,266,756	$61,679	$11,804	$513	$73,996

Net income for period	—	—	2,985	—	2,985
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(79)	(79)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	2,985	(79)	2,906
Stock compensation	—	288	—	—	288
Issuance of common stock:
Restricted stock award vesting	16,194	—	—	—	—
Repurchase of common stock	(43,700)	(506)	—	—	(506)
Dividend on common stock	—	—	(938)	—	(938)

Balance, end of period	6,239,250	$61,461	$13,851	$434	$75,746

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$1,007	$2,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	825	841
Provision for loan losses	150	505
Deferred income taxes, net	559	1,548
Gain on sales/calls of securities	(109)	(269)
Gain on sale of loans sold in the secondary market	(514)	(362)
Origination of loans held for sale in the secondary market	(31,910)	(22,420)
Proceeds from sale of loans in the secondary market	32,424	22,782
(Gain) loss on sale of premises, equipment, and other real estate held for sale	(3)	12
Writedown of other real estate held for sale	—	25
Stock compensation	300	288
Change in other assets	12,670	8,574
Change in other liabilities	(595)	(6,682)
Net cash provided by operating activities	14,804	7,827

Cash Flows from Investing Activities:
Net increase in loans	(28,383)	(14,715)
Net decrease in interest bearing deposits in other financial institutions	100	459
Purchase of securities available for sale	(5,225)	(10,016)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	10,906	14,939
Proceeds from FHLBI repurchases of excess stock	—	804
Capital expenditures	(1,020)	(674)
Net cash used in Eagle acquisition and reimbursement of contract termination fee	(12,500)	—
Proceeds from sale of premises, equipment, and other real estate	565	1,049
Net cash (used in) provided by investing activities	(35,557)	(8,154)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	23,526	(18,152)
Increase in federal funds purchased	—	15,000
Net activity on lines of credit	(5,750)	(163)
New term debt issuance	19,800	—
Principal payments on borrowings	(200)	(200)
Repurchase of common stock	(150)	(506)
Dividend on common stock	(1,246)	(938)
Net cash (provided by) used in financing activities	35,980	(4,959)

Net increase (decrease) in cash and cash equivalents	15,227	(5,286)
Cash and cash equivalents at beginning of period	25,008	21,947

Cash and cash equivalents at end of period	$40,235	$16,661

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,041	$2,218
Income taxes	100	150

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	851	495

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six-month period ended June 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock units (“RSUs”), or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000.  Awards are made at the discretion of management and the Board of Directors.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

In June, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

ASU 2016-13 requires an entity to measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss estimate must: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectability of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.

ASU 2016-13 also amends the recording of purchased credit-deteriorated assets. Under the new guidance, an allowance will be recognized at acquisition through a gross-up approach whereby an entity will record as the initial amortized cost the sum of (a) the purchase price and (b) an estimate of credit losses as of the date of acquisition. In addition, the guidance also requires immediate recognition in earnings of any subsequent changes, both favorable and unfavorable, in expected cash flows by adjusting this allowance.

ASU 2016-13 amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Management may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists, as is currently permitted. In addition, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time under current practice.

New disclosures required by ASU 2016-13 include: (a) for financial assets measured at amortized cost, an entity will be required to disclose information about how it developed its allowance, including changes in the factors that influenced management’s estimate of expected credit losses and the reasons for those changes, (b) for financial receivables and net investments in leases measured at amortized cost, an entity will be required to further disaggregate the information it currently discloses about the credit quality of these assets by year or the asset’s origination or vintage for as many as five annual periods, and (c) for available-for-sale debt securities, an entity will be required to provide a roll-forward of the allowance for credit losses and an aging analysis for securities that are past due.

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for public companies for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2016 and 2015 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015

(Numerator):
Net income	$(125)	$1,614	$1,007	$2,985

(Denominator):
Weighted average shares outstanding	6,227,730	6,247,004	6,220,906	6,251,713
Effect of dilutive stock options, and vesting of restricted stock units	28,656	42,594	20,461	27,514
Diluted weighted average shares outstanding	6,256,386	6,289,598	6,241,367	6,279,227
Income per common share:
Basic	$(0.02)	$0.26	$.16	$.48
Diluted	$(0.02)	$0.26	$.16	$.48

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2016

US Agencies - MBS	$11,806	$166	$(146)	$11,826
US Agencies	22,778	310	—	23,088
Corporate Bonds	18,335	156	—	18,491
Other	4,261	13	(51)	4,223
Obligations of states and political subdivisions	12,624	862	—	13,486

Total securities available for sale	$69,804	$1,507	$(197)	$71,114

December 31, 2015

US Treasury	$12,710	$—	$(64)	$12,646
US Agencies	27,358	62	(43)	27,377
US Agencies - MBS	3,738	31	(10)	3,759
Obligations of states and political subdivisions	9,472	592	(118)	9,946

Total securities available for sale	$53,278	$685	$(235)	$53,728

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $7.899 million and $8.008 million, respectively, at June 30, 2016.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015

Commercial real estate	$354,878	$312,805
Commercial, financial, and agricultural	130,054	122,140
One to four family residential real estate	194,167	140,502
Construction :
Consumer	11,840	11,770
Commercial	18,576	15,330
Consumer	16,120	15,847

Total loans	$725,635	$618,394

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014 and The First National Bank of Eagle River (“Eagle”) on April 29, 2016.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The PFC acquired impaired loans totaled $10.312 million and the Eagle acquired impaired loans totaled $3.401 million.  The Corporation recorded all acquired loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In the first six months of 2015, the Corporation had positive resolution of one PFC acquired nonperforming loan which resulted in the recognition of approximately $.429 million of the accretable interest.

The table below details the outstanding balances of the PFC acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$13,290	$53,849	$67,139
Nonaccretable difference	(2,234)	—	(2,234)
Expected cash flows	11,056	53,849	64,905
Accretable yield	(744)	(2,100)	(2,844)
Carrying balance at acquisition date	$10,312	$51,749	$62,061

The table below details the outstanding balances of the Eagle acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$3,401	$82,639	$86,040
Nonaccretable difference	(1,172)	—	(1,172)
Expected cash flows	2,229	82,639	84,868
Accretable yield	(391)	(1,700)	(2,091)
Carrying balance at acquisition date	$1,838	$80,939	$82,777

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2016 (dollars in thousands):

	Peninsula			Eagle
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768	$—	$—	$—
Acquisition of Eagle River	—	—	—	391	1,700	2,091
Accretion	—	(350)	(350)	—	(94)	(94)
Reclassification from nonaccretable difference	(68)	—	(68)	—	—	—
Balance, June 30, 2016	$358	$992	$1,350	$391	$1,606	$1,997

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(429)	(350)	(779)
Reclassification from nonaccretable difference	188	—	188
Balance, June 30, 2015	$503	$1,692	$2,195

An analysis of the allowance for loan losses for the six months ended June 30, 2016 and the year ended December 31, 2015 is as follows (dollars in thousands):

	June 30,	December 31,
	2016	2015

Balance, January 1	$5,004	$5,140
Recoveries on loans previously charged off	84	690
Loans charged off	(505)	(2,030)
Provision	150	1,204

Balance at end of period	$4,733	$5,004

In the first half of 2016, net charge-offs were $.421 million, or .13% of average loans, annualized, compared to net charge-offs of $.045 million in the same period in 2015.   In the first six months of 2016, the Corporation recorded a provision for loan loss of $.150 million compared to $.505 million in the first six months of 2015.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,615	$580	$74	$257	$7	$40	$2,251	$4,824
Charge-offs	(224)	(25)	—	(10)	—	(10)	—	(269)
Recoveries	15	10	—	1	—	2	—	28
Provision	418	135	4	100	(2)	(9)	(496)	150
Ending balance ALLR	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733

Six Months Ended June 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	(224)	(214)	—	(49)	—	(18)	—	(505)
Recoveries	22	49	—	2	7	4	—	84
Provision	415	220	(1)	121	(9)	(27)	(569)	150
Ending balance ALLR	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733

At June 30, 2016
Loans:
Ending balance	$354,878	$130,054	$18,576	$194,167	$11,840	$16,120	$—	$725,635
Ending balance ALLR	(1,824)	(700)	(78)	(348)	(5)	(23)	(1,755)	(4,733)
Net loans	$353,054	$129,354	$18,498	$193,819	$11,835	$16,097	$(1,755)	$720,902

Ending balance ALLR:
Individually evaluated	$533	$252	$—	$48	$—	$16	$—	$849
Collectively evaluated	1,291	448	78	300	5	7	1,755	3,884
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733

Ending balance Loans:
Individually evaluated	$1,755	$354	$—	$1,021	$—	$48	$—	$3,178
Collectively evaluated	347,677	129,647	18,576	188,033	11,760	16,070	—	711,763
Acquired with deteriorated credit quality	5,446	53	—	5,113	80	2	—	10,694
Total	$354,878	$130,054	$18,576	$194,167	$11,840	$16,120	$—	$725,635

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

At June 30, 2015
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

Below is a breakdown of loans by risk category as of June 30, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$1	$25,183	$118,729	$204,188	$—	$6,777	$—	$—	$354,878
Commercial, financial and agricultural	5,829	3,977	52,084	66,556	—	1,608	—	—	130,054
Commercial construction	—	942	3,882	7,329	—	407	—	6,016	18,576
One-to-four family residential real estate	501	1,510	3,677	9,329	—	5,829	—	173,321	194,167
Consumer construction	29	—	—	—	—	21	—	11,790	11,840
Consumer	19	—	16	2	—	60	—	16,023	16,120

Total loans	$6,379	$31,612	$178,388	$287,404	$—	$14,702	$—	$207,150	$725,635

Below is a breakdown of loans by risk category as of December 31, 2015 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,072	$26,197	$113,868	$164,954	$—	$5,714	$—	$—	$312,805
Commercial, financial and agricultural	13,067	5,954	47,194	53,791	—	2,134	—	—	122,140
Commercial construction	—	400	3,869	8,257	—	395	—	2,409	15,330
One-to-four family residential real estate	591	1,222	3,172	4,078	—	4,093	—	127,346	140,502
Consumer construction	—	—	—	—	—	—	—	11,770	11,770
Consumer	24	—	19	—	—	61	—	15,743	15,847

Total loans	$15,754	$33,773	$168,122	$231,080	$—	$12,397	$—	$157,268	$618,394

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  Interest income recorded during impairment for the three and six months ended June 30, 2016 was $.185  million and $.542 million. Interest income that would have been recognized during this period was $.205 million and $.588 million, respectively.  For the three months and six months ended June 30, 2015, interest income recorded during impairment was $.105 million and $.628 million, and the amount that would have been recognized was $.236 million and $.831 million.

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

The ASC 310-30 mark on PFC impaired loans totaled $2.978 million as of the acquisition date. The accretable yield related to these impaired loans was estimated at $.744 million.  The Corporation recorded no accretable yield of the PFC loan mark in 2016 and recorded $.429 million due to the positive resolution of one large acquired nonperforming commercial loan relationship in the first quarter of 2015.

The ASC 310-30 mark on Eagle impaired loans totaled $1.563 million as of the acquisition date. The accretable yield related to these impaired loans was estimated at $.391 million.  The Corporation recorded no accretable yield of the Eagle loan mark in 2016.

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
June 30, 2016

With no valuation reserve:
Commercial real estate	$614	$3,344	$4,502	$4,354	$—	$71	$80	$295	$311
Commercial, financial and agricultural	—	—	75	243	—	—	—	6	10
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	1,247	3,168	4,291	3,914	—	110	121	237	262
Consumer construction	19	—	20	20	—	4	4	4	4
Consumer	53	—	54	56	—	—	—	—	1

With a valuation reserve:
Commercial real estate	$1,233	$—	$912	$475	$113	$—	$—	—	$—
Commercial, financial and agricultural	—	—	—	—	—	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	149	—	104	90	39	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	6	—	6	7	6	—	—	—	—

Total:
Commercial real estate	$1,847	$3,344	$5,414	$4,829	$113	$71	$80	$295	$311
Commercial, financial and agricultural	—	—	75	243	—	—	—	6	10
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	1,396	3,168	4,395	4,004	39	110	121	237	262
Consumer construction	19	—	20	20	—	4	4	4	4
Consumer	59	—	60	63	6	—	—	—	1
Total	$3,321	$6,512	$9,964	$9,159	$158	$185	$205	$542	$588

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
December 31, 2015

With no valuation reserve:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	—	1,778	4,849	—	78	214
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,267	2,385	5,413	—	137	205
Consumer construction	20	2	99	—	—	1
Consumer	50	1	102	—	1	2

With a valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	460	—	699	192	—	36
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	229	—	232	58	—	6
Consumer construction	—	—	—	—	—	—
Consumer	10	0	10	1	0	0

Total:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	460	1,778	5,548	192	78	250
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,496	2,385	5,645	58	137	211
Consumer construction	20	2	99	—	—	1
Consumer	60	1	112	1	1	2
Total	$2,507	$8,217	$18,869	$251	$795	$1,125

						Three Months Ended		Six Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
June 30, 2015

With no valuation reserve:
Commercial real estate	$1,418	$3,328	$4,862	$5,607	$—	$66	$83	$533	$566
Commercial, financial and agricultural	69	190	229	517	—	2	3	19	21
Commercial construction	—	106	174	281	—	1	1	3	7
One to four family residential real estate	1,291	2,645	4,094	4,708	—	36	52	72	113
Consumer construction	22	—	23	131	—	—	1	—	1
Consumer	29	3	30	21	—	—	—	1	1

With a valuation reserve:
Commercial real estate	$981	$—	$981	$753	$570	$—	$15	$—	$20
Commercial, financial and agricultural	4,836	—	5,704	3,599	1,591	—	71	—	90
Commercial construction	—	—	—	—	—	—	—	—	0
One to four family residential real estate	866	—	667	599	—	—	10	—	12
Consumer construction	—	—	—	—	82	—	—	—	—
Consumer	—	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$2,399	$3,328	$5,843	$6,360	$570	$66	$98	$533	$586
Commercial, financial and agricultural	4,905	190	5,933	4,116	1,591	2	74	19	111
Commercial construction	—	106	174	281	—	1	1	3	7
One to four family residential real estate	2,157	2,645	4,761	5,307	—	36	62	72	125
Consumer construction	22	—	23	131	82	—	1	—	1
Consumer	29	3	30	21	—	—	—	1	1
Total	$9,512	$6,272	$16,764	$16,216	$2,243	$105	$236	$628	$831

A summary of past due loans at June 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	June 30,			December 31,
	2016			2015
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$1,189	$550	$1,739	$521	$471	$992
Commercial, financial and agricultural	550	21	571	222	460	682
Commercial construction	24	—	24	270	—	270
One to four family residential real estate	374	1,063	1,437	807	1,528	2,335
Consumer construction	—	19	19	—	20	20
Consumer	985	64	1,049	130	60	190

Total past due loans	$3,122	$1,717	$4,839	$1,950	$2,539	$4,489

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

There were no troubled debt restructurings that occurred during the six months ended June 30, 2016 or June 30, 2015.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six Months Ended	Year ended
	June 30,	December 31,
	2016	2015
Loans outstanding, January 1	$6,887	$8,789
New loans	—	—
Net activity on revolving lines of credit	895	778
Repayment	(2,090)	(2,680)

Loans outstanding at end of period	$5,692	$6,887

There were no loans to related parties classified substandard as of June 30, 2016 or December 31, 2015.  In addition to the outstanding balances above, there were unfunded commitments of $1.694 million to related parties at June 30, 2016.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.  During the second quarter of 2016 the Corporation recorded $1.368 million of goodwill and $.993 million of deposit based intangible assets associated with the acquisition of Eagle.

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with FASB ASC 350, amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill and other intangible assets are annually tested for impairment.  Intangible assets, including core deposits and customer business relationships, are amortized primarily on a straight-line basis over their estimated useful lives.  The Corporation is currently amortizing the deposit based intangible over a ten-year estimated life.

The deposit based intangible is reported net of accumulated amortization at $1.992 million at June 30, 2016.  Amortization expense in the first six months of 2016 is $.077 million.  Amortization expense for the next five years is expected to be at $.220 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2016, the Corporation had obligations to service approximately $225.746 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 9.45% and a discount rate of 8.97% for June 30, 2016.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Six Months Ended	Year Ended
	June 30,	December 31,
	2016	2015

Balance at beginning of period	$1,965	$1,994
Additions from loans sold with servicing retained	—	585
Acquired MSRs	120	—
Amortization	(339)	(614)

Balance at end of period	$1,746	$1,965
Balance of loan servicing portfolio	$225,746	$224,612
Mortgage servicing rights as % of portfolio	.77%	.87%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at June 30, 2016 and December 31, 2015 was approximately $50.5 million and $63.0 million, respectively. The Corporation valued these servicing rights at $.155 million as of June 30, 2016 and at $.170 million as of December 31, 2015.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30,	December 31,
	2016	2015

Federal Home Loan Bank fixed rate advances at June 30, 2016 with a weighted average rate of 2.01% maturing in 2016, 2017, 2018, 2019 and 2020	$46,000	$35,000
Correspondent bank line of credit - holding company	2,800	7,750
Correspondent bank term note, current floor rate of 4%, maturing April 30, 2019	21,100	2,300
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	704	704

	$70,604	$45,754

The Federal Home Loan Bank borrowings are collateralized at June 30, 2016 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately  $32.961 million; mortgage related and municipal securities with an amortized cost and estimated fair value of  $7.899 million and  $8.008 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.169 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2016.

The USDA Rural Development borrowing is collateralized by loans totaling $.110 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.665 million, and guaranteed by the Corporation.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a non-revolving line of credit and a term note. The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on April 30, 2018.  The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $550,000 beginning March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

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

At June 30, 2016, the plan’s assets had a fair value of $2.033 million and the Corporation had a net liability of $1.147 million.  The accumulated benefit obligation was $3.180 million.  At June 30, 2015, the plan’s assets had a fair value of $2.107 million and the Corporation had a net liability of $1.183 million.  The accumulated benefit obligation at June 30, 2015 was $3.290 million.

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

10.STOCK COMPENSATION PLANS

On May 22, 2012, the Company’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, RSUs, or stock appreciation rights.  The aggregate number of shares of the Company’s common stock issuable under the plan is 575,000, which included 392,152 option shares outstanding at that time.  Awards are made at the discretion of management and the Board of Directors.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

Restricted Stock Awards

The Corporation’s restricted stock awards require certain service-based or performance requirements and have a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

The Corporation has historically granted RSUs to members of the Board of Directors and management. In August 2012, 148,500 RSUs were granted at a market value of $7.91 and will vest equally over a four year term.  In exchange for the grant of these RSUs various previously issued stock option awards were surrendered.  In March 2014, 52,774 RSUs were granted at a market value of $12.95, also vesting equally over a four year term.  In March 2015, 37,730 RSUs were granted at a market value of $11.15, also vesting over a four year term. In February 2016, 35,733 RSUs were granted at a market value of $9.91, also vesting over a four-year term. The RSUs were awarded at no cost to the employee.  Compensation cost to be recognized over the four year vesting periods, is $1.175 million, $.683 million, $.421 million and$ .354 million, respectively.  On August 31, 2013, 2014 and 2015, the Corporation issued 37,125 shares of its common stock for vested RSUs, in each year. In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSUs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2016	114,435	$10.72
Granted during the year	35,733	9.91
Vested during the year	(22,626)	12.20
Nonvested balance at June 30, 2016	127,542	$10.23

A summary of stock option transactions for the six months ended June 30, 2016 and 2015, and the year ended December 31, 2015, is as follows:

	June 30,	December 31,
	2016	2015
Outstanding shares at beginning of year	10,000	20,000
Granted during the year	—	—
Exercised during the year	—	—
Expired during the year	—	(10,000)
Outstanding shares at end of period	10,000	10,000
Exercisable shares at end of period	2,000	2,000
Weighted average exercise price per share at end of period	$12.00	$12.00
Shares available for grant at end of period	—	—

There were no options granted in the first six months of 2016 and 2015.

Following is a summary of the options outstanding and exercisable at June 30, 2016.

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$12.00	10,000	2,000	8,000.50

Options issued since the Corporation’s recapitalization in December of 2004 call for 20% immediate vesting upon issue and subsequent vesting to occur over a two to five year period, based upon the market value appreciation of the Corporatino’s underlying stock.  Compensation related to these options was expensed based upon the vesting period without consideration given to market value appreciation.  There are no future compensation expenses related to existing option programs.

11.INCOME TAXES

The Corporation has reported deferred tax assets of $10.147 million at June 30, 2016. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $11.200 million, and $2.300 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2016 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax benefit of approximately $.026 million for the three months ended June 30, 2016 and an expense of $.559 million for the six months ended June 30, 2016 and a deferred tax expense of $.836 million and $1.548 million for the three and six months ended June 30, 2015.

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

The following table presents information for financial instruments at June 30, 2016 and December 31, 2015 (dollars in thousands):

		June 30, 2016		December 31, 2015
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$40,235	$40,235	$25,008	$25,008
Interest-bearing deposits	Level 2	7,184	7,184	5,089	5,089
Securities available for sale	Level 2	71,114	71,114	53,728	53,728
Federal Home Loan Bank stock	Level 2	2,639	2,639	2,169	2,169
Net loans	Level 3	720,902	722,258	613,390	614,187
Accrued interest receivable	Level 3	1,946	1,946	1,416	1,416

Total financial assets		$844,020	$845,376	$700,800	$701,597

Financial liabilities:
Deposits	Level 2	$738,363	$738,371	$610,323	$607,636
Borrowings	Level 2	70,604	72,450	45,754	45,989
Accrued interest payable	Level 3	252	252	174	174

Total financial liabilties		$809,219	$811,073	$656,251	$653,799

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2016, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2016, December 31, 2015 and June 30, 2015 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2016, or December 31, 2015.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2016	(Level 1)	(Level 2)	(Level 3)	June 30, 2016	June 30, 2016
Assets

Impaired loans	$9,833	$—	$—	$9,833	$267	$503
Other real estate owned	3,492	—	—	3,492	(19)	(3)
					$248	500

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Assets

Impaired loans	$10,724	$—	$—	$10,724	$1,852
Other real estate held for sale	2,324	—	—	2,324	332
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 14,000 shares thus far in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date.  As of June 30, 2016, $.026 million of the total authorization was available for future purchases.

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

	June 30,	December 31,
	2016	2015
Commitments to extend credit:
Variable rate	$61,432	$53,628
Fixed rate	36,186	26,846
Standby letters of credit - Variable rate	8,061	6,390
Credit card commitments - Fixed rate	5,219	3,747

	$110,898	$90,611

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2016 represents $102.427 million, or  22.15%, compared to  $102.380 million, or 22.90%, of the commercial loan portfolio on June 30, 2015.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

15.  BUSINESS COMBINATIONS

The First National Bank of Eagle River

The Corporation completed its acquisition of The First National Bank of Eagle River (“Eagle”) in April 2016.  Eagle had three branch offices and approximately $125 million in assets as of April 29, 2016. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a cash payment of $12.500 million.

The table below highlights the allocation of the purchase price (dollars in thousands):

Purchase Price:

Eagle shares outstanding	85,776
Price per share/Cash price	$145.73
Total purchase price		$12,500
Reimbursement of termination fees		(1,763)
Cash consideration		$10,737

Net assets acquired:

Cash and cash equivalents	$10,600
Securities available for sale	24,046
Valuation mark	(750)
FRB & FHLB Stock	575
Total Loans	84,138
Allowance for loan losses	(611)
Valuation mark - ASC 310-30, nonperforming	(1,563)
- ASC 310-20, performing	(1,700)
Allowance for loan loss reversal	611
Premises and equipment	1,931
Other real estate owned	1,795
Valuation mark	(891)
Deposit based intangible	993
Mortgage servicing rights	120
Deferred tax benefit - book for valuation marks	1,419
Bank owned life insurance	4,132
Other assets	323
Total assets	125,168

Non-interest bearing deposits	22,349
Interest bearing deposits	82,165
Total deposits	104,514
FHLB Borrowings	11,000
Other liabilities	285
Total liabilities	115,799
Net assets acquired		9,369

Goodwill		$1,368

The results of operations for the six months ended June 30, 2016 include the operating results of the acquired assets and assumed liablities for the 63 days subsequent to the acquisition date.  Eagle’s results of operations prior to the acquisition date are not included in the Corporation’s consolidated statement of comprehensive income.

In addition to the data processing termination fees of $1.763 million, the Corporation incurred other transaction related expenses of $.753 million, for a total of $2.516 million, or $1.712 million on an after tax basis during the six months ended June 30, 2016.  These expenses included professional services such as legal, accounting and contractual arrangements for consulting services.

The following table provides the unaudited pro forma information for the results of operations for the six months ended June 30, 2016, and the year ended December 31, 2016 as if the acquisition had occurred on January 1 of each year.  These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Eagle.  In addition, the merger related costs noted above are excluded from the six months ended

June 30, 2016 results of operations, for comparative proforma purposes.  Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period presented, nor are the intended to represent or be indicative of future results of the Corporation.

Proforma Mackinac Financial Combined with Eagle River

	Six months ended	Year Ended
	June 30, 2016	December 31, 2015

Net interest income	$16,846	$33,001
Noninterest income	1,856	4,705
Noninterest expense	13,912	28,076
Net income	3,304	5,988
Net income per diluted share	$.53	.95

Fair Value

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of those determinations is related to the valuation of acquired loans.  For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans.  The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments.  In accordance with the applicable accounting guidance for business combinations, there was no carry-over of Eagle’s previously established allowance for loan losses.

The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet the criteria, which are accounted for under ASC 310-20 (“acquired non-impaired”).  In addition, the loans are further categorized into different pools based primarily on the type and purpose of the loan.

Niagara Bancorporation

On May 24, 2016, the Corporation announced the execution of a definitive agreement to acquire Niagara Bancorporation (“Niagara”), the holding company for First National Bank of Niagara, headquartered in Niagara, Wisconsin in an all cash transaction for a fixed $7.325 million purchase price.  Niagara has four full-service banking locations in Wisconsin and approximately $70 million in assets.  The transaction is expected to close prior to the end of the third quarter of 2016.

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

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is estimated based on experience, judgment and expectations regarding borrowers and economic conditions, as well as regulator judgments.  We can make no assurance that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recently completed acquisition of The First National Bank of Eagle River or our pending acquisition of The First National Bank of Niagara.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At June 30, 2016, net deferred tax assets were approximately $10.147 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2015.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded a net loss, after certain acquisition transaction expenses described below, for the second quarter 2016 of ($.125) million or ($.02) per share compared to net income of $1.614 million, or $.26 per share, for the second quarter of 2015.  Net income for the first six months of 2016 totaled $1.007 million, or $.16 per share, after acquisition transaction expenses, compared to $2.985 million, or $.48 per share, for the same period in 2015.

Weighted average shares for the six month period in 2016 totaled 6,220,906, compared to 6,251,713 shares in the same period of 2015.  Weighted average shares for the second quarter of 2016 were 6,227,730, compared to 6,247,004 for the same period in 2015.

On April 29, 2016, the company completed the acquisition of First National Bank of Eagle River (“Eagle River”).  In connection with this acquisition, the Corporation had GAAP pre-tax transaction related expenses totaling $2.516 million. These one-time costs, largely associated with the early termination of the Eagle River data processing system, reduced the reported net income for the quarter by $1.712 million, or $.27 per share, on an after tax basis.  While the data processing termination fee was incurred by Eagle River and factored into the purchase price paid for the assets, GAAP business combination guidance requires the Corporation to expense the entire $1.585 million in the second quarter of 2016.  The accounting treatment of the termination fee does not adversely affect the overall economics of the purchase. All expenses were considered by management in its price and impact analysis of the transaction.  The adjusted net income for the second quarter of 2016 (exclusive of the transaction related expenses) would equate to $1.588 million, or $.25 per share.  Adjusted net income for the first six months of 2016 for the Corporation is $2.770 million, or $.45 per share.

The net interest margin for the second quarter of 2016 was $7.996 million, or 4.19%, compared to $7.000 million, or 4.17% in the second quarter of 2015.  The six month net interest margin in 2016 was $15.284 million, or 4.25%, compared to $14.520 million, or 4.35%, in 2015.

Total assets of the Corporation at June 30, 2016 were $892.328 million, up by $153.059 million, or 20.70%, from the $739.269 million in total assets reported at year-end 2015.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $15.227 million during the first six months of 2016.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $17.386 million from December 31, 2015 to June 30, 2016, with the balance on June 30, 2016 totaling $71.114 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of June 30, 2016, investment securities with an estimated fair value of $20.262 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first six months of 2016, loan balances increased by $107.241 million, from December 31, 2015 balances of $618.394 million.  During the first six months of 2016, the Bank had total loan production of $124.9 million, which included $31.9 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization.

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

Following is a summary of the loan portfolio at June 31, 2016 and December 31, 2015 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of
	2016	Total	2015	Total

Commercial real estate	$354,878	48.91%	$312,805	50.59%
Commercial, financial, and agricultural	130,054	17.92	122,140	19.75
One to four family residential real estate	194,167	26.76	140,502	22.72
Construction:
Consumer	11,840	1.63	11,770	1.90
Commercial	18,576	2.56	15,330	2.48
Consumer	16,120	2.22	15,847	2.56
Total loans	$725,635	100.00%	$618,394	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2016 and December 31, 2015 (dollars in thousands):

	June 30, 2016			December 31, 2015
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	111,523	22.15%	144.68%	102,620	22.79%	133.97%
Hospitality and tourism	48,295	9.59	62.65	41,300	9.17	53.92
Lessors of residential buildings	26,662	5.30	34.59	25,930	5.76	33.85
Gasoline stations and convenience stores	20,582	4.09	26.70	21,647	4.81	28.26
Commercial construction	18,576	3.69	24.10	15,330	3.40	20.01
Real estate agents and managers	16,655	3.31	21.61	11,225	2.49	14.65
Other	261,215	51.87	338.88	232,223	51.58	303.16
Total Commercial Loans	$503,508	100.00%		$450,275	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  On a historical basis, the Corporation’s highest concentration of credit risk was the hospitality and tourism industry.  Management does not consider the current loan concentrations in hospitality and tourism to be problematic, and has no intention of further reducing loans to this industry segment.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2016.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2016, our residential loan portfolio totaled $206.007 million, or 28.39% of our total outstanding loans.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the six months ended June 30, 2016 amounted to $.421 million, compared to net charge-offs of $.044 million, for the same period in 2015.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,
	2016	2015

Nonperforming Assets:
Nonaccrual loans	$3,177	$2,353
Loans past due 90 days or more	—	32
Restructured loans	144	154
Total nonperforming loans	3,321	2,539
Other real estate owned	3,492	2,324
Total nonperforming assets	$6,813	$4,863
Nonperforming loans as a % of loans	0.46%	0.41%
Nonperforming assets as a % of assets	0.76%	0.66%
Reserve for Loan Losses:
At period end	$4,733	$5,004
As a % of average loans	.73%	.83%
As a % of nonperforming loans	142.52%	197.09%
As a % of nonaccrual loans	148.98%	212.66%
Texas Ratio	9.13%	6.34%

Nonperforming assets at $6.813 million have increased in 2016 by $1.950 million from the $4.863 million at 2015 year end, largely a result of the nonperforming assets garnered in the Eagle acquisition.

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	June 30, 2016	December 31, 2015

Total loans, at period end	$725,635	618,394
Average loans for the period	$652,573	$602,904

	For the Period Ended
	Six Months Ended	Twelve Months Ended
	June 30, 2016	December 31, 2015

Net charge-offs (recoveries) during the period	$421	1,340
Net charge-offs to average loans, annualized	.13%	.22%

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

As of June 30, 2016, the allowance for loan losses represented .65% of total loans.  At June 30, 2016, the allowance included specific reserves in the amount of $.849 million, as compared to specific reserves of $.727 million at December 31, 2015.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2016	December 31, 2015

Balance at beginning of period	$2,324	$3,010
Other real estate acquired, net of purchase accounting adjustments	904	—
Other real estate transferred from loans due to foreclosure	851	1,376
Other real estate sold, net of purch accounting adjustments	(585)	(1,702)
Writedowns on other real estate held for sale, incl purch acct adj	—	(295)
Loss on sale of other real estate held for sale	(2)	(65)

Balance at end of period	$3,492	$2,324

During the first six months of 2016, the Corporation received real estate in lieu of loan payments of $.851 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first six months of 2016.  Total deposits increased by $128.040 million, or 20.98%, in the first six months of 2016.  The increase in deposits for the first six months of 2016 is composed of an increase in core deposits of $99.081 million and an increase in noncore deposits of $28.959 million.  These increases included the acquisition of Eagle deposits amounting to $104.514 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits.  This strategic initiative is supported with an individual incentive plan, along with the introduction of several new deposit products and competitive deposit pricing.    Management also utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,
	2016	% of Total	2015	% of Total

Noninterest bearing	$149,435	20.24%	$122,775	20.12%
NOW, money market, checking	251,140	34.01	202,784	33.23
Savings	48,978	6.63	30,882	5.06
Certificates of Deposit <$250,000	130,053	17.61	124,084	20.33
Total core deposits	579,606	78.50	480,525	78.73

Certificates of Deposit >$250,000	5,417.73		8,532	1.40
Brokered CDs	153,340	20.77	121,266	19.87
Total non-core deposits	158,757	21.50	129,798	21.27

Total deposits	$738,363	100.00%	$610,323	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2016, this source of funding totaled $46 million and the Corporation secured this funding by pledging loans and investments.  The $46 million of FHLB borrowings has a weighted average maturity of 2.0 years and a weighted average rate of 2.01% at June 30, 2016.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.704 million, with a fixed interest rate of 1% that matures in August 2024.

In addition to the above, the Corporation currently has one banking borrowing relationship.  The relationship consists of a nonrevolving line of credit and a term note.  The line of credit had a June 30, 2016 balance of $2.800 million and bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on April 30, 2018.  The term note had a June 30, 2016 balance of $21.100 million, bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $550,000 beginning March 31, 2017.

Shareholders’ Equity

Total shareholders’ equity increased $.479 million from December 31, 2015 to June 30, 2016.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $1.007 million, a reduction for cash dividends on common stock of $1.246 million, increases due to stock compensation of $.300 million, an increase in the market value of securities of $.568 million and a decrease due to the repurchase of common stock of $.150 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $1.007 million, or $.16 per share, in the first six months of 2016, compared to $2.985 million, or $.48 per share, for the first six months of 2015.

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

Net interest margin on a fully taxable equivalent basis amounted to $15.322 million, 4.27% of average earning assets, in the first half of 2016, compared to $14.571 million, and 4.36% of average earning assets, in the first half of 2015.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2016-2015
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2016	2015	(Decrease)	2016	2015	2016	2015	Variance	Variance	Variance	Variance

Loans (1,2,3)	$689,462	$607,330	$82,132	5.08%	5.12%	$8,710	$7,746	$964	$1,048	$(59)	$(25)
Taxable securities	63,929	54,354	9,575	1.96	2.27	311	307	4	54	(42)	(8)
Nontaxable securities (2)	6,354	4,115	2,239	1.58	0.97	25	10	15	5	6	4
Federal funds sold	117	3	114	—	—	—	—	—	—	—	—
Other interest-earning assets	7,500	8,172	(672)	3.59	1.96	67	40	27	(3)	33	(3)
Total earning assets	767,362	673,974	93,388	4.78	4.82	9,113	8,103	1,010	1,104	(62)	(32)
Reserve for loan losses	(5,253)	(5,488)	235
Cash and due from banks	29,631	26,008	3,623
Fixed Assets	14,106	12,657	1,449
Other Real Estate	3,884	2,446	1,438
Other assets	24,944	23,382	1,562
Total assets	$834,674	$732,979	$101,695

NOW and money market deposits	$191,841	$149,898	$41,943.30%		.31%	$144	$115	$29	$32	$(2)	$(1)
Interest checking	49,005	52,885	(3,880)	.16	.18	19	24	(5)	(2)	(3)	—
Savings deposits	45,870	29,714	16,156.10		.11	11	8	3	4	(1)	—
Certificates of deposit	129,215	159,488	(30,273)	.90	1.02	289	404	(115)	(77)	(48)	10
Brokered deposits	128,645	96,547	32,098.96		1.0	308	249	59	82	(16)	(7)
Borrowings	75,001	54,653	20,348	1.75	2.2	326	298	28	111	(60)	(23)
Total interest-bearing liabilities	619,577	543,185	76,392.71		.81	1,097	1,098	(1)	150	(130)	(21)
Demand deposits	134,606	105,734	28,872
Other liabilities	1,010	8,496	(7,486)
Shareholders’ equity	79,481	75,564	3,917
Total liabilities and shareholders’ equity	$834,674	$732,979	$101,695
Rate spread				4.07%	4.01%
Net interest margin/revenue				4.20%	4.17%	$8,016	$7,005	$1,011	$954	$68	$(11)

	Six Months Ended
								2016-2015
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2016	2015	(Decrease)	2016	2015	2016	2015	Variance	Variance	Variance	Variance

Loans (1,2,3)	$652,573	$603,711	$48,862	5.14%	5.34%	$16,688	$15,975	$713	$1,293	$(579)	$(1)
Taxable securities	56,265	58,020	(1,755)	2.02	1.96	566	563	3	(17)	19	1
Nontaxable securities (2)	5,592	3,295	2,297	2.41	8.75	67	143	(76)	100	(104)	(72)
Federal funds sold	643	3	640	-	—	—	—	—	—	—	—
Other interest-earning assets	7,362	8,322	(960)	3.31	2.47	121	102	19	(12)	34	(3)
Total earning assets	722,435	673,351	49,084	4.86	5.03	17,442	16,783	659	1,364	(630)	(75)
Reserve for loan losses	(5,095)	(5345)	250
Cash and due from banks	28,523	22,806	5,717
Fixed Assets	13,303	12,673	630
Other Real Estate	3,316	2,588	728
Other assets	23,399	29,152	(5,753)
Total assets	$785,881	$735,225	$50,656

NOW and money market deposits	$176,813	$158,044	$18,769.32		.29	$282	$231	$51	$27	$20	$4
Interest checking	48,333	51,955	(3,622)	.16	.19	39	48	(9)	(2)	(6)	(1)
Savings deposits	38,477	29,103	9,374.10		.1	20	14	6	2	1	3
Certificates of deposit	130,458	160,129	(29,671)	.94	1.06	609	840	(231)	(77)	(95)	(59)
Brokered deposits	120,393	98,063	22,330.99		1.01	591	491	100	56	(11)	55
Borrowings	63,579	54,629	8,950	1.83	2.17	579	588	(9)	48	(92)	35
Total interest-bearing liabilities	578,053	551,923	26,130.74		.81	2,120	2,212	(92)	54	(183)	37
Demand deposits	127,299	100,511	26,788
Other liabilities	2,146	7,826	(5,680)
Shareholders’ equity	78,383	74,965	3,418
Total liabilities and shareholders’ equity	$785,881	$735,225	$50,656
Rate spread				4.12%	4.22%
Net interest margin/revenue				4.27%	4.36%	$15,322	$14,571	$751	$1,310	$(447)	$(112)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes fees.

In this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our improved interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first six months of 2016, the Corporation recorded a loan loss provision of $.150 million, compared to $.505 million in the first six months of 2015.  There were net charge-offs of $.421 million in the first six months of 2016, compared to net charge-offs of $.044 million for the same period in 2015.

Other Income

Other income was $1.523 million in the first six months of 2016, compared to $1.974 million in the same period in 2015.  The decreases year over year was largely a result  of decreased SBA/USDA loan sale gains and decreased mortgage servicing income.  With respect to mortgage servicing income, the Corporation has slowed the retention of mortgage servicing on those loans sold to the secondary market, which has contributed to the decrease year over year in this category.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent

Deposit service fees	$248	$244	$4	1.64%	$464	$428	$36	8.41%
Income from loans sold in the secondary market	339	282	57	20.21	606	449	157	34.97
SBA/USDA loan sale gains	166	282	(116)	(41.13)	166	400	(234)	(58.50)
Mortgage servicing (amortization) income	(8)	199	(207)	(104.02)	(62)	230	(292)	(126.96)
Net realized security gains	12	259	(247)	(95.37)	109	269	(160)	(59.48)
Other noninterest income	139	84	55	65.48	240	198	42	21.21

Total other income	$896	$1,350	$(454)	-33.63%	$1,523	$1,974	$(451)	-22.85%

Other Expense

For the first six months of 2016, the Corporation recorded other expenses of $15.091 million, compared to $11.456 million in 2015, an increase of $3.635 million.  The 2016 increase from the first six months of 2015 was due to transaction related expenses of $2.516 million incurred with the acquisition of First National Bank of Eagle River, as well as customary employee compensation and retention related costs to ensure our personnel infrastructure keeps pace with our growing asset base and subsequent regulatory platform monitoring needs.

The following table details other expense for the three and six months ended June 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage

Salaries and employee benefits	$3,519	$2,916	$603	20.68%	$6,906	$5,963	$943	15.81%
Occupancy	640	626	14	2.24	1,280	1,202	78	6.49
Furniture and equipment	425	390	35	8.97	808	789	19	2.41
Data processing	333	359	(26)	(7.24)	678	714	(36)	(5.04)
Advertising	181	120	61	50.83	337	246	91	36.99
Professional service fees	257	279	(22)	(7.89)	498	580	(82)	(14.14)
Loan and deposit	155	125	30	24.00	282	263	19	7.22
Writedowns and losses on other real estate held for sale	(14)	20	(34)	(170.00)	2	37	(35)	(94.59)
FDIC insurance premiums	117	140	(23)	(16.43)	225	248	(23)	(9.27)
Telephone	122	106	16	15.09	234	238	(4)	(1.68)
Transaction related expenses	2,449	—	2,449	N/A	2,516	—	2,516	N/A
Other	709	619	90	14.54	1,325	1,176	149	12.67
Total other expense	$8,893	$5,700	$3,193	56.02%	$15,091	$11,456	$3,635	31.73%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the six months ended June 30, 2016 of $.559 million, compared to $1.548 million a year earlier.

The Corporation has reported deferred tax assets of $10.147 million at June 30, 2016.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $11.200 million and $2.300 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2016 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $40.235 million in cash and cash equivalents and $50.852 million of unpledged investment securities.   Although current liquidity is deemed adequate, management will increase on hand liquidity in the near term by acquiring brokered CDs in order to fund anticipated loan growth.

During the first six months of 2016, the Corporation increased cash and cash equivalents by $15.227 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  The Corporation also has a line of credit with a correspondent bank with current availability of $43.875 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “well capitalized.”

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At June 30, 2016, the Bank’s core deposits in relation to total funding were 71.65% compared to 71.95% at June 30, 2015.  These ratios indicate that at June 30, 2016, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2016, the Bank had $43.875 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of June 30, 2016, the Corporation is well capitalized.

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2016 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$71,630	9.7%	>	$59,413	>	8.0%	>	$74,266	>	10.0%
mBank	$93,121	12.6%	>	$59,170	>	8.0%	>	$73,963	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$66,897	9.0%	>	$44,560	>	6.0%	>	$59,413	>	8.0%
mBank	$88,429	12.0%	>	$44,378	>	6.0%	>	$59,170	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$66,897	9.0%	>	$33,420	>	4.5%	>	$48,273	>	6.5%
mBank	$88,429	12.0%	>	$33,283	>	4.5%	>	$48,076	>	6.5%

Tier 1 capital to average assets:
Consolidated	$66,897	8.1%	>	$32,973	>	4.0%	>	$41,216	>	5.0%
mBank	$88,429	10.7%	>	$32,969	>	4.0%	>	$41,212	>	5.0%

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

As of June 30, 2016, the Corporation had established interest rate floors on approximately $153.206 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $91.633 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $54.233 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $71.114 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of June 30, 2016.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

As of June 30, 2016, the Corporation has $449.553 million of transactional accounts, of which $149.435 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s repricing opportunities at June 30, 2016 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$272,363	176,505	274,313	2,454	$725,635
Securities	11,849	1,847	45,867	11,551	71,114
Other (1)	4,422	1,487	3,923	—	9,832

Total interest-earning assets	288,634	179,839	324,103	14,005	806,581

Interest-bearing obligations:
NOW, money market, savings and interest checking	300,118	—	—	—	300,118
Time deposits	27,306	57,058	51,106	63	135,533
Brokered CDs	16,042	87,368	49,930	—	153,340
Borrowings	74	7,730	62,800	—	70,604

Total interest-bearing obligations	343,540	152,156	163,836	63	659,595

Gap	$(54,906)	$27,683	$160,267	$13,942	$146,986

Cumulative gap	$(54,906)	$(27,223)	$133,044	$146,986

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at June 30, 2016, the Corporation had a cumulative liability sensitivity gap position of $27.223 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2015, the Corporation had a cumulative liability sensitivity gap position of $37.492 million within the one-year time frame.

The borrowings in the gap analysis include $46.000 million of FHLB advances that have a weighted average maturity of 2.0 years and a weighted average rate of 2.01%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of June 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

April 1, 2016 to April 30, 2016	5,000	$10.35	5,000	$25,335
May 1, 2016 to May 31, 2016	—	$—	—	25,335
June 1, 2016 to June 30, 2016	—	$—	—	25,335

Total Second Quarter 2016	5,000	$10.35	5,000

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 2.1	Stock Purchase Agreement, dated as of May 24, 2016, by and between Niagara Bancorporate, Inc. and Mackinac Financial Corporation, incorporated herein by reference

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 15, 2016	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)