Form 10-Q
period 2016-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2016-11-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Yes  ☐     No  ☒

As of November 10, 2016, there were outstanding 6,263,371 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2016 (Unaudited), December 31, 2015	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2016 (Unaudited) and September 30, 2015 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2016 (Unaudited) and September 30, 2015 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Nine Months Ended September 30, 2016 (Unaudited) and September 30, 2015 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2016 (Unaudited) and September 30, 2015 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	33

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	44

Item 4.	Controls and Procedures	47

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	48

Item 6.	Exhibits and Reports on Form 8-K	48

SIGNATURES		49

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2016	2015
	(Unaudited)

ASSETS

Cash and due from banks	$46,200	$25,005
Federal funds sold	2,415	3
Cash and cash equivalents	48,615	25,008

Interest-bearing deposits in other financial institutions	14,047	5,089
Securities available for sale	88,886	53,728
Federal Home Loan Bank stock	2,926	2,169

Loans:
Commercial	513,266	450,275
Mortgage	222,840	152,272
Consumer	20,698	15,847
Total Loans	756,804	618,394
Allowance for loan losses	(4,862)	(5,004)
Net loans	751,942	613,390

Premises and equipment	16,028	12,524
Other real estate held for sale	3,269	2,324
Deferred tax asset	9,287	9,213
Deposit based intangibles	2,235	1,076
Goodwill	5,694	3,805
Other assets	16,192	10,943

TOTAL ASSETS	$959,121	$739,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$163,278	$122,775
NOW, money market, interest checking	287,097	202,784
Savings	60,322	30,882
CDs<$250,000	150,170	124,084
CDs>$250,000	9,015	8,532
Brokered	137,298	121,266
Total deposits	807,180	610,323

Borrowings	67,730	45,754
Other liabilities	5,926	6,590
Total liabilities	880,836	662,667

SHAREHOLDERS’ EQUITY:
Preferred stock - No par value:
Authorized - 500,000 shares, Issued and outstanding - none	—	—
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,263,371 and 6,217,620, respectively	61,433	61,133
Retained earnings	16,115	15,221
Accumulated other comprehensive income
Unrealized gains on available for sale securities	786	297
Minimum pension liability	(49)	(49)
Total shareholders’ equity	78,285	76,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$959,121	$739,269

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$9,441	$8,019	$26,085	$23,986
Tax-exempt	19	3	34	9
Interest on securities:
Taxable	387	282	953	845
Tax-exempt	57	35	114	129
Other interest income	91	46	212	148
Total interest income	9,995	8,385	27,398	25,117

INTEREST EXPENSE:
Deposits	870	843	2,410	2,467
Borrowings	429	307	1,008	895
Total interest expense	1,299	1,150	3,418	3,362

Net interest income	8,696	7,235	23,980	21,755
Provision for loan losses	200	350	350	855
Net interest income after provision for loan losses	8,496	6,885	23,630	20,900

OTHER INCOME:
Deposit service fees	259	196	723	624
Income from loans sold on the secondary market	512	301	1,118	750
SBA/USDA loan sale gains	551	40	717	440
Mortgage servicing (amortization) income	(12)	9	(74)	239
Net realized security gains	40	133	149	402
Other	139	94	379	292
Total other income	1,489	773	3,012	2,747

OTHER EXPENSE:
Salaries and employee benefits	3,687	3,139	10,592	9,102
Occupancy	680	602	1,960	1,804
Furniture and equipment	440	370	1,248	1,159
Data processing	440	327	1,118	1,041
Advertising	157	153	494	399
Professional service fees	309	348	807	928
Loan and deposit	152	136	434	399
Writedowns and (gains) losses on other real estate held for sale	60	104	62	141
FDIC insurance assessment	131	135	356	383
Telephone	140	108	374	346
Transaction related expenses	359	—	2,928	—
Other	730	692	2,003	1,868
Total other expenses	7,285	6,114	22,376	17,570

Income before provision for income taxes	2,700	1,544	4,266	6,077
Provision for income taxes	922	526	1,481	2,074

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$1,778	$1,018	$2,785	$4,003

INCOME PER COMMON SHARE:
Basic	$0.29	$0.16	$.45	$.64
Diluted	$0.28	$0.16	$.45	$.64

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015

Net income	$1,778	$1,018	$2,785	$4,003
Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	(79)	297	890	370
Reclassification adjustment for securities gains included in net income	(40)	(133)	(149)	(402)
Tax effect	40	(56)	(252)	61
Net change in unrealized gains on available for sale securities	(79)	108	489	29

Total comprehensive income	$1,699	$1,126	$3,274	$4,032

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,217,620	$61,133	$15,221	$248	$76,602

Net income for period	—	—	2,785	—	2,785
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	489	489
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	2,785	489	3,274
Stock compensation	—	450	—	—	450
Issuance of common stock:
Restricted stock award vesting	59,751	—	—	—	—
Repurchase of common stock	(14,000)	(150)	—	—	(150)
Dividend on common stock	—	—	(1,891)	—	(1,891)

Balance, end of period	6,263,371	$61,433	$16,115	$737	$78,285

	Nine Months Ended
	September 30,
	2015
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,266,756	$61,679	$11,804	$513	$73,996

Net income for period	—	—	4,003	—	4,003
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	29	29
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	4,003	29	4,032
Stock compensation	—	432	—	—	432
Issuance of common stock:
Restricted stock award vesting	53,319	—	—	—	—
Repurchase of common stock	(70,480)	(791)	—	—	(791)
Dividend on common stock	—	—	(1,578)	—	(1,578)

Balance, end of period	6,249,595	$61,320	$14,229	$542	$76,091

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash Flows from Operating Activities:
Net income	$2,785	$4,003
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,336	1,265
Provision for loan losses	350	855
Deferred income taxes, net	1,481	2,074
Gain on sales/calls of securities	(149)	(402)
Gain on sale of loans sold in the secondary market	(959)	(604)
Origination of loans held for sale in the secondary market	(56,941)	(36,827)
Proceeds from sale of loans in the secondary market	57,900	37,431
(Gain) loss on sale of premises, equipment, and other real estate held for sale	10	6
Writedown of other real estate held for sale	53	135
Stock compensation	450	432
Change in other assets	12,462	7,993
Change in other liabilities	(1,174)	(6,016)
Net cash provided by operating activities	17,604	10,345

Cash Flows from Investing Activities:
Net increase in loans	(28,118)	(19,185)
Net decrease in interest bearing deposits in other financial institutions	3,015	708
Purchase of securities available for sale	(7,225)	(16,390)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	16,752	27,546
Proceeds from FHLBI repurchases of excess stock	—	804
Capital expenditures	(1,833)	(1,123)
Net cash used in Eagle acquisition and reimbursement of contract termination fee	(12,500)	—
Net cash used in Niagara acquisition	(7,325)	—
Proceeds from sale of premises, equipment, and other real estate	1,143	1,190
Net cash (used in) provided by investing activities	(36,091)	(6,450)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	33,159	15,361
Net activity on lines of credit	(8,550)	121
New term debt issuance	19,800	—
Principal payments on borrowings	(274)	(374)
Repurchase of common stock	(150)	(791)
Dividend on common stock	(1,891)	(1,578)
Net cash provided by financing activities	42,094	12,739

Net increase (decrease) in cash and cash equivalents	23,607	16,634
Cash and cash equivalents at beginning of period	25,008	21,947

Cash and cash equivalents at end of period	$48,615	$38,581

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,273	$3,345
Income taxes	100	150

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	1,091	674

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine-month period ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The Corporation continues to maintain a general allowance for loan losses for loans not considered impaired.  The allowance for loan losses is maintained at a level which management believes is adequate to provide for incurred loan losses.  Management periodically evaluates the adequacy of the allowance using the Corporation’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors.  The allowance does not include the effects of expected losses related to future events or future changes in economic conditions.  This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change.  Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely.  In addition, various regulatory agencies periodically review the Corporation’s allowance for loan losses.  These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

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

2.RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the FASB issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is permitted only as of January 1, 2017. The Corporation is currently evaluating the impact of the new guidance and the method of adoption in the consolidated financial results; however, adoption is not expected to have a material impact on the Corporation’s consolidated financial condition and results of operations.

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

In September, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

ASU 2016-13 requires an entity to measure expected credit losses for financial assets over the estimated lifetime of expected credit loss and record an allowance that, when deducted from the amortized cost basis of the financial asset, presents the net amount expected to be collected on the financial asset. The standard includes the following core concepts in determining the expected credit loss.  The estimate must: (a) be based on an asset’s amortized cost (including premiums or discounts, net deferred fees and costs, foreign exchange and fair value hedge accounting adjustments), (b) reflect losses expected over the remaining contractual life of an asset (considering the effect of voluntary prepayments), (c) consider available relevant information about the estimated collectability of cash flows (including information about past events, current conditions, and reasonable and supportable forecasts), and (d) reflect the risk of loss, even when that risk is remote.

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

ASU 2016-13 also amends the impairment model for available-for-sale debt securities and requires entities to determine whether all or a portion of the unrealized loss on an available-for-sale debt security is a credit loss. Management may not use the length of time a security has been in an unrealized loss position as a factor in concluding whether a credit loss exists, as is currently permitted. In addition, an entity will recognize an allowance for credit losses on available-for-sale debt securities as a contra-account to the amortized cost basis rather than as a direct reduction of the amortized cost basis of the investment, as is currently required. As a result, entities will recognize improvements to credit losses on available-for-sale debt securities immediately in earnings rather than as interest income over time under current practice.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015

(Numerator):
Net income	$1,778	$1,018	$2,785	$4,003

(Denominator):
Weighted average shares outstanding	6,238,756	6,238,963	6,226,900	6,247,416
Effect of dilutive stock options, and vesting of restricted stock units	20,999	39,046	33,525	31,400
Diluted weighted average shares outstanding	6,259,755	6,278,009	6,260,425	6,278,816
Income per common share:
Basic	$0.29	$0.16	$.45	$.64
Diluted	$0.28	$0.16	$.45	$.64

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2016 and December 31, 2015 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2016

US Agencies - MBS	$16,254	$176	$(73)	$16,357
US Agencies	24,148	295	—	24,443
Corporate Bonds	18,403	239	—	18,642
Other	3,033	—	—	3,033
Obligations of states and political subdivisions	25,857	561	(7)	26,411

Total securities available for sale	$87,695	$1,271	$(80)	$88,886

December 31, 2015

US Treasury	$12,710	$—	$(64)	$12,646
US Agencies	27,358	62	(43)	27,377
US Agencies - MBS	3,738	31	(10)	3,759
Obligations of states and political subdivisions	9,472	592	(118)	9,946

Total securities available for sale	$53,278	$685	$(235)	$53,728

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $24.168 million and $25.048 million, respectively, at September 30, 2016.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,
	2016	2015

Commercial real estate	$362,858	$312,805
Commercial, financial, and agricultural	136,065	122,140
One to four family residential real estate	211,072	140,502
Construction :
Consumer	11,768	11,770
Commercial	14,343	15,330
Consumer	20,698	15,847

Total loans	$756,804	$618,394

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.  The acquired loans were divided into loans with evidence of credit quality deterioration, which are accounted for under ASC 310-30 (“acquired impaired”) and loans that do not meet that criteria, which are accounted for under ASC 310-20 (“acquired nonimpaired”).  The PFC acquired impaired loans totaled $13.290 million, the Eagle acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  The Corporation recorded all acquired loans at fair value taking into account a number of factors, including remaining life, estimated loss, estimated value of the underlying collateral and net present values of cash flows.  In the first nine months of 2015, the Corporation had positive resolution of one PFC acquired nonperforming loan which resulted in the recognition of approximately $.429 million of the accretable interest.

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

The table below details the outstanding balances of the Niagara acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$29,936	$32,041
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	29,936	31,776
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,336	$31,088

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2016 (dollars in thousands):

	Peninsula			Eagle			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768	$—	$—	$—	$—	$—	$—
Acquisitions	—	—	—	391	1,700	2,091	88	600	688
Accretion	—	(525)	(525)	—	(299)	(299)	—	(49)	(49)
Reclassification from nonaccretable difference	(80)	—	(80)	(54)	—	(54)	—	—	—
Balance, September 30, 2016	$346	$817	$1,163	$337	$1,401	$1,738	$88	$551	$639

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(429)	(525)	(954)
Reclassification from nonaccretable difference	188	—	188
Balance, September 30, 2015	$503	$1,517	$2,020

An analysis of the allowance for loan losses for the nine months ended September 30, 2016 and the year ended December 31, 2015 is as follows (dollars in thousands):

	September 30,	December 31,
	2016	2015

Balance, January 1	$5,004	$5,140
Recoveries on loans previously charged off	120	690
Loans charged off	(612)	(2,030)
Provision	350	1,204

Balance at end of period	$4,862	$5,004

In the first nine months of 2016, net charge-offs were $.492 million, or .10% of average loans, annualized, compared to net charge-offs of $.216 million in the same period in 2015.   In the first nine  months of 2016, the Corporation recorded a provision for loan loss of $.350 million compared to $.855 million in the first nine months of 2015.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,824	700	$78	$348	$5	$23	$1,755	$4,733
Charge-offs	(20)	—	—	(76)	—	(10)	—	(106)
Recoveries	17	4	—	2	—	12	—	35
Provision	(235)	(180)	(16)	133	1	49	448	200
Ending balance ALLR	$1,586	$524	$62	$407	$6	$74	$2,203	$4,862

Nine Months Ended September 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	(245)	(206)	—	(125)	—	(36)	—	(612)
Recoveries	40	40	—	4	7	29	—	120
Provision	180	45	(17)	254	(8)	17	(121)	350
Ending balance ALLR	$1,586	$524	$62	$407	$6	$74	$2,203	$4,862

At September 30, 2016
Loans:
Ending balance	$362,858	$136,065	$14,343	$211,072	$11,768	$20,698	$—	$756,804
Ending balance ALLR	(1,586)	(524)	(62)	(407)	(6)	(74)	(2,203)	(4,862)
Net loans	$361,272	$135,541	$14,281	$210,665	$11,762	$20,624	$(2,203)	$751,942

Ending balance ALLR:
Individually evaluated	$570	$252	$—	$68	$—	$64	$—	$954
Collectively evaluated	1,016	272	62	339	6	10	2,203	3,908
Acquired with deteriorated credit quality	—	—	—	—	—	—	—	—
Total	$1,586	$524	$62	$407	$6	$74	$2,203	$4,862

Ending balance Loans:
Individually evaluated	$2,035	$329	$—	$1,038	$—	$288	$—	$3,690
Collectively evaluated	357,030	135,736	14,343	206,199	11,709	20,410	—	745,427
Acquired with deteriorated credit quality	3,793	—	—	3,835	59	—	—	7,687
Total	$362,858	$136,065	$14,343	$211,072	$11,768	$20,698	$—	$756,804

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

At September 30, 2015
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

Below is a breakdown of loans by risk category as of September 30, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,592	$24,337	$119,657	$209,084	$—	$6,188	$—	$—	$362,858
Commercial, financial and agricultural	9,835	10,946	46,722	67,037	—	1,525	—	—	136,065
Commercial construction	—	912	3,093	4,116	—	404	—	5,818	14,343
One-to-four family residential real estate	545	1,304	3,534	9,133	—	5,284	—	191,272	211,072
Consumer construction	29	—	—	707	—	18	—	11,014	11,768
Consumer	23	—	16	2	—	64	—	20,593	20,698

Total loans	$14,024	$37,499	$173,022	$290,079	$—	$13,483	$—	$228,697	$756,804

Below is a breakdown of loans by risk category as of December 31, 2015 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,072	$26,197	$113,868	$164,954	$—	$5,714	$—	$—	$312,805
Commercial, financial and agricultural	13,067	5,954	47,194	53,791	—	2,134	—	—	122,140
Commercial construction	—	400	3,869	8,257	—	395	—	2,409	15,330
One-to-four family residential real estate	591	1,222	3,172	4,078	—	4,093	—	127,346	140,502
Consumer construction	—	—	—	—	—	—	—	11,770	11,770
Consumer	24	—	19	—	—	61	—	15,743	15,847

Total loans	$15,754	$33,773	$168,122	$231,080	$—	$12,397	$—	$157,268	$618,394

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.  There was no interest income recorded during impairment for the three months ended September 30, 2016 and that which was recorded for the nine months ended September 30, 2016 was $.542  million. Interest income that would have been recognized during this period was $.033 million and $.611 million, respectively.  For the three months and nine months ended September 30, 2015, interest income recorded during impairment was $.076 million and $.704 million, and the amount that would have been recognized was $.140 million and $.971 million.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2016

With no valuation reserve:
Commercial real estate	$593	$3,272	$4,011	$4,273	$—	$—	$29	$295	$330
Commercial, financial and agricultural	—	—	109	208	—	—	—	6	10
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	2,107	3,360	4,697	4,141	—	—	4	237	266
Consumer construction	18	59	18	19	—	—	—	4	4
Consumer	9	—	84	72	—	—	—	—	1

With a valuation reserve:
Commercial real estate	$1,528	$—	$1,226	$702	$170	$—	$—	—	$—
Commercial, financial and agricultural	328	—	—	—	231	—	—	—	—
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	—	—	94	91	—	—	—	—	—
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	54	—	5	6	53	—	—	—	—

Total:
Commercial real estate	$2,121	$3,272	$5,237	$4,975	$170	$—	$29	$295	$330
Commercial, financial and agricultural	328	—	109	208	231	—	—	6	10
Commercial construction	—	—	—	—	—	—	—	—	—
One to four family residential real estate	2,107	3,360	4,791	4,232	—	—	4	237	266
Consumer construction	18	59	18	19	—	—	—	4	4
Consumer	63	—	89	78	53	—	—	—	1
Total	$4,637	$6,691	$10,244	$9,512	$454	$—	$33	$542	$611

					Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Related	Recognized	on
	Basis	Basis	Investment	Valuation Reserve	During Impairment	Accrual Basis
December 31, 2015

With no valuation reserve:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	—	1,778	4,849	—	78	214
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,267	2,385	5,413	—	137	205
Consumer construction	20	2	99	—	—	1
Consumer	50	1	102	—	1	2

With a valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	460	—	699	192	—	36
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	229	—	232	58	—	6
Consumer construction	—	—	—	—	—	—
Consumer	10	0	10	1	0	0

Total:
Commercial real estate	$471	$4,051	$7,205	$—	$576	$655
Commercial, financial and agricultural	460	1,778	5,548	192	78	250
Commercial construction	—	—	260	—	3	6
One to four family residential real estate	1,496	2,385	5,645	58	137	211
Consumer construction	20	2	99	—	—	1
Consumer	60	1	112	1	1	2
Total	$2,507	$8,217	$18,869	$251	$795	$1,125

						Three Months Ended		Nine Months Ended
			QTD	YTD		Interest Income	Interest Income	Interest Income	Interest Income
	Nonaccrual	Accrual	Average	Average	Related	Recognized	on	Recognized	on
	Basis	Basis	Investment	Investment	Valuation Reserve	During Impairment	Accrual Basis	During Impairment	Accrual Basis
September 30, 2015

With no valuation reserve:
Commercial real estate	$692	$3,978	$4,740	$5,344	$—	$41	$45	$574	$611
Commercial, financial and agricultural	—	179	219	357	—	2	2	21	23
Commercial construction	—	—	—	103	—	—	0	3	7
One to four family residential real estate	1,017	2,584	3,968	4,401	—	33	37	105	150
Consumer construction	21	2	76	117	—	—	—	—	1
Consumer	5	2	20	20	—	—	—	1	1

With a valuation reserve:
Commercial real estate	$929	$—	$929	$686	$118	$—	$6	$—	$26
Commercial, financial and agricultural	4,706	—	4,747	3,935	1,927	—	50	—	140
Commercial construction	—	—	—	—	—	—	—	—	0
One to four family residential real estate	597	—	576	546	84	—	0	—	12
Consumer construction	—	—	—	—	—	—	—	—	—
Consumer	61	—	20	20	—	—	—	—	—

Total:
Commercial real estate	$1,621	$3,978	$5,669	$6,030	$118	$41	$51	$574	$637
Commercial, financial and agricultural	4,706	179	4,966	4,292	1,927	2	52	21	163
Commercial construction	—	—	—	103	—	—	—	3	7
One to four family residential real estate	1,614	2,584	4,544	4,947	84	33	37	105	162
Consumer construction	21	2	76	117	—	—	—	—	1
Consumer	66	2	40	40	—	—	—	1	1
Total	$8,028	$6,745	$15,295	$15,529	$2,129	$76	$140	$704	$971

A summary of past due loans at September 30, 2016 and December 31, 2015 is as follows (dollars in thousands):

	September 30,			December 31,
	2016			2015
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$1,008	$2,122	$3,130	$521	$471	$992
Commercial, financial and agricultural	1,710	328	2,038	222	460	682
Commercial construction	678	34	712	270	—	270
One to four family residential real estate	1,381	2,106	3,487	807	1,528	2,335
Consumer construction	—	—	—	—	20	20
Consumer	198	77	275	130	60	190

Total past due loans	$4,975	$4,667	$9,642	$1,950	$2,539	$4,489

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

There were no troubled debt restructurings that occurred during the nine months ended September 30, 2016 or September 30, 2015.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Nine Months Ended	Year ended
	September 30,	December 31,
	2016	2015
Loans outstanding, January 1	$6,887	$8,789
New loans	—	—
Net activity on revolving lines of credit	1,720	778
Repayment	(2,269)	(2,680)

Loans outstanding at end of period	$6,338	$6,887

There were no loans to related parties classified substandard as of September 30, 2016 or December 31, 2015.  In addition to the outstanding balances above, there were unfunded commitments of $1.694 million to related parties at September 30, 2016.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.  During 2016, the Corporation recorded $1.839 million of goodwill and $.993 million of deposit based intangible assets associated with the acquisition of Eagle.  During the third quarter of 2016, the Corporation recorded $.050 million of goodwill and $.300 million of deposit based intangible assets associated with the acquisition of Niagara.

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

The deposit based intangible is reported net of accumulated amortization at $2.235 million at September 30, 2016.  Amortization expense in the first nine months of 2016 is $.129 million.  Amortization expense for the next five years is expected to be at $.250 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2016, the Corporation had obligations to service approximately $233.356 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 9.45% and a discount rate of 8.97% for September 30, 2016.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30,	December 31,
	2016	2015

Balance at beginning of period	$1,965	$1,994
Additions from loans sold with servicing retained	—	585
Acquired MSRs	207	—
Amortization	(495)	(614)

Balance at end of period	$1,677	$1,965
Balance of loan servicing portfolio	$233,356	$224,612
Mortgage servicing rights as % of portfolio	.72%	.87%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at September 30, 2016 and December 31, 2015 was approximately $43.2 million and $63.0 million, respectively. The Corporation valued these servicing rights at $.147 million as of September 30, 2016 and at $.170 million as of December 31, 2015.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015

Federal Home Loan Bank fixed rate advances at September 30, 2016 with a weighted average rate of 2.01% maturing in 2016, 2017, 2018, 2019 and 2020	$46,000	$35,000
Correspondent bank line of credit - holding company	—	7,750
Correspondent bank term note, current floor rate of 4%, maturing April 30, 2019	21,100	2,300
USDA Rural Development, fixed-rate note payable, maturing August 24, 2024 interest payable at 1%	630	704

	$67,730	$45,754

The Federal Home Loan Bank borrowings are collateralized at September 30, 2016 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately  $47.533 million; mortgage related and municipal securities with an amortized cost and estimated fair value of  $11.000 million and  $11.094 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.926 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2016.

The USDA Rural Development borrowing is collateralized by loans totaling $.108 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.583 million, and guaranteed by the Corporation.

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

9.DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2016 are $.063 million.  The anticipated distributions over the next five years and through December 31, 2025 are detailed in the table below (dollars in thousands):

2016	$134
2017	132
2018	129
2019	126
2020	125
2021-2025	690
Total	$1,336

At September 30, 2016, the plan’s assets had a fair value of $2.033 million and the Corporation had a net liability of $1.147 million.  The accumulated benefit obligation was $3.180 million.  At September 30, 2015, the plan’s assets had a fair value of $2.107 million and the Corporation had a net liability of $1.183 million.  The accumulated benefit obligation at September 30, 2015 was $3.290 million.

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

The Corporation has historically granted RSUs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

Date of Award	Units Granted	Market Value at grant date	Vesting Term	Annual Compensation Cost (in thousands)
August, 2012	148,500	$ 7.91	4 years	$ 294
March, 2014	52,774	12.95	4 years	171
March, 2015	37,730	11.15	4 years	105
May, 2015	3,000	10.77	Immediate	32
February, 2016	35,733	9.91	4 years	89

On August 31, 2013, 2014, 2015 and 2016, the Corporation issued 37,125 shares of its common stock for vested RSUs, in each year. In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSUs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSUs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2016	114,435	$10.72
Granted during the year	35,733	9.91
Vested during the year	(59,751)	9.53
Nonvested balance at September 30, 2016	90,417	$11.19

A summary of stock option transactions for the nine months ended September 30, 2016 and 2015, and the year ended December 31, 2015, is as follows:

	September 30,	December 31,
	2016	2015
Outstanding shares at beginning of year	10,000	20,000
Granted during the year	—	—
Exercised during the year	—	—
Expired during the year	—	(10,000)
Outstanding shares at end of period	10,000	10,000
Exercisable shares at end of period	2,000	2,000
Weighted average exercise price per share at end of period	$12.00	$12.00
Shares available for grant at end of period	—	—

There were no options granted in the first nine months of 2016 and 2015.

Following is a summary of the options outstanding and exercisable at September 30, 2016.

				Weighted Average
Exercise	Number			Remaining
Price	Outstanding	Exercisable	Unvested Options	Contractual Life-Years

$12.00	10,000	2,000	8,000.25

Options issued since the Corporation’s recapitalization in December of 2004 call for 20% immediate vesting upon issue and subsequent vesting to occur over a two to five year period, based upon the market value appreciation of the Corporation’s underlying stock.  Compensation related to these options was expensed based upon the vesting period without consideration given to market value appreciation.  There are no future compensation expenses related to existing option programs.

11.INCOME TAXES

The Corporation has reported deferred tax assets of $9.287 million at September 30, 2016. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $11.200 million, and $2.300 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2016 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.922 million for the three months ended September 30, 2016 and an expense of $1.481 million for the nine months ended September 30, 2016 and a deferred tax expense of $.526 million and $2.074 million for the three and nine months ended September 30, 2015.

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

The following table presents information for financial instruments at September 30, 2016 and December 31, 2015 (dollars in thousands):

		September 30, 2016		December 31, 2015
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$48,615	$48,615	$25,008	$25,008
Interest-bearing deposits	Level 2	14,047	14,047	5,089	5,089
Securities available for sale	Level 2	88,886	88,886	53,728	53,728
Federal Home Loan Bank stock	Level 2	2,926	2,926	2,169	2,169
Net loans	Level 3	751,942	756,548	613,390	614,187
Accrued interest receivable	Level 3	1,998	1,998	1,416	1,416

Total financial assets		$908,414	$913,020	$700,800	$701,597

Financial liabilities:
Deposits	Level 2	$807,180	$805,299	$610,323	$607,636
Borrowings	Level 2	67,730	69,085	45,754	45,989
Accrued interest payable	Level 3	319	319	174	174

Total financial liabilties		$875,229	$874,703	$656,251	$653,799

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2016, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2016, December 31, 2015 and September 30, 2015 were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2016, or December 31, 2015.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2016	(Level 1)	(Level 2)	(Level 3)	September 30, 2016	September 30, 2016
Assets

Impaired loans	$11,328	$—	$—	$11,328	$80	$583
Other real estate owned	3,269	—	—	3,269	60	62
					$140	645

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Assets

Impaired loans	$10,724	$—	$—	$10,724	$1,852
Other real estate held for sale	2,324	—	—	2,324	332
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The Corporation repurchased 14,000 shares thus far in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date.  As of September 30, 2016, $.026 million of the total authorization was available for future purchases.

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

	September 30,	December 31,
	2016	2015
Commitments to extend credit:
Variable rate	$69,478	$53,628
Fixed rate	36,602	26,846
Standby letters of credit - Variable rate	8,042	6,390
Credit card commitments - Fixed rate	5,458	3,747

	$119,580	$90,611

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2016 represents $110.252 million, or  21.48%, compared to  $102.897 million, or 23.11%, of the commercial loan portfolio on September 30, 2015.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

The table below highlights the allocation of the purchase price (dollars in thousands, except per share data):

Purchase Price:

Eagle shares outstanding	85,776
Price per share/Cash price	$145.73
Total purchase price		$12,500
Reimbursement of termination fees		(1,763)
Cash consideration		$10,737

Net assets acquired:

Cash and cash equivalents	$10,600
Securities available for sale	24,046
Valuation mark	(750)
FRB & FHLB Stock	575
Total Loans	84,138
Allowance for loan losses	(611)
Valuation mark - ASC 310-30, nonperforming	(1,563)
- ASC 310-20, performing	(1,700)
Allowance for loan loss reversal	611
Premises and equipment	1,931
Other real estate owned	1,795
Valuation mark	(891)
Deposit based intangible	993
Mortgage servicing rights	120
Deferred tax benefit - book for valuation marks	948
Bank owned life insurance	4,132
Other assets	323
Total assets	124,697

Non-interest bearing deposits	22,349
Interest bearing deposits	82,165
Total deposits	104,514
FHLB Borrowings	11,000
Other liabilities	285
Total liabilities	115,799
Net assets acquired		8,898

Goodwill		$1,839

The results of operations for the nine months ended September 30, 2016 include the operating results of the acquired assets and assumed liablities for the 153 days subsequent to the acquisition date.  Eagle’s results of operations prior to the acquisition date are not included in the Corporation’s consolidated statement of comprehensive income.

In addition to the data processing termination fees of $1.763 million, the Corporation incurred other Eagle transaction related expenses of $.890 million, for a total of $2.653 million, or $1.751 million on an after tax basis during the nine months ended September 30, 2016.  These expenses included professional services such as legal, accounting, employee severance payments and contractual arrangements for consulting services.

Niagara Bancorporation

The Corporation completed its acquisition of Niagara Bancorporation, Inc. (“Niagara”) in August 2016.  Niagara had four branch offices and approximately $67 million in assets as of August 31, 2016. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a cash payment of $7.325 million.

The table below highlights the allocation of the purchase price (dollars in thousands, except per share data):

Purchase Price:

Eagle shares outstanding	4,354
Price per share/Cash price	$1,682.36
Total purchase price		$7,325

Net assets acquired:

Cash and cash equivalents	$9,778
Securities available for sale	21,491
FRB & FHLB Stock	287
Total Loans	32,660
Allowance for loan losses	(358)
Valuation mark - ASC 310-30, nonperforming	(353)
- ASC 310-20, performing	(600)
Allowance for loan loss reversal	358
Premises and equipment	926
Other real estate owned	450
Valuation mark	(149)
Deposit based intangible	300
Mortgage servicing rights	87
Deferred tax benefit - book for valuation marks	273
Deferred tax benefit	124
Bank owned life insurance	1,109
Other assets	302
Total assets	66,685

Non-interest bearing deposits	5,396
Interest bearing deposits	53,788
Total deposits	59,184
Other liabilities	226
Total liabilities	59,410
Net assets acquired		7,275

Goodwill		$50

The results of operations for the nine months ended September 30, 2016 include the operating results of the acquired assets and assumed liablities for the 30 days subsequent to the acquisition date.  Niagara’s results of operations prior to the acquisition date are not included in the Corporation’s consolidated statement of comprehensive income.

The Corporation incurred Niagara  transaction related expenses of $.275 million, $.182 million on an after tax basis during the nine months ended September 30, 2016.  These expenses included professional services such as data processing, legal, accounting, employee severance payments, and contractual arrangements for consulting services.

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2016, and the year ended December 31, 2015 as if both the Eagle acquisition and Niagara acquistion had occurred on January 1 of each year.  These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Eagle.  In addition, the merger related costs noted above are excluded from the nine months ended September 30, 2016 results of operations, for comparative proforma purposes.  Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period presented, nor are the intended to represent or be indicative of future results of the Corporation.

Proforma Mackinac Financial Combined with Eagle River and Niagara

	Nine months ended	Year Ended
	September 30, 2016	December 31, 2015

Net interest income	$26,833	$35,492
Noninterest income	3,744	5,533
Noninterest expense	25,431	30,691
Net income	3,396	7,117
Net income per diluted share	$.54	1.13

Fair Value

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of those determinations is related to the valuation of acquired loans.  For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans.  The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses and other factors, such as prepayments.  In accordance with the applicable accounting guidance for business combinations, there was no carry-over of either Eagle’s or Niagara’s previously established allowance for loan losses.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recently completed acquisitions of The First National Bank of Eagle River and Niagara Bancorporation, Inc.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2016, net deferred tax assets were approximately $9.287 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion will cover results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  It should be noted that there are non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the Corporation.  These disclosures are specifically noted where present.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2015.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2016 net income of $1.778 million, or $.29 per share, compared to net income available to common shareholders of $1.018 million, or $.16 per share for the third quarter of 2015. In connection with the acquisitions of Niagara and Eagle, the Corporation had total GAAP pre-tax transaction related expenses for the third quarter of $.359 million that reduced net income by $.237 million or $.04 per share, on an after tax basis.  The adjusted net income (a non-GAAP measure) for the third quarter of 2016 (exclusive of all transaction related expenses) is $2.015 million, or $.32 per share.

Operating results for the first nine months of 2016, including transaction related expenses from both Niagara and Eagle River, totaled $2.785 million, or $.45 per share, compared to $4.003 million, or $.64 per share, for the same period in 2015. Year-to-date transaction related expenses, largely associated with the early termination of the Eagle River data processing system, totaled $2.928 million with an after-tax impact of $1.932 million on earnings equating to $.31 per share. Adjusted net income (a non-GAAP measure) for the first nine months of 2016 for the Corporation is $4.718 million, or $.76 per share.

Weighted average shares for the nine month period in 2016 totaled 6,226,900, compared to 6,247,416 shares in the same period of 2015.  Weighted average shares for the third quarter of 2016 were 6,238,756, compared to 6,238,963 for the same period in 2015.

The net interest margin for the third quarter of 2016 was $8.696 million, or 4.18%, compared to $7.235 million, or 4.18% in the third quarter of 2015.  The nine month net interest margin in 2016 was $23.980 million, or 4.21%, compared to $21.755 million, or 4.29%, in 2015.

Total assets of the Corporation at September 30, 2016 were $959.121 million, up by $219.852 million, or 29.74%, from the $739.269 million in total assets reported at year-end 2015.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $23.607 million during the first nine months of 2016.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $35.158 million from December 31, 2015 to September 30, 2016, with the balance on September 30, 2016 totaling $88.886 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of September 30, 2016, investment securities with an estimated fair value of $25.048 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first nine months of 2016, loan balances increased by $138.410 million from December 31, 2015 balances of $618.394 million.  During the first nine months of 2016, the Bank had total loan production of $206.8 million, which included $56.9 million of secondary market loan production.  This loan production, however, was offset by loan principal runoff, paydowns and amortization.

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

Following is a summary of the loan portfolio at September 31, 2016 and December 31, 2015 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of
	2016	Total	2015	Total

Commercial real estate	$362,858	47.95%	$312,805	50.59%
Commercial, financial, and agricultural	136,065	17.98	122,140	19.75
One to four family residential real estate	211,072	27.89	140,502	22.72
Construction:
Consumer	11,768	1.55	11,770	1.90
Commercial	14,343	1.90	15,330	2.48
Consumer	20,698	2.73	15,847	2.56
Total loans	$756,804	100.00%	$618,394	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2016 and December 31, 2015 (dollars in thousands):

	September 30, 2016			December 31, 2015
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	110,252	22.15%	144.68%	102,620	22.79%	133.97%
Hospitality and tourism	53,182	9.59	62.65	41,300	9.17	53.92
Lessors of residential buildings	23,939	5.30	34.59	25,930	5.76	33.85
Gasoline stations and convenience stores	20,286	4.09	26.70	21,647	4.81	28.26
Commercial construction	14,343	3.69	24.10	15,330	3.40	20.01
Real estate agents and managers	9,962	3.31	21.61	11,225	2.49	14.65
Other	281,302	51.87	338.88	232,223	51.58	303.16
Total Commercial Loans	$513,266	100.00%		$450,275	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of September 30, 2016.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2016, our residential loan portfolio totaled $222.840 million, or 29.45% of our total outstanding loans.

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

Credit Quality

Management analyzes the allowance for loan losses in detail on a monthly basis to determine whether the losses inherent in the portfolio are properly reserved for.  Net charge-offs for the nine months ended September 30, 2016 amounted to $.492 million, compared to net charge-offs of $.216 million, for the same period in 2015.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2016	2015

Nonperforming Assets:
Nonaccrual loans	$4,498	$2,353
Loans past due 90 days or more	32	32
Restructured loans	139	154
Total nonperforming loans	4,669	2,539
Other real estate owned	3,269	2,324
Total nonperforming assets	$7,938	$4,863
Nonperforming loans as a % of loans	0.62%	0.41%
Nonperforming assets as a % of assets	0.83%	0.66%
Reserve for Loan Losses:
At period end	$4,862	$5,004
As a % of average loans	.71%	.83%
As a % of nonperforming loans	104.13%	197.09%
As a % of nonaccrual loans	108.09%	212.66%
Texas Ratio	10.55%	6.34%

Nonperforming assets at $7.938 million have increased in 2016 by $3.075 million from the $4.863 million at 2015 year end, largely a result of the nonperforming assets garnered in the Eagle and Niagara acquisitions.

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	September 30, 2016	December 31, 2015

Total loans, at period end	$756,804	618,394
Average loans for the period	$680,027	$602,904

	For the Period Ended
	Nine Months Ended	Twelve Months Ended
	September 30, 2016	December 31, 2015

Net charge-offs (recoveries) during the period	$492	1,340
Net charge-offs to average loans, annualized	.10%	.22%

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

As of September 30, 2016, the allowance for loan losses represented .65% of total loans.  At September 30, 2016, the allowance included specific reserves in the amount of $.954 million, as compared to specific reserves of $.727 million at December 31, 2015.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2016	December 31, 2015

Balance at beginning of period	$2,324	$3,010
Other real estate acquired, net of purchase accounting adjustments	1,242	—
Other real estate transferred from loans due to foreclosure	1,091	1,376
Other real estate sold, net of purchase accounting adjustments	(1,128)	(1,702)
Transferred out of other real estate for bank use	(197)	—
Writedowns on other real estate held for sale, including purchase accounting adjustment	(53)	(295)
Loss on sale of other real estate held for sale	(10)	(65)

Balance at end of period	$3,269	$2,324

During the first nine months of 2016, the Corporation received real estate in lieu of loan payments of $1.091 million.  Other real estate is initially valued at the lower of cost or the fair value less selling costs.  After the initial receipt, management periodically re-evaluates the recorded balances and any additional reductions in the fair value result in a write-down of other real estate.

Deposits

The Corporation had an increase in deposits in the first nine months of 2016.  Total deposits increased by $196.857 million, or 32.25%, in the first nine months of 2016.  The increase in deposits for the first nine months of 2016 is composed of an increase in core deposits of $180.342 million and an increase in noncore deposits of $16.515 million.  These increases included the acquisition of Eagle deposits amounting to $104.514 million and Niagara deposits amounting to $59.184 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits with the introduction of several new deposit products and competitive deposit pricing.    Management also utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive as to both terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,
	2016	% of Total	2015	% of Total

Noninterest bearing	$163,278	20.23%	$122,775	20.12%
NOW, money market, checking	287,097	35.57	202,784	33.23
Savings	60,322	7.47	30,882	5.06
Certificates of Deposit <$250,000	150,170	18.60	124,084	20.33
Total core deposits	660,867	81.87	480,525	78.73

Certificates of Deposit >$250,000	9,015	1.12	8,532	1.40
Brokered CDs	137,298	17.01	121,266	19.87
Total non-core deposits	146,313	18.13	129,798	21.27

Total deposits	$807,180	100.00%	$610,323	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2016, this source of funding totaled $46 million and the Corporation secured this funding by pledging loans and investments.  The $46 million of FHLB borrowings has a weighted average maturity of 1.75 years and a weighted average rate of 2.01% at September 30, 2016.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.630 million, with a fixed interest rate of 1% that matures in August 2024.

In addition to the above, the Corporation currently has one banking borrowing relationship.  The relationship consists of a nonrevolving line of credit and a term note.  The line of credit had no balance at September 30, 2016 and bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on April 30, 2018.  The term note had a September 30, 2016 balance of $21.100 million, bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $550,000 beginning March 31, 2017.

Shareholders’ Equity

Total shareholders’ equity increased $1.683 million from December 31, 2015 to September 30, 2016.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $2.785 million, a reduction for cash dividends on common stock of $1.891 million, increases due to stock compensation of $.450 million, an increase in the market value of securities of $.489 million and a decrease due to the repurchase of common stock of $.150 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $2.785 million, or $.45 per share, in the first nine months of 2016, compared to $4.003 million, or $.64 per share, for the first nine months of 2015.

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

Net interest margin on a fully taxable equivalent basis amounted to $24.049 million, 4.23% of average earning assets, in the first nine months of 2016, compared to $21.827 million, and 4.31% of average earning assets, in the first half of 2015.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2016-2015
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2016	2015	(Decrease)	2016	2015	2016	2015	Variance	Variance	Variance	Variance

Loans (1,2,3)	$734,702	$614,315	$120,387	5.13%	5.18%	$9,470	$8,027	$1,443	$1,554	$12	$(123)
Taxable securities	59,881	49,578	10,303	2.57	2.26	387	282	105	59	38	8
Nontaxable securities (2)	16,927	9,888	7,039	2.02	1.97	86	49	37	17	26	(6)
Federal funds sold	12,358	5,219	7,139	0.23	0	7	1	6	1	2	3
Other interest-earning assets	11,043	7,423	3,620	3.03	2.46	84	46	38	18	20	—
Total earning assets	834,911	686,423	148,488	4.78	4.86	10,034	8,405	1,629	1,649	98	(118)
Reserve for loan losses	(4,855)	(5,565)	710
Cash and due from banks	52,367	31,319	21,048
Fixed Assets	15,185	12,703	2,482
Other Real Estate	3,480	2,342	1,138
Other assets	29,265	23,931	5,334
Total assets	$930,353	$751,153	$179,200

NOW and money market deposits	$215,372	$158,155	$57,217.33		.32	$180	$127	$53	$46	$4	$3
Interest checking	59,443	52,706	6,737.15		.18	23	24	(1)	3	(4)	—
Savings deposits	53,338	30,688	22,650.09		.10	12	8	4	6	(1)	(1)
Certificates of deposit	144,466	161,746	(17,280)	.84	1.03	306	420	(114)	(45)	(81)	12
Brokered deposits	149,839	107,951	41,888.93		.97	349	264	85	102	(12)	(5)
Borrowings	69,308	50,458	18,850	2.03	2.41	354	307	47	116	(52)	(17)
Total interest-bearing liabilities	691,766	561,704	130,062.70		.81	1,224	1,150	74	228	(146)	(8)
Demand deposits	157,808	113,282	44,526
Other liabilities	2,752	(195)	2,947
Shareholders’ equity	78,027	76,362	1,665
Total liabilities and shareholders’ equity	$930,353	$751,153	$179,200
Rate spread				4.08%	4.05%
Net interest margin/revenue				4.20%	4.19%	$8,810	$7,255	$1,555	$1,421	$244	$(110)

	Nine Months Ended
								2016-2015
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2016	2015	(Decrease)	2016	2015	2016	2015	Variance	Variance	Variance	Variance

Loans (1,2,3)	$680,137	$607,284	$72,853	5.13%	5.28%	$26,128	$23,999	$2,129	$2,879	$(691)	$(59)
Taxable securities	54,014	50,468	3,546	2.36	2.24	954	845	109	59	46	4
Nontaxable securities (2)	12,863	10,224	2,639	1.80	2.58	173	197	(24)	51	(60)	(15)
Federal funds sold	4,576	1761	2,815.26		0	9	1	8	2	2	4
Other interest-earning assets	8,598	8,019	579	3.15	2.45	203	147	56	11	42	3
Total earning assets	760,188	677,756	82,432	4.83	4.97	27,467	25,189	2,278	3,002	(661)	(63)
Reserve for loan losses	(5,015)	(5419)	404
Cash and due from banks	36,529	25,675	10,854
Fixed Assets	13,935	12,684	1,251
Other Real Estate	3,371	2,505	866
Other assets	25,370	27,392	(2,022)
Total assets	$834,378	$740,593	$93,785

NOW and money market deposits	$189,765	$158,082	$31,683.33		.30	$462	$357	$105	$72	$28	$5
Interest checking	52,063	52,208	(145)	.16	.19	62	73	(11)	—	(11)	—
Savings deposits	43,467	29,637	13,830.10		.10	32	22	10	10	—	—
Certificates of deposit	135,162	160,674	(25,512)	.90	1.05	914	1,260	(346)	(200)	(174)	28
Brokered deposits	130,280	101,395	28,885.96		1.00	940	755	185	215	(24)	(6)
Borrowings	65,505	53,223	12,282	2.06	2.25	1,008	895	113	207	(77)	(17)
Total interest-bearing liabilities	616,242	555,219	61,023.74		.81	3,418	3,362	56	304	(258)	10
Demand deposits	137,395	104,815	32,580
Other liabilities	2,477	5,123	(2,646)
Shareholders’ equity	78,264	75,436	2,828
Total liabilities and shareholders’ equity	$834,378	$740,593	$93,785
Rate spread				4.09%	4.16%
Net interest margin/revenue				4.23%	4.31%	$24,049	$21,827	$2,222	$2,698	$(403)	$(73)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes fees.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2016, the Corporation recorded a loan loss provision of $.350 million, compared to $.855 million in the first nine months of 2015.  There were net charge-offs of $.492 million in the first nine months of 2016, compared to net charge-offs of $.216 million for the same period in 2015.

Other Income

Other income was $3.012 million in the first nine months of 2016, compared to $2.747 million in the same period in 2015.  The increases year over year were largely a result of increased SBA/USDA loan sale gains and increased secondary market mortgage income.  With respect to mortgage servicing income, the Corporation has slowed the retention of mortgage servicing on those loans sold to the secondary market, which has contributed to the decrease year over year in this category.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Dollars	Percent	2016	2015	Dollars	Percent

Deposit service fees	$259	$196	$63	32.14%	$723	$624	$99	15.87%
Income from loans sold in the secondary market	512	301	211	70.10	1,118	750	368	49.07
SBA/USDA loan sale gains	551	40	511	1,277.50	717	440	277	62.95
Mortgage servicing (amortization) income	(12)	9	(21)	(233.33)	(74)	239	(313)	(130.96)
Net realized security gains	40	133	(93)	(69.92)	149	402	(253)	(62.94)
Other noninterest income	139	94	45	47.87	379	292	87	29.79

Total other income	$1,489	$773	$716	92.63%	$3,012	$2,747	$265	9.65%

Other Expense

For the first nine months of 2016, the Corporation recorded other expenses of $22.376 million, compared to $17.570 million in 2015, an increase of $4.806 million.  The 2016 increase from the first nine months of 2015 was due to transaction related expenses of $2.928 million incurred with the acquisitions of Eagle and Niagara, as well as customary employee compensation and retention related costs to ensure our personnel infrastructure keeps pace with our growing asset base and subsequent regulatory platform monitoring needs.

The following table details other expense for the three and nine months ended September 30, 2016 and 2015 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2016	2015	Dollars	Percentage	2016	2015	Dollars	Percentage

Salaries and employee benefits	$3,687	$3,139	$548	17.46%	$10,592	$9,102	$1,490	16.37%
Occupancy	680	602	78	12.96	1,960	1,804	156	8.65
Furniture and equipment	440	370	70	18.92	1,248	1,159	89	7.68
Data processing	440	327	113	34.56	1,118	1,041	77	7.40
Advertising	157	153	4	2.61	494	399	95	23.81
Professional service fees	309	348	(39)	(11.21)	807	928	(121)	(13.04)
Loan and deposit	152	136	16	11.76	434	399	35	8.77
Writedowns and losses on other real estate held for sale	60	104	(44)	(42.31)	62	141	(79)	(56.03)
FDIC insurance premiums	131	135	(4)	(2.96)	356	383	(27)	(7.05)
Telephone	140	108	32	29.63	374	346	28	8.09
Transaction related expenses	359	—	359	N/A	2,928	—	2,928	N/A
Other	730	692	38	5.49	2,003	1,868	135	7.23
Total other expense	$7,285	$6,114	$1,171	19.15%	$22,376	$17,570	$4,806	27.35%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the nine months ended September 30, 2016 of $1.481 million, compared to $2.074 million a year earlier.

The Corporation has reported deferred tax assets of $9.287 million at September 30, 2016.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $11.200 million and $2.300 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2016 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $48.615 million in cash and cash equivalents and $63.838 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first nine months of 2016, the Corporation increased cash and cash equivalents by $23.607 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  The Corporation also has a line of credit with a correspondent bank with current availability of $5.000 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.”

Liquidity is managed by the Corporation through its Asset and Liability Committee (“ALCO”).  The ALCO Committee meets regularly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management.  The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity is best illustrated by the mix in the Bank’s core and noncore funding dependence ratio, which explains the degree of reliance on noncore liabilities to fund long-term assets.

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At September 30, 2016, the Bank’s core deposits in relation to total funding were 75.54% compared to 73.24% at September 30, 2015.  These ratios indicate that at September 30, 2016, that the Bank had slightly decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2016, the Bank had $43.000 million of unsecured lines available and additional funding sources available if secured.  The bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of September 30, 2016, the Corporation is adequately capitalized.

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

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of September 30, 2016 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$72,376	9.3%	>	$62,457	>	8.0%	>	$78,071	>	10.0%
mBank	$96,179	11.6%	>	$62,187	>	8.0%	>	$77,734	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$67,514	8.7%	>	$46,842	>	6.0%	>	$62,457	>	8.0%
mBank	$85,408	11.0%	>	$46,640	>	6.0%	>	$62,187	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$67,514	8.7%	>	$35,132	>	4.5%	>	$50,746	>	6.5%
mBank	$85,408	11.0%	>	$34,980	>	4.5%	>	$50,527	>	6.5%

Tier 1 capital to average assets:
Consolidated	$67,514	7.4%	>	$36,749	>	4.0%	>	$45,937	>	5.0%
mBank	$85,408	9.3%	>	$36,809	>	4.0%	>	$46,011	>	5.0%

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

As of September 30, 2016, the Corporation had established interest rate floors on approximately $150.301 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $130.263 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $19.968 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $88.886 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of September 30, 2016.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

As of September 30, 2016, the Corporation has $510.697 million of transactional accounts, of which $163.278 million consists of noninterest bearing demand deposit balances.  Transaction account balances have increased significantly in the last year due in part to the acquisitions of Eagle and Niagara, as well as the Corporation’s focus on these low costs accounts by developing new attractive products and increased sales efforts to municipalities, schools and businesses.  These transactional account balances provide additional repricing flexibility in changing interest rate environments since they have no scheduled maturities and interest rates can be reset at any time.

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

The following is the Corporation’s repricing opportunities at September 30, 2016 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$273,535	182,968	298,188	2,113	$756,804
Securities	8,603	4,408	53,756	22,119	88,886
Other (1)	5,597	5,046	8,298	447	19,388

Total interest-earning assets	287,735	192,422	360,242	24,679	865,078

Interest-bearing obligations:
NOW, money market, savings and interest checking	347,419	—	—	—	347,419
Time deposits	31,925	61,525	63,198	2,537	159,185
Brokered CDs	29,592	85,591	22,115	—	137,298
Borrowings	6,000	1,724	59,450	556	67,730

Total interest-bearing obligations	414,936	148,840	144,763	3,093	711,632

Gap	$(127,201)	$43,582	$215,479	$21,586	$153,446

Cumulative gap	$(127,201)	$(83,619)	$131,860	$153,446

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at September 30, 2016, the Corporation had a cumulative liability sensitivity gap position of $83.619 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2015, the Corporation had a cumulative liability sensitivity gap position of $37.492 million within the one-year time frame.

The borrowings in the gap analysis include $46.000 million of FHLB advances that have a weighted average maturity of 1.75 years and a weighted average rate of 2.01%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2016, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined, under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of September 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

July 1, 2016 to July 31, 2016	—	$—	—	$25,335
August 1, 2016 to August 31, 2016	—	$—	—	25,335
September 1, 2016 to September 30, 2016	—	$—	—	25,335

Total Third Quarter 2016	—	$—	—

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

Exhibit 10.1

Amended and Restated Emloyment Agreement, dated as of August 1, 2016, by and between Mackinac Financial Corporation and Jesse Deering, filed with the SEC on August 1, 2016 as Exhibit 10.1 to the Corporation’s Current Report on Form 8-K filed and incorporated herein by reference.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2016	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)