Form 10-K
period 2016-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2017-03-30
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting
		(Do not check if a smaller	company ☒
Reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $11.01 as of June 30, 2016, was $42.498 million.  As of March 28, 2017, there were outstanding, 6,294,930 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the 2017 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.Business

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

On April 29, 2016, the Corporation completed its acquisition of The First National Bank of Eagle River (“Eagle River.”)  Eagle River had three branch offices and approximately $125 million in assets as of the acquisition date.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a cash payment of $12.5 million.

On August 31, 2016, the Corporation completed its acquisition of Niagara Bancorporation (“Niagara”) and its wholly owned subsidiary, First National Bank of Niagara.  Niagara had four branch offices and approximately $67 million in assets. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a cash payment of $7.325 million.

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”).  The Bank currently has 12 branch offices located in the Upper Peninsula of Michigan, 4 branch offices located in Michigan’s Lower Peninsula and 7 branches in Wisconsin.  The Bank maintains offices in the Michigan counties of: Chippewa, Grand Traverse, Luce, Manistee, Marquette, Menominee, Oakland, Otsego, and Schoolcraft.  The Bank maintains offices in the Wisconsin counties of: Florence, Marinette, Oneida and Vilas.  The Bank provides drive-in convenience at 17 branch locations and has 25 automated teller machines.  The Bank has no foreign offices.

The Corporation also owns three non-bank subsidiaries: First Manistique Agency, presently inactive; First Rural Relending Company, a relending company for nonprofit organizations; and North Country Capital Trust, a statutory business trust which was formed solely for the issuance of trust preferred securities (none of which remain outstanding).  The Bank represents the principal asset of the Corporation.  The Bank has one wholly owned subsidiary, mBank Title Insurance Agency, LLC, which provided title insurance services until 2014 and is currently inactive.  The Corporation and the Bank are engaged in a single industry segment, commercial banking, broadly defined to include commercial and retail banking activities, along with other permitted activities closely related to banking.

Operations

The principal business of the Corporation is the general commercial banking business, conducted through the Bank’s provision of a full range of loan and deposit products.  These banking services include customary retail and commercial banking services, including checking and savings accounts, time deposits, interest bearing transaction accounts, safe deposit facilities, real estate mortgage lending, commercial lending, commercial and governmental lease financing, and direct and indirect consumer financing.  Funds for the Bank’s operations are also provided by brokered deposits and through borrowings from the Federal Home Loan Bank (“FHLB”) system, proceeds from the sale of loans and mortgage-backed and other securities, funds from repayment of outstanding loans and earnings from operations.  Earnings depend primarily upon the difference between (i) revenues from loans, investments, and other interest-bearing assets and (ii) expenses incurred in payment of interest on deposit accounts and borrowings, an adequate allowance for loan losses, and general operating expenses.

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

Employees

As of December 31, 2016, the Corporation and its subsidiaries employed, in the aggregate, 222 employees.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan.  None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan and Northeastern Wisconsin.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within the real estate — operators of nonresidential buildings industry.  This concentration represented $121.861 million or 22.42% of the commercial loan portfolio at December 31, 2016.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gaming, forestry, restaurants, farming, fishing, and many other activities important to growth in the regions we service.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

The Bank has become a premier SBA/USDA lender in our regions.  Many of these SBA/USDA guaranteed loans are sold at a premium on the secondary market, with the Bank retaining the servicing.  The Bank does not sell the loan guarantees on every credit, rather only those where acceptable market rates are above par.

The Bank also offers various consumer loan products including installment, mortgages and home equity loans.  In addition to making consumer portfolio loans, the Bank engages in the business of making residential mortgage loans for sale to the secondary market.

On December 5, 2014, upon the consummation of the merger of PFC with and into the Corporation, the Corporation consolidated Peninsula Bank with the Bank.  The acquisition nearly doubled the bank’s presence in the Upper Peninsula to 13 total branches and increased the total number of branches in Michigan from 11 to 17.

On April 29, 2016, the Corporation consummated the merger of Eagle River into the Bank.  On August 31, 2016, upon consummation of the purchase of all outstanding stock of Niagara Bancorporation, Inc., the Corporation consolidated First National Bank of Niagara with the Bank.  These acquisitions increased the Bank’s presence to 23 branches.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $48.0 million at December 31, 2016, with additional amounts available if collateralized.

As of December 31, 2016, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 below, for details on the Corporation’s foreign account activity.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank’s capital expenditures, earnings, or competitive position.

Supervision and Regulation

As a registered bank holding company, the Corporation is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the Bank Holding Company Act, as amended (the “BHCA”).  The Bank is subject to regulation and examination by the Michigan Department of Insurance and Financial Services (the “DIFS”) and the Federal Deposit Insurance Corporation (the “FDIC”).

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

The Federal Deposit Insurance Corporation Improvement Act contains “prompt corrective action” provisions pursuant to which banks are to be classified into one of five categories based upon capital adequacy, ranging from “well capitalized” to “critically undercapitalized” and which require (subject to certain exceptions) the appropriate federal banking agency to take prompt corrective action with respect to an institution which becomes “significantly undercapitalized” or “critically undercapitalized”.  The FDIC also, after an opportunity for a hearing, has authority to downgrade an institution from “well capitalized” to “adequately capitalized” or to subject an “adequately capitalized” or “undercapitalized” institution to the supervisory actions applicable to the next lower category, for supervisory concerns.  Information pertaining to the Corporation’s and the Bank’s capital is contained in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Item 7 below, as well as in Note 16 to the Corporation’s Consolidated Financial Statements in Item 8 below.

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

Privacy Restrictions

GLBA, in addition to the previously described changes in permissible non-banking activities permitted to banks, bank holding companies and financial holding companies, also requires financial institutions in the U.S. to provide certain privacy disclosures to customers and consumers, to comply with certain restrictions on sharing and usage of personally identifiable information, and to implement and maintain commercially reasonable customer information safeguarding standards.  The Corporation believes that it complies with all provisions of GLBA and all implementing regulations, and the Bank has developed appropriate policies and procedures to meet its responsibilities in connection with the privacy provisions of GLBA.

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

The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies.  These new standards are described below.  The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

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

The Dodd-Frank Act centralized responsibility for consumer financial protection by creating a new agency, the CFPB, responsible for implementing, examining and, for large financial institutions of $10 billion or more in total assets, enforcing compliance with federal consumer financial laws.  Because we have under $10 billion in total assets, however, the Federal Deposit Insurance Corporation will still continue to examine us at the federal level for compliance with such laws.

•	Interest on Demand Deposit Accounts.

The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to now pay interest on business checking and other accounts.

•	Mortgage Reform.

The Dodd-Frank Act provided for mortgage reform addressing a customer’s ability to repay, restricted variable-rate lending by requiring the ability to repay to be determined for variable rate loans by using the maximum rate that will apply during the first five years of a variable-rate loan term, and made more loans subject to requirements for higher-cost loans, new disclosures and certain other restrictions.

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

The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States and requires the CFPB and other federal agencies to implement many new and significant rules and regulations in addition to those discussed above.  The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing.  Those regulations became effective in January 2014.  In addition, the CFPB issued new regulations that changed the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act effective October 3, 2015.  Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

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

The Basel III final rule establishes a common equity Tier 1 capital (“CET1”) requirement, a Tier 1 capital requirement of 6.0% and an 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements became effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel III final rule requires that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increased the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively.  Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period, beginning January 1, 2016.

	Adequately		Well-Capitalized
	Capitalized	Well-Capitalized	with Buffer, fully
	Requirement	Requirement	phased in 2019
Leverage	4.0%	5.0%	5.0%
CET1	4.5%	6.5%	7.0%
Tier 1	6.0%	8.0%	8.5%
Total Capital	8.0%	10.0%	10.5%

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

Information regarding the Corporation and the Bank’s regulatory capital can be found in Note 16 – Regulatory Matters in the financial statements included herein.

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

Selected Statistical Information

I.Distribution of Assets, Obligations, and Shareholders’ Equity; Interest Rates and Interest Differential

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

II.Investment Portfolio

A.Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2016	2015	2015
US Treasuries	$—	$—	$5,280
Corporate	19,910	12,646	12,674
Equity	500	—	—
US Agencies	23,952	27,377	22,717
US Agencies - MBS	16,833	3,759	13,688
State and political subdivisions	25,078	9,946	11,473
Total	$86,273	$53,728	$65,832

B.Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2016 (fully taxable equivalent, dollars in thousands):

	In one	After one,	After five,			Weighted
	year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)
US Treasuries	$—	$—	$—	$—	$—	—%
US Agencies	401	23,051	500	—	23,952	1.62%
US Agencies - MBS	305	12,632	1,996	1,900	16,833	2.03%
Corporate	—	16,365	3,545	—	19,910	2.68%
Equity	—	—	—	500	500	4.61%
State and political subdivisions	265	8,664	10,008	6,141	25,078	3.54%

Total	$971	$60,712	$16,049	$8,541	$86,273

Weighted average yield (1)	3.19%	2.04%	3.72%	3.50%	2.51%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 34% tax rate.

III.Loan Portfolio

A.Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2016	2015	2014	2013	2012
Commercial real estate	$389,420	$312,805	$315,387	$268,809	$244,966
Commercial, financial and agricultural	142,648	122,140	101,895	79,655	80,646
One to four family residential real estate	205,945	140,502	139,553	103,768	87,948
Construction	23,731	27,100	25,715	17,799	24,694
Consumer	20,113	15,847	18,385	13,801	10,923

Total	$781,857	$618,394	$600,935	$483,832	$449,177

B.Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2016, based on scheduled principal repayments (dollars in thousands):

		Commercial,
		Financial,	1-4 Family
	Commercial	and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$19,601	$49,296	$2,199	$2,446	$2,099	$75,641
Fixed interest rates	35,675	14,934	10,240	1,464	11,693	74,006

After one year but within five years:
Variable interest rates	82,883	16,230	3,248	56	2,212	104,629
Fixed interest rates	191,815	43,108	24,842	12,431	4,593	276,789

After five years:
Variable interest rates	26,647	7,532	144,726	101	2,900	181,906
Fixed interest rates	32,799	11,548	20,690	3,615	234	68,886

Total	$389,420	$142,648	$205,945	$20,113	$23,731	$781,857

C.Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2016	2015	2014	2013	2012

Nonaccrual loans	$4,124	$2,353	$3,939	$1,406	$4,687

Interest income recorded during period for nonaccrual loans	437	795	—	—	54

Accruing loans past due 90 days or more	—	32	—	—	—

Restructured loans on nonaccrual not included above	165	154	3,105	614	—

IV.Summary of Loan Loss Experience

A.Analysis of the Allowance for Loan Losses

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

The following table presents information relative to the allowance for loan losses for the years ended December 31, (dollars in thousands):

	2016	2015	2014	2013	2012

Balance of allowance for loan losses at beginning of period	$5,004	$5,140	$4,661	$5,218	$5,251

Loans charged off:
Commercial	477	1,801	682	2,171	775
One to four family residential real estate	133	142	290	141	399
Consumer	113	87	74	120	82
Total loans charged off	723	2,030	1,046	2,432	1,256

Recoveries of loans previously charged off:
Commercial	102	662	259	150	253
One to four family residential real estate	5	2	22	26	7
Consumer	32	26	44	24	18
Total recoveries	139	690	325	200	278

Net loans charged off	584	1,340	721	2,232	978
Provisions charged to expense	600	1,204	1,200	1,675	945

Balance at end of period	$5,020	$5,004	$5,140	$4,661	$5,218

Average loans outstanding	703,047	602,904	509,749	462,500	422,440

Ratio of net charge-offs	.08%	.22%	.14%	.48%	0.23

B.Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2016		2015		2014		2013		2012
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$1,345	49.81%	$1,611	50.58%	$2,813	52.48%	$1,849	55.56%	$3,267	54.54%

Commercial, financial, and agricultural	614	18.25	645	19.75	1,539	16.96	1,378	16.46	692	17.95

Commercial construction	57	1.47	79	2.48	142	2.71	80	2.25	125	3.84

1-4 family residential real estate	296	26.34	274	22.72	285	23.22	516	21.45	980	19.58

Consumer construction	6	1.56	7	1.91	6	1.57	25	1.43	—	1.66

Consumer	90	2.57	64	2.56	13	3.06	148	2.85	—	2.43

Unallocated general reserves	2,612	—	2,324	—	342	—	665	—	154	—

Total	$5,020	100.00%	$5,004	100.00%	$5,140	100.00%	$4,661	100.00%	$5,218	100.00%

V.Deposits

Deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

VI.Return on Equity and Assets

See Item 6 of this Form 10-K, “Selected Financial Data”

VII.Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 19 to the Corporation’s Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Item 1B.Unresolved Staff Comments

None.

Item 2.Properties

The Corporation’s headquarters are located at 130 South Cedar Street, Manistique, Michigan 49854.  The headquarters location is owned by the Corporation and not subject to any mortgage.

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations.  Of the 23 branch locations 17 are owned and 6 are leased.  The Corporation has additional office space to house administrative operational support.  The Corporation also leases two offices that support our commercial lending.  Below is a comprehensive listing of our branch locations:

Aurora	W563 County Road N	Aurora, WI	Owned
Birmingham	260 E. Brown Street, Suite 300	Birmingham, MI	Leased
Eagle River	400 E. Wall Street	Eagle River, WI	Owned
Escanaba	2224 N. Lincoln Road	Escanaba, MI	Owned
Florence	845 Central Ave	Florence, WI	Owned
Gaylord	1955 S. Otsego Avenue	Gaylord, MI	Owned
Ishpeming - Downtown	100 S. Main Street	Ishpeming, MI	Owned
Ishpeming - Jubilee	900 US 41 West	Ishpeming, MI	Leased
Ishpeming - West	US West & 170 N. Daisy Street	Ishpeming, MI	Leased
Kaleva	14429 Wuoksi Avenue	Kaleva, MI	Owned
Manistique	130 South Cedar Street	Manistique, MI	Owned
Manistique - Jack’s	735 E. Lakeshore Drive	Manistique, MI	Leased
Marquette	857 W. Washington Street	Marquette, MI	Leased
Marquette - McClellan	175 S. McClellan Avenue	Marquette, MI	Owned
Negaunee	440 US 41 East	Negaunee, MI	Leased
Newberry	414 Newberry Avenue	Newberry, MI	Owned
Niagara	900 Roosevelt Road	Niagara, WI	Owned
Sault Ste. Marie	138 Ridge Street	Sault Ste. Marie, MI	Owned
Spread Eagle	493 US Highway 2	Spread Eagle, WI	Owned
Stephenson	S216 Menominee Street	Stephenson, MI	Owned
St. Germain	240 HWY 70 East	St. Germain, WI	Owned
Three Lakes	1811 Superior Street	Three Lakes, WI	Owned
Traverse City	3530 North Country Drive	Traverse City, MI	Owned

Item 3.Legal Proceedings

There are no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Item 4.Mine Safety Disclosures

Not applicable.

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC.  The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2015 through December 31, 2016, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2016
High	$11.69	$11.97	$11.98	$14.07
Low	9.90	10.00	10.64	11.00
Close	10.25	11.01	11.49	13.47
Dividends declared per share	0.100	0.100	0.100	0.100
Book value	12.42	12.38	12.50	12.55

2015
High	$12.75	$12.25	$10.96	$12.03
Low	10.18	10.12	9.90	9.91
Close	11.39	10.53	10.10	11.49
Dividends declared per share	0.075	0.075	0.100	0.100

The Corporation had approximately 1,600 shareholders of record as of March 24, 2017.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation, out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  In 2016, the Bank paid dividends to the Corporation totaling $11.825 million.

Issuer Purchases of Equity Securities

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  Shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013, and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date.  The Corporation purchased 14,000 shares for $.150 million in 2016, 102,455 shares for $1.122 million in 2015, 13,700 shares of its common stock for $.143 million in 2014, and $.509 million in 2013.  There were no repurchases made during the 4th quarter of 2016.  As of December 31, 2016 the Corporation had $25,000 remaining of the previously authorized buyback amount.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2016. The following information is based on an investment of $100, on December 31, 2011 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

$300
$250
$200
$150
$100
$50
$0
12/11
12/12
12/13
12/14
12/15
12/16
Mackinac Financial Corporation
NASDAQ Composite
NASDAQ Bank

*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Item 6.Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2016	2015	2014	2013	2012
SELECTED FINANCIAL CONDITION DATA:
Total assets	$983,520	$739,269	$743,785	$572,800	$545,980
Loans	781,857	618,394	600,935	483,832	449,177
Securities	86,273	53,728	65,832	44,388	43,799
Deposits	823,512	610,323	606,973	466,299	434,557
Borrowings	67,579	45,754	49,846	37,852	35,925
Common shareholders’ equity	78,609	76,602	73,996	65,249	61,448
Total shareholders’ equity	78,609	76,602	73,996	65,249	72,448

SELECTED OPERATIONS DATA:
Interest income	$37,983	$33,513	$27,669	$25,523	$24,427
Interest expense	4,885	4,393	4,142	4,124	4,603
Net interest income	33,098	29,120	23,527	21,399	19,824
Provision for loan losses	600	1,204	1,200	1,675	945
Net security gains (losses)	150	455	54	73	—
Other income	4,003	3,434	3,058	3,865	4,043
Other expenses	(29,885)	(23,876)	(22,610)	(18,128)	(16,757)
Income before income taxes	6,766	7,929	2,829	5,534	6,165
Provision (credit) for income taxes	2,283	2,333	1,129	(403)	(922)
Net income	4,483	5,596	1,700	5,937	7,087
Preferred dividend and accretion of discount	—	—	—	308	629
Net income available to common shareholders	$4,483	$5,596	$1,700	$5,629	$6,458

PER SHARE DATA:
Earnings — Basic	$0.72	$0.90	$0.30	$1.01	$1.51
Earnings — Diluted	0.72	0.89	0.30	1.00	1.46
Cash dividends declared	0.40	0.35	0.225	0.17	0.04
Book value	12.55	12.32	11.81	11.77	11.05
Tangible book value	11.29	11.54	11.01	11.77	11.05
Market value - closing price at year end	13.47	11.49	11.85	9.90	7.09

FINANCIAL RATIOS:
Return on average common equity	5.73%	7.41%	2.57%	9.07%	12.43%
Return on average total equity	5.73	7.41	2.57	8.26	10.26
Return on average assets	0.52	0.76	0.28	1.01	1.23
Dividend payout ratio	55.56	41.67	75.00	16.83	2.65
Average equity to average assets	9.05	10.23	10.94	12.28	11.95
Net interest margin	4.19	4.30	4.19	4.17	4.17

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	1.14%	.41%	.66%	.42%	1.04%
Nonperforming assets to total assets	0.91	0.66	0.93	0.58	1.45
Allowance for loan losses to total loans	0.64	0.81	0.86	0.96	1.16
Allowance for loan losses to nonperforming loans	121.73	197.09	130.49	230.29	111.33
Net charge-offs to average loans	0.08	0.22	0.14	0.48	0.23
Texas ratio	11.76	6.34	9.37	5.59	10.25

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries and through loan approval and review procedures.  We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  While this evaluation process uses historical and other objective information, the classification of loans and the establishment of loan losses is an estimate based on experience, judgment and expectations regarding borrowers and economic conditions, as well as regulator judgments.  We can make no assurance that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, profitability or financial condition.

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

Our earnings and cash flows are largely dependent upon our net interest income, which is the difference between interest income on interest-earning assets such as loans and securities and interest expense paid on interest-bearing liabilities such as deposits and borrowed funds.  There are many factors which influence interest rates that are beyond our control, including but not limited to general economic conditions and governmental policy, and in particular, the policies of the FRB.

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recent acquisition of The First National Bank of Eagle River and the First National Bank of Niagara.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some valuation allowance is necessary, which requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At December 31, 2016, net deferred tax assets are approximately $10.035 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to pay dividends is dependent upon our receipt of dividends from the Bank, which is subject to regulatory restrictions.  Such restrictions, which govern state-chartered banks, generally limit the payment of dividends on bank stock to the bank’s undivided profits after all payments of all necessary expenses, provided that the bank’s surplus amounts to at least 20% of its capital after payment of the dividend.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2016 and 2015 and the results of operations for 2014 through 2016. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2015 and 2016.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

The acquisition of Eagle River in April 2016 added approximately $125 million in assets, $81 million in loan balances and $105 million in deposits to the Corporation.  The acquisition of Niagara added $67 million in assets, $32 million in loan balances and $59 million in deposits.

Dollar amounts in tables are stated in thousands, except for per share data.

EXECUTIVE SUMMARY

The purpose of this section is to provide a brief summary of the 2016 results of operations and financial condition.  A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $4.483 million, or $.72 per share, for the year ended December 31, 2015, compared to $5.596 million, or $.90 per share, in 2015, and net income of $1.700 million, or $.30 per share, for 2014.  The 2016 results include costs related to the acquisitions of Eagle River and Niagara in the amount of $3.101 million. The 2015 results include one-time charges related to regulatory audit costs incurred in connection with our approval as an SBA preferred lender and the transfer of our asset based lending subsidiary assets to mBank, which included a prepayment penalty on its line of credit.  The 2014 results include transaction related expenses of $2.475 million.

Total assets of the Corporation at December 31, 2016, were $983.520 million, an increase of $244.251 million, or 33.04%, from total assets of $739.269 million reported at December 31, 2015, largely a result of the acquisitions of Eagle River and Niagara.

At December 31, 2016, the Corporation’s loans stood at $781.857 million, an increase of $163.463 million, or 26.43%, from 2015 year-end balances of $618.394 million.  Total loan production in 2016 amounted to $301.893 million, which included $81.694 million of secondary market mortgage loans sold.  The Corporation also sold $7.202 million of SBA/USDA guaranteed loans.  Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

Nonperforming loans totaled $4.124 million, or 1.14%, of total loans at December 31, 2016 compared to $2.539 million, or .41% of total loans at December 31, 2015.  Nonperforming assets at December 31, 2016, were $8.906 million, .91% of total assets, compared to $4.863 million or .66% of total assets at December 31, 2015.

Total deposits increased from $610.323 million at December 31, 2015 to $823.512 million at December 31, 2016, an increase of 34.93%.  The increase in deposits in 2016 was comprised of an increase in wholesale deposits of $42.969 million and an increase in core deposits of $170.220 million, the latter of which was largely a result of the acquisitions of Eagle River and Niagara.  In 2016, the Corporation utilized wholesale deposits in order to better manage interest rate risk in funding fixed rate loans.

Shareholders’ equity totaled $78.609 million at December 31, 2016, compared to $76.602 million at the end of 2015, an increase of $2.007 million.  This change reflects the net income available to common shareholders of $4.483 million, other comprehensive loss of $.428 million, an increase related to stock compensation expense of $.600 million, the repurchase of common stock of $.150 million and dividends declared on common stock of $2.498 million.  The book value per common share at December 31, 2016, amounted to $12.55 compared to $12.32 at the end of 2015.

For a description of our significant accounting policies, see Note 1 to the financial statements included herein.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2016	2015	2014

Taxable-equivalent net interest income	$33,244	$29,210	$23,575
Taxable-equivalent adjustment	(146)	(90)	(48)

Net interest income, per income statement	33,098	29,120	23,527
Provision for loan losses	600	1,204	1,200
Other income	4,153	3,889	3,112
Other expense	29,885	23,876	22,610

Income before provision for income taxes	6,766	7,929	2,829
Provision for (benefit of) income taxes	2,283	2,333	1,129

Net income	$4,483	$5,596	$1,700

Earnings per common share
Basic	$0.72	$0.90	$0.30
Diluted	$0.72	$0.89	$0.30

Return on average assets	.52%	.76%	.28%
Return on average equity	5.73	7.41	2.57

Summary

The Corporation reported net income available to common shareholders of $4.483 million in 2016, compared to $5.596 million in 2015 and $1.700 million in 2014.  The 2016 results include costs related to the acquisition of Eagle River and Niagara in the amount of $3.101 million.  The 2015 results include a provision for loan loss of $1.204 million.  The 2014 results include a provision for loan loss of $1.200 million and costs related to the PFC acquisition of $2.475 million.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources.  Net interest revenue is the Corporation’s principal source of revenue, representing 90% of total revenue in 2016.  The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $4.034 million from $29.210 million in 2015 to $33.244 million in 2016.  In 2016, interest rates were stable with the prime rate at 3.25% for nearly the entire year.  There was a 25 basis point increase in mid-December 2016.  The Corporation experienced a decrease of 14 basis points in the overall rates on earning assets from 4.97% in 2015 to 4.83% in 2016.  Interest bearing funding sources declined by four basis points, from .80% in 2015 to .76% in 2016.  The combination of these effective rate changes resulted in a decrease in net interest margin from 4.32% in 2015 to 4.21% in 2016.

The following table details sources of net interest income for the three years ended December 31 (dollars in thousands):

	2016	Mix	2015	Mix	2014	Mix
Interest Income
Loans	$36,142	95.15%	$32,047	95.63%	$26,491	95.74%
Funds sold	10	0.03	1	—	—	—
Taxable securities	1,322	3.48	1,095	3.27	962	3.48
Nontaxable securities	210	0.55	162	0.48	64	0.23
Other interest-earning assets	299	0.79	208	0.62	152	0.55
Total earning assets	37,983	100.00%	33,513	100.00%	27,669	100.00%
Interest Expense
NOW, money markets, checking	731	14.96%	583	13.27%	404	9.75%
Savings	41	0.84	31	0.70	15	0.36
Certificates of deposit	1,256	25.71	1,627	37.04	1,984	47.90
Brokered deposits	1,294	26.49	1,010	22.99	815	19.68
Borrowings	1,563	32.00	1,142	26.00	924	22.31
Total interest-bearing funds	4,885	100.00%	4,393	100.00%	4,142	100.00%

Net interest income	$33,098		$29,120		$23,527

Average Rates
Earning assets	4.81%		4.95%		4.93%
Interest-bearing funds	0.76		0.80		0.90
Interest rate spread	4.05		4.15		4.03

For purposes of this presentation, non-taxable interest income has not been restated on a tax-equivalent basis.

As shown in the table above, income on loans provides more than 95% of the Corporation’s interest revenue.  The Corporation’s loan portfolio has approximately $362.176 million of variable rate loans that predominantly reprice with changes in the prime rate and $419.681 million of fixed rate loans.  A large portion of the variable rate loans, 41%, or $149.588 million, have interest rate floors.  These loans will not reprice until the prime rate increases to the extent necessary to surpass the interest rate floor.  A prime rate increase of 100 basis points or more will reprice $127.490 million of these loans with floors, while the majority of the remainder will reprice with an additional 100 basis point increase in the prime rate.

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

	Year Ended December 31,
	2016			2015			2014
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$703,047	$36,174	5.15%	$608,938	$32,053	5.26%	$509,749	$26,506	5.20%
Taxable securities	56,058	1,322	2.36	55,057	1,095	1.99	45,172	962	2.13
Nontaxable securities (2)	15,606	333	2.13	3,466	245	7.07	2,062	97	4.7
Other interest-earning assets	14,579	300	2.06	9,255	209	2.26	3,888	152	3.91
Total earning assets	789,290	38,129	4.83	676,716	33,602	4.97	560,871	27,717	4.94
Reserve for loan losses	(4,971)			(5,265)			(5,187)
Cash and due from banks	36,878			25,985			23,124
Fixed assets	14,441			12,704			10,174
Other real estate owned	3,360			2,364			2,088
Other assets	26,575			26,183			14,542
	76,283			61,971			44,741

TOTAL AVERAGE ASSETS	$865,573			$738,687			$605,612

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$195,314	$644	0.33%	$157,781	$489.31%		$114,313	$309.27%
Interest checking	55,237	87	0.16	51,438	94	0.18	45,158	95	0.21
Savings deposits	47,025	41	0.09	30,020	31	0.1	15,717	15	0.1
Certificates of deposit	138,877	1,256	0.90	156,828	1,626	1.04	168,349	1,984	1.18
Brokered deposits	135,303	1,294	0.96	101,789	1,010	0.99	69,833	815	1.17
Borrowings	68,361	1,563	2.29	53,896	1,142	2.12	45,451	924	2.03
Total interest-bearing liabilities	640,117	4,885	0.76	551,752	4,392.80%		458,821	4,142	0.9
Demand deposits	144,622			107,958			76,880
Other liabilities	2,534			3,432			3,662
Shareholders’ equity	78,300			75,545			66,249
	225,456			186,935			146,791
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS’ EQUITY	$865,573			$738,687			$605,612

Rate spread			4.07			4.17			4.04%
Net interest margin/revenue, tax equivalent basis		$33,244	4.21%		$29,210	4.32%		$23,575	4.20%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes loan fees.

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

	Year ended December 31,
	2016 vs. 2015				2015 vs. 2014
	Increase (Decrease)				Increase (Decrease)
	Due to			Total	Due to			Total
			Volume	Increase			volume	Increase
	Volume	Rate	and Rate	(Decrease)	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$4,954	$(721)	$(111)	$4,122	$5,158	$326	$63	$5,547
Taxable securities	20	203	4	227	211	(64)	(14)	133
Nontaxable securities	858	(171)	(600)	87	66	49	33	148
Other interest earning assets	72	11	8	91	160	(50)	(53)	57
Total interest earning assets	$5,904	$(678)	$(699)	$4,527	$5,595	$261	$29	$5,885

Interest bearing obligations:
NOW and money market deposits	$116	$31	$8	$155	$117	$45	$17	$179
Interest checking	7	(13)	(1)	(7)	13	(12)	(2)	(1)
Savings deposits	18	(5)	(3)	10	14	1	1	16
Certificates of deposit	(186)	(208)	24	(370)	(131)	(240)	13	(358)
Brokered deposits	333	(37)	(12)	284	373	(122)	(55)	196
Borrowings	306	90	25	421	172	39	7	218

Total interest bearing obligations	$594	$(142)	$41	$493	$558	$(289)	$(19)	$250

Net interest income, tax equivalent basis				$4,034				$5,635

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During 2016, the Corporation recorded a provision for loan loss of $.600 million, compared to a provision of $1.204 million in 2015 and $1.200 million in 2014.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Noninterest Income

Noninterest income was $4.153 million, $3.889 million, and $3.112 million in 2016, 2015, and 2014, respectively.  The principal recurring sources of noninterest income are the gains on the sale of SBA/USDA guaranteed loans and secondary market loans.  In 2016, revenues from these two business lines totaled $2.472 million compared to $1.681 million in 2015 and $1.394 million in 2014.  The Corporation, in recent years, expanded its efforts to generate increased income from secondary market loans by adding additional staff and streamlining processing activities.

Deposit related income totaled $.995 million in 2016 compared to $.836 million in 2015 and $.701 million in 2014.  During 2016, the Corporation reviewed and made changes to the fee structure for deposit accounts; however the current regulatory environment may limit the Corporation’s ability to grow these revenue sources.

The following table details noninterest income for the three years ended December 31 (dollars in thousands):

	2016	2015	2014	2016-2015%	2015-2014
Deposit service charges	$348	$200	$150	74.00%	33.33%
NSF Fees	647	636	551	1.73	15.43
Gain on sale of secondary market loans	1,340	873	493	53.49	77.08
Secondary market fees generated	235	198	144	18.69	37.50
SBA Fees	897	610	757	47.05	(19.42)
Mortgage servicing rights (amortization) income	(40)	547	675	(107.31)	(18.96)
Other	576	370	288	55.68	28.47
Subtotal	4,003	3,434	3,058	16.57	12.30
Net security gains	150	455	54	(67.03)	742.59
Total noninterest income	$4,153	$3,889	$3,112	6.79%	24.97%

Noninterest Expense

Noninterest expense was $29.885 million in 2016, compared to $23.876 million and $22.610 million in 2015 and 2014, respectively.  In 2016, the Corporation incurred $3.101 million of costs related to the acquisition of Eagle River and Niagara.  Salaries and benefits, at $14.625 million, increased by $2.176 million, or 17.48%, from the 2015 expenses of $12.449 million and compared to $10.303 million in 2014.  The increased salaries and benefits expense was largely a result of an increased number of staff as a result of the acquisitions, as well as customary annual increases to legacy employees.  In 2015, the increase in noninterest expense totaled $1.266 million, or 5.60%.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the three years ended December 31 (dollars in thousands):

				% Increase (Decrease)
	2016	2015	2014	2016-2015	2015-2014
Salaries and benefits	$14,625	$12,449	$10,303	17.48%	20.83%
Occupancy	2,680	2,424	2,129	10.56	13.86
Furniture and equipment	1,749	1,551	1,268	12.77	22.32
Data processing	1,620	1,381	1,150	17.31	20.09
Professional service fees:
Accounting	415	443	375	(6.32)	18.13
Legal	62	139	205	(55.40)	(32.20)
Consulting and other	692	688	583	0.58	18.01
Total professional service fees	1,169	1,270	1,163	(7.95)	9.20
Loan origination expenses and deposit and card related fees	1,100	955	699	15.18	36.62
Writedowns and losses on OREO held for sale	202	332	280	(39.16)	18.57
FDIC insurance assessment	488	506	362	(3.56)	39.78
Telephone	528	455	327	16.04	39.14
Advertising	620	507	449	22.29	12.92
Transaction related expenses	3,101	—	2,475	100.00	(100.00)
Other operating expenses	2,003	2,046	2,005	(2.10)	2.04
Total noninterest expense	$29,885	$23,876	$22,610	25.17%	5.60%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recognized a federal income tax expense of approximately $2.283 million for the year ended December 31, 2016 and $2.333 million for the year ended December 31, 2015.

The Corporation has reported deferred tax assets of $8.760 million at December 31, 2016.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2016, had a net operating loss and tax credit carryforwards for tax purposes of approximately $9.1 million, and $2.2 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2016 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The table below details the major components of the Corporation’s net deferred tax assets (dollars in thousands):

	2016	2015
Deferred tax assets:
NOL carryforward	$3,080	$4,331
Allowance for loan losses	1,413	1,705
Alternative Minimum Tax Credit	1,944	1,999
OREO Tax basis > book basis	142	162
Tax credit carryovers	235	338
Deferred compensation	443	517
Pension liability	387	384
Stock compensation	116	141
Unrealized gain (loss) on securities	52	(153)
Purchase accounting adjustments	1,791	955
Other	805	141

Total deferred tax assets	10,408	10,520

Valuation allowance	$—	$—

Deferred tax liabilities:
Core deposit premium	(739)	(366)
FHLB stock dividend	(91)	(100)
Depreciation	(208)	(113)
Mortgage servicing rights	(583)	(667)
Other	(27)	(61)
Total deferred tax liabilities	(1,648)	(1,307)

Net deferred tax asset	$8,760	$9,213

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2016		2015		2014
(dollars in thousands)	Balance	Mix	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$164,179	16.69%	$122,775	16.61%	$95,498	12.84%
Interest-bearing transactional deposits	344,937	35.07	233,666	31.61	240,580	32.35
CD’s <$250,000	141,629	14.40	105,859	14.32	134,951	18.14
Total core deposit funding	650,745	66.16	462,300	62.54	471,029	63.33
CD’s >$250,000	8,489	0.86	26,757	3.62	30,316	4.08
Brokered deposits	164,278	16.71	121,266	16.4	105,628	14.2
Total noncore deposit funding	172,767	17.57	148,023	20.02	135,944	18.28
FHLB and other borrowings	73,579	7.48	45,754	6.19	49,846	6.7
Other liabilities	7,820	0.80	6,590	0.89	12,970	1.74
Shareholders’ equity	78,609	7.99	76,602	10.36	73,996	9.95

Total	$983,520	100.00%	$739,269	100.00%	$743,785	100.00%

Uses of Funds:
Net Loans	$776,837	78.99%	$613,390	82.29%	$595,795	80.11%
Securities available for sale	86,273	8.77	53,728	7.27	65,832	8.85
Federal funds sold	2,135	0.22	3	—	—	—
Federal Home Loan Bank Stock	2,911	0.30	2,169	0.29	2,973	0.4
Interest-bearing deposits	14,047	1.43	5,089	0.69	5,797	0.78
Cash and due from banks	44,620	4.54	25,005	3.38	21,947	2.95
Other assets	56,697	5.75	39,885	5.4	51,441	6.92

Total	$983,520	100.00%	$739,269	100.00%	$743,785	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity.  Securities increased $32.545 million in 2016, from $53.728 million at December 31, 2015 to $86.273 million at December 31, 2016, largely a result of the acquisitions of Eagle River and Niagara.

The carrying value of the Corporation’s securities at December 31 (dollars in thousands) is as follows:

	2016	2015
US Agencies	$23,952	$27,377
US Agencies - MBS	16,833	3,759
Corporate	19,910	12,646
Equity	500	—
Obligations of states and political subdivisions	25,078	9,946

Total securities	$86,273	$53,728

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies.  The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions.  At December 31, 2016, investment securities with an estimated fair market value of $17.425 million were pledged as collateral for FHLB borrowings and certain customer relationships.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets.  The majority of its loans are commercial, which represents approximately 70% of total loans outstanding at December 31, 2016.

The Corporation continued to experience strong loan demand in 2016 with approximately $301.893 million of new organic loan production, including $81.693 million of mortgage loans sold in the secondary market.  At 2016 year-end, the Corporation’s loans stood at $781.857 million, an increase from the 2015 year-end balances of $618.394 million.  The production of loans was distributed among the regions, with the Upper Peninsula at $163.338 million, $58.896 million in the Northern Lower Peninsula, $60.881 million in Southeast Michigan and $18.778 million in Wisconsin.

The December 2016 acquisitions of Eagle River and Niagara added loans of $112.582 million to our consolidated loan portfolio.  These acquired loans did not result in any significant concentration risk.

Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with the current loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio.  Management intends to continue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing.  The Corporation is highly competitive in structuring loans to meet borrowing needs and satisfy strong underwriting requirements.

The following table details the loan activity for 2015 and 2016 (dollars in thousands):

Loan balances as of December 31, 2014	$600,935

Total production	234,271
Secondary market sales	(53,229)
SBA loan sales	(8,959)
Loans transferred to OREO	(1,376)
Loans charged off, net of recoveries	(1,340)
Normal amortization/paydowns and payoffs	(151,908)
Loan balances as of December 31, 2015	$618,394

Total production	301,893
Total loans acquired	112,582
Secondary market sales	(81,693)
SBA loan sales	(7,202)
Loans transferred to OREO	(3,292)
Loans charged off, net of recoveries	(584)
Normal amortization/paydowns and payoffs	(158,241)

Loan balances as of December 31, 2016	$781,857

Following is a table that illustrates the balance changes in the loan portfolio from 2014 through 2016 year-end (dollars in thousands):

				Percent Change
	2016	2015	2014	2016-2015	2015-2014

Commercial real estate	$389,420	$312,805	$315,387	24.49%	(0.82)%
Commercial, financial, and agricultural	142,648	122,140	101,895	16.79	19.87
One-to-four family residential real estate	205,945	140,502	139,553	46.58	0.68
Construction:
Consumer	12,226	11,770	9,431	3.87	24.80
Commercial	11,505	15,330	16,284	(24.95)	(5.86)
Consumer	20,113	15,847	18,385	26.92	(13.80)

Total	$781,857	$618,394	$600,935	26.43%	2.91%

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

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2016			2015
		% of	% of		% of	% of
	Balance	Loans	Capital	Balance	Loans	Capital
Real estate - operators of nonres bldgs	$121,861	22.42%	155.02	$102,620	22.79%	133.97
Hospitality and tourism	68,025	12.51	86.54	41,300	9.17	53.92
Lessors of residential buildings	27,590	5.08	35.10	25,930	5.76	33.85
Gasoline stations and convenience stores	20,509	3.77	26.09	21,647	4.81	28.26
Logging	19,903	3.66	25.32	17,346	3.85	22.64
Commercial construction	11,505	2.12	14.64	15,330	3.40	20.01
Other	274,180	50.44	348.79	226,102	50.22	295.16

Total commercial loans	$543,573	100.00%		$450,275	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2016 year-end.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner-occupied developments.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of December 31, 2016, our residential loan portfolio totaled $218.171 million, or 28%, of our total outstanding loans.

The Corporation has also extended credit to governmental units, including Native American organizations.  Tax-exempt loans and leases increased from $1.153 million at the end of 2015 to $7.634 million at 2016 year-end.  The Corporation has elected to make limited tax-exempt loans, since they provide no current tax benefit due to tax net operating loss carryforwards.

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

The Corporation has, in accordance with generally accepted accounting principles standard updates, evaluated all loan modifications to determine the fair value impact of the underlying asset.  The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral.

The Corporation, at December 31, 2016, had performing loans of $6.864 million and $.292 million of nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans.  The total restructured loans of $7.156 million is comprised of 31 performing loans, the largest of which had a December 31, 2016 balance of $1.136 million and seven nonperforming loans.

Credit Quality

The table below shows balances of nonperforming assets for the years ended December 31 (dollars in thousands):

	December 31,	December 31,
	2016	2015

Nonperforming Assets:
Nonaccrual loans	$3,959	$2,353
Loans past due 90 days or more	—	32
Restructured loans	165	154
Total nonperforming loans	4,124	2,539
Other real estate owned	4,782	2,324
Total nonperforming assets	$8,906	$4,863
Nonperforming loans as a % of loans	1.14%	0.41%
Nonperforming assets as a % of assets	0.91%	0.66%
Reserve for Loan Losses:
At period end	$5,020	$5,004
As a % of outstanding loans	.64%	.81%
As a % of nonperforming loans	121.73%	197.09%
As a % of nonaccrual loans	126.80%	212.66%
Texas Ratio	11.76%	6.34%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2016 independent review provided findings similar to management with respect to credit quality.  The Corporation will again utilize a consultant for loan review in 2017.

The following table details the impact of nonperforming loans on interest income for the three years ended December 31 (dollars in thousands):

	2016	2015	2014

Interest income that would have been recorded at original rate	$640	$1,125	$130
Interest income that was actually recorded	437	795	—

Net interest lost	$203	$330	$130

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2016 amounted to $.584 million, or .08% of average loans outstanding, compared to $1.340 million, or .22% of loans outstanding in 2015.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  The balance of the allowance for loan losses does not contemplate acquisition fair value adjustments, as detailed in Note 4 – “Loans.”   Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

A two year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2016	2015

Balance at beginning of period	$5,004	$5,140
Loans charged off:
Commercial	477	1,801
One-to-four family residential real estate	133	142
Consumer	113	87
Total loans charged off	723	2,030
Recoveries of loans previously charged off:
Commercial	102	662
One-to-four family residential real estate	5	2
Consumer	32	26
Total recoveries of loans previously charged off	139	690
Net loans charged off	584	1,340
Provision for loan losses	600	1,204

Balance at end of period	$5,020	$5,004

Total loans, period end	$781,857	$618,394
Average loans for the year	703,047	608,938
Allowance to total loans at end of year	0.64%	.81%
Net charge-offs to average loans	0.08	0.22
Net charge-offs to beginning allowance balance	11.67	26.07

   *The above does not include information regarding the quality of acquired impaired loans.

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

At the end of 2016, the allowance for loan losses represented .64% of total loans.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.  This position is further illustrated by the ratio of the allowance as a percent of nonperforming loans, which stood at 121.73% at December 31, 2016.

The Corporation completed the acquisition of PFC on December 5, 2014, Eagle River on April 29, 2016 and Niagara on August 31, 2016.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In 2016, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $96,000 of accretable interest.  In 2015, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.578 million of the accretable interest.

As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits.  The Corporation carries this collateral in other real estate held for sale on the balance sheet.

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2014	$3,010
Other real estate transferred from loans due to foreclosure	1,376
Proceeds from sale of other real estate	(1,702)
Writedowns on other real estate held for sales	(295)
Loss on other real estate held for sale	(65)

Balance at December 31, 2015	$2,324

Other real estate transferred from loans due to foreclosure	3,292
Other real estate acquired, net of purchase accounting	1,205
Proceeds from sale of other real estate	(1,640)
Transfer to premise and equipment	(197)
Writedowns on other real estate held for sales	(212)
Gain (loss) on other real estate held for sale	10

Balance at December 31, 2016	$4,782

During 2016, the Corporation received real estate in lieu of loan payments of $3.292 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value.  After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2016 were $823.512 million, an increase of $213.189 million, or 34.93%, from December 31, 2015 deposits of $610.323 million.  The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2016	Mix	2015	Mix

CORE:
Non-interest-bearing	$164,179	19.94%	$122,775	20.12%
NOW, money market, checking	286,622	34.80	202,784	33.23
Savings	58,315	7.08	30,882	5.06
Certificates of Deposit <$250,000	141,629	17.20	124,084	20.33
Total core deposits	650,745	79.02	480,525	78.73

NONCORE:
Certificates of Deposit >$250,000	8,489	1.03	8,532	1.40
Brokered CDs	164,278	19.95	121,266	19.87
Total non-core deposits	172,767	20.98	129,798	21.27

Total deposits	$823,512	100.00%	$610,323	100.00%

The increase in deposits, resulting primarily from the acquisitions of Eagle River and Niagara, is composed of an increase in noncore deposits of $42.969 million, and an increase in core deposits of $170.220 million.  Through the acquisitions of Eagle River and Niagara, the Corporation has enhanced its core deposit portfolio with additional stable deposit relationships from the acquired institutions’ long term customer bases.

Management has increased its efforts to grow core deposits in recent years by introducing several new deposit products.   As shown in the table above, core deposits now represent approximately 79% of total deposits.  The Corporation will continue to emphasize core deposit growth in its funding sources, but will also supplement this funding with strategic utilization of wholesale brokered deposits to help manage interest rate risk.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional accounts.

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At 2016 year end, this source of funding totaled $45.000 million and the Corporation secured this funding by pledging loans and investments.  The $45.000 million of FHLB borrowings had a weighted average maturity of 1.9 years, with a weighted average rate of 2.10% at December 31, 2016.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on April 30, 2018. The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $550,000 beginning March 31, 2017.  The credit facility is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Changes in shareholders’ equity are discussed in detail in the “Capital and Regulatory” section of this report.

LIQUIDITY

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and making payments on existing borrowing commitments.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available for sale investment portfolio.  As a final source of liquidity, the Bank can exercise existing credit arrangements.

During 2016, the Corporation increased cash and cash equivalents by $21.747 million.  As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash used in investing activities and cash provided by financing activities.  The net change in investing activities included a net increase in loans of $56.237 million and a net decrease in securities available for sale of $10.584 million.  The net increase in assets was partially offset by an increase in deposit liabilities of $49.491 million.  This increase in deposits was composed of an increase in non-core deposits of $42.969 million combined with an increase in core deposits of $170.220 million.  Deposits garnered in the acquisitions of Eagle River and Niagara amounted to $163.698 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30-day period, a 30 to 90-day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets.  As of December 31, 2016, $68.848 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2017, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs to the extent the level of brokered CDs remains within our conservative policy limitations.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  In 2016, the Bank paid an $11.825 million dividend to the Corporation, the majority of which was utilized to fund the acquisition of Niagara.  Bank capital, after payment of this dividend, remained strong and above the “well capitalized” regulatory level.  The Corporation has a $5.0 million line of credit with a correspondent bank, which also serves as a source of liquidity.  As of December 31, 2016, $4.250 million was available to the Corporation under this line.  The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

Liquidity is managed by the Corporation through its Asset and Liability Committee (the “ALCO” Committee).  The ALCO Committee meets regularly to discuss asset and liability management in order to address liquidity and funding needs to provide a process to seek the best alternatives for investments of assets, funding costs, and risk management.  The liquidity position of the Bank is managed daily, thus enabling the Bank to adapt its position according to market fluctuations.  Core deposits are important in maintaining a strong liquidity position as they represent a stable and relatively low cost source of funds.  The Bank’s liquidity is best illustrated by the mix in the Bank’s core and non-core funding dependency ratio, which explains the degree of reliance on non-core liabilities to fund long-term assets.  Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Non-core funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and other borrowings.

At December 31, 2016, the Bank’s core deposits in relation to total funding were 72.54% compared to 70.56% in 2015.  These ratios indicated at December 31, 2016, that the Bank has decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of December 31, 2016, the Bank had $42.0 million of unsecured overnight borrowing lines available and additional amounts available if secured.   Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s liquidity plan for 2017 includes strategies to increase core deposits in the Corporation’s local markets and a continuation of efforts to augment local deposit growth efforts with wholesale CD funding, to the extent necessary.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2016, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total
Contractual Obligations

Total deposits	$741,086	$64,666	$15,256	$2,504	$823,512
Federal Home Loan Bank borrowings	10,000	25,000	10,000	—	45,000
Other borrowings	9,026	19,153	156	244	28,579
Directors’ deferred compensation	300	494	419	607	1,820
Annual rental / purchase commitments under noncancelable leases / contracts	717	1,094	932	3,570	6,313

TOTAL	$761,129	$110,407	$26,763	$6,925	$905,224

Other Commitments

Letters of credit	$8,252	$—	$—	$—	$8,252
Commitments to extend credit	88,233	—	—	—	88,233
Credit card commitments	5,533	—	—	—	5,533

TOTAL	$102,018	$—	$—	$—	$102,018

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

The Corporation and Bank capital is also impacted by the disallowed portion of the Corporation’s deferred tax asset.  The portion of the deferred tax asset which is allowed to be included in regulatory capital is based on the amount of the asset, net of any valuation allowance and deferred tax liabilities.  The amount included is phased in through 2018.  See “Business — Supervision and Regulation” and “— Basel III for additional information regarding regulatory capital, as well as Note 16 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

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

Item 7A.Quantitative and Qualitative Disclosures About Market Risk

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

Loans are the Corporation’s most significant earning asset.  Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices, such as the prime rate or rates paid on various government issued securities.  When loans are made with longer-term fixed rates, the Corporation attempts to match these balances with sources of funding with similar maturities in order to mitigate interest rate risk.  In addition, the Corporation prices loans so it has an opportunity to reprice the loan within 12 to 36 months.

At December 31, 2016 the Bank had $86.273 million of securities, with a weighted average maturity of 55.32 months.  The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell cash to correspondent banks as investments in federal funds. The Corporation also has other interest bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following are the Corporation’s repricing opportunities at December 31, 2016 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$275,939	184,650	318,552	2,716	$781,857
Securities	6,796	2,184	53,854	23,439	86,273
Other (1)	8,917	1,777	8,152	247	19,093

Total interest-earning assets	291,652	188,611	380,558	26,402	887,223

Interest-bearing obligations:
NOW, money market, savings and interest checking	344,937	—	—	—	344,937
Time deposits	22,561	65,708	59,345	2,504	150,118
Brokered CDs	32,590	111,111	20,577	—	164,278
Borrowings	6,000	13,026	54,309	244	73,579

Total interest-bearing obligations	406,088	189,845	134,231	2,748	732,912

Gap	$(114,436)	$(1,234)	$246,327	$23,654	$154,311

Cumulative gap	$(114,436)	$(115,670)	$130,657	$154,311

(1)	includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2016, the Corporation had a cumulative liability sensitivity gap position of $115.670 million within the one-year timeframe.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income since more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments.  In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2016, the Corporation had $362.176 million of variable rate loans that reprice primarily with the prime rate index.  Approximately $149.588 million of these variable rate loans have interest rate floors.  This means that the prime rate will have to increase above the floor rate before these loans will reprice.  At year end, $127.490 million of these floor-rate loans would reprice with a 100 basis point prime rate increase, with the majority of the remainder repricing with an additional 100 basis point prime rate increase.

At December 31, 2015, the Corporation had a cumulative liability sensitive gap position of $37.492 million within the one-year time frame.

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

Evaluating the exposure to changes in interest rates includes assessing both the adequacy of the process used to control interest rate risk and the quantitative level of exposure.  The Corporation’s interest rate risk management process seeks to ensure that appropriate policies, procedures, management information systems, and internal controls are in place to maintain interest rate risk at prudent levels with consistency and continuity.  In evaluating the quantitative level of interest rate risk, the Corporation assesses the existing and potential future effects of changes in interest rates on its financial condition, including capital adequacy, earnings, liquidity, and asset quality.  In addition to changes in interest rates, the level of future net interest income is also dependent on a number of variables, including: the growth, composition and levels of loans, deposits, other earning assets and interest-bearing obligations, and economic and competitive conditions; potential changes in lending, investing, and deposit strategies; customer preferences; and other factors.

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2016 (dollars in thousands).  Nonaccrual loans of $4.124 million are included in the table at an average interest rate of 0.00% and a maturity greater than five years.

Principal/Notional Amount Maturing/Repricing In:

								Fair Value
	2017	2018	2019	2020	2021	Thereafter	Total	12/31/2016

Rate Sensitive Assets
Fixed interest rate securities	$1,498	$13,551	$16,430	$17,693	$13,003	$24,098	$86,273	$86,273
Average interest rate	0.89	1.19	1.41	1.70	1.66	2.71	1.83%
Fixed interest rate loans	153,227	129,763	97,539	25,129	11,306	2,717	419,681	420,513
Average interest rate	4.50	4.52	4.65	4.39	4.47	4.61	4.55
Variable interest rate loans	362,176	—	—	—	—	—	362,176	362,894
Average interest rate	4.67	—	—	—	—	—	4.67
Other assets	10,694	4,548	1,439	1,965	200	247	19,093	19,093
Average interest rate	1.97	1.59	1.59	1.59	1.59	1.57	1.80
Total rate sensitive assets	$527,595	$147,862	$115,408	$44,787	$24,509	$27,062	$887,223	$888,773
Average interest rate	4.55%	4.12%	4.15%	3.20%	2.96%	2.89%	4.18%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$344,937	$—	$—	$—	$—	$—	$344,937	$344,937
Average interest rate	0.15	—	—	—	—	—	0.15%
Time deposits	231,970	46,502	18,164	12,121	3,135	2,504	314,396	312,090
Average interest rate	0.01	0.01	1.51	1.40	1.32	0.30	0.96
Variable interest rate borrowings	2,950	2,200	16,799	—	—	—	21,949	22,204
Average interest rate	4.00	4.00	4.00	—	—	—	4.00
Fixed interest rate borrowings	10,076	10,077	15,077	10,078	78	244	45,630	46,159
Average interest rate	4.10	1.11	1.77	1.59	1.00	1.00	1.66
Total rate sensitive liabilities	$589,933	$58,779	$50,040	$22,199	$3,213	$2,748	$726,912	$725,390
Average interest rate	0.53%	1.12%	2.42%	1.49%	1.31%	0.36%	0.74%

Foreign Exchange Risk

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation provides foreign exchange services, makes loans to, and accepts deposits from, Canadian customers primarily at its banking office in Sault Ste. Marie.  To protect against foreign exchange risk, the Corporation monitors the volume of Canadian deposits it takes in and then invests these Canadian funds in Canadian interest bearing accounts.  Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

Off-Balance-Sheet Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics.  In 2016, the Corporation did not enter into futures, forwards, swaps or options.  However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.  See Note 19 to the consolidated financial statements for additional information.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Board of Directors

Mackinac Financial Corporation, Inc.

We have audited the accompanying consolidated balance sheet of Mackinac Financial Corporation (the Corporation) as of December 31, 2016 and 2015, and the related consolidated statements of operations, comprehensive income, changes in shareholders’ equity and cash flows for each of the years in the three-year period ended December 31, 2016. These financial statements are the responsibility of the Corporation’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Mackinac Financial Corp. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/Plante & Moran, PLLC

March 28, 2017

Auburn Hills, Michigan

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in Thousands)

	December 31,	December 31,
	2016	2015

ASSETS

Cash and due from banks	$44,620	$25,005
Federal funds sold	2,135	3
Cash and cash equivalents	46,755	25,008

Interest-bearing deposits in other financial institutions	14,047	5,089
Securities available for sale	86,273	53,728
Federal Home Loan Bank stock	2,911	2,169

Loans:
Commercial	543,573	450,275
Mortgage	218,171	152,272
Consumer	20,113	15,847
Total Loans	781,857	618,394
Allowance for loan losses	(5,020)	(5,004)
Net loans	776,837	613,390

Premises and equipment	15,891	12,524
Other real estate held for sale	4,782	2,324
Deferred tax asset	8,760	9,213
Deposit based intangibles	2,172	1,076
Goodwill	5,694	3,805
Other assets	19,398	10,943

TOTAL ASSETS	$983,520	$739,269

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$164,179	$122,775
NOW, money market, interest checking	286,622	202,784
Savings	58,315	30,882
CDs<$250,000	141,629	124,084
CDs>$250,000	8,489	8,532
Brokered	164,278	121,266
Total deposits	823,512	610,323

Federal funds purchased	6,000	-
Borrowings	67,579	45,754
Other liabilities	7,820	6,590
Total liabilities	904,911	662,667

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,263,371 and 6,217,620, respectively	61,583	61,133
Retained earnings	17,206	15,221
Accumulated other comprehensive income
Unrealized (losses) gains on available for sale securities	(102)	297
Minimum pension liability	(78)	(49)
Total shareholders’ equity	78,609	76,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$983,520	$739,269

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands, Except Per Share Data)

	For the Year Ended December 31,
	2016	2015	2014

INTEREST INCOME:
Interest and fees on loans:
Taxable	$36,078	$32,034	$26,461
Tax-exempt	64	13	30
Interest on securities:
Taxable	1,322	1,095	962
Tax-exempt	220	162	64
Other interest income	299	209	152
Total interest income	37,983	33,513	27,669

INTEREST EXPENSE:
Deposits	3,322	3,251	3,218
Borrowings	1,563	1,142	924
Total interest expense	4,885	4,393	4,142

Net interest income	33,098	29,120	23,527
Provision for loan losses	600	1,204	1,200
Net interest income after provision for loan losses	32,498	27,916	22,327

OTHER INCOME:
Deposit service fees	995	836	701
Income from mortgage loans sold on the secondary market	1,575	1,071	637
SBA/USDA loan sale gains	897	610	757
Mortgage servicing (amortization) income	(40)	547	675
Net realized security gains	150	455	54
Other	576	370	288
Total other income	4,153	3,889	3,112

OTHER EXPENSE:
Salaries and employee benefits	14,625	12,449	10,303
Occupancy	2,680	2,424	2,129
Furniture and equipment	1,749	1,551	1,268
Data processing	1,620	1,381	1,150
Advertising	620	507	449
Professional service fees	1,169	1,270	1,163
Loan origination expenses and deposit and card related fees	1,100	955	699
Writedowns and losses on other real estate held for sale	202	332	280
FDIC insurance assessment	488	506	362
Telephone	528	455	327
Transaction related expenses	3,101	—	2,475
Other	2,003	2,046	2,005
Total other expenses	29,885	23,876	22,610

Income before provision for income taxes	6,766	7,929	2,829
Provision for income taxes	2,283	2,333	1,129

NET INCOME	$4,483	$5,596	$1,700

INCOME PER COMMON SHARE:
Basic	$.72	$.90	$.30
Diluted	$.72	$.89	$.30

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	December 31,
	2016	2015	2014

Net income	$4,483	$5,596	$1,700
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	(455)	(24)	578
Reclassification adjustment for securities gains included in net income	(150)	(455)	(54)
Tax effect	206	214	(178)
Net change in unrealized gains on available for sale securities	(399)	(265)	346

Defined benefit pension plan:
Net unrealized actuarial loss on defined benefit pension obligation	(44)	—	(74)
Amortization of net loss and settlement cost recognized in income	—	—	—
Tax effect	15	—	25
Changes from defined benefit pension plan	(29)	—	(49)
Other comprehensive (loss) income, net of tax	(428)	(265)	297

Total comprehensive income	$4,055	$5,331	$1,997

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

				Accumulated
	Shares of	Common Stock	Retained	Other
	Common	and Additional	Earnings	Comprehensive
	Stock	Paid in Capital	(Accumulated Deficit)	Income (Loss)	Total

Balance, January 1, 2014	5,541,390	$53,621	$11,412	$216	$65,249

Net income	—	—	1,700	—	1,700
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	346	346
Actuarial loss on defined benefit	—	—	—	—	—
pension obligation	—	—	—	(49)	(49)
Total comprehensive income				297	1,997
Stock compensation	—	429	—	—	429
Issuance of common stock:
Acquisition - Peninsula Financial Corp	695,361	7,804	—	—	7,804
Stock option exercise	6,580	(32)	—	—	(32)
Restricted stock award vesting	37,125	—	—	—	—
Total issuance of common stock	739,066	7,772	—	—	7,772
Repurchase of common stock	(13,700)	(143)	—	—	(143)
Dividend on common stock	—	—	(1,308)	—	(1,308)

Balance, December 31, 2014	6,266,756	$61,679	$11,804	$513	$73,996

Net income	—	—	5,596	—	5,596
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	(265)	(265)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	—	(265)	5,331
Stock compensation	—	576	—	—	576
Issuance of common stock:
Restricted stock award vesting	53,319	—	—	—	—
Repurchase of common stock	(102,455)	(1,122)	—	—	(1,122)
Dividend on common stock	—	—	(2,179)	—	(2,179)

Balance, December 31, 2015	6,217,620	$61,133	$15,221	$248	$76,602

Net income	—	—	4,483	—	4,483
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	(399)	(399)
Actuarial loss on defined benefit pension obligation	—	—	—	(29)	(29)
Total comprehensive income	—	—	—	(428)	4,055
Stock compensation	—	600	—	—	600
Issuance of common stock:
Restricted stock award vesting	59,751	—	—	—	—
Repurchase of common stock	(14,000)	(150)	—	—	(150)
Dividend on common stock	—	—	(2,498)	—	(2,498)

Balance, December 31, 2016	6,263,371	$61,583	$17,206	$(180)	$78,609

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	For the year ended December 31,
	2016	2015	2014
Cash Flows from Operating Activities:
Net income	$4,483	$5,596	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,921	1,670	1,503
Provision for loan losses	600	1,204	1,200
Deferred tax expense	2,283	2,333	1,129
(Gain) on sales/calls of securities	(150)	(455)	(54)
(Gain) on sale of loans sold in the secondary market	(1,575)	(873)	(493)
Origination of loans held for sale in secondary market	(81,693)	(53,229)	(29,871)
Proceeds from sale of loans in the secondary market	83,268	54,102	30,364
(Gain) loss on sale of premises, equipment, and other real estate held for sale	(10)	65	81
Writedown of other real estate held for sale	212	295	228
Stock compensation	600	576	429
Change in other assets	(10,282)	8,188	(4,112)
Change in other liabilities	720	(6,380)	6,337
Net cash provided by operating activities	377	13,092	8,441

Cash Flows from Investing Activities:
Net increase in loans	(56,237)	(19,321)	(50,969)
Net decrease (increase) in interest-bearing deposits in other financial institutions	3,015	708	(225)
Purchase of securities available for sale	(16,105)	(23,894)	(8,317)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	26,689	35,091	9,449
Capital expenditures	(2,137)	(1,341)	(1,433)
Proceeds from life insurance	301	263	—
Net cash used in Peninsula acquisition	—	—	(4,484)
Net cash used in Eagle acquisition and reimbursement of contract termination fee	(1,900)	—	—
Net cash received in Niagara acquisition	2,453	—	—
Proceeds from sale of premises, equipment, and other real estate	1,608	1,702	912
Redemption of FHLB stock	15	804	87
Net cash (used in) investing activities	(42,298)	(5,988)	(54,980)

Cash Flows from Financing Activities:
Net increase in deposits	49,491	3,350	39,724
Net activity on line of credit	(8,801)	(3,367)	9,367
Increase in fed funds purchased	6,000	—	—
Repurchase of common stock	(150)	(1,122)	(143)
Dividend on common stock	(2,498)	(2,179)	(1,308)
Proceeds from term borrowing	19,800	—	3,000
Principal payments on borrowings	(174)	(725)	(373)
Net cash provided by (used in) financing activities	63,668	(4,043)	50,267

Net increase (decrease) in cash and cash equivalents	21,747	3,061	3,728
Cash and cash equivalents at beginning of period	25,008	21,947	18,219
Cash and cash equivalents at end of period	$46,755	$25,008	$21,947
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,792	$4,423	$4,119
Income taxes	1,100	150	100

Business Combinations
Fair value of tangible assets acquired (noncash)	$188,537	$—	$105,265
Goodwill and identifiable intangible assets acquired	2,845	—	5,011
Liabilities assumed	175,209	—	104,151
Common stock issued	—	—	695,361

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	$3,292	$1,376	$588

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

Nature of Operations

The Corporation’s and the Bank’s revenues and assets are derived primarily from banking activities. The Bank’s primary market area is the Upper Peninsula, the northern portion of the Lower Peninsula of Michigan, Northeastern Wisconsin and Oakland County in Lower Michigan.   The Bank provides to its customers commercial, real estate, agricultural, and consumer loans, as well as a variety of traditional deposit products. Less than 1.0% of the Corporation’s business activity is with Canadian customers and denominated in Canadian dollars.

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

Over the life of the acquired loans, management continues to estimate cash flows expected to be collected on pools of loans sharing common risk characteristics, which are treated in the aggregate when applying various valuation techniques.  We evaluate at each balance sheet date whether the present value of our pools of loans determined using the effective interest rates has decreased significantly and if so, recognize a provision for loan loss in our consolidated statement of operations.  For any significant increases in cash flows expected to be collected, we adjust the amount of the accretable yield recognized on a prospective basis over the pool’s remaining life.

Performing acquired loans are accounted for under ASC Topic 310-20, Receivables – Nonrefundable Fees and Other Costs.  Performance of certain loans may be monitored and based on management’s assessment of the cash flows and other facts available, portions of the accretable difference may be delayed or suspended if management deems appropriate.  The Corporation’s policy for determining when to discontinue accruing interest on performing acquired loans and the subsequent accounting for such loans is essentially the same as the policy for originated loans.

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

Allowance for Loan Losses

The allowance for loan losses includes specific allowances related to loans which have been judged to be impaired. A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement. These specific allowances are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

The Corporation also has an unallocated allowance for loan losses for loans not considered impaired. The allowance for loan losses is maintained at a level which management believes is adequate to provide for probable loan losses. Management periodically evaluates the adequacy of the allowance using the Corporation’s past loan loss experience, known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors. The allowance does not include the effects of expected losses related to future events or future changes in economic conditions. This evaluation is inherently subjective since it requires material estimates that may be susceptible to significant change. Loans are charged against the allowance for loan losses when management believes the collectability of the principal is unlikely. In addition, various regulatory agencies periodically review the allowance for loan losses. These agencies may require additions to the allowance for loan losses based on their judgments of collectability.

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

Other Real Estate Held for Sale

Other real estate held for sale consists of assets acquired through, or in lieu of, foreclosure and other long-lived assets to be disposed of by sale, whether previously held and used or newly acquired.  Other real estate held for sale is initially recorded at fair value, less costs to sell, establishing a new cost basis.  Valuations are periodically performed by management or a third party, and the assets’ carrying values are adjusted to the lower of cost basis or fair value less costs to sell.  Impairment losses are recognized for any initial or subsequent write-downs.  Net revenue and expenses from operations of other real estate held for sale are included in other expense.

Premises and Equipment

Premises and equipment are stated at cost less accumulated depreciation.  Maintenance and repair costs are charged to expense as incurred.  Gains or losses on disposition of premises and equipment are reflected in income.  Depreciation is computed on the straight-line method over the estimated useful lives of the assets.

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with ASC 350 (SFAS No. 142, Goodwill and Other Intangible Assets), amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill is annually tested for impairment.  The Corporation’s core deposit intangible is currently being amortized over its estimated useful life of ten years.

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. Awards are made to certain other senior officers at the discretion of the Corporation's management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period.  These gains and losses for the period are shown as a component of other comprehensive income.  The accumulated gains and losses are reported as a component of equity, net of any tax effect.  At December 31, 2016, the balance in accumulated other comprehensive income consisted of a unrealized losses on available for sales securities of $.102 million and actuarial losses on the defined benefit pension obligation of $78,000. At December 31, 2015, the balance in accumulated other comprehensive income consisted of unrealized gains on available for sale securities of $.297 million and actuarial losses on the defined benefit pension obligation of $49,000.

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

The following shows the computation of basic and diluted earnings per share for the years ended December 31, 2016, 2015 and 2014 (dollars in thousands, except per share data):

	Year Ended December 31,
	2016	2015	2014

(Numerator):
Net income	$4,483	$5,596	$1,700

(Denominator):
Weighted average shares outstanding	6,236,067	6,241,921	5,592,738
Effect of dilutive stock options, and vesting of restricted stock awards	32,636	31,400	61,073
Diluted weighted average shares outstanding	6,268,703	6,273,321	5,653,811
Income per common share:
Basic	$.72	$.90	$.30
Diluted	$.72	$.89	$.30

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

Recent Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is permitted, only as of

January 1, 2017. In this regard, management has completed a preliminary analysis of the impact of implementation. The key revenue streams identified include service charges and mortgage banking income. The new guidance is not expected to have a significant impact on the Corporation’s financial results. Interest income is outside the scope of the new standard and will not be impacted upon adoption.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance will be effective for the Corporation’s year ending December 31, 2019 and will be applied using modified retrospective transition method to the beginning of the earliest period presented.  The Corporation currently has no capital leases, but does maintain seven operating leases for branch locations that will be impacted by the implementation of this guidance.  The effect of applying the new lease guidance on the financial statements has not yet been determined.

In September, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

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

Reclassifications

Certain amounts in the 2015 and 2014 consolidated financial statements have been reclassified to conform to the 2016 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $17.518 million were restricted on December 31, 2016 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks.  Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000.

Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2016

Corporate	$19,899	$49	$(38)	$19,910
Equity	500	—	—	500
US Agencies	23,991	47	(86)	23,952
US Agencies - MBS	16,980	48	(195)	16,833
Obligations of states and political subdivisions	25,057	447	(426)	25,078

Total securities available for sale	$86,427	$591	$(745)	$86,273

December 31, 2015

Corporate	12,710	—	(64)	12,646
US Agencies	27,358	62	(43)	27,377
US Agencies - MBS	3,738	31	(10)	3,759
Obligations of states and political subdivisions	9,472	592	(118)	9,946

Total securities available for sale	$53,278	$685	$(235)	$53,728

Following is information pertaining to securities with gross unrealized losses at December 31, 2016 and 2015 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2016

Corporate	$(38)	$12,085	$—	$—
Equity	—	—	—	—
US Agencies	(86)	19,153	—	—
US Agencies - MBS	(192)	11,589	(3)	932
Obligations of states and political subdivisions	(426)	13,328	—	—

Total securities available for sale	$(742)	$56,155	$(3)	$932

December 31, 2015
Corporate	(64)	11,299	—	—
US Agencies	(43)	15,957	—	—
US Agencies - MBS	(10)	1,651	—	—
Obligations of states and political subdivisions	(118)	573	—	—

Total securities available for sale	$(235)	$29,480	$—	$—

There were 118 securities in an unrealized loss position in 2016 and 13 in 2015.  The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2016	2015	2014

Proceeds from sales and calls	$19,719	$25,628	$5,200
Gross gains on sales and calls	190	455	54
Gross (losses) on sales and calls	(40)	—	—

The carrying value and estimated fair value of securities available for sale at December 31, 2016, by contractual maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$1,010	$902
Due after one year through five years	48,665	48,587
Due after five years through ten years	13,469	13,633
Due after ten years	6,303	6,318
Subtotal	69,447	69,440
US Agencies - MBS	16,980	16,833

Total	$86,427	$86,273

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities with a market value of $11.931 million are pledged as collateral to the Federal Home Loan Bank and $5.494 million are pledged to certain customer relationships.  See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

NOTE 4 — LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	2016	2015

Commercial real estate	$389,420	$312,805
Commercial, financial, and agricultural	142,648	122,140
Commercial construction	11,505	15,330
One to four family residential real estate	205,945	140,502
Consumer	20,113	15,847
Consumer construction	12,226	11,770

Total loans	$781,857	$618,394

The Corporation completed the acquisition of Peninsula Financial Corporation, (“PFC”), on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In 2016, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $96,000 of accretable interest.  In 2015, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.578 million of the accretable interest.

The table below details the outstanding balances of the PFC acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$13,290	$53,849	$67,139
Nonaccretable difference	(2,234)	—	(2,234)
Expected cash flows	11,056	53,849	64,905
Accretable yield	(744)	(2,100)	(2,844)
Carrying balance at acquisition date	$10,312	$51,749	$62,061

The table below details the outstanding balances of the Eagle River acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$3,401	$80,737	$84,138
Nonaccretable difference	(1,172)	—	(1,172)
Expected cash flows	2,229	80,737	82,966
Accretable yield	(391)	(1,700)	(2,091)
Carrying balance at acquisition date	$1,838	$79,037	$80,875

The table below details the outstanding balances of the Niagara acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$30,555	$32,660
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	30,555	32,395
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,955	$31,707

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2016 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768	$—	$—	$—	$—	$—	$—
Acquisitions	—	—	—	391	1,700	2,091	88	600	688
Accretion	(50)	(700)	(750)	(46)	(479)	(525)	—	(95)	(95)
Reclassification from nonaccretable difference	94	—	94	109	—	109	36	—	36
Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2015 (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2014	$744	$2,042	$2,786
Accretion	(578)	(700)	(1,278)
Reclassification from nonaccretable difference	260	—	260
Balance, December 31, 2015	$426	$1,342	$1,768

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	(245)	(232)	—	(133)	—	(113)	—	(723)
Recoveries	54	41	7	5	—	32	—	139
Provision	(75)	160	(29)	150	(1)	107	288	600
Ending balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020

Loans:
Ending balance	$389,420	$142,648	$11,505	$205,945	$12,226	$20,113	$—	$781,857
Ending balance ALLR	(1,345)	(614)	(57)	(296)	(6)	(90)	(2,612)	(5,020)
Net loans	$388,075	$142,034	$11,448	$205,649	$12,220	$20,023	$(2,612)	$776,837

Ending balance ALLR:
Individually evaluated	$470	$365	$—	$43	$—	$80	$—	$958
Collectively evaluated	875	249	57	253	6	10	2,612	4,062
Total	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020

Ending balance Loans:
Individually evaluated	$1,304	$1,461	$—	$1,125	$—	$181	$—	$4,071
Collectively evaluated	384,882	141,187	11,505	202,028	12,169	19,928	—	771,699
Acquired with deteriorated credit quality	3,234	—	—	2,792	57	4	—	6,087
Total	$389,420	$142,648	$11,505	$205,945	$12,226	$20,113	$—	$781,857

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2015 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,813	$1,539	$142	$285	$6	$13	$342	$5,140
Charge-offs	(52)	(1,749)	—	(142)	—	(87)	—	(2,030)
Recoveries	588	22	52	2	—	26	—	690
Provision	(1,738)	833	(115)	129	1	112	1,982	1,204
Ending balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004

Loans:
Ending balance	$312,805	$122,140	$15,330	$140,502	$11,770	$15,847	$—	$618,394
Ending balance ALLR	(1,611)	(645)	(79)	(274)	(7)	(64)	(2,324)	(5,004)
Net loans	$311,194	$121,495	$15,251	$140,228	$11,763	$15,783	$(2,324)	$613,390

Ending balance ALLR:
Individually evaluated	$420	$192	$—	$60	$—	$55	$—	$727
Collectively evaluated	1,191	453	79	214	7	9	2,324	4,277
Total	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004

Ending balance Loans:
Individually evaluated	$1,086	$617	$—	$325	$83	$—	$—	$2,111
Collectively evaluated	307,336	121,345	15,330	136,940	11,686	15,845	—	608,482
Acquired with deteriorated credit quality	4,383	178	—	3,237	1	2	—	7,801
Total	$312,805	$122,140	$15,330	$140,502	$11,770	$15,847	$—	$618,394

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

Commercial construction loans in the amount of $4.414 million and $2.409 million at December 31, 2016, and 2015, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,021	$23,940	$140,618	$205,710	$10,808	$5,323	$—	$—	$389,420
Commercial, financial and agricultural	10,421	13,434	49,434	65,097	2,485	1,777	—	—	142,648
Commercial construction	—	900	3,146	1,877	783	385	—	4,414	11,505
One-to-four family residential real estate	740	1,373	3,412	6,927	2,658	5,493	—	185,342	205,945
Consumer construction	28	—	—	—	—	17	—	12,181	12,226
Consumer	20	—	15	42	13	103	—	19,920	20,113

Total loans	$14,230	$39,647	$196,625	$279,653	$16,747	$13,098	$—	$221,857	$781,857

Below is a breakdown of loans by risk category as of December 31, 2015 (dollars in thousands)

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Sp. Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,072	$26,197	$113,868	$164,954	$—	$5,714	$—	$—	$312,805
Commercial, financial and agricultural	13,067	5,954	47,194	53,791	—	2,134	—	—	122,140
Commercial construction	—	400	3,869	8,257	—	395	—	2,409	15,330
One-to-four family residential real estate	591	1,222	3,172	4,078	—	4,093	—	127,346	140,502
Consumer construction	—	—	—	—	—	—	—	11,770	11,770
Consumer	24	—	19	—	—	61	—	15,743	15,847

Total loans	$15,754	$33,773	$168,122	$231,080	$—	$12,397	$—	$157,268	$618,394

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

						Interest Income
	Nonaccrual	Nonaccrual	Accrual	Average	Related	on
	Recorded Balance	Unpaid Balance	Basis	Investment	Valuation Reserve	Accrual Basis
December 31, 2016

With no valuation reserve:
Commercial real estate	$1,426	$1,891	$3,234	$5,318	$—	$232
Commercial, financial and agricultural	11	11	—	116	—	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,623	2,198	2,792	4,500	—	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	127	—	2

With a valuation reserve:
Commercial real estate	$306	$328	$—	$103	$50	$—
Commercial, financial and agricultural	326	357	—	109	231	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	333	333	—	171	94	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	5	5	—

Total:
Commercial real estate	$1,732	$2,219	$3,234	$5,421	$50	$232
Commercial, financial and agricultural	337	368	—	225	231	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,956	2,531	2,792	4,671	94	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	132	5	2
Total	$4,124	$5,226	$6,087	$10,485	$380	$437

December 31, 2015

With no valuation reserve:
Commercial real estate	$471	$803	$4,051	$7,205	$—	$224
Commercial, financial and agricultural	—	—	1,778	4,849	—	9
Commercial construction	—	—	—	260	—	—
One to four family residential real estate	1,267	1,598	2,385	5,413	—	128
Consumer construction	20	22	2	99	—	—
Consumer	50	51	1	102	—	0

With a valuation reserve:
Commercial real estate	$—	$—	$—	$—	$—	$—
Commercial, financial and agricultural	460	1,139	—	699	192	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	229	244	—	232	58	—
Consumer construction	—	—	—	—	—	—
Consumer	10	9	—	10	1	—

Total:
Commercial real estate	$471	$803	$4,051	$7,205	$—	$224
Commercial, financial and agricultural	460	1,139	1,778	5,548	192	9
Commercial construction	—	—	—	260	—	—
One to four family residential real estate	1,496	1,842	2,385	5,645	58	128
Consumer construction	20	22	2	99	—	—
Consumer	60	60	1	112	1	—
Total	$2,507	$3,866	$8,217	$18,869	$251	$361

A summary of past due loans at December 31, is as follows (dollars in thousands):

	2016			2015

	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$942	$1,732	$2,674	$521	$471	$992
Commercial, financial and agricultural	186	337	523	222	460	682
Commercial construction	—	—	—	270	—	270
One to four family residential real estate	2,113	1,956	4,069	807	1,528	2,335
Consumer construction	—	17	17	—	20	20
Consumer	133	82	215	130	60	190

Total past due loans	$3,374	$4,124	$7,498	$1,950	$2,539	$4,489

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

There were no troubled debt restructurings that occurred during the years ended December 31 2016, and December 31, 2015.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	2016	2015
Loans outstanding, January 1	$6,887	$8,789
New loans	2,510	0
Net activity on revolving lines of credit	2,119	778
Repayment	(2,321)	(2,680)

Loans outstanding at end of period	$9,195	$6,887

There were no loans to related-parties classified substandard as of December 31, 2016 and 2015.  In addition to the outstanding balances above, there were unfunded commitments of $.592 million to related parties at December 31, 2016.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2016	2015

Land	$2,566	$1,812
Buildings and improvements	18,001	15,497
Furniture, fixtures, and equipment	9,142	8,567
Construction in progress	310	142
Total cost basis	30,019	26,018
Less - accumulated depreciation	14,128	13,494

Net book value	$15,891	$12,524

Depreciation of premises and equipment charged to operating expenses amounted to $1.617 million in 2016, $1.457 million in 2015, and $1.337 million in 2014.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2016	2015

Balance, January 1	$2,324	$3,010
Other real estate transferred from loans due to foreclosure	3,292	1,376
Other real estate acquired	1,205	-
Proceeds from other real estate sold	(1,640)	(1,702)
Transfer to premise and equipment	(197)	-
Writedowns of other real estate held for sale	(212)	(295)
Gain (loss) on sale of other real estate held for sale	10	(65)

Total other real estate held for sale	$4,782	$2,324

Foreclosed residential real estate property of $2.094 million is included in other real estate as of December 31, 2016.  The recorded investment in consumer mortgage loans secured by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdictions was $.195 million as of December 31, 2016.

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2016	2015

Noninterest bearing deposits	$164,179	$122,775
NOW, money market, interest checking	286,622	202,784
Savings	58,315	30,882
CDs <$250,000	141,629	124,084
CDs >$250,000	8,489	8,532
Brokered	164,278	121,266

Total deposits	$823,512	$610,323

Maturities of non-brokered time deposits outstanding at December 31, 2016 are as follows (dollars in thousands):

2017	$88,269
2018	33,427
2019	10,662
2020	12,121
2021	3,135
Thereafter	2,504

Total	$150,118

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of Peninsula.  During 2016, the Corporation recorded $1.839 million of goodwill and $.993 million of deposit based intangible assets associated with the acquisition of Eagle River.  Also in 2016, the Corporation recorded $50,000 of goodwill and $.300 million of deposit based intangible assets with the acquisition of Niagara.

The deposit based intangible is reported net of accumulated amortization at $2.172 million at December 31, 2016, compared to $1.076 million at December 31, 2015. Amortization expense in 2016 is $.197 million, compared to $.121 million in 2015 and $10,000 in 2014.  Amortization expense for the next five years is expected to be at $.250 million per year.

NOTE 9 – SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of December 31, 2016, the Corporation had obligations to service $221.355 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value.  On a quarterly basis, management evaluates the MSRs for impairment.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 10.74% and a discount rate of 9.59% for December 31, 2016.

In 2016, management decided to no longer retain the servicing on mortgage loans sold.

The following summarizes the fair value of the mortgage servicing rights capitalized and amortized. There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2016	2015

Balance at beginning of period	$1,965	$1,994
Additions from loans sold with servicing retained	—	585
Acquired MSRs	207	—
Amortization	(599)	(614)

Balance at end of period	$1,573	$1,965
Balance of loan servicing portfolio	$221,355	$224,612
Mortgage servicing rights as % of portfolio	0.71%	.87%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at December 31, 2016 and December 31, 2015 was approximately $41 million and $63 million, respectively. The Corporation valued these servicing rights at $.140 million as of December 31, 2016 and $.170 million at December 31, 2015.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	2016	2015

Federal Home Loan Bank fixed rate advances	$45,000	$35,000
Correspondent bank line of credit	750	7,750
Correspondent bank term note	21,199	2,300
USDA Rural Development note	630	704

	$67,579	$45,754

The Federal Home Loan Bank borrowings bear a weighted average rate of 2.10% and mature in 2017, 2018, 2019 and 2020.  They are collateralized at December 31, 2016 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $44.042 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $11.966 million and $11.931 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.911 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policies of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Chicago in effect as of December 31, 2016.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note.  The line of credit bears interest at 90-day LIBOR plus 2.75%, with a floor rate of 4.00% and has an initial term that expires on April 30, 2018. The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $550,000 beginning March 31, 2017.  This relationship is secured by all of the outstanding common stock of mBank.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024.  It is collateralized by loans totaling $.106 million originated and held by the Corporation’s wholly owned subsidiary, First

Rural Relending, and an assignment of a demand deposit account in the amount of $.583 million, and guaranteed by the Corporation.

Maturities and principal payments of borrowings outstanding at December 31, 2016 are as follows (dollars in thousands):

2017	$13,026
2018	12,277
2019	31,876
2020	10,078
2021	78
Thereafter	244

Total	$67,579

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2016	2015	2014

Current tax expense	$485	$—	$—
Change in valuation allowance		(760)	—
Deferred tax expense	1,798	3,093	1,129

Provision for income taxes	$2,283	$2,333	$1,129

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2016	2015	2014

Tax expense at statutory rate	$2,301	$2,695	$962
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(96)	(60)	(25)
Change in valuation allowance	—	(760)	—
Expiration of deferred tax assets	—	429	—
Nondeductible transaction expenses	95	—	176
Other	(17)	29	16

Provision for income taxes, as reported	$2,283	$2,333	$1,129

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2016	2015
Deferred tax assets:
NOL carryforward	$3,080	$4,331
Allowance for loan losses	1,413	1,705
Alternative Minimum Tax Credit	1,944	1,999
OREO Tax basis > book basis	142	162
Tax credit carryovers	235	338
Deferred compensation	443	517
Pension liability	387	384
Stock compensation	116	141
Unrealized gain (loss) on securities	52	(153)
Purchase accounting adjustments	1,791	955
Other	805	141

Total deferred tax assets	10,408	10,520

Valuation allowance	$—	$—

Deferred tax liabilities:
Core deposit premium	(739)	(366)
FHLB stock dividend	(91)	(100)
Depreciation	(208)	(113)
Mortgage servicing rights	(583)	(667)
Other	(27)	(61)
Total deferred tax liabilities	(1,648)	(1,307)

Net deferred tax asset	$8,760	$9,213

The Corporation has reported deferred tax assets of $8.760 million at December 31, 2016.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2016 had a net operating loss and tax credit carryforwards for tax purposes of approximately $9.1 million, and $2.2 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2016 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

NOTE 12 — OPERATING LEASES

The Corporation currently maintains seven operating leases for office locations.  The first operating lease, for the Corporation's location in Birmingham, was originated in September 2005 and had an original term of 66 months with an option to renew for an additional five -year period.  The original term of this was extended during 2011 for an additional three year term and again in 2014 for an additional three year term.

The second operating lease, for a second location in Manistique, was executed in April 2010, the terms of which began at that time.  The original term of this lease expired in 2013, and the second of the four consecutive renewal terms of two years each is in place.

The third operating lease, for a loan production office in Traverse City, was executed in May 2012, the terms of which began in August 2012. The original term of this lease expired in 2015 and automatically renewed at that time.  The lease was renegotiated in 2016 for a term of 36-months, with two consecutive options to extend the lease for 36 months each.

The fourth operating lease was initiated in December 2013 as the Corporation consolidated its banking offices in Marquette.  The original term of this lease is 15 years with options for two consecutive renewal terms of four years each.

The fifth operating lease, located in Troy, for the asset based lending office, was initiated in December 2013 and expires on May 31, 2019.

With the acquisition of PFC, the Corporation acquired three additional operating leases for office locations.  The first, for an additional location in Marquette, was executed in February 2011 with a term of five years and expired in 2016.  The Corporation opted not to renew this lease, and subsequently closed that office location. The second, for the location in Negaunee was executed in September 2012 with an initial term of five years, expiring in 2017, with option to renew for one additional term of five years.  The final, for a location in Ishpeming was executed in April 2008 for an initial term of five years.  This lease was renewed in May 2013 for an additional five years.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

2017	$722
2018	587
2019	517
2020	467
2021	476
Thereafter	3,609
Total	$6,378

Rent expense for all operating leases amounted to $1.053 million in 2016, $.985 million in 2015, and $.885 million in 2014.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan.  Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan.  Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan.  In addition, the Corporation may make discretionary contributions into the plan.  Retirement plan contributions charged to operations totaled $300,000, $288,000, and $214,000 in 2016, 2015, and 2014, respectively.

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants. Expected contributions to the Plan in 2017 are $19,000.

The anticipated distributions over the next five years and through December 31, 2016 are detailed in the table below (dollars in thousands):

2017	$128
2018	125
2019	122
2020	121
2021	120
2022-2026	723
Total	$1,339

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

	2016	2015
Change in benefit obligation:
Benefit obligation, beginning of year	$3,180	$3,290
Service cost	—	—
Interest cost	187	24
Actuarial loss	(44)	—
Benefits paid	(136)	(134)
Benefit obligation at end of year	3,187	3,180
Change in plan assets:
Fair value of plan assets, beginning of year	2,033	2,107
Actual return on plan assets	103	(8)
Employer contributions	49	68
Benefits paid	(136)	(134)
Fair value of plan assets at end of year	2,049	2,033

Funded status, included with other liabilities	$(1,138)	$(1,147)

Net pension costs included in the Corporation’s results of operations was immaterial.

Assumptions in the actuarial valuation were:

	2016	2015
Weighted average discount rate	3.78%	3.99%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation, which was in place at both December 31, 2016 and December 31, 2015:

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation.  This plan was discontinued and no longer applies to current officers and directors.  A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into.  The liability may change depending upon changes in long-term interest rates.  The liability at December 31, 2016 and 2015, for vested benefits under this plan, was $.179 million and $.273 million, respectively.  These benefits were originally contracted to be paid over a ten to fifteen-year period.  The final payment is scheduled to occur in 2023.  The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants.  The cash surrender value of the policies was $1.398 million and $1.545 million at December 31, 2016 and 2015, respectively.

Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2016 and 2015, for vested benefits under this plan was $1.124 million and $1.219 million, respectively.  The bank owned life insurance policy as of December 31, 2016 and 2015 had cash surrender values of $1.722 million and $1.692 million, respectively.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

Deferred compensation expense for both plans was $77,000 and $27,000 for 2016 and 2015, respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of December 31, 2016, the Corporation is well capitalized.

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2016 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$73,811	9.5%	>	$62,503	>	8.0%	>	$78,128	10.0%
mBank	$92,521	11.9%	>	$62,102	>	8.0%	>	$77,627	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$68,791	8.8%	>	$46,877	>	6.0%	>	$62,503	8.0%
mBank	$87,542	11.3%	>	$46,576	>	6.0%	>	$62,102	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$68,791	8.8%	>	$35,158	>	4.5%	>	$50,783	6.5%
mBank	$87,542	11.3%	>	$34,932	>	4.5%	>	$50,458	6.5%

Tier 1 capital to average assets:
Consolidated	$68,791	7.3%	>	$37,939	>	4.0%	>	$47,242	5.0%
mBank	$87,542	9.2%	>	$37,889	>	4.0%	>	$47,361	5.0%

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2015 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio

Total capital to risk weighted assets:
Consolidated	$75,122	11.8%	>	$51,017	>	8.0%	>	$63,772	10.0%
mBank	$82,217	13.0%	>	$50,763	>	8.0%	>	$63,454	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$70,118	11.0%	>	$38,263	>	6.0%	>	$51,017	8.0%
mBank	$77,254	12.2%	>	$38,072	>	6.0%	>	$50,763	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$70,118	11.0%	>	$28,697	>	4.5%	>	$41,451	6.5%
mBank	$77,254	12.2%	>	$28,554	>	4.5%	>	$41,245	6.5%

Tier 1 capital to average assets:
Consolidated	$70,118	9.7%	>	$29,000	>	4.0%	>	$36,251	5.0%
mBank	$77,254	10.6%	>	$29,528	>	4.0%	>	$36,572	5.0%

NOTE 17 — STOCK COMPENSATION PLANS

Restricted Stock Awards

The Corporation’s restricted stock awards require certain service-based or performance requirements and have a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

The Corporation has historically granted RSAs to members of the Board of Directors and management.  Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards.

Date of Award	Units Granted	Market Value at grant date	Vesting Term
August, 2012	148,500	$ 7.91	4 years
March, 2014	52,774	12.95	4 years
March, 2015	37,730	11.15	4 years
May, 2015	3,000	10.77	Immediate
February, 2016	35,733	9.91	4 years

On August 31, 2013, 2014, 2015 and 2016, the Corporation issued 37,125 shares of its common stock for vested RSAs, in each year.  In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSAs.  In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs.

The Corporation recognized annual compensation expense of $.600 million in 2016, $.576 million in 2015 and $.480 million.  Unrecognized compensation expense at the end of 2016 was $.669 million.

A summary of changes in our nonvested awards for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2016	114,435	$10.72
Granted during the year	35,733	9.91
Vested during the year	(59,751)	9.53
Nonvested balance at December 31, 2016	90,417	$11.19

NOTE 18 — SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publicly announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of December 31, 2016, $26,000 of the total authorization was available for future purchases.

NOTE 19 — COMMITMENTS, CONTINGENCIES, AND CREDIT RISK

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

	2016	2015
Commitments to extend credit:
Variable rate	$59,496	$53,628
Fixed rate	28,737	26,846
Standby letters of credit - Variable rate	8,252	6,390
Credit card commitments - Fixed rate	5,533	3,747

	$102,018	$90,611

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

Legal Proceedings and Contingencies

At December 31, 2016, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at December 31, 2016 represents $121.861 million, or 22.42%, compared to $102.620 million, or 22.79%, of the commercial loan portfolio on December 31, 2015.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture, and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

NOTE 20 — FAIR VALUE

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

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2016		December 31, 2015
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$46,755	$46,755	$25,008	$25,008
Interest-bearing deposits	Level 2	14,047	14,047	5,089	5,089
Securities available for sale	Level 2	84,623	84,623	53,728	53,728
Securities available for sale	Level 3	1,650	1,650	—	—
Federal Home Loan Bank stock	Level 2	2,911	2,911	2,169	2,169
Net loans	Level 3	776,837	778,377	613,390	614,187
Accrued interest receivable	Level 3	2,016	2,016	1,416	1,416

Total financial assets		$928,839	$930,379	$700,800	$701,597

Financial liabilities:
Deposits	Level 2	$823,512	$815,960	$610,323	$607,636
Borrowings	Level 2	67,579	68,293	45,754	45,989
Accrued interest payable	Level 3	267	267	174	174

Total financial liabilities		$891,358	$884,520	$656,251	$653,799

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and the valuation techniques used by the Corporation to determine those fair values.

Level 1:In general, fair values determined by Level 1 inputs use quoted prices in active markets for identical assets or liabilities that the Corporation has the ability to access.

Level 2:Fair values determined by Level 2 inputs use other inputs that are observable, either directly or indirectly.  These Level 2 inputs include quoted prices for similar assets and liabilities in active markets, and other inputs such as interest rates and yield curves that are observable at commonly quoted intervals.

Level 3:Level 3 inputs are unobservable inputs, including inputs available in situations where there is little, if any,     market activity for the related asset or liability.

The fair value of all investment securities at December 31, 2016 were based on level 2 and level 3 inputs.  In December 31, 2015 all investment securities were based on level 2 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.”  The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Corporate	$19,910	$—	$19,910	$—	$—
Equity	500	—	—	500	—
US Agencies	23,952	—	23,952	—	—
US Agencies - MBS	16,833	—	15,683	1,150	—
Obligations of state and political subdivisions	25,078	—	25,078	—	—
	86,273				$—

The Corporation had no Level 3 assets or liabilities on a recurring basis as of December 31, 2015.

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

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Impaired loans	$9,856	$—	$—	$9,856	$643
Other real estate held for sale	4,782	—	—	4,782	202
					$845

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2015

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2015	(Level 1)	(Level 2)	(Level 3)	December 31, 2015
Assets

Impaired loans	$10,724	$—	$—	$10,724	$1,852
Other real estate held for sale	2,324	—	—	2,324	332
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

NOTE 21 — BUSINESS COMBINATIONS

The First National Bank of Eagle River

The Corporation completed its acquisition of Eagle River on April 29, 2016.  Eagle River had three branch offices and approximately $125 million in assets of April 29, 2016.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date. The merger was effected with a cash payment of $12.500 million.

The table below highlights the allocation of the purchase price:

Purchase Price:

Eagle River shares outstanding	85,776
Price per share/Cash price	$145.73
Total purchase price		$12,500
Reimbursement of termination fees		(1,763)
Cash consideration		$10,737

Net assets acquired:

Cash and cash equivalents	$10,600
Securities available for sale, net of purchase accounting marks	23,296
FRB & FHLB Stock	575
Total Loans, net of purchase accounting marks	80,875
Premises and equipment	1,931
Other real estate owned, net of purchase accounting marks	904
Deposit based intangible	993
Mortgage servicing rights	120
Deferred tax asset	948
Bank owned life insurance	4,132
Other assets	323
Total assets	124,697

Non-interest bearing deposits	22,349
Interest bearing deposits	82,165
Total deposits	104,514
FHLB Borrowings	11,000
Other liabilities	285
Total liabilities	115,799
Net assets acquired		8,898

Goodwill		$1,839

The results of operations for the twelve months ended December 31, 2016, include the operating results of the acquired assets and assumed liabilities for the 245 days subsequent to the acquisition date.  Eagle River’s results of operations prior to the acquisition date are not included in the Corporation’s consolidated statement of comprehensive income.

In addition to the data processing termination fees of $1.763 million, the Corporation incurred other Eagle River transaction related expenses of $.954 million, for a total of $2.717 million, or $1.793 million on an after tax basis during 2016.  These expenses included professional services such as legal, accounting, employee severance payments and contractual arrangements for consulting services.

Niagara Bancorporation

The Corporation completed its acquisition of Niagara on August 31, 2016.  Niagara had four branch offices and approximately $67 million in assets as of August 31, 2016.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected with a cash payment of $7.325 million.

The table below highlights the allocation of the purchase price (dollars in thousands, except per share data):

Purchase Price:

Niagara shares outstanding	4,354
Price per share/Cash price	$1,682.36
Total purchase price		$7,325

Net assets acquired:

Cash and cash equivalents	$9,778
Securities available for sale	21,491
FRB & FHLB Stock	287
Total Loans, net of purchase accounting marks	31,707
Premises and equipment	926
Other real estate owned, net of purchase accounting marks	301
Deposit based intangible	300
Mortgage servicing rights	87
Deferred tax assets	397
Bank owned life insurance	1,109
Other assets	302
Total assets	66,685

Non-interest bearing deposits	5,396
Interest bearing deposits	53,788
Total deposits	59,184
Other liabilities	226
Total liabilities	59,410
Net assets acquired		7,275

Goodwill		$50

The results of operations for the twelve months ended December 31, 2016, include the operating results of the acquired assets and assumed liabilities for the 122 days subsequent to the acquisition date.  Niagara’s results of operations prior to the acquisition date are not included in the Corporation’s consolidated statement of comprehensive income.

The Corporation incurred Niagara transaction related expenses of $.384 million, or $.253 million on an after tax basis during 2016.  These expenses included professional services such as legal, accounting, employee severance payments and contractual arrangements for consulting services.

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2016 and 2015, as if both the Eagle River acquisition and Niagara acquisition had occurred on January 1.  These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of Eagle River and Niagara.  In addition, the merger-related costs noted above are excluded from the 2016 results of operations, for comparative purposes.  Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of the Corporation.

	2016	2015
Net interest income	$36,902	$32,924
Noninterest income	5,129	4,865
Noninterest expense	30,857	26,851
Net income	7,375	7,219
Net income per diluted share	$1.18	$1.15

Fair Value

In most instances, determining the fair value of the acquired assets and assumed liabilities required the Corporation to estimate the cash flows expected to result from those assets and liabilities and to discount those cash flows at appropriate rates of interest.  The most significant of those determinations is related to the valuation of acquired loans.  For such loans, the excess cash flows expected at merger over the estimated fair value is recognized as interest income over the remaining lives of the loans.  The difference between contractually required payments at merger and the cash flows expected to be collected at merger reflects the impact of estimated credit losses, interest rate changes, and other factors, such as prepayments.  In accordance with the applicable accounting guidance for business combinations, there was no carry-over of the acquired banks’ previously established allowance for loan losses.

Goodwill recognized in these acquisitions was based primarily due to the synergies and economies of scale expected from combining the operations of the Corporation with Eagle River and Niagara.

NOTE 22 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2016 and 2015

(Dollars in Thousands)

	2016	2015

ASSETS
Cash and cash equivalents	$106	$986
Investment in subsidiaries	97,407	83,786
Other assets	4,014	2,981

TOTAL ASSETS	$101,527	$87,753

LIABILITIES AND SHAREHOLDERS’ EQUITY

Line of Credit	$750	$7,750
Other borrowing	21,199	2,300
Other liabilities	969	1,101
Total liabilities	22,918	11,151
Shareholders’ equity:
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares
Issued and outstanding - 6,263,371 and 6,217,620 shares respectively	61,583	61,133
Retained earnings	17,206	15,221
Accumulated other comprehensive income	(180)	248

Total shareholders’ equity	78,609	76,602

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,527	$87,753

STATEMENTS OF OPERATIONS

Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	2016	2015	2014
INCOME:
Interest income	$2	$—	$—

Total income	$2	$—	$—

EXPENSES:
Interest expense on borrowings	707	453	210
Salaries and benefits	900	876	609
Professional service fees	173	256	247
Transaction related expenses	443	—	1,284
Other	152	184	304

Total expenses	2,375	1,769	2,654

Loss before income taxes and equity in undistributed net income of subsidiaries	(2,373)	(1,769)	(2,654)

(Benefit of) income taxes	(807)	(602)	(726)

Loss before equity in undistributed net income of subsidiaries	(1,566)	(1,167)	(1,928)

Equity in undistributed net income of subsidiaries	6,049	6,763	3,628

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$4,483	$5,596	$1,700

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2016, 2015, and 2014

(Dollars in Thousands)

	2016	2015	2014

Cash Flows from Operating Activities:
Net income	$4,483	$5,596	$1,700
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net (income) of subsidiaries	(6,049)	(6,763)	(3,628)
Increase in capital from stock based compensation	600	576	429
Change in other assets	(1,033)	2,903	(5,664)
Change in other liabilities	(132)	(4,907)	8,790
Net cash provided by (used in) operating activities	(2,131)	(2,595)	1,627

Cash Flows from Investing Activities:
Investments in subsidiaries	11,825	5,839	(4,000)
Net cash paid in acquisitions	(19,825)	—	(4,484)
Net cash (used in) investing activities	(8,000)	5,839	(8,484)
Cash Flows from Financing Activities:
Increase on term borrowing	19,799	—	3,000
Principal payments on term borrowings	(100)	(100)	(300)
Net activity on line of credit	(7,800)	(550)	6,000
Repurchase of common stock	(150)	(1,122)	(143)
Dividend on common stock	(2,498)	(2,179)	(1,308)
Net cash provided by (used in) financing activities	9,251	(3,951)	7,249

Net increase (decrease) in cash and cash equivalents	(880)	(707)	392
Cash and cash equivalents at beginning of period	986	1,693	1,301

Cash and cash equivalents at end of period	$106	$986	$1,693

Item 9.Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2016, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2016, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

Executive Officers of the Registrant

The executive officers of the Corporation are listed below.  The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually.  There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position

Paul D. Tobias	66	Chairman and Chief Executive Officer

Kelly W. George	49	President

Jesse A. Deering	37	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2017 Annual Meeting of Shareholders under the caption “Executive Officers.”

The information set forth under the captions “Information About Directors and Nominees,” “Director Independence,” “Board of Directors and Committees,” “Indebtedness and Transactions with Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its 2017 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

Item 11.Executive Compensation

Information relating to compensation of the Corporation’s executive officers and directors is contained under the caption “Compensation of Executive Officers and Directors” in the Corporation’s Proxy Statement and is incorporated herein by reference.

Item 12.Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information relating to security ownership of certain beneficial owners and management is contained under the caption “Beneficial Ownership of Common Stock” in the Corporation’s Proxy Statement is incorporated herein by reference.

The following table provides information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock based compensation plans approved by security holders:
Issued and outstanding:
Restricted stock awards - August 2012	37,125	7.91	—
Restricted stock awards - March 2014	39,580	12.95	—
Restricted stock awards - March 2015	37,730	11.15	—
Restricted stock awards - February 2016	35,733	9.91	—
Shares available for future issuance	—	—	165,299

Total	150,168	$10.53	165,299	—

Item 13.Certain Relationships, Related Transactions and Director Independence

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

Item 14.Principal Accountant Fees and Services

Information relating to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Corporation’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(commission file number for all incorporated documents:  0-20167)

(a)The following documents are filed as a part of this report.

1.Consolidated Financial Statements

(i)The financial statements of the Corporation included in this Form 10-K are listed in Part II, Item 8.

2.All of the schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are either not required under the related instruction, the required information is contained elsewhere in the Form 10-K, or the schedules are inapplicable, and therefore have been omitted.

3.Exhibits

The exhibits required to be filed as part of this Form 10-K are listed in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 30, 2017.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 30, 2017, by the following persons on behalf of the Corporation and in the capacities indicated.  Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Jesse A. Deering, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Jesse A. Deering
Paul D. Tobias — Chairman,	Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt
David R. Steinhardt — Director

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of January 19, 2016, by and between Ellis Bankshares, Inc. and Mackinac Financial Corporation	8-K	000-20167	2.1	1/19/2016
2.2	Stock Purchase Agreement, dated as of May 24, 2016, by and among Mackinac Financial Corporation, the Sellers named therein, and Niagara Bancorporation, Inc.	8-K	000-20167	2.1	5/24/2016
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014
10.1	Deferred Compensation, Deferred Stock, and Current Stock Purchase Plan for the Corporation’s Nonemployee directors**	10-K	000-20167	10.2	3/28/2000
10.2	North Country Financial Corporation Supplemental Executive Retirement Plan**	10-Q	000-20167	10.6	11/5/1999
10.3	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014
10.4	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.5	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Paul D. Tobias**	8-K	000-20167	10.1	8/15/2012
10.6	Employment Agreement, dated as of August 10, 2012, by and between Mackinac Financial Corporation and Kelly W. George**	8-K	000-20167	10.2	8/15/2012
10.7	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Paul D. Tobias **	8-K	000-20167	10.1	3/27/2015
10.8	First Amendment to Employment Agreement, dated as of March 24, 2015, by and between Mackinac Financial Corporation and Kelly W. George **	8-K	000-20167	10.2	3/27/2015
10.9	Amended and Restated Employment Agreement, dated as of August 1, 2016, by and between Mackinac Financial Corporation and Jesse A. Deering **	8-K	000-20167	10.1	8/1/2016
10.10	Form of Restricted Stock Unit Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**	8-K	000-20167	10.3	8/13/2012
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante & Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*

32.1	Section 1350 Chief Executive Officer Certification	*
32.2	Section 1350 Chief Financial Officer Certification	*
101.INS	XBRL Instance Document	*
101.SCH	XBRL Taxonomy Extension Schema Document***	*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***	*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***	*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***	*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***	*

*     Filed herewith.

**   Management compensatory plan, contract, or arrangement.

*** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.