Form 10-Q
period 2017-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2017-05-15
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.  (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of May 10, 2017, there were outstanding 6,294,930 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Cash and due from banks	$41,166	$44,620
Federal funds sold	3	2,135
Cash and cash equivalents	41,169	46,755

Interest-bearing deposits in other financial institutions	13,448	14,047
Securities available for sale	83,882	86,273
Federal Home Loan Bank stock	2,719	2,911

Loans:
Commercial	552,483	543,573
Mortgage	215,042	218,171
Consumer	19,021	20,113
Total Loans	786,546	781,857
Allowance for loan losses	(5,146)	(5,020)
Net loans	781,400	776,837

Premises and equipment	15,970	15,891
Other real estate held for sale	4,466	4,782
Deferred tax asset	7,651	8,760
Deposit based intangibles	2,110	2,172
Goodwill	5,694	5,694
Other assets	18,126	19,398

TOTAL ASSETS	$976,635	$983,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$147,106	$164,179
NOW, money market, interest checking	283,314	286,622
Savings	61,171	58,315
CDs<$250,000	141,569	141,629
CDs>$250,000	8,802	8,489
Brokered	179,858	164,278
Total deposits	821,820	823,512

Federal funds purchased	3,000	6,000
Borrowings	66,279	67,579
Other liabilities	5,527	7,820
Total liabilities	896,626	904,911

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,294,930 and 6,270,034 respectively	61,683	61,583
Retained earnings	18,176	17,206
Accumulated other comprehensive income (loss)
Unrealized (losses) gains on available for sale securities	228	(102)
Minimum pension liability	(78)	(78)
Total shareholders’ equity	80,009	78,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$976,635	$983,520

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2017	2016
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$9,957	$7,960
Tax-exempt	33	2
Interest on securities:
Taxable	399	262
Tax-exempt	79	31
Other interest income	128	55
Total interest income	10,596	8,310

INTEREST EXPENSE:
Deposits	959	769
Borrowings	471	253
Total interest expense	1,430	1,022

Net interest income	9,166	7,288
Provision for loan losses	150	—
Net interest income after provision for loan losses	9,016	7,288

OTHER INCOME:
Deposit service fees	272	216
Income from mortgage loans sold on the secondary market	298	267
SBA/USDA loan sale gains	60	—
Net mortgage servicing (amortization) income	(8)	(54)
Net realized security gains	—	97
Other	154	101
Total other income	776	627

OTHER EXPENSE:
Salaries and employee benefits	3,797	3,387
Occupancy	785	640
Furniture and equipment	481	383
Data processing	461	345
Advertising	123	156
Professional service fees	321	241
Loan origination expenses and deposit and card related fees	179	127
Writedowns and losses on other real estate held for sale	12	16
FDIC insurance assessment	157	108
Telephone	157	112
Transaction related expenses	—	106
Other	704	577
Total other expenses	7,177	6,198

Income before provision for income taxes	2,615	1,717
Provision for income taxes	889	585

NET INCOME	$1,726	$1,132

INCOME PER COMMON SHARE:
Basic	$.28	$.18
Diluted	$.28	$.18

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016

Net income	$1,726	$1,132
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	500	424
Reclassification adjustment for securities gains included in net income	—	(97)
Tax effect	(170)	(110)
Net change in unrealized gains on available for sale securities	330	217

Total comprehensive income	$2,056	$1,349

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income for period	—	—	1,726	—	1,726
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	330	330
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,726	330	2,056
Stock compensation	—	100	—	—	100
Issuance of common stock:
Restricted stock award vesting	31,559	—	—	—	—
Dividend on common stock	—	—	(756)	—	(756)

Balance, end of period	6,294,930	$61,683	$18,176	$150	$80,009

	Three Months Ended
	March 31,
	2016
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,217,620	$61,133	$15,221	$248	$76,602

Net income for period	—	—	1,132	—	1,132
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	217	217
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,132	217	1,349
Stock compensation	—	150	—	—	150
Issuance of common stock:
Restricted stock award vesting	22,626	—	—	—	—
Repurchase of common stock	(9,000)	(99)	—	—	(99)
Dividend on common stock	—	—	(607)	—	(607)

Balance, end of period	6,231,246	$61,184	$15,746	$465	$77,395

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash Flows from Operating Activities:
Net income	$1,726	$1,132
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	572	395
Provision for loan losses	150	—
Deferred tax expense	889	585
Gain on sales/calls of securities	—	(97)
Gain on sale of loans sold in the secondary market	(298)	(228)
Origination of loans held for sale in the secondary market	(15,026)	(13,802)
Proceeds from sale of loans in the secondary market	15,324	14,030
(Gain) loss on sale of premises, equipment, and other real estate held for sale	(4)	16
Writedown of other real estate held for sale	16	—
Stock compensation	100	150
Change in other assets	1,334	(513)
Change in other liabilities	(2,293)	(485)
Net cash provided by operating activities	2,490	1,183

Cash Flows from Investing Activities:
Net increase in loans	(5,099)	(946)
Net decrease in interest bearing deposits in other financial institutions	599	100
Purchase of securities available for sale	—	(5,225)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	2,776	5,238
Redemption of FHLBI stock	192	—
Capital expenditures	(536)	(337)
Proceeds from life insurance	—	99
Proceeds from sale of premises, equipment, and other real estate	740	247
Net cash used in investing activities	(1,328)	(824)

Cash Flows from Financing Activities:
Net decrease in deposits	(1,692)	(17,345)
Net activity on line of credit	(750)	800
(Decrease) increase in fed funds purchased	(3,000)	10,000
Principal payments on borrowings	(550)	(100)
Repurchase of common stock	—	(99)
Dividend on common stock	(756)	(607)
Net cash used in financing activities	(6,748)	(7,351)

Net decrease in cash and cash equivalents	(5,586)	(6,992)
Cash and cash equivalents at beginning of period	46,755	25,008

Cash and cash equivalents at end of period	$41,169	$18,016

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,411	$1,013
Income taxes	—	50

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	576	623

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

2.RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018 and early adoption is permitted only as of January 1, 2017. In this regard, management has completed a preliminary analysis of the impact of implementation.  The key revenue streams affected by implementation would include service charges and mortgage banking income. The new guidance is not expected to have a significant impact on the Corporation’s financial results. Interest income is outside of the scope of the new standard and will not be impacted upon adoption.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for in the same manner as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 is effective for public companies for interim and annual periods beginning after December 15, 2017.   The Corporation’s adoption of ASU 2016-01 is not expected to have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments ("ASU 2016-13"). ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2017	2016

(Numerator):
Net income	$1,726	$1,132

(Denominator):
Weighted average shares outstanding	6,270,034	6,214,083
Effect of dilutive stock options, and vesting of restricted stock awards	10,343	13,902
Diluted weighted average shares outstanding	6,280,377	6,227,985
Income per common share:
Basic	$.28	$.18
Diluted	$.28	$.18

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2017

Corporate	$19,849	$118	$(15)	$19,952
Equity	500	—	—	500
US Agencies	22,991	77	(15)	23,053
US Agencies - MBS	15,903	64	(111)	15,856
Obligations of states and political subdivisions	24,293	405	(177)	24,521

Total securities available for sale	$83,536	$664	$(318)	$83,882

December 31, 2016

Corporate	$19,899	$49	$(38)	$19,910
Equity	500	—	—	500
US Agencies	23,991	47	(86)	23,952
US Agencies - MBS	16,980	48	(195)	16,833
Obligations of states and political subdivisions	25,057	447	(426)	25,078

Total securities available for sale	$86,427	$591	$(745)	$86,273

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $19.902 million and $19.869 million, respectively, at March 31, 2017.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,
	2017	2016

Commercial real estate	$397,192	$389,420
Commercial, financial, and agricultural	144,673	142,648
Commercial construction	10,618	11,505
One to four family residential real estate	202,654	205,945
Consumer	19,021	20,113
Consumer construction	12,388	12,226

Total loans	$786,546	$781,857

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.    The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In the first three months of 2017, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of $100,000 of accretable interest.  In the first three months of 2016, the Corporation had positive resolution of one PFC acquired nonperforming loan which resulted in the recognition of approximately $96,000 of accretable interest.

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

The table below details the outstanding balances of the Eagle River acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

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

The table below details the outstanding balances of the Niagara acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$30,555	$32,660
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	30,555	32,395
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,955	$31,707

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(100)	(175)	(275)	—	(179)	(179)	—	(72)	(72)
Reclassification from nonaccretable difference	57	—	57	—	—	—	(8)	—	(8)
Balance, March 31, 2017	$239	$467	$706	$236	$1,042	$1,278	$44	$433	$477

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2016 (dollars in thousands):

	PFC
	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768
Accretion	—	(175)	(175)
Reclassification from nonaccretable difference	(17)	—	(17)
Balance, March 31, 2016	$409	$1,167	$1,576

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2017 and the year ended December 31, 2016 is as follows (dollars in thousands):

	March 31,	March 31,
	2017	2016

Balance, January 1	$5,020	$5,004
Recoveries on loans previously charged off	102	56
Loans charged off	(126)	(236)
Provision	150	0

Balance at end of period	$5,146	$4,824

In the first three months of 2017, net charge-offs were $24,000, compared to net charge-offs of $.180 million in the same period in 2016.   In the first three  months of 2017, the Corporation recorded a provision for loan loss of $.150 million compared to no provision in the first three months of 2016.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	—	—	—	(49)	—	(77)	—	(126)
Recoveries	34	1	—	61	—	6	—	102
Provision	(19)	35	38	(43)	1	(4)	142	150
Ending balance ALLR	$1,360	$650	$95	$265	$7	$15	$2,754	$5,146

Loans:
Ending balance	$397,192	$144,673	$10,618	$202,654	$12,388	$19,021	$—	$786,546
Ending balance ALLR	(1,360)	(650)	(95)	(265)	(7)	(15)	(2,754)	(5,146)
Net loans	$395,832	$144,023	$10,523	$202,389	$12,381	$19,006	$(2,754)	$781,400

Ending balance ALLR:
Individually evaluated	$525	$394	$38	$3	$—	$5	$—	$965
Collectively evaluated	835	256	57	262	7	10	2,754	4,181
Total	$1,360	$650	$95	$265	$7	$15	$2,754	$5,146

Ending balance Loans:
Individually evaluated	$1,564	$1,464	$382	$403	$—	$22	$—	$3,835
Collectively evaluated	392,409	143,209	8,228	202,196	12,388	18,996	—	777,426
Acquired with deteriorated credit quality	3,219	—	2,008	55	—	3	—	5,285
Total	$397,192	$144,673	$10,618	$202,654	$12,388	$19,021	$—	$786,546

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total

Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	—	(185)	—	(39)	—	(12)	—	(236)
Recoveries	7	31	7	1	—	10	—	56
Provision	(3)	89	(12)	21	—	(22)	(73)	—
Ending balance ALLR	$1,615	$580	$74	$257	$7	$40	$2,251	$4,824

Loans:
Ending balance	$317,081	$124,005	$14,489	$135,641	$11,959	$15,450	$—	$618,625
Ending balance ALLR	(1,615)	(580)	(74)	(257)	(7)	(40)	(2,251)	(4,824)
Net loans	$315,466	$123,425	$14,415	$135,384	$11,952	$15,410	$(2,251)	$613,801

Ending balance ALLR:
Individually evaluated	$533	$185	$—	$45	$—	$31	$—	$794
Collectively evaluated	1,082	395	74	212	7	9	2,251	4,030
Total	$1,615	$580	$74	$257	$7	$40	$2,251	$4,824

Ending balance Loans:
Individually evaluated	$2,001	$392	$—	$750	$—	$36	$—	$3,179
Collectively evaluated	310,709	123,436	14,489	132,242	11,957	15,413	—	608,246
Acquired with deteriorated credit quality	4,371	177	—	2,649	2	1	—	7,200
Total	$317,081	$124,005	$14,489	$135,641	$11,959	$15,450	$—	$618,625

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

Good (2)

Borrower shows limited vulnerability to sudden economic change.  These borrowers have “above average” financial and cash flow performance and a very good repayment history.  The balance sheet of the company is also very good as compared to peer and the company is in an industry that is familiar to our markets or our type of lending.  The collateral securing the deal is also very good in terms of its type, loan to value, and other relevant characteristics.

Average (3)

Borrower is typically a well-seasoned business, however may be susceptible to unfavorable changes in the economy, and could be somewhat affected by seasonal factors.  The borrowers within this category exhibit financial and cash flow performance that appear “average” to “slightly above average” when compared to peer standards and they show an adequate payment history.  Collateral securing this type of credit is good, exhibiting above average loan to values, and other relevant characteristics.

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

General Reserves:

For loans with a credit risk rating of 5 or better and any loans with a risk rating of 6 or 7 not considered impaired, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating.

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

Below is a breakdown of loans by risk category as of March 31, 2017 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Special Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,309	$24,533	$149,448	$204,557	$10,582	$4,763	$—	$—	$397,192
Commercial, financial and agricultural	10,616	13,463	48,226	68,018	2,463	1,887	—	—	144,673
Commercial construction	—	875	3,163	1,961	756	382	—	3,481	10,618
One-to-four family residential real estate	825	1,367	3,190	7,128	2,798	4,165	—	183,181	202,654
Consumer construction	28	—	—	—	—	16	—	12,344	12,388
Consumer	15	—	14	39	12	59	—	18,882	19,021

Total loans	$14,793	$40,238	$204,041	$281,703	$16,611	$11,272	$—	$217,888	$786,546

Below is a breakdown of loans by risk category as of December 31, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Special Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,021	$23,940	$140,618	$216,518	$	$5,323	$—	$—	$389,420
Commercial, financial and agricultural	10,421	13,434	49,434	67,582		1,777	—	—	142,648
Commercial construction	—	900	3,146	2,660		385	—	4,414	11,505
One-to-four family residential real estate	740	1,373	3,412	9,585		5,493	—	185,342	205,945
Consumer construction	28	—	—	—	—	17	—	12,181	12,226
Consumer	20	—	15	55		103	—	19,920	20,113

Total loans	$14,230	$39,647	$196,625	$296,400	$—	$13,098	$—	$221,857	$781,857

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

				QTD		Interest Income
	Nonaccrual	Nonaccrual	Accrual	Average	Related	on
	Recorded Balance	Unpaid Balance	Basis	Investment	Valuation Reserve	Accrual Basis
March 31, 2017

With no valuation reserve:
Commercial real estate	$1,391	$1,834	$2,097	$4,086	$—	$121
Commercial, financial and agricultural	9	9	—	9	—	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,253	1,607	1,903	3,981	—	104
Consumer construction	16	21	55	73	—	1
Consumer	15	19	3	52	—	—

With a valuation reserve:
Commercial real estate	$301	$310	$—	$302	$50	$—
Commercial, financial and agricultural	335	335	—	327	261	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	386	387	—	235	27	—
Consumer construction	—	—	—	—	—	—
Consumer	24	24	—	12	11	—

Total:
Commercial real estate	$1,692	$2,144	$2,097	$4,388	$50	$121
Commercial, financial and agricultural	344	344	—	336	261	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,639	1,994	1,903	4,216	27	104
Consumer construction	16	21	55	73	—	1
Consumer	39	43	3	64	11	—
Total	$3,730	$4,546	$4,058	$9,077	$349	$226

December 31, 2016

With no valuation reserve:
Commercial real estate	$1,426	$1,891	$3,234	$5,318	$—	$232
Commercial, financial and agricultural	11	11	—	116	—	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,623	2,198	2,792	4,500	—	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	127	—	2

With a valuation reserve:
Commercial real estate	$306	$328	$—	$103	$50	$—
Commercial, financial and agricultural	326	357	—	109	231	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	333	333	—	171	94	—
Consumer construction	—	—	—	—	—	—
Consumer	0	0	—	5	5	—

Total:
Commercial real estate	$1,732	$2,219	$3,234	$5,421	$50	$232
Commercial, financial and agricultural	337	368	—	225	231	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,956	2,531	2,792	4,671	94	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	132	5	2
Total	$4,124	$5,226	$6,087	$10,485	$380	$437

A summary of past due loans at March 31, 2017 and December 31, 2016 is as follows (dollars in thousands):

	March 31,			December 31,
	2017			2016
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$822	$1,692	$2,514	$942	$1,732	$2,674
Commercial, financial and agricultural	150	344	494	186	337	523
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	2,206	1,639	3,845	2,113	1,956	4,069
Consumer construction	52	16	68	—	17	17
Consumer	71	39	110	133	82	215

Total past due loans	$3,301	$3,730	$7,031	$3,374	$4,124	$7,498

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

There were no troubled debt restructurings that occurred during the three months ended March 31, 2017 or March 31, 2016.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016
Loans outstanding, January 1	$9,195	$6,887
New loans	—	—
Net activity on revolving lines of credit	500	510
Repayment	(313)	(2,034)

Loans outstanding at end of period	$9,382	$5,363

There were no loans to related parties classified substandard as of March 31 2017 or March 31, 2016.  In addition to the outstanding balances above, there were unfunded commitments of $91,000 to related parties at March 31, 2017.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.  During 2016, the Corporation recorded $1.839 million of goodwill and $.993 million of deposit based intangible assets associated with the acquisition of Eagle River.  Also in 2016, the Corporation recorded $50,000 of goodwill and $.300 million of deposit based intangible assets associated with the acquisition of Niagara.

The deposit based intangible is reported net of accumulated amortization at $2.110 million at March 31, 2017.  Amortization expense in the first three months of 2017 is $62,000.  Amortization expense for the next five years is expected to be at $.250 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2017, the Corporation had obligations to service approximately $215.730 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.74% and a discount rate of 9.59% for March 31, 2017. In 2016, management decided to no longer retain the servicing on mortgage loans sold.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2017	2016

Balance at beginning of period	$1,573	$1,965
Additions from loans sold with servicing retained	—	—
Acquired MSRs	—	—
Amortization	(141)	(196)

Balance at end of period	$1,432	$1,769
Balance of loan servicing portfolio	$215,730	$219,080
Mortgage servicing rights as % of portfolio	.66%	.81%

Commercial Loans

The Corporation also retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at March 31 2017 and March 31, 2016 was approximately $55.000 million and $49.500 million, respectively. The Corporation valued these servicing rights at $.132 million as of March 31, 2017 and at $.162 million as of March 31, 2016.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016

Federal Home Loan Bank fixed rate advances	$45,000	$45,000
Correspondent bank line of credit	—	750
Correspondent bank term note	20,649	21,199
USDA Rural Development note	630	630

	$66,279	$67,579

The Federal Home Loan Bank borrowings bear a weighted average of 2.10% and mature in 2017, 2018, 2019 and 2020. They are collateralized at March 31, 2017 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately  $42.506 million; mortgage related and municipal securities with an amortized cost and estimated fair value of  $12.000 million and  $11.991 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $2.719 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Chicago in effect as of March 31, 2017.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note. The line of credit bears interest at a rate of LIBOR plus 2.75% and has an initial term that expires on April 30, 2018.  The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $.550 million beginning March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by loans totaling $.108 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.593 million, and guaranteed by the Corporation.

9.DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan in 2014.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2017 are $19,000.

The anticipated distributions over the next five years and through December 31, 2026 are detailed in the table below (dollars in thousands):

2017	$128
2018	125
2019	122
2020	121
2021	120
2022-2026	723
Total	$1,339

At March 31, 2017, the plan’s assets had a fair value of $2.049 million and the Corporation had a net unfunded liability of $1.138 million.  The accumulated benefit obligation at March 31, 2017 was $3.187 million.  At March 31, 2016, the plan’s assets had a fair value of $2.033 million and the Corporation had a net unfunded liability of $1.147 million.  The accumulated benefit obligation at March 31, 2016 was $3.180 million.

Assumptions in the actuarial valuation are:

	2017	2016
Weighted average discount rate	3.78%	3.99%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both March 31, 2017 and December 31, 2016.

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

Date of Award	Units Granted	Market Value at grant date	Vesting Term
March, 2014	52,774	12.95	4 years
March, 2015	37,730	11.15	4 years
May, 2015	3,000	10.77	Immediate
February, 2016	35,733	9.91	4 years
February, 2017	28,427	13.39	4 years

On August 31, 2013, 2014, 2015 and 2016, the Corporation issued 37,125 shares of its common stock for vested RSAs, in each year. In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSAs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs. In the first quarter of 2017, the Corporation issued 31,559 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2017	90,417	$11.19
Granted during the quarter	28,427	13.39
Vested during the quarter	(31,559)	11.55
Nonvested balance at March 31, 2017	87,285	$11.78

11.INCOME TAXES

The Corporation has reported deferred tax assets of $7.651 million at March 31, 2017. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $9.1 million, and $2.2 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2017 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.889 million for the three months ended March 31, 2017 and $.585 million for the three months ended March 31, 2016.

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

The following table presents information for financial instruments at March 31, 2017 and December 31, 2016 (dollars in thousands):

		March 31, 2017		December 31, 2016
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$41,169	$41,169	$46,755	$46,755
Interest-bearing deposits	Level 2	13,448	13,448	14,047	14,047
Securities available for sale	Level 2	82,232	82,232	84,623	84,623
Securities available for sale	Level 3	1,650	1,650	1,650	1,650
Federal Home Loan Bank stock	Level 2	2,719	2,719	2,911	2,911
Net loans	Level 3	781,400	780,377	776,837	778,377
Accrued interest receivable	Level 3	2,026	2,026	2,016	2,016

Total financial assets		$924,644	$923,621	$928,839	$930,379

Financial liabilities:
Deposits	Level 2	$821,820	$814,259	$823,512	$815,960
Borrowings	Level 2	66,279	66,853	67,579	68,293
Accrued interest payable	Level 3	287	287	267	267

Total financial liabilities		$888,386	$881,399	$891,358	$884,520

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2017, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2017 and December 31, 2016 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Assets

Corporate	$19,952	$—	$19,952	$—	$—
Equity	500	—	—	500	—
US Agencies	23,053	—	23,053	—	—
US Agencies - MBS	15,856	—	14,706	1,150	—
Obligations of state and political subdivisions	24,521	—	24,521	—	—
	$83,882				$—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Corporate	$19,910	$—	$19,910	$—	$—
Equity	500	—	—	500	—
US Agencies	23,952	—	23,952	—	—
US Agencies - MBS	16,833	—	15,683	1,150	—
Obligations of state and political subdivisions	25,078	—	25,078	—	—
	$86,273				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2017, or December 31, 2016 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2017

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2017	(Level 1)	(Level 2)	(Level 3)	March 31, 2017
Assets

Impaired loans	$7,788	$—	$—	$7,788	$37
Other real estate owned	4,466	—	—	4,466	12
					$49

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Impaired loans	$9,856	$—	$—	$9,856	$643
Other real estate held for sale	4,782	—	—	4,782	202
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of March 31, 2017, $26,000 of the total authorization was available for future purchases.

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

	March 31,	December 31,
	2017	2016
Commitments to extend credit:
Variable rate	$60,204	$59,496
Fixed rate	27,407	28,737
Standby letters of credit - Variable rate	7,926	8,252
Credit card commitments - Fixed rate	5,677	5,533

	$101,214	$102,018

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2017 represents $114.650 million, or  20.75%, compared to  $121.861 million, or 22.42%, of the commercial loan portfolio on December 31, 2016.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

15.  BUSINESS COMBINATIONS

The First National Bank of Eagle River

The Corporation completed its acquisition of The First National Bank of Eagle River (“Eagle River”) in April 2016.  Eagle River had three branch offices and approximately $125 million in assets as of April 29, 2016, including total loans of $84 million and total deposits of $105 million. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a cash payment of $12.500 million. The Corporation recorded a $.933 million core deposit intangible asset and $1.839 million of goodwill in conjunction with the acquisition. Goodwill was recorded due to the synergies and economies of scale expected from combining operations of the Corporation with Eagle River.

Niagara Bancorporation

The Corporation completed its acquisition of Niagara Bancorporation, Inc. (“Niagara”) in August 2016.  Niagara had four branch offices and approximately $67 million in assets as of August 31, 2016 including total loans of $33 million and total deposits of $59 million. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date. The merger was effected by a cash payment of $7.325 million. The corporation recorded a $.300 million core deposit intangible asset and $50,000 of goodwill in conjunction with the acquisition. Goodwill was recorded due to the synergies and economies of scale expected from combining operations of the Corporation with Niagara.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recent acquisitions of The First National Bank of Eagle River and Niagara Bancorporation, Inc.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2017, net deferred tax assets were approximately $7.651 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion covers results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  It should be noted that there are non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the

Corporation.  These disclosures are specifically noted where present.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2016.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded first quarter 2017 net income of $1.726 million, or $.28 per share, compared to net income available to common shareholders of $1.132 million, or $.18 per share for the first quarter of 2016.

Weighted average shares for the three month period in 2017 totaled 6,270,034, compared to 6,214,083 shares in the same period of 2016.

The net interest margin for the first quarter of 2017 was $9.166 million, or 4.19%, compared to $7.288 million, or 4.33% in the first quarter of 2016.

Total assets of the Corporation at March 31, 2017 were $976.635 million, down by $6.885 million, or 0.70%, from the $983.520 million in total assets reported at year-end 2016.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $5.586 million during the first three months of 2017, when compared to 2016 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $2.391 million from December 31, 2016 to March 31, 2017, with the balance on March 31, 2017 totaling $83.882 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of March 31, 2017, investment securities with an estimated fair value of $19.869 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first three months of 2017, loan balances increased by $4.689 million from December 31, 2016 balances of $781.857 million.  During the first three months of 2017, the Bank had total loan production of $52.6 million, which included $15.0 million of secondary market loan production.  This loan production, however, was offset by loan amortization and pay-offs.

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

Following is a summary of the loan portfolio at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of
	2017	Total	2016	Total

Commercial real estate	$397,192	50.50%	$389,420	49.81%
Commercial, financial, and agricultural	144,673	18.39	142,648	18.24
One to four family residential real estate	202,654	25.77	205,945	26.34
Consumer construction	12,388	1.57	12,226	1.56
Commercial construction	10,618	1.35	11,505	1.47
Consumer	19,021	2.42	20,113	2.57
Total loans	$786,546	100.00%	$781,857	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31, 2017			December 31, 2016
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	114,650	20.75%	143.30%	121,861	22.42%	155.02%
Hospitality and tourism	69,568	12.59	86.95	68,025	12.51	86.54
Lessors of residential buildings	30,118	5.45	37.64	27,590	5.08	35.10
Gasoline stations and convenience stores	20,187	3.65	25.23	20,509	3.77	26.09
Logging	16,096	2.91	20.12	19,903	3.66	25.32
Commercial construction	10,618	1.92	13.27	11,505	2.12	14.64
Other	291,246	52.73	364.02	274,180	50.44	348.79
Total Commercial Loans	$552,483	100.00%		$543,573	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of March 31, 2017.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2017, our residential loan portfolio totaled $215.042 million, or 27.34% of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2017	2016

Nonperforming Assets:
Nonaccrual loans	$3,691	$3,959
Loans past due 90 days or more	—	—
Restructured loans	39	165
Total nonperforming loans	3,730	4,124
Other real estate owned	4,466	4,782
Total nonperforming assets	$8,196	$8,906
Nonperforming loans as a % of loans	0.47%	0.53%
Nonperforming assets as a % of assets	0.84%	0.91%
Reserve for Loan Losses:
At period end	$5,146	$5,020
As a % of outstanding loans	.65%	.64%
As a % of nonperforming loans	137.96%	121.73%
As a % of nonaccrual loans	139.42%	126.80%
Texas Ratio	10.60%	11.76%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	March 31, 2017	December 31, 2016

Total loans, at period end	$786,546	781,857
Average loans for the period	$782,477	$703,047

	For the Period Ended
	Three Months Ended	Twelve Months Ended
	March 31, 2017	December 31, 2016

Net charge-offs during the period	$24	584
Net charge-offs to average loans, annualized	.01%	.08%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2016 independent review provided findings similar to management with respect to credit quality.  In 2017, the Corporation will continue to utilize a consultant for loan review.

As of March 31, 2017, the allowance for loan losses represented .65% of total loans.  At March 31, 2017, the allowance included specific reserves in the amount of $.965 million, as compared to specific reserves of $.958 million at December 31, 2016.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2017	December 31, 2016

Balance at beginning of period	$4,782	$2,324
Other real estate acquired, net of purchase accounting	—	1,205
Other real estate transferred from loans due to foreclosure	576	3,292
Proceeds from sale of other real estate	(740)	(1,640)
Transfer to premise and equipment	—	(197)
Writedowns on other real estate held for sale	(148)	(212)
Gain (loss) on other real estate held for sale	(4)	10

Balance at end of period	$4,466	$4,782

During the first three months of 2017, the Corporation received real estate in lieu of loan payments of $.576 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an decrease in deposits in the first three months of 2017.  Total deposits decreased by $1.692 million, or 0.20%, in the first three months of 2017.  The decrease in deposits for the first three months of 2017 is composed of an decrease in core deposits of $17.585 million and an increase in noncore deposits of $15.893 million.  In recent years, the Corporation has strategically emphasized the growth of core deposits with the introduction of several new deposit products and competitive deposit pricing.    Management also utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,
	2017	% of Total	2016	% of Total

Noninterest bearing	$147,106	17.90%	$164,179	19.94%
NOW, money market, checking	283,314	34.47	286,622	34.80
Savings	61,171	7.44	58,315	7.08
Certificates of Deposit <$250,000	141,569	17.23	141,629	17.20
Total core deposits	633,160	77.04	650,745	79.02

Certificates of Deposit >$250,000	8,802	1.07	8,489	1.03
Brokered CDs	179,858	21.89	164,278	19.95
Total non-core deposits	188,660	22.96	172,767	20.98

Total deposits	$821,820	100.00%	$823,512	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2017, this source of funding totaled $45 million and the Corporation secured this funding by pledging loans and investments.  The $45 million of

FHLB borrowings has a weighted average maturity of 1.62 years and a weighted average rate of 2.10% at March 31, 2017.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.630 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note. The line of credit bears interest at a rate of LIBOR plus 2.75% and has an initial term that expires on April 30, 2018.  The term note had a balance of $20.649 million at March 31, 2017 and bears the same interest as the line of credit. The term note matures on April 30, 2019 and requires quarterly principal payments of $.550 million beginning March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $1.400 million from December 31, 2016 to March 31, 2017.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $1.726 million, a reduction for cash dividends on common stock of $.756 million,  an increase due to stock compensation of $100,000, and an increase in the market value of securities of $.330 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $1.726 million, or $.28 per share, in the first three months of 2016, compared to $1.132 million, or $.18 per share, for the first three months of 2016.

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

Net interest margin on a fully taxable equivalent basis amounted to $9.223 million, 4.21% of average earning assets, in the first three months of 2017, compared to $7.306 million, and 4.34% of average earning assets, in the first three months of 2017.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2017-2016
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2017	2016	(Decrease)	2017	2016	2017	2016	Variance	Variance	Variance	Variance

Loans (1,2,3)	$782,477	$615,684	$166,793	5.19%	5.20%	$10,007	$7,965	$2,042	$2,140	$(25)	$(73)
Taxable securities	70,954	50,965	19,989	2.28	2.07	399	262	137	102	27	8
Nontaxable securities (2)	14,923	2,466	12,457	3.26	7.34	120	45	75	225	(25)	(125)
Federal funds sold	2,899	1169	1,730.42		0.34	3	1	2	1	—	1
Other interest-earning assets	16,615	7,224	9,391	3.05	3.01	125	54	71	70	1	—
Total earning assets	887,868	677,508	210,360	4.87	4.94	10,654	8,327	2,327	2,538	(22)	(189)
Reserve for loan losses	(5,018)	(4,937)	(81)
Cash and due from banks	43,374	27,416	15,958
Fixed Assets	15,945	12,500	3,445
Other Real Estate	4,326	2,747	1,579
Other assets	33,995	21,854	12,141
Total assets	$980,490	$737,088	$243,402

NOW and money market deposits	$221,154	$161,785	$59,369.33		.34	$179	$137	$42	$50	$(5)	$(3)
Interest checking	67,604	47,662	19,942.15		.17	25	20	5	8	(2)	(1)
Savings deposits	58,938	31,084	27,854.07		.12	10	9	1	8	(4)	(3)
Certificates of deposit	147,283	131,700	15,583.85		0.97	309	319	(10)	37	(40)	(7)
Brokered deposits	173,166	112,140	61,026	1.02	1.01	437	283	154	153	2	(1)
Borrowings	70,194	52,157	18,037	2.72	1.95	471	253	218	87	99	32
Total interest-bearing liabilities	738,339	536,528	201,811.79		.77	1,431	1,021	410	343	50	17
Demand deposits	157,164	119,992	37,172
Other liabilities	5,694	3,284	2,410
Shareholders’ equity	79,293	77,284	2,009
Total liabilities and shareholders’ equity	$980,490	$737,088	$243,402
Rate spread				4.08%	4.17%
Net interest margin/revenue				4.21%	4.34%	$9,223	$7,306	$1,917	$2,195	$(72)	$(206)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes fees.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first three months of 2017, the Corporation recorded a loan loss provision of $.150 million, compared to no provision in the first three months of 2016.  There were net charge-offs of $24,000 in the first three months of 2017, compared to net charge-offs of $.180 million for the same period in 2016.

Other Income

Other income was $.776 million in the first three months of 2017, compared to $.627 million in the same period in 2016.  The increases year over year was largely a result of increased SBA/USDA loan sale gains and increased secondary market mortgage income, as well as additional deposit service fees garnered.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2017	2016	Dollars	Percent

Deposit service fees	$272	$216	$56	25.93%
Income from loans sold in the secondary market	298	267	31	11.61
SBA/USDA loan sale gains	60	—	60	N/A
Net mortgage servicing (amortization) income	(8)	(54)	46	(85.19)
Net realized security gains	—	97	(97)	N/A
Other noninterest income	154	101	53	52.48

Total other income	$776	$627	$149	23.76%

Other Expense

For the first three months of 2017, the Corporation recorded other expenses of $7.177 million, compared to $6.198 million in 2016, an increase of $.979 million.  The 2017 increase from the first three months of 2016 was largely attributable to the increased employee base from the two recent acquisitions and customary operating expenses necessary to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three months ended March 31, 2017 and 2016 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2017	2016	Dollars	Percentage

Salaries and employee benefits	$3,797	$3,387	$410	12.11%
Occupancy	785	640	145	22.66
Furniture and equipment	481	383	98	25.59
Data processing	461	345	116	33.62
Advertising	123	156	(33)	(21.15)
Professional service fees	321	241	80	33.20
Loan origination expenses and deposit and card related fees	179	127	52	40.94
Writedowns and losses on other real estate held for sale	12	16	(4)	(25.00)
FDIC insurance assessment	157	108	49	45.37
Telephone	157	112	45	40.18
Transaction related expenses	—	106	(106)	N/A
Other	704	577	127	22.01
Total other expense	$7,177	$6,198	$979	15.80%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the three months ended March 31, 2017 of $.889 million, compared to $.585 million a year earlier.

The Corporation has reported deferred tax assets of $7.651 million at March 31, 2017.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $9.1 million and $2.2 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2017 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $41.169 million in cash and cash equivalents and $64.013 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first three months of 2017, the Corporation decreased cash and cash equivalents by $5.586 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first quarter of 2017, the Bank paid a dividend to the Corporation of $3.0 million. Bank capital after the payment of this dividend remained strong and above the “well capitalized” regulatory level. The Corporation also has a line of credit with a correspondent bank with current availability of $5.000 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At March 31, 2017, the Bank’s core deposits in relation to total funding were 71.05% compared to 72.54% at December 31, 2016.  These ratios indicate that at March 31, 2017, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2017, the Bank had $43.000 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of March 31, 2017, the Corporation is adequately capitalized.

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2017 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$71,503	9.2%	>	$62,202	>	8.0%	>	$77,752	>	10.0%
mBank	$90,806	11.7%	>	$62,162	>	8.0%	>	$77,703	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$66,357	8.5%	>	$46,651	>	6.0%	>	$62,202	>	8.0%
mBank	$85,701	11.0%	>	$46,622	>	6.0%	>	$62,162	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$66,357	8.5%	>	$34,988	>	4.5%	>	$50,539	>	6.5%
mBank	$85,701	11.0%	>	$34,966	>	4.5%	>	$50,507	>	6.5%

Tier 1 capital to average assets:
Consolidated	$66,357	6.9%	>	$38,680	>	4.0%	>	$48,349	>	5.0%
mBank	$85,701	8.9%	>	$38,651	>	4.0%	>	$48,314	>	5.0%

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

Loans are the Corporation’s most significant earning asset.  Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities.  In addition, the Corporation prices the majority of its fixed rate loans so it has an opportunity to reprice the loan within 12 to 36 months.

As of March 31, 2017, the Corporation had established interest rate floors on approximately $146.206 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $127.303 million of the “floor rate” loan balances will reprice with a 100 basis point increase on the prime rate, with another $20.478 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $83.882 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of March 31, 2017.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

Management realizes certain interest rate risks are inherent in the business of banking and that the goal is to identify and minimize the risks.  Tools used by management include maturity and repricing analysis and interest rate sensitivity analysis.  The Bank has regular asset/liability meetings with an outside consultant to review its current position and strategize about future opportunities on risks relative to pricing and positioning of assets and liabilities.

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

The following is the Corporation’s repricing opportunities at March 31, 2017 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$297,383	161,526	323,761	3,876	$786,546
Securities	6,336	5,034	50,023	22,489	83,882
Other (1)	5,843	2,919	7,161	247	16,170

Total interest-earning assets	309,562	169,479	380,945	26,612	886,598

Interest-bearing obligations:
NOW, money market, savings and interest checking	344,485	—	—	—	344,485
Time deposits	28,390	71,643	47,942	2,396	150,371
Brokered CDs	39,583	115,698	24,577	—	179,858
Borrowings and fed funds purchased	3,550	21,726	43,759	244	69,279

Total interest-bearing obligations	416,008	209,067	116,278	2,640	743,993

Gap	$(106,446)	$(39,588)	$264,667	$23,972	$142,605

Cumulative gap	$(106,446)	$(146,034)	$118,633	$142,605

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at March 31, 2017, the Corporation had a cumulative liability sensitivity gap position of $146.034 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2016, the Corporation had a cumulative liability sensitivity gap position of $115.670 million within the one-year time frame.

The borrowings in the gap analysis include $45.000 million of FHLB advances that have a weighted average maturity of 1.62 years and a weighted average rate of 2.10%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MACKINAC FINANCIAL CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. Although the results of litigation and claims cannot be predicted, management believes there are no legal proceedings, the outcome of which, if determined adversely to the Corporation, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Corporation’s result of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As presented below, there were no purchases during the first quarter of 2017.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

January 1, 2017 to January 31, 2017	—	$—	—	$25,335
February 1, 2017 to February 28, 2017	—	$—	—	25,335
March 1, 2017 to March 31, 2017	—	$—	—	25,335

Total First Quarter 2017	—	$—	—

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 15, 2017	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)