Form 10-Q
period 2017-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2017-08-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of August 10, 2017, there were outstanding 6,294,930 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Cash and due from banks	$78,972	$44,620
Federal funds sold	10,006	2,135
Cash and cash equivalents	88,978	46,755

Interest-bearing deposits in other financial institutions	14,312	14,047
Securities available for sale	82,212	86,273
Federal Home Loan Bank stock	3,250	2,911

Loans:
Commercial	559,388	543,573
Mortgage	212,306	218,171
Consumer	19,059	20,113
Total Loans	790,753	781,857
Allowance for loan losses	(5,133)	(5,020)
Net loans	785,620	776,837

Premises and equipment	16,654	15,891
Other real estate held for sale	4,050	4,782
Deferred tax asset	7,139	8,760
Deposit based intangibles	2,047	2,172
Goodwill	5,694	5,694
Other assets	17,494	19,398

TOTAL ASSETS	$1,027,450	$983,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$156,970	$164,179
NOW, money market, interest checking	259,423	286,622
Savings	61,741	58,315
CDs<$250,000	142,649	141,629
CDs>$250,000	10,597	8,489
Brokered	216,865	164,278
Total deposits	848,245	823,512

Federal funds purchased	—	6,000
Borrowings	92,024	67,579
Other liabilities	5,868	7,820
Total liabilities	946,137	904,911

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,294,930 and 6,263,371 respectively	61,782	61,583
Retained earnings	19,101	17,206
Accumulated other comprehensive income (loss)
Unrealized (losses) gains on available for sale securities	508	(102)
Minimum pension liability	(78)	(78)
Total shareholders’ equity	81,313	78,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,027,450	$983,520

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$10,260	$8,684	$20,217	$16,644
Tax-exempt	19	13	52	15
Interest on securities:
Taxable	396	304	795	566
Tax-exempt	75	26	154	57
Other interest income	116	66	244	121
Total interest income	10,866	9,093	21,462	17,403

INTEREST EXPENSE:
Deposits	1,054	771	2,013	1,540
Borrowings	493	326	964	579
Total interest expense	1,547	1,097	2,977	2,119

Net interest income	9,319	7,996	18,485	15,284
Provision for loan losses	50	150	200	150
Net interest income after provision for loan losses	9,269	7,846	18,285	15,134

OTHER INCOME:
Deposit service fees	268	248	540	464
Income from mortgage loans sold on the secondary market	316	339	614	606
SBA/USDA loan sale gains	89	166	149	166
Net mortgage servicing (amortization) income	(9)	(8)	(17)	(62)
Net realized security gains	—	12	—	109
Other	131	139	285	240
Total other income	795	896	1,571	1,523

OTHER EXPENSE:
Salaries and employee benefits	3,658	3,519	7,455	6,906
Occupancy	776	640	1,561	1,280
Furniture and equipment	544	425	1,025	808
Data processing	489	333	950	678
Advertising	174	181	297	337
Professional service fees	405	257	726	498
Loan origination expenses and deposit and card related fees	155	155	334	282
Writedowns and losses on other real estate held for sale	243	(14)	255	2
FDIC insurance assessment	189	117	346	225
Telephone	134	122	291	234
Transaction related expenses	—	2,449	—	2,516
Other	750	709	1,454	1,325
Total other expenses	7,517	8,893	14,694	15,091

Income before provision for income taxes	2,547	(151)	5,162	1,566
Provision for income taxes	867	(26)	1,756	559

NET INCOME	$1,680	$(125)	$3,406	$1,007

INCOME PER COMMON SHARE:
Basic	$0.27	$(0.02)	$.54	$.16
Diluted	$0.27	$(0.02)	$.54	$.16

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016

Net income	$1,680	$(125)	$3,406	$1,007
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	424	544	924	969
Reclassification adjustment for securities gains included in net income	—	(12)	—	(109)
Tax effect	(144)	(181)	(314)	(292)
Net change in unrealized gains on available for sale securities	280	351	610	568

Total comprehensive income	$1,960	$226	$4,016	$1,575

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income for period	—	—	3,406	—	3,406
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	610	610
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	3,406	610	4,016
Stock compensation	—	199	—	—	199
Issuance of common stock:
Restricted stock award vesting	31,559	—	—	—	—
Dividend on common stock	—	—	(1,511)	—	(1,511)

Balance, end of period	6,294,930	$61,782	$19,101	$430	$81,313

	Six Months Ended
	June 30,
	2016
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,217,620	$61,133	$15,221	$248	$76,602

Net income for period	—	—	1,007	—	1,007
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	568	568
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,007	568	1,575
Stock compensation	—	300	—	—	300
Issuance of common stock:
Restricted stock award vesting	22,626	—	—	—	—
Repurchase of common stock	(14,000)	(150)	—	—	(150)
Dividend on common stock	—	—	(1,246)	—	(1,246)

Balance, end of period	6,226,246	$61,283	$14,982	$816	$77,081

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$3,406	$1,007
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,173	825
Provision for loan losses	200	150
Deferred tax expense, net	1,756	559
Gain on sales/calls of securities	—	(109)
Gain on sale of loans sold in the secondary market	(614)	(514)
Origination of loans held for sale in the secondary market	(30,012)	(31,910)
Proceeds from sale of loans in the secondary market	30,626	32,424
(Gain) loss on sale of premises, equipment, and other real estate held for sale	2	(3)
Writedown of other real estate held for sale	253	—
Stock compensation	199	300
Change in other assets	1,529	2,070
Change in other liabilities	(1,952)	(595)
Net cash provided by operating activities	6,566	4,204

Cash Flows from Investing Activities:
Net increase in loans	(9,420)	(28,383)
Net (decrease) increase in interest bearing deposits in other financial institutions	(265)	100
Purchase of securities available for sale	—	(5,225)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	4,781	10,906
Redemption of FHLBI stock	192	—
Capital expenditures	(1,716)	(1,020)
Purchase additional FHLBI stock	(531)	—
Net cash used in Eagle acquisition and reimbursement of contract termination fee	—	(1,900)
Proceeds from sale of premises, equipment, and other real estate	949	565
Net cash used in investing activities	(6,010)	(24,957)

Cash Flows from Financing Activities:
Net increase in deposits	24,733	23,526
Net activity on line of credit	545	(5,750)
Decrease in fed funds purchased	(6,000)	—
New term debt issuance	25,000	19,800
Principal payments on borrowings	(1,100)	(200)
Repurchase of common stock	—	(150)
Dividend on common stock	(1,511)	(1,246)
Net cash used in financing activities	41,667	35,980

Net increase in cash and cash equivalents	42,223	15,227
Cash and cash equivalents at beginning of period	46,755	25,008

Cash and cash equivalents at end of period	$88,978	$40,235

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,968	$2,041
Income taxes	—	100

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	659	851

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers.  The “net” other income and other expenses were unchanged by these reclassifications.

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

3.EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016

(Numerator):
Net income	$1,680	$(125)	$3,406	$1,007

(Denominator):
Weighted average shares outstanding	6,294,930	6,227,730	6,282,550	6,220,906
Effect of dilutive stock options, and vesting of restricted stock awards	12,953	28,656	15,965	20,461
Diluted weighted average shares outstanding	6,307,883	6,256,386	6,298,515	6,241,367
Income per common share:
Basic	$0.27	$(0.02)	$.54	$.16
Diluted	$0.27	$(0.02)	$.54	$.16

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2017

Corporate	$19,799	$173	$—	$19,972
Equity	500	—	—	500
US Agencies	22,482	15	(15)	22,482
US Agencies - MBS	14,875	61	(57)	14,879
Obligations of states and political subdivisions	23,786	609	(16)	24,379

Total securities available for sale	$81,442	$858	$(88)	$82,212

December 31, 2016

Corporate	$19,899	$49	$(38)	$19,910
Equity	500	—	—	500
US Agencies	23,991	47	(86)	23,952
US Agencies - MBS	16,980	48	(195)	16,833
Obligations of states and political subdivisions	25,057	447	(426)	25,078

Total securities available for sale	$86,427	$591	$(745)	$86,273

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $11.973 million and $12.001 million, respectively, at June 30, 2017.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,
	2017	2016

Commercial real estate	$397,655	$389,420
Commercial, financial, and agricultural	151,588	142,648
Commercial construction	10,145	11,505
One to four family residential real estate	200,771	205,945
Consumer	19,059	20,113
Consumer construction	11,535	12,226

Total loans	$790,753	$781,857

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.    The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In the first six months of 2017, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of $100,000 of accretable interest.  In the first six months of 2016, the Corporation had positive resolution of one PFC acquired nonperforming loan which resulted in the recognition of approximately $96,000 of accretable interest.

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

The table below details the outstanding balances of the Niagara acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$30,555	$32,660
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	30,555	32,395
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,955	$31,707

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(100)	(350)	(450)	—	(313)	(313)	—	(114)	(114)
Other adjustment to nonaccretable difference	32	—	32	—	—	—	(8)	—	(8)
Balance, June 30, 2017	$214	$292	$506	$236	$908	$1,144	$44	$391	$435

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2016 (dollars in thousands):

	PFC			Eagle
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768	$—	$—	$—
Acquisition of Eagle River	—	—	—	391	1,700	2,091
Accretion	—	(350)	(350)	—	(94)	(94)
Reclassification from nonaccretable difference	(68)	—	(68)	—	—	—
Balance, June 30, 2016	$358	$992	$1,350	$391	$1,606	$1,997

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended June 30, 2017 and the year ended June 30, 2016 is as follows (dollars in thousands):

	June 30,	June 30,
	2017	2016

Balance, January 1	$5,020	$5,004
Recoveries on loans previously charged off	168	84
Loans charged off	(255)	(505)
Provision	200	150

Balance at end of period	$5,133	$4,733

In the first six months of 2017, net charge-offs were $.087 million, compared to net charge-offs of $.421 million in the same period in 2016.   In the first six  months of 2017, the Corporation recorded a provision for loan loss of $.200 million compared to $.150 million provision in the first six months of 2016.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,360	$650	$95	$265	$7	$15	$2,754	$5,146
Charge-offs	—	(93)	—	—	—	(36)	—	(129)
Recoveries	28	3	—	1	1	33	—	66
Provision	75	135	—	(7)	(2)	3	(154)	50
Ending balance ALLR	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133

Six Months Ended June 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	—	(93)	—	(49)	—	(113)	—	(255)
Recoveries	62	4	—	62	1	39	—	168
Provision	56	170	38	(50)	(1)	(1)	(12)	200
Ending balance ALLR	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133

At June 30, 2017
Loans:
Ending balance	$397,655	$151,588	$10,145	$200,771	$11,535	$19,059	$—	$790,753
Ending balance ALLR	(1,463)	(695)	(95)	(259)	(6)	(15)	(2,600)	(5,133)
Net loans	$396,192	$150,893	$10,050	$200,512	$11,529	$19,044	$(2,600)	$785,620

Ending balance ALLR:
Individually evaluated	$525	$415	$38	$39	$—	$5	$—	$1,022
Collectively evaluated	938	280	57	220	6	10	2,600	4,111
Total	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133

Ending balance Loans:
Individually evaluated	$1,536	$1,456	$381	$733	$—	$5	$—	$4,111
Collectively evaluated	393,322	150,132	9,764	198,400	11,482	19,054	—	782,154
Acquired with deteriorated credit quality	2,797	—	—	1,638	53	—	—	4,488
Total	$397,655	$151,588	$10,145	$200,771	$11,535	$19,059	$—	$790,753

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,615	$580	$74	$257	$7	$40	$2,251	$4,824
Charge-offs	(224)	(25)	—	(10)	—	(10)	—	(269)
Recoveries	15	10	—	1	—	2	—	28
Provision	418	135	4	100	(2)	(9)	(496)	150
Ending balance ALLR	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733

Six Months Ended June 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	(224)	(214)	—	(49)	—	(18)	—	(505)
Recoveries	22	49	—	2	7	4	—	84
Provision	415	220	(1)	121	(9)	(27)	(569)	150
Ending balance ALLR	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733

At June 30, 2016
Loans:
Ending balance	$354,878	$130,054	$18,576	$194,167	$11,840	$16,120	$—	$725,635
Ending balance ALLR	(1,824)	(700)	(78)	(348)	(5)	(23)	(1,755)	(4,733)
Net loans	$353,054	$129,354	$18,498	$193,819	$11,835	$16,097	$(1,755)	$720,902

Ending balance ALLR:
Individually evaluated	$533	$252	$—	$48	$—	$16	$—	$849
Collectively evaluated	1,291	448	78	300	5	7	1,755	3,884
Total	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733

Ending balance Loans:
Individually evaluated	$1,755	$354	$—	$1,021	$—	$48	$—	$3,178
Collectively evaluated	347,677	129,647	18,576	188,033	11,760	16,070	—	711,763
Acquired with deteriorated credit quality	5,446	53	—	5,113	80	2	—	10,694
Total	$354,878	$130,054	$18,576	$194,167	$11,840	$16,120	$—	$725,635

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

Below is a breakdown of loans by risk category as of June 30, 2017 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Special Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,353	$22,879	$153,364	$201,568	$10,666	$4,825	$—	$—	$397,655
Commercial, financial and agricultural	11,373	9,683	51,717	74,625	2,312	1,878	—	—	151,588
Commercial construction	—	863	3,223	1,589	660	381	—	3,429	10,145
One-to-four family residential real estate	156	1,361	2,876	5,277	1,125	3,881	—	186,095	200,771
Consumer construction	—	—	—	—	—	15	—	11,520	11,535
Consumer	—	—	—	30	7	53	—	18,969	19,059

Total loans	$15,882	$34,786	$211,180	$283,089	$14,770	$11,033	$—	$220,013	$790,753

Below is a breakdown of loans by risk category as of December 31, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Special Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,021	$23,940	$140,618	$216,518	$	$5,323	$—	$—	$389,420
Commercial, financial and agricultural	10,421	13,434	49,434	67,582		1,777	—	—	142,648
Commercial construction	—	900	3,146	2,660		385	—	4,414	11,505
One-to-four family residential real estate	740	1,373	3,412	9,585		5,493	—	185,342	205,945
Consumer construction	28	—	—	—	—	17	—	12,181	12,226
Consumer	20	—	15	55		103	—	19,920	20,113

Total loans	$14,230	$39,647	$196,625	$296,400	$—	$13,098	$—	$221,857	$781,857

Impaired Loans

Nonperforming loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.

Loans are considered impaired when, based on current information and events, it is probable the Corporation will be unable to collect all amounts due in accordance with the original contractual terms of the loan agreement, including scheduled principal and interest payments.  Impairment is evaluated in total for smaller-balance loans of a similar nature and on an individual loan basis for other loans.  If a loan is impaired, a specific valuation allowance is allocated, if necessary, so that the loan is reported net, at the present value of estimated future cash flows using the loan’s existing rate or at the fair value of collateral if repayment is expected solely from the collateral.  Interest payments on impaired loans are typically applied to principal unless collectability of the principal amount is reasonably assured, in which case interest is recognized on a cash basis.  Impaired loans, or portions thereof, are charged off when deemed uncollectible.

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

				QTD	YTD		QTD	YTD
	Nonaccrual	Nonaccrual	Accrual	Average	Average	Related	Interest Income	Interest Income
	Recorded Balance	Unpaid Balance	Basis	Investment	Investment	Valuation Reserve	on Accrual Basis	on Accrual Basis
June 30, 2017

With no valuation reserve:
Commercial real estate	$1,549	$2,012	$2,797	$3,875	$4,132	$—	$30	$151
Commercial, financial and agricultural	8	9	—	8	8	—	—	—
Commercial construction	—	—	—	—	—	—	—	—
One to four family residential real estate	1,204	1,564	1,638	2,993	3,549	—	28	132
Consumer construction	16	21	53	70	71	—	1	2
Consumer	34	48	—	32	44	—	1	1

With a valuation reserve:
Commercial real estate	$289	$303	$—	$293	$297	$50	$—	$—
Commercial, financial and agricultural	331	334	—	333	330	283	—	—
Commercial construction	—	—	—	—	—	—	—	—
One to four family residential real estate	317	321	—	318	252	87	—	—
Consumer construction	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$1,838	$2,315	$2,797	$4,168	$4,429	$50	$30	$151
Commercial, financial and agricultural	339	343	—	341	338	283	—	—
Commercial construction	—	—	—	—	—	—	—	—
One to four family residential real estate	1,521	1,885	1,638	3,311	3,801	87	28	132
Consumer construction	16	21	53	70	71	—	1	2
Consumer	34	48	—	32	44	—	1	1
Total	$3,748	$4,612	$4,488	$7,922	$8,683	$420	$60	$286

	Nonaccrual	Nonaccrual		YTD		YTD
	Recorded	Unpaid	Accrual	Average	Related	Interest Income
	Balance	Balance	Basis	Investment	Valuation Reserve	on Accrual Basis
December 31, 2016

With no valuation reserve:
Commercial real estate	$1,426	$1,891	$3,234	$5,318	$—	$232
Commercial, financial and agricultural	11	11	—	116	—	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,623	2,198	2,792	4,500	—	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	127	—	2

With a valuation reserve:
Commercial real estate	$306	$328	$—	$103	$50	$—
Commercial, financial and agricultural	326	357	—	109	231	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	333	333	—	171	94	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	5	5	—

Total:
Commercial real estate	$1,732	$2,219	$3,234	$5,421	$50	$232
Commercial, financial and agricultural	337	368	—	225	231	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,956	2,531	2,792	4,671	94	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	132	5	2
Total	$4,124	$5,226	$6,087	$10,485	$380	$437

A summary of past due loans at June 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	June 30,			December 31,
	2017			2016
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$446	$1,838	$2,284	$942	$1,732	$2,674
Commercial, financial and agricultural	66	339	405	186	337	523
Commercial construction	18	—	18	—	—	—
One to four family residential real estate	1,961	1,521	3,482	2,113	1,956	4,069
Consumer construction	—	16	16	—	17	17
Consumer	160	34	194	133	82	215

Total past due loans	$2,651	$3,748	$6,399	$3,374	$4,124	$7,498

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

There were no troubled debt restructurings that occurred during the six months ended June 30, 2017 or June 30, 2016.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016
Loans outstanding, January 1	$9,195	$6,887
New loans	—	—
Net activity on revolving lines of credit	561	895
Repayment	(386)	(2,090)

Loans outstanding at end of period	$9,370	$5,692

There were no loans to related parties classified substandard as of June 30, 2017 or June 30, 2016.  In addition to the outstanding balances above, there were unfunded commitments of $27,000 to related parties at June 30, 2017.

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

The deposit based intangible is reported net of accumulated amortization at $2.047 million at June 30, 2017.  Amortization expense in the first six months of 2017 is $.125 million.  Amortization expense for the next five years is expected to be at $.250 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2017, the Corporation had obligations to service approximately $210.160 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.84% and a discount rate of 9.73% for June 30, 2017. In 2016, management decided to no longer regularly retain the servicing on mortgage loans sold.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2017	2016

Balance at beginning of period	$1,573	$1,965
Additions from loans sold with servicing retained	44	—
Acquired MSRs	—	120
Amortization	(323)	(339)

Balance at end of period	$1,294	$1,746
Balance of loan servicing portfolio	$210,160	$225,746
Mortgage servicing rights as % of portfolio	.61%	.77%

Commercial Loans

The Corporation also retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at June 30, 2017 and June 30, 2016 was approximately $40.097 million and $50.500 million, respectively. The Corporation valued these servicing rights at $.125 million as of June 30, 2017 and at $.155 million as of June 30, 2016.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016

Federal Home Loan Bank fixed rate advances	$70,000	$45,000
Correspondent bank line of credit	1,295	750
Correspondent bank term note	20,099	21,199
USDA Rural Development note	630	630

	$92,024	$67,579

The Federal Home Loan Bank borrowings bear a weighted average rate of 2.01% and mature in 2017, 2018, 2019, 2020 and 2021. They are collateralized at June 30, 2017 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately  $72.517 million; mortgage related and municipal securities with an amortized cost and estimated fair value of  $11.973 million and  $12.001 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.250 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Chicago in effect as of June 30, 2017.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note. The line of credit bears interest at a rate of LIBOR plus 2.75% and has an initial term that expires on April 30, 2018.  LIBOR at June 30, 2017 was 1.74%.  The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $.550 million, which began March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by loans totaling $.101 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.598 million, and guaranteed by the Corporation.

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

At June 30, 2017, the plan’s assets had a fair value of $2.049 million and the Corporation had a net unfunded liability of $1.138 million.  The accumulated benefit obligation at June 30, 2017 was $3.187 million.  At June 30, 2016, the plan’s assets had a fair value of $2.033 million and the Corporation had a net unfunded liability of $1.147 million.  The accumulated benefit obligation at June 30, 2016 was $3.180 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both June 30, 2017 and December 31, 2016.

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

10.STOCK COMPENSATION PLANS

Restricted Stock Awards

The Corporation’s restricted stock awards are service-based and awarded based on performance.  Each award has a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

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

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2017	90,417	$11.19
Granted during the period	28,427	13.39
Vested during the period	(31,559)	11.55
Nonvested balance at June 30, 2017	87,285	$11.78

11.INCOME TAXES

The Corporation has reported deferred tax assets of $7.139 million at June 30, 2017. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $9.1 million, and $2.2 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2017 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $1.756 million for the six months ended June 30, 2017 and $.559 million for the six months ended June 30, 2016.

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

The following table presents information for financial instruments at June 30, 2017 and December 31, 2016 (dollars in thousands):

		June 30, 2017		December 31, 2016
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$88,978	$88,978	$46,755	$46,755
Interest-bearing deposits	Level 2	14,312	14,312	14,047	14,047
Securities available for sale	Level 2	80,562	80,562	84,623	84,623
Securities available for sale	Level 3	1,650	1,650	1,650	1,650
Federal Home Loan Bank stock	Level 2	3,250	3,250	2,911	2,911
Net loans	Level 3	785,620	780,865	776,837	778,377
Accrued interest receivable	Level 3	1,995	1,995	2,016	2,016

Total financial assets		$976,367	$971,612	$928,839	$930,379

Financial liabilities:
Deposits	Level 2	$848,245	$839,901	$823,512	$815,960
Borrowings	Level 2	92,024	92,503	67,579	68,293
Accrued interest payable	Level 3	276	276	267	267

Total financial liabilities		$940,545	$932,680	$891,358	$884,520

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2017, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2017 and December 31, 2016 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)	June 30, 2017	June 30, 2017
Assets

Corporate	$19,972	$—	$19,972	$—	$—	$—
Equity	500	—	—	500	—	—
US Agencies	22,482	—	22,482	—	—	—
US Agencies - MBS	14,879	—	13,729	1,150	—	—
Obligations of state and political subdivisions	24,379	—	24,379	—	—	—
	$82,212				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Corporate	$19,910	$—	$19,910	$—	$—
Equity	500	—	—	500	—
US Agencies	23,952	—	23,952	—	—
US Agencies - MBS	16,833	—	15,683	1,150	—
Obligations of state and political subdivisions	25,078	—	25,078	—	—
	$86,273				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2017, or December 31, 2016 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2017

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2017	(Level 1)	(Level 2)	(Level 3)	June 30, 2017	June 30, 2017
Assets

Impaired loans	$8,236	$—	$—	$8,236	$115	$152
Other real estate owned	4,050	—	—	4,050	243	255
					$358	407

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Impaired loans	$9,856	$—	$—	$9,856	$643
Other real estate held for sale	4,782	—	—	4,782	202
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of June 30, 2017, $25,000 of the total authorization was available for future purchases.

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

	June 30,	December 31,
	2017	2016
Commitments to extend credit:
Variable rate	$76,977	$59,496
Fixed rate	34,042	28,737
Standby letters of credit - Variable rate	8,109	8,252
Credit card commitments - Fixed rate	5,737	5,533

	$124,865	$102,018

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2017 represents $114.129 million, or  20.40%, compared to  $121.861 million, or 22.42%, of the commercial loan portfolio on December 31, 2016.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At June 30, 2017, net deferred tax assets were approximately $7.139 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded second quarter 2017 net income of $1.680 million, or $.27 per share, compared to net loss available to common shareholders of $.125 million, or $(.02) per share for the second quarter of 2016. Net income for the first six moths of 2017 totaled $3.406 million, or $.54 per share, compared to $1.007 million, or $.16 per share, for the same period in 2016.

Weighted average shares outstanding for the six month period in 2017 totaled 6,282,550, compared to 6,220,906  shares in the same period of 2016.

The net interest margin for the second quarter of 2017 was $9.319 million, or 4.24%, compared to $7.996 million, or 4.19% in the first quarter of 2016. The six month net interest margin for 2017 was $18.485 million, or 4.21% compared to $15.284 million, or 4.25%, for the same period in 2016.

Total assets of the Corporation at June 30, 2017 were $1.027 billion, up by $43.930 million, or 4.47%, from the $983.520 million in total assets reported at year-end 2016.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $42.223 million during the six months of 2017, when compared to 2016 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $4.061 million from December 31, 2016 to June 30, 2017, with the balance on June 30, 2017 totaling $82.212 million.  Investment securities are utilized in an effort to manage interest rate risk and liquidity.  As of June 30, 2017, investment securities with an estimated fair value of $12.001 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first six months of 2017, loan balances increased by $8.896 million from December 31, 2016 balances of $781.857 million.  During the first six months of 2017, the Bank had total loan production of $131.0 million, which included $30.0 million of secondary market loan production.  This loan production, however, was offset by loan amortization and pay-offs.

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

The Corporation is highly competitive in structuring loans to meet borrowing needs and satisfy strong underwriting requirements.

Following is a summary of the loan portfolio at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of
	2017	Total	2016	Total

Commercial real estate	$397,655	50.29%	$389,420	49.81%
Commercial, financial, and agricultural	151,588	19.17	142,648	18.24
One to four family residential real estate	200,771	25.39	205,945	26.34
Consumer construction	11,535	1.46	12,226	1.56
Commercial construction	10,145	1.28	11,505	1.47
Consumer	19,059	2.41	20,113	2.57
Total loans	$790,753	100.00%	$781,857	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30, 2017			December 31, 2016
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	114,129	20.40%	140.36%	121,861	22.42%	155.02%
Hospitality and tourism	73,109	13.07	89.91	68,025	12.51	86.54
Lessors of residential buildings	30,719	5.49	37.78	27,590	5.08	35.10
Gasoline stations and convenience stores	19,903	3.56	24.48	20,509	3.77	26.09
Logging	18,143	3.24	22.31	19,903	3.66	25.32
Commercial construction	10,145	1.81	12.48	11,505	2.12	14.64
Other	293,240	52.43	360.63	274,180	50.44	348.79
Total Commercial Loans	$559,388	100.00%		$543,573	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of June 30, 2017.  The current concentration of real estate related loans represents a broad customer base composed of a high percentage of owner occupied developments.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2017, our residential loan portfolio totaled $212.306 million, or 26.85% of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,
	2017	2016

Nonperforming Assets:
Nonaccrual loans	$3,644	$3,959
Loans past due 90 days or more	—	—
Restructured loans	104	165
Total nonperforming loans	3,748	4,124
Other real estate owned	4,050	4,782
Total nonperforming assets	$7,798	$8,906
Nonperforming loans as a % of loans	0.47%	0.53%
Nonperforming assets as a % of assets	0.76%	0.91%
Reserve for Loan Losses:
At period end	$5,133	$5,020
As a % of outstanding loans	.65%	.64%
As a % of nonperforming loans	136.95%	121.73%
As a % of nonaccrual loans	140.86%	126.80%
Texas Ratio	9.91%	11.76%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	June 30, 2017	December 31, 2016

Total loans, at period end	$790,753	781,857
Average loans for the period	$784,823	$703,047

	For the Period Ended
	Six Months Ended	Twelve Months Ended
	June 30, 2017	December 31, 2016

Net charge-offs during the period	$87	584
Net charge-offs to average loans, annualized	.02%	.08%

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

As of June 30, 2017, the allowance for loan losses represented .65% of total loans.  At June 30, 2017, the allowance included specific reserves in the amount of $1.022 million, as compared to specific reserves of $.958 million at December 31, 2016.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2017	December 31, 2016

Balance at beginning of period	$4,782	$2,324
Other real estate acquired, net of purchase accounting	—	1,205
Other real estate transferred from loans due to foreclosure	659	3,292
Proceeds from sale of other real estate	(949)	(1,640)
Transfer to premise and equipment	—	(197)
Writedowns on other real estate held for sale	(440)	(212)
Gain (loss) on other real estate held for sale	(2)	10

Balance at end of period	$4,050	$4,782

During the first six months of 2017, the Corporation received real estate in lieu of loan payments of $.659 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first six months of 2017.  Total deposits increased by $24.733 million, or 3.01%, in the first six months of 2017.  The increase in deposits for the first  six months of 2017 is composed of a decrease in core deposits of $29.962 million and an increase in noncore deposits of $54.695 million.  The decrease in core deposits is largely a result of seasonality inherent in our overall deposit portfolio.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing.  This focus on deposits has become especially important with changing client banking habits and demographics, as well as customer desire for more electronic and mobile based banking products and services.  It is the intent of management to be aggressive in its markets to grow core deposits with an emphasis placed on transactional deposits.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,
	2017	% of Total	2016	% of Total

Noninterest bearing	$156,970	18.51%	$164,179	19.94%
NOW, money market, checking	259,423	30.58	286,622	34.80
Savings	61,741	7.28	58,315	7.08
Certificates of Deposit <$250,000	142,649	16.82	141,629	17.20
Total core deposits	620,783	73.18	650,745	79.02

Certificates of Deposit >$250,000	10,597	1.25	8,489	1.03
Brokered CDs	216,865	25.57	164,278	19.95
Total non-core deposits	227,462	26.82	172,767	20.98

Total deposits	$848,245	100.00%	$823,512	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2017, this source of funding totaled $70 million and the Corporation secured this funding by pledging loans and investments.  The $70 million of FHLB borrowings have a weighted average maturity of 2.30 years and a weighted average interest rate of 2.01% at June 30, 2017.  The FHLB balances at June 30, 2017 reflect an additional $25 million of balances obtained during the second quarter. The additional balances were garnered as part of a strategy to secure longer-term funding to help support new fixed rate commercial lending originations and lock in margin given the outlook for continued rising interest rates.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.630 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note. The line of credit bears interest at a rate of LIBOR plus 2.75% and has an initial term that expires on April 30, 2018.  LIBOR was 1.74% at June 30, 2017.  The term note had a balance of $20.099 million at June 30, 2017 and bears the same interest as the line of credit. The term note matures on April 30, 2019 and requires quarterly principal payments of $.550 million which began in March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $2.704 million from December 31, 2016 to June 30, 2017.  Contributing to the increase in shareholders’ equity was net income available to common shareholders of $3.406 million, offset by a reduction for cash dividends on common stock of $1.511 million,  an increase due to stock compensation of $.199 million, and an increase in the market value of securities of $.610 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income available to common shareholders of $3.406 million, or $.54 per share, in the first six months of 2017, compared to $1.007 million, or $.16 per share, for the first six months of 2016.

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

Net interest margin on a fully taxable equivalent basis amounted to $18.591 million, 4.22% of average earning assets, in the first half of 2017, compared to $15.322 million, and 4.27% of average earning assets, in the first half of 2016.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2017-2016
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2017	2016	(Decrease)	2017	2016	2017	2016	Variance	Variance	Variance	Variance

Loans (1,2,3)	$787,143	$689,462	$97,681	5.24%	5.08%	$10,288	$8,710	$1,578	$1,234	$301	$43
Taxable securities	69,079	63,929	5,150	2.30	1.96	396	311	85	25	55	4
Nontaxable securities (2)	14,277	6,354	7,923	3.17	1.58	113	25	88	31	25	32
Federal funds sold	995	117	878	1.21	—	3	—	3	—	—	3
Other interest-earning assets	16,986	7,500	9,486	2.64	3.59	112	67	45	85	(17)	(22)
Total earning assets	888,480	767,362	121,118	4.93	4.78	10,912	9,113	1,799	1,375	364	60
Reserve for loan losses	(5,166)	(5,253)	87
Cash and due from banks	47,027	29,631	17,396
Fixed Assets		14,106	(14,106)
Other Real Estate	4,409	3,884	525
Other assets		24,944	(24,944)
Total assets	$934,750	$834,674	$100,076

NOW and money market deposits	$200,121	$191,841	$8,280.33		.30%	$165	$144	$21	$6	$14	$1
Interest checking	66,191	49,005	17,186.15		.16	24	19	5	7	(1)	—
Savings deposits	59,776	45,870	13,906.07		.10	10	11	(1)	3	(3)	(1)
Certificates of deposit	151,070	129,215	21,855.87		0.90	328	289	39	49	(8)	(1)
Brokered deposits	193,993	128,645	65,348	1.09	.96	525	308	217	156	40	20
Borrowings	77,922	75,001	2,921	2.53	1.75	492	326	166	13	147	5
Total interest-bearing liabilities	749,073	619,577	129,496.83		.71	1,544	1,097	447	234	189	24
Demand deposits	149,224	134,606	14,618
Other liabilities	4,926	1,010	3,916
Shareholders’ equity	81,013	79,481	1,532
Total liabilities and shareholders’ equity	$984,236	$834,674	$149,562
Rate spread				4.10%	4.07%
Net interest margin/revenue				4.23%	4.20%	$9,368	$8,016	$1,352	$1,141	$175	$36

	Six Months Ended
								2017-2016
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2017	2016	(Decrease)	2017	2016	2017	2016	Variance	Variance	Variance	Variance

Loans (1,2,3)	$784,823	$652,573	$132,250	5.21%	5.14%	$20,295	$16,688	$3,607	$3,326	$233	$48
Taxable securities	69,776	56,265	13,511	2.30	2.02	795	566	229	136	75	18
Nontaxable securities (2)	14,833	5,592	9,241	3.18	2.41	234	67	167	111	21	35
Federal funds sold	1,942	643	1,299.62		-	6	—	6	—	2	4
Other interest-earning assets	16,802	7,362	9,440	2.86	3.31	238	121	117	155	(17)	(21)
Total earning assets	888,176	722,435	165,741	4.90	4.86	21,568	17,442	4,126	3,728	314	84
Reserve for loan losses	(5,092)	(5,095)	3
Cash and due from banks	45,210	28,523	16,687
Fixed Assets	16,224	13,303	2,921
Other Real Estate	4,368	3,316	1,052
Other assets	33,488	23,399	10,089
Total assets	$982,374	$785,881	$196,493

NOW and money market deposits	$210,579	$176,813	$33,766.33		.32	$344	$282	$62	$53	$8	$1
Interest checking	66,894	48,333	18,561.15		.16	49	39	10	15	(3)	(1)
Savings deposits	59,359	38,477	20,882.07		.10	20	20	—	11	(7)	(4)
Certificates of deposit	149,187	130,458	18,729.86		0.94	637	609	28	87	(50)	(9)
Brokered deposits	183,637	120,393	63,244	1.06	.99	963	591	372	310	42	20
Borrowings	74,080	63,579	10,501	2.62	1.83	964	579	385	95	250	39
Total interest-bearing liabilities	743,736	578,053	165,683.80		.74	2,977	2,120	857	571	240	46
Demand deposits	153,172	127,299	25,873
Other liabilities	5,308	2,146	3,162
Shareholders’ equity	80,158	78,383	1,775
Total liabilities and shareholders’ equity	$982,374	$785,881	$196,493
Rate spread				4.09%	4.12%
Net interest margin/revenue				4.22%	4.27%	$18,591	$15,322	$3,269	$3,157	$74	$38

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes fees.

In this relatively low interest environment, the Corporation has also repriced a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first six months of 2017, the Corporation recorded a loan loss provision of $200,000, compared to $150,000 in the first six months of 2016.  There were net charge-offs of $87,000 in the first six months of 2017, compared to net charge-offs of $421,000 for the same period in 2016.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $1.571 million in the first six months of 2017, compared to $1.523 million in the same period in 2016.  The increase year over year was largely a result of increased deposit service fees garnered.  Some of this increase can be attributed to the acquisition activity in 2016.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent

Deposit service fees	$268	$248	$20	8.06%	$540	$464	$76	16.38%
Income from loans sold in the secondary market	316	339	(23)	(6.78)	614	606	8	1.32
SBA/USDA loan sale gains	89	166	(77)	N/A	149	166	(17)	(10.24)
Net mortgage servicing (amortization) income	(9)	(8)	(1)	12.50	(17)	(62)	45	(72.58)
Net realized security gains	—	12	(12)	N/A	—	109	(109)	(100.00)
Other noninterest income	131	139	(8)	(5.76)	285	240	45	18.75

Total other income	$795	$896	$(101)	-11.27%	$1,571	$1,523	$48	3.15%

Other Expense

For the first six months of 2017, the Corporation recorded other expenses of $14.694 million, compared to $15.091 million in 2016, an decrease of $.397 million.  The 2017 change in expense from the first six months of 2016 was largely attributable to the decrease in transaction related expenses.  This decrease was offset by increases in salaries and benefits and other customary operating expenses necessary to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and six months ended June 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2017	2016	Dollars	Percentage	2017	2016	Dollars	Percentage

Salaries and employee benefits	$3,658	$3,519	$139	3.95%	$7,455	$6,906	$549	7.95%
Occupancy	776	640	136	21.25	1,561	1,280	281	21.95
Furniture and equipment	544	425	119	28.00	1,025	808	217	26.86
Data processing	489	333	156	46.85	950	678	272	40.12
Advertising	174	181	(7)	(3.87)	297	337	(40)	(11.87)
Professional service fees	405	257	148	57.59	726	498	228	45.78
Loan origination expenses and deposit and card related fees	155	155	—	-	334	282	52	18.44
Writedowns and losses on other real estate held for sale	243	(14)	257	(1,835.71)	255	2	253	12,650.00
FDIC insurance assessment	189	117	72	61.54	346	225	121	53.78
Telephone	134	122	12	9.84	291	234	57	24.36
Transaction related expenses	—	2,449	(2,449)	N/A	—	2,516	(2,516)	N/A
Other	750	709	41	5.78	1,454	1,325	129	9.74
Total other expense	$7,517	$8,893	$(1,376)	-15.47%	$14,694	$15,091	$(397)	-2.63%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the six months ended June 30, 2017 of $1.756 million, compared to $.559 million a year earlier.

The Corporation has reported deferred tax assets of $7.139 million at June 30, 2017.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $9.1 million and $2.2 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2017 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $88.978 million in cash and cash equivalents and $70.211 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first six months of 2017, the Corporation increased cash and cash equivalents by $42.223 million.  A large portion of this increase, $25 million, is attributable to the increase in FHLB borrowings, which management implemented to lock in a longer term source of funding, given the increasing rate environment.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first quarter of 2017, the Bank paid a dividend to the Corporation of $3.0 million. Bank capital after the payment of this dividend remained strong and above the “well capitalized” level for regulatory purposes. The Corporation also has a line of credit with a correspondent bank with current availability of $5.000 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and Farmers’ Home Administration borrowings.  At June 30, 2017, the Bank’s core deposits in relation to total funding were 71.05% compared to 72.54% at December 31, 2016.  These ratios indicate that at June 30, 2017, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2017, the Bank had $64.0 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of June 30, 2017, the Corporation is adequately capitalized.

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2017 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$73,373	9.2%	>	$63,728	>	8.0%	>	$79,660	>	10.0%
mBank	$93,855	11.8%	>	$63,658	>	8.0%	>	$79,572	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$68,240	8.6%	>	$47,796	>	6.0%	>	$63,728	>	8.0%
mBank	$88,764	11.2%	>	$47,743	>	6.0%	>	$63,658	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$68,240	8.6%	>	$35,847	>	4.5%	>	$51,779	>	6.5%
mBank	$88,764	11.2%	>	$35,807	>	4.5%	>	$51,722	>	6.5%

Tier 1 capital to average assets:
Consolidated	$68,240	7.0%	>	$38,864	>	4.0%	>	$48,580	>	5.0%
mBank	$88,764	9.1%	>	$38,816	>	4.0%	>	$48,519	>	5.0%

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

As of June 30, 2017, the Corporation had established interest rate floors on approximately $146.704 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $71.019 million of the “floor rate” loan balances will reprice with a 25 basis point increase on the prime rate, with another $67.376 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $82.212 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of June 30, 2017.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at June 30, 2017 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$294,390	173,765	319,140	3,458	$790,753
Securities	5,032	12,997	42,907	21,276	82,212
Other (1)	18,179	2,228	6,914	247	27,568

Total interest-earning assets	317,601	188,990	368,961	24,981	900,533

Interest-bearing obligations:
NOW, money market, savings and interest checking	321,164	—	—	—	321,164
Time deposits	31,289	63,327	56,540	2,090	153,246
Brokered CDs	69,695	128,573	18,597	—	216,865
Borrowings and fed funds purchased	1,920	21,650	68,284	170	92,024

Total interest-bearing obligations	424,068	213,550	143,421	2,260	783,299

Gap	$(106,467)	$(24,560)	$225,540	$22,721	$117,234

Cumulative gap	$(106,467)	$(131,027)	$94,513	$117,234

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at June 30, 2017, the Corporation had a cumulative liability sensitivity gap position of $131.027 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2016, the Corporation had a cumulative liability sensitivity gap position of $115.670 million within the one-year time frame.

The borrowings in the gap analysis include $70.000 million of FHLB advances that have a weighted average maturity of 2.30 years and a weighted average rate of 2.01%.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation provides limited foreign exchange services for its Canadian customers, primarily at its banking offices in Sault Ste. Marie, Michigan.  Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of June 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As presented below, there were no purchases during the second quarter of 2017.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

April 1, 2017 to April 30, 2017	—	$—	—	$25,335
May 1, 2017 to May 31, 2017	—	$—	—	25,335
June 1, 2017 to June 30, 2017	—	$—	—	25,335

Total Second Quarter 2017	—	$—	—

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2017	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)