Form 10-Q
period 2017-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2017-11-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of November 13, 2017, there were outstanding 6,294,930 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2017 (Unaudited), December 31, 2016	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2017 (Unaudited) and September 30, 2016 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended Septemer 30, 2017 (Unaudited) and September 30, 2016 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Nine Months Ended September 30, 2017 (Unaudited) and September 30, 2016 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2017 (Unaudited) and September 30, 2016 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	40

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits and Reports on Form 8-K	45

SIGNATURES		46

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2017	2016
	(Unaudited)

ASSETS

Cash and due from banks	$52,676	$44,620
Federal funds sold	5,006	2,135
Cash and cash equivalents	57,682	46,755

Interest-bearing deposits in other financial institutions	13,374	14,047
Securities available for sale	85,009	86,273
Federal Home Loan Bank stock	3,250	2,911

Loans:
Commercial	572,799	543,573
Mortgage	217,103	218,171
Consumer	18,247	20,113
Total Loans	808,149	781,857
Allowance for loan losses	(5,130)	(5,020)
Net loans	803,019	776,837

Premises and equipment	16,619	15,891
Other real estate held for sale	4,413	4,782
Deferred tax asset	6,266	8,760
Deposit based intangibles	1,985	2,172
Goodwill	5,694	5,694
Other assets	17,759	19,398

TOTAL ASSETS	$1,015,070	$983,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$162,142	$164,179
NOW, money market, interest checking	275,854	286,622
Savings	61,832	58,315
CDs<$250,000	144,031	141,629
CDs>$250,000	9,126	8,489
Brokered	182,218	164,278
Total deposits	835,203	823,512

Federal funds purchased	—	6,000
Borrowings	91,397	67,579
Other liabilities	5,821	7,820
Total liabilities	932,421	904,911

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,294,930 and 6,263,371 respectively	61,881	61,583
Retained earnings	20,439	17,206
Accumulated other comprehensive income (loss)
Unrealized (losses) gains on available for sale securities	407	(102)
Minimum pension liability	(78)	(78)
Total shareholders’ equity	82,649	78,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,015,070	$983,520

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$10,799	$9,441	$31,016	$26,085
Tax-exempt	21	19	73	34
Interest on securities:
Taxable	401	387	1,195	953
Tax-exempt	72	57	226	114
Other interest income	230	91	475	212
Total interest income	11,523	9,995	32,985	27,398

INTEREST EXPENSE:
Deposits	1,157	870	3,170	2,410
Borrowings	577	429	1,541	1,008
Total interest expense	1,734	1,299	4,711	3,418

Net interest income	9,789	8,696	28,274	23,980
Provision for loan losses	200	200	400	350
Net interest income after provision for loan losses	9,589	8,496	27,874	23,630

OTHER INCOME:
Deposit service fees	262	259	803	723
Income from mortgage loans sold on the secondary market	434	512	1,048	1,118
SBA/USDA loan sale gains	278	551	426	717
Net mortgage servicing (amortization) income	(6)	(12)	(24)	(74)
Net realized security gains	38	40	38	149
Other	147	139	433	379
Total other income	1,153	1,489	2,724	3,012

OTHER EXPENSE:
Salaries and employee benefits	3,934	3,687	11,388	10,592
Occupancy	761	680	2,322	1,960
Furniture and equipment	616	440	1,640	1,248
Data processing	533	440	1,482	1,118
Advertising	227	157	524	494
Professional service fees	323	309	1,049	807
Loan origination expenses and deposit and card related fees	181	152	515	434
Writedowns and losses on other real estate held for sale	43	60	298	62
FDIC insurance assessment	210	131	556	356
Telephone	154	140	445	374
Transaction related expenses	—	359	—	2,928
Other	742	730	2,199	2,003
Total other expenses	7,724	7,285	22,418	22,376

Income before provision for income taxes	3,018	2,700	8,180	4,266
Provision for income taxes	925	922	2,681	1,481

NET INCOME	$2,093	$1,778	$5,499	$2,785

INCOME PER COMMON SHARE:
Basic	$0.33	$0.29	$0.88	$0.45
Diluted	$0.33	$0.28	$0.87	$0.45

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016

Net income	$2,093	$1,778	$5,499	$2,785
Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	(115)	(79)	809	890
Reclassification adjustment for securities gains included in net income	(38)	(40)	(38)	(149)
Tax effect	52	40	(262)	(252)
Net change in unrealized gains on available for sale securities	(101)	(79)	509	489

Total comprehensive income	$1,992	$1,699	$6,008	$3,274

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income for period	—	—	5,499	—	5,499
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	509	509
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	5,499	509	6,008
Stock compensation	—	298	—	—	298
Issuance of common stock:
Restricted stock award vesting	31,559	—	—	—	—
Dividend on common stock	—	—	(2,266)	—	(2,266)

Balance, end of period	6,294,930	$61,881	$20,439	$329	$82,649

	Nine Months Ended
	September 30,
	2016
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,217,620	$61,133	$15,221	$248	$76,602

Net income for period	—	—	2,785	—	2,785
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	489	489
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	2,785	489	3,274
Stock compensation	—	450	—	—	450
Issuance of common stock:
Restricted stock award vesting	59,751	—	—	—	—
Repurchase of common stock	(14,000)	(150)	—	—	(150)
Dividend on common stock	—	—	(1,891)	—	(1,891)

Balance, end of period	6,263,371	$61,433	$16,115	$737	$78,285

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash Flows from Operating Activities:
Net income	$5,499	$2,785
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,801	1,336
Provision for loan losses	400	350
Deferred tax expense, net	1,125	1,481
Gain on sales/calls of securities	(38)	(149)
Gain on sale of loans sold in the secondary market	(873)	(959)
Origination of loans held for sale in the secondary market	(48,819)	(56,941)
Proceeds from sale of loans in the secondary market	49,692	57,900
Loss on sale of premises, equipment, and other real estate held for sale	28	10
Writedown of other real estate held for sale	270	53
Stock compensation	298	450
Change in other assets	3,382	12,462
Change in other liabilities	(1,999)	(1,174)
Net cash provided by operating activities	10,766	17,604

Cash Flows from Investing Activities:
Net increase in loans	(28,977)	(28,118)
Net increase in interest bearing deposits in other financial institutions	673	3,015
Purchase of securities available for sale	(5,697)	(7,225)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	7,441	16,752
Redemption of FHLBI stock	192	—
Capital expenditures	(2,195)	(1,833)
Purchase additional FHLBI stock	(531)	—
Net cash used in Eagle acquisition and reimbursement of contract termination fee	—	(12,500)
Net cash used in Niagara acquisition	—	(7,325)
Proceeds from sale of premises, equipment, and other real estate	2,012	1,143
Net cash used in investing activities	(27,082)	(36,091)

Cash Flows from Financing Activities:
Net increase in deposits	11,691	33,159
Net activity on line of credit	545	(8,550)
Decrease in fed funds purchased	(6,000)	—
New term debt issuance	25,000	19,800
Principal payments on borrowings	(1,727)	(274)
Repurchase of common stock	—	(150)
Dividend on common stock	(2,266)	(1,891)
Net cash used in financing activities	27,243	42,094

Net increase in cash and cash equivalents	10,927	23,607
Cash and cash equivalents at beginning of period	46,755	25,008

Cash and cash equivalents at end of period	$57,682	$48,615

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,651	$3,273
Income taxes	—	100

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	2,120	1,091

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016.

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

Allowance for Loan Losses

The allowance for loan losses includes specific allowances related to loans, when they have been judged to be impaired.  A loan is impaired when, based on current information, it is probable that the Corporation will not collect all amounts due in accordance with the contractual terms of the loan agreement.  These specific allowances are based on discounted cash flows of expected future payments using the loan’s initial effective interest rate or the fair value of the collateral if the loan is collateral dependent.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At September 30, 2017 there were 268,836 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016

(Numerator):
Net income	$2,093	$1,778	$5,499	$2,785

(Denominator):
Weighted average shares outstanding	6,294,930	6,238,756	6,286,722	6,226,900
Effect of dilutive stock options, and vesting of restricted stock awards	23,558	20,999	24,144	33,525
Diluted weighted average shares outstanding	6,318,488	6,259,755	6,310,866	6,260,425
Income per common share:
Basic	$0.33	$0.29	$0.88	$0.45
Diluted	$0.33	$0.28	$0.87	$0.45

4.INVESTMENT SECURITIES

The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2017 and December 31, 2016 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2017

Corporate	$24,415	$164	$(20)	$24,559
Equity	500	—	—	500
US Agencies	22,468	88	(13)	22,543
US Agencies - MBS	13,765	56	(58)	13,763
Obligations of states and political subdivisions	23,244	533	(133)	23,644

Total securities available for sale	$84,392	$841	$(224)	$85,009

December 31, 2016

Corporate	$19,899	$49	$(38)	$19,910
Equity	500	—	—	500
US Agencies	23,991	47	(86)	23,952
US Agencies - MBS	16,980	48	(195)	16,833
Obligations of states and political subdivisions	25,057	447	(426)	25,078

Total securities available for sale	$86,427	$591	$(745)	$86,273

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $14.029 million and $14.038 million, respectively, at September 30, 2017.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,
	2017	2016

Commercial real estate	$409,269	$389,420
Commercial, financial, and agricultural	154,638	142,648
Commercial construction	8,892	11,505
One to four family residential real estate	204,419	205,945
Consumer	18,247	20,113
Consumer construction	12,684	12,226

Total loans	$808,149	$781,857

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.    The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In the first nine months of 2017, the Corporation had positive resolution of acquired impaired loans, which resulted in the recognition of $.370 million of accretable interest.  In the first nine months of 2016, the Corporation had positive resolution of one PFC acquired impaired loan which resulted in the recognition of approximately $96,000 of accretable interest.

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

The table below details the outstanding balances of the Niagara acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$30,555	$32,660
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	30,555	32,395
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,955	$31,707

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(310)	(525)	(835)	(50)	(466)	(516)	(10)	(169)	(179)
Other adjustment to nonaccretable difference	215	—	215	37	—	37	(1)	—	(1)
Balance, September 30, 2017	$187	$117	$304	$223	$755	$978	$41	$336	$377

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2016 (dollars in thousands):

	PFC			Eagle			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768	$—	$—	$—	$—	$—	$—
Acquisitions	—	—	—	391	1,700	2,091	88	600	688
Accretion	—	(525)	(525)	—	(299)	(299)	—	(49)	(49)
Reclassification from nonaccretable difference	(80)	—	(80)	(54)	—	(54)	—	—	—
Balance, September 30, 2016	$346	$817	$1,163	$337	$1,401	$1,738	$88	$551	$639

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2017 and the year ended September 30, 2016 is as follows (dollars in thousands):

	September 30,	September 30,
	2017	2016

Balance, January 1	$5,020	$5,004
Recoveries on loans previously charged off	215	120
Loans charged off	(505)	(612)
Provision	400	350

Balance at end of period	$5,130	$4,862

In the first nine months of 2017, net charge-offs were $.290 million, compared to net charge-offs of $.492 million in the same period in 2016.   In the first nine months of 2017, the Corporation recorded a provision for loan loss of $.400 million compared to a $.350 million provision in the first nine months of 2016.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133
Charge-offs	—	(171)	—	(27)	—	(52)	—	(250)
Recoveries	10	31	1	1	—	4	—	47
Provision	25	187	3	4	—	59	(78)	200
Ending balance ALLR	$1,498	$742	$99	$237	$6	$26	$2,522	$5,130

Nine Months Ended September 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	—	(264)	—	(76)	—	(165)	—	(505)
Recoveries	72	35	2	63	—	43	—	215
Provision	81	357	40	(46)	—	58	(90)	400
Ending balance ALLR	$1,498	$742	$99	$237	$6	$26	$2,522	$5,130

At September 30, 2017
Loans:
Ending balance	$409,269	$154,638	$8,892	$204,419	$12,684	$18,247	$—	$808,149
Ending balance ALLR	(1,498)	(742)	(99)	(237)	(6)	(26)	(2,522)	(5,130)
Net loans	$407,771	$153,896	$8,793	$204,182	$12,678	$18,221	$(2,522)	$803,019

Ending balance ALLR:
Individually evaluated	$571	$331	$38	$19	$—	$17	$—	$976
Collectively evaluated	927	411	61	218	6	9	2,522	4,154
Total	$1,498	$742	$99	$237	$6	$26	$2,522	$5,130

Ending balance Loans:
Individually evaluated	$1,801	$1,283	$377	$525	$—	$46	$—	$4,032
Collectively evaluated	405,610	153,355	8,515	202,281	12,633	18,201	—	800,595
Acquired with deteriorated credit quality	1,858	—	—	1,613	51	—	—	3,522
Total	$409,269	$154,638	$8,892	$204,419	$12,684	$18,247	$—	$808,149

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,824	$700	$78	$348	$5	$23	$1,755	$4,733
Charge-offs	(20)	—	—	(76)	—	(10)	—	(106)
Recoveries	17	4	—	2	—	12	—	35
Provision	(235)	(180)	(16)	133	1	49	448	200
Ending balance ALLR	$1,586	$524	$62	$407	$6	$74	$2,203	$4,862

Nine Months Ended September 30, 2016
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	(245)	(206)	—	(125)	—	(36)	—	(612)
Recoveries	40	40	—	4	7	29	—	120
Provision	180	45	(17)	254	(8)	17	(121)	350
Ending balance ALLR	$1,586	$524	$62	$407	$6	$74	$2,203	$4,862

At September 30, 2016
Loans:
Ending balance	$362,858	$136,065	$14,343	$211,072	$11,768	$20,698	$—	$756,804
Ending balance ALLR	(1,586)	(524)	(62)	(407)	(6)	(74)	(2,203)	(4,862)
Net loans	$361,272	$135,541	$14,281	$210,665	$11,762	$20,624	$(2,203)	$751,942

Ending balance ALLR:
Individually evaluated	$570	$252	$—	$68	$—	$64	$—	$954
Collectively evaluated	1,016	272	62	339	6	10	2,203	3,908
Total	$1,586	$524	$62	$407	$6	$74	$2,203	$4,862

Ending balance Loans:
Individually evaluated	$2,035	$329	$—	$1,038	$—	$288	$—	$3,690
Collectively evaluated	357,030	135,736	14,343	206,199	11,709	20,410	—	745,427
Acquired with deteriorated credit quality	3,793	—	—	3,835	59	—	—	7,687
Total	$362,858	$136,065	$14,343	$211,072	$11,768	$20,698	$—	$756,804

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

Using a historical average loss by loan type as a base, each loan graded as higher risk is assigned a specific percentage. The residential real estate and consumer loan portfolios are assigned a loss percentage as a homogenous group.  If, however, on an individual loan the projected loss based on collateral value and payment histories is in excess of the computed allowance, the allocation is increased for the higher anticipated loss.  These computations provide the basis for the allowance for loan losses as recorded by the Corporation.

Below is a breakdown of loans by risk category as of September 30, 2017 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Special Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,058	$20,655	$156,563	$213,805	$9,529	$4,659	$—	$—	$409,269
Commercial, financial and agricultural	13,262	9,282	49,947	75,366	5,394	1,387	—	—	154,638
Commercial construction	—	313	3,043	1,170	377	653	—	3,336	8,892
One-to-four family residential real estate	125	1,356	2,588	5,370	1,111	3,720	—	190,149	204,419
Consumer construction	—	—	—	—	—	14	—	12,670	12,684
Consumer	—	—	—	29	6	75	—	18,137	18,247

Total loans	$17,445	$31,606	$212,141	$295,740	$16,417	$10,508	$—	$224,292	$808,149

Below is a breakdown of loans by risk category as of December 31, 2016 (dollars in thousands):

				(4)
	(1)	(2)	(3)	Acceptable/	(5)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable Watch	Special Mention	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,021	$23,940	$140,618	$216,518	$	$5,323	$—	$—	$389,420
Commercial, financial and agricultural	10,421	13,434	49,434	67,582		1,777	—	—	142,648
Commercial construction	—	900	3,146	2,660		385	—	4,414	11,505
One-to-four family residential real estate	740	1,373	3,412	9,585		5,493	—	185,342	205,945
Consumer construction	28	—	—	—	—	17	—	12,181	12,226
Consumer	20	—	15	55		103	—	19,920	20,113

Total loans	$14,230	$39,647	$196,625	$296,400	$—	$13,098	$—	$221,857	$781,857

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

				QTD	YTD		QTD	YTD
	Nonaccrual	Nonaccrual	Accrual	Average	Average	Related	Interest Income	Interest Income
	Recorded Balance	Unpaid Balance	Basis	Investment	Investment	Valuation Reserve	on Accrual Basis	on Accrual Basis
September 30, 2017

With no valuation reserve:
Commercial real estate	$697	$698	$1,858	$1,243	$1,331	$—	$29	$180
Commercial, financial and agricultural	7	8	—	29	152	—	—	—
Commercial construction	—	—	—	1,290	—	—	—	—
One to four family residential real estate	1,293	1,293	1,613	—	1,432	—	28	160
Consumer construction	14	14	53	14	14	—	1	3
Consumer	59	59	—	47	44	—	1	2

With a valuation reserve:
Commercial real estate	$680	$680	$—	$586	$426	$247	$—	$—
Commercial, financial and agricultural	201	201	—	169	140	49	—	—
Commercial construction	—	—	—	—	—	—	—	—
One to four family residential real estate	114	115	—	160	178	53	—	—
Consumer construction	—	—	—	—	—	—	—	—
Consumer	—	—	—	—	—	—	—	—

Total:
Commercial real estate	$1,377	$1,378	$1,858	$1,829	$1,757	$247	$29	$180
Commercial, financial and agricultural	208	209	—	198	292	49	—	—
Commercial construction	—	—	—	1,290	—	—	—	—
One to four family residential real estate	1,407	1,408	1,613	160	1,610	53	28	160
Consumer construction	14	14	53	14	14	—	1	3
Consumer	59	59	—	47	44	—	1	2
Total	$3,065	$3,068	$3,524	$3,538	$3,717	$349	$59	$345

	Nonaccrual	Nonaccrual		YTD		YTD
	Recorded	Unpaid	Accrual	Average	Related	Interest Income
	Balance	Balance	Basis	Investment	Valuation Reserve	on Accrual Basis
December 31, 2016

With no valuation reserve:
Commercial real estate	$1,426	$1,891	$3,234	$5,318	$—	$232
Commercial, financial and agricultural	11	11	—	116	—	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,623	2,198	2,792	4,500	—	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	127	—	2

With a valuation reserve:
Commercial real estate	$306	$328	$—	$103	$50	$—
Commercial, financial and agricultural	326	357	—	109	231	—
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	333	333	—	171	94	—
Consumer construction	—	—	—	—	—	—
Consumer	—	—	—	5	5	—

Total:
Commercial real estate	$1,732	$2,219	$3,234	$5,421	$50	$232
Commercial, financial and agricultural	337	368	—	225	231	3
Commercial construction	—	—	—	—	—	—
One to four family residential real estate	1,956	2,531	2,792	4,671	94	196
Consumer construction	17	22	57	36	—	4
Consumer	82	86	4	132	5	2
Total	$4,124	$5,226	$6,087	$10,485	$380	$437

A summary of past due loans at September 30, 2017 and December 31, 2016 is as follows (dollars in thousands):

	September 30,			December 31,
	2017			2016
	30-89 days	90+ days		30-89 days	90+ days
	Past Due	Past Due/		Past Due	Past Due/
	(accruing)	Nonaccrual	Total	(accruing)	Nonaccrual	Total

Commercial real estate	$247	$1,320	$1,567	$942	$1,732	$2,674
Commercial, financial and agricultural	478	265	743	186	337	523
Commercial construction	—	14	14	—	—	—
One to four family residential real estate	1,847	1,408	3,255	2,113	1,956	4,069
Consumer construction	—	—	—	—	17	17
Consumer	86	58	144	133	82	215

Total past due loans	$2,658	$3,065	$5,723	$3,374	$4,124	$7,498

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

The Corporation has, in accordance with generally accepted accounting principles and applicable accounting standard updates, evaluated all loan modifications to determine the fair value impact of the underlying asset.  The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral.

There were no troubled debt restructurings that occurred during the nine months ended September 30, 2017 or September 30, 2016.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016
Loans outstanding, January 1	$9,195	$6,887
New loans	—	—
Net activity on revolving lines of credit	554	1,720
Repayment	(476)	(2,269)

Loans outstanding at end of period	$9,273	$6,338

There were no loans to related parties classified substandard as of September 30, 2017 or September 30, 2016.  In addition to the outstanding balances above, there were unfunded commitments of $1.921 million to related parties at Septemebr 30, 2017.

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

The deposit based intangible is reported net of accumulated amortization at $1.985 million at September 30, 2017.  Amortization expense in the first nine months of 2017 is $.187 million.  Amortization expense for the next five years is expected to be at $.250 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2017, the Corporation had obligations to service approximately $204.087 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.84% and a discount rate of 9.73% for September 30, 2017. In 2016, management decided to no longer regularly retain the servicing on mortgage loans sold.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2017	2016

Balance at beginning of period	$1,573	$1,965
Additions from loans sold with servicing retained	—	—
Acquired MSRs	—	207
Amortization	(411)	(495)

Balance at end of period	$1,162	$1,677
Balance of loan servicing portfolio	$204,087	$233,356
Mortgage servicing rights as % of portfolio	.57%	.72%

Commercial Loans

The Corporation also retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at September 30, 2017 and September 30, 2016 was approximately $39.737 million and $43.2 million, respectively. The Corporation valued these servicing rights at $.117 million as of September 30, 2017 and at $.147 million as of September 30, 2016.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016

Federal Home Loan Bank fixed rate advances	$70,000	$45,000
Correspondent bank line of credit	1,295	750
Correspondent bank term note	19,549	21,199
USDA Rural Development note	553	630

	$91,397	$67,579

The Federal Home Loan Bank borrowings bear a weighted average rate of 2.09% and mature in 2017, 2018, 2019, 2020 and 2021. They are collateralized at September 30, 2017 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately  $73.676 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $11.976 million and $11.993 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.250 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Chicago in effect as of September 30, 2017.

The Corporation currently has one banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note. The line of credit bears interest at a rate of 90-day LIBOR plus 2.75% and has an initial term that expires on April 30, 2018.  LIBOR at September 30, 2017 was 1.33%.  The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $.550 million, which began March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.619 million, and guaranteed by the Corporation.

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

At September 30, 2017, the plan’s assets had a fair value of $2.049 million and the Corporation had a net unfunded liability of $1.138 million.  The accumulated benefit obligation at September 30, 2017 was $3.187 million.  At September 30, 2016, the plan’s assets had a fair value of $2.033 million and the Corporation had a net unfunded liability of $1.147 million.  The accumulated benefit obligation at September 30, 2016 was $3.180 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both September 30, 2017 and December 31, 2016.

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

Date of Award	Units Granted	Market Value at grant date	Vesting Term
March, 2014	52,774	$ 12.95	4 years
March, 2015	37,730	$ 11.15	4 years
May, 2015	3,000	$ 10.77	Immediate
February, 2016	35,733	$ 9.91	4 years
February, 2017	28,427	$ 13.39	4 years

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

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2017	90,417	$11.19
Granted during the period	28,427	13.39
Vested during the period	(31,559)	11.55
Nonvested balance at September 30, 2017	87,285	$11.78

11.INCOME TAXES

The Corporation has reported deferred tax assets of $6.266 million at September 30, 2017. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $7.6 million, and $1.7 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2017 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation

will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately  $2.681 million for the nine months ended September 30, 2017 and $1.481 million for the nine months ended September 30, 2016.

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

The following table presents information for financial instruments at September 30, 2017 and December 31, 2016 (dollars in thousands):

		September 30, 2017		December 31, 2016
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$57,682	57,682	$46,755	$46,755
Interest-bearing deposits	Level 2	13,374	13,374	14,047	14,047
Securities available for sale	Level 2	84,509	84,509	84,623	84,623
Securities available for sale	Level 3	500	500	1,650	1,650
Federal Home Loan Bank stock	Level 2	3,250	3,250	2,911	2,911
Net loans	Level 3	803,019	800,352	776,837	778,377
Accrued interest receivable	Level 3	2,224	2,224	2,016	2,016

Total financial assets		$964,558	$961,891	$928,839	$930,379

Financial liabilities:
Deposits	Level 2	$835,203	811,066	$823,512	$815,960
Borrowings	Level 2	91,397	91,697	67,579	68,293
Accrued interest payable	Level 3	327	327	267	267

Total financial liabilities		$926,927	$903,090	$891,358	$884,520

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2017, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2017 and December 31, 2016 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)	September 30, 2017	September 30, 2017
Assets

Corporate	$24,559	$—	$24,559	$—	$—	$—
Equity	500	—	—	500	—	—
US Agencies	22,543	—	22,543	—	—	—
US Agencies - MBS	13,763	—	13,763	—	38	38
Obligations of state and political subdivisions	23,644	—	23,644	—	—	—
	$85,009				$38	$38

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Corporate	$19,910	$—	$19,910	$—	$—
Equity	500	—	—	500	—
US Agencies	23,952	—	23,952	—	—
US Agencies - MBS	16,833	—	15,683	1,150	—
Obligations of state and political subdivisions	25,078	—	25,078	—	—
	$86,273				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2017, or December 31, 2016 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2017

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2017	(Level 1)	(Level 2)	(Level 3)	September 30, 2017	September 30, 2017
Assets

Impaired loans	$6,589	$—	$—	$6,589	$209	$361
Other real estate owned	4,413	—	—	4,413	43	298
					$252	659

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Impaired loans	$9,856	$—	$—	$9,856	$643
Other real estate held for sale	4,782	—	—	4,782	202
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of September 30, 2017, $25,000 of the total authorization was available for future purchases.

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

	September 30,	December 31,
	2017	2016
Commitments to extend credit:
Variable rate	$84,786	$59,496
Fixed rate	36,572	28,737
Standby letters of credit - Variable rate	8,193	8,252
Credit card commitments - Fixed rate	5,837	5,533

	$135,388	$102,018

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

Legal Proceedings and Contingencies

In the normal course of business, the Corporation is involved in various legal proceedings.  For an expanded discussion on the Corporation’s legal proceedings, see Part II, Item 1, “Legal Proceedings” in this report.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2017 represents $116.526 million, or  20.56%, compared to  $121.861 million, or 22.42%, of the commercial loan portfolio on December 31, 2016.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gaming, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

•	Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

•	As a community banking organization, the Corporation’s success depends upon local and regional economic conditions and the Corporation has different lending risks than larger banks.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our acquisitions of The First National Bank of Eagle River and Niagara Bancorporation, Inc.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2017, net deferred tax assets were approximately $7.139 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

MACKINAC FINANCIAL CORPORATION

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion covers results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  It should be noted that there may be non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the Corporation.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2016.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2017 net income of $2.093 million, or $.33 per share, compared to net income of $1.778 million, or $.29 per share for the third quarter of 2016. Net income for the first nine moths of 2017 totaled $5.499 million, or $.88 per share, compared to $2.785 million, or $.45 per share, for the same period in 2016.

Weighted average shares outstanding for the nine month period in 2017 totaled 6,286,722, compared to 6,226,900  shares in the same period of 2016.

The net interest margin for the third quarter of 2017 was $9.789 million, or 4.23%, compared to $8.696 million, or 4.18%, in the third quarter of 2016. The nine month net interest margin for 2017 was $28.274 million, or 4.21%, compared to $23.980 million, or 4.21%, for the same period in 2016.

Total assets of the Corporation at September 30, 2017 were $1.015 billion, up by $31.550 million, or 3.21%, from the $983.520 million in total assets reported at year-end 2016.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $10.927 million during the nine months of 2017, compared to 2016 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $1.264 million from December 31, 2016 to September 30, 2017, with the balance on September 30, 2017 totaling $85.009 million.  Investment securities are increased or decreased as appropriate in an effort to manage interest rate risk and liquidity.  As of September 30, 2017, investment securities with an estimated fair value of $14.038 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first nine months of 2017, loan balances increased by $26.292 million from December 31, 2016 balances of $781.857 million.  During the first nine months of 2017, the Bank had total loan production of $211.751 million, which included $48.819 million of secondary market loan production.  The increase in loan production, however, was offset by loan amortization and pay-offs of $134.090 million.

Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with a diligent loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio.  Management intends to continue to pursue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing. The Corporation is highly competitive in structuring loans to meet borrowing needs and satisfy strong underwriting requirements.

Following is a summary of the loan portfolio at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of
	2017	Total	2016	Total

Commercial real estate	$409,269	50.65%	$389,420	49.81%
Commercial, financial, and agricultural	154,638	19.13	142,648	18.24
One to four family residential real estate	204,419	25.29	205,945	26.35
Consumer construction	12,684	1.57	12,226	1.56
Commercial construction	8,892	1.10	11,505	1.47
Consumer	18,247	2.26	20,113	2.57
Total loans	$808,149	100.00%	$781,857	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30, 2017			December 31, 2016
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	116,526	20.56%	140.99%	121,861	22.42%	155.02%
Hospitality and tourism	74,500	13.14	90.14	68,025	12.51	86.54
Lessors of residential buildings	31,985	5.64	38.70	27,590	5.08	35.10
Gasoline stations and convenience stores	20,210	3.57	24.45	20,509	3.77	26.09
Logging	16,363	2.89	19.80	19,903	3.66	25.32
Commercial construction	8,892	1.57	10.76	11,505	2.12	14.64
Other	298,260	52.63	360.88	274,180	50.44	348.79
Total Commercial Loans	$566,736	100.00%		$543,573	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of September 30, 2017.  The current concentration of real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain types of lending where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2017, our residential loan portfolio totaled $217.103 million, or 26.86%, of our total outstanding loans.

Due to the seasonal nature of many of the Corporation’s commercial loan customers, our loan payment terms provide flexibility by structuring payments to coincide with our customers’ business cycles.  The lending staff evaluates the collectability of past due loans based on documented collateral values and payment history.  The Corporation discontinues the accrual of interest on loans when, in the opinion of management, there is an indication that the borrower may be unable to meet the payments as they become due.  Upon such discontinuance, all unpaid accrued interest is reversed.  Loans are returned to accrual status when all principal and interest amounts contractually due are brought current and future payments are reasonably assured.

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2017	2016

Nonperforming Assets:
Nonaccrual loans	$2,964	$3,959
Loans past due 90 days or more	—	—
Restructured loans	101	165
Total nonperforming loans	3,065	4,124
Other real estate owned	4,413	4,782
Total nonperforming assets	$7,478	$8,906
Nonperforming loans as a % of loans	0.38%	0.53%
Nonperforming assets as a % of assets	0.74%	0.91%
Reserve for Loan Losses:
At period end	$5,130	$5,020
As a % of outstanding loans	.63%	.64%
As a % of nonperforming loans	167.37%	121.73%
As a % of nonaccrual loans	173.08%	126.80%
Texas Ratio	9.34%	11.76%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	September 30, 2017	December 31, 2016

Total loans, at period end	$808,149	781,857
Average loans for the period	$791,227	$703,047

	For the Period Ended
	Nine Months Ended	Twelve Months Ended
	September 30, 2017	December 31, 2016

Net charge-offs during the period	$290	584
Net charge-offs to average loans, annualized	.05%	.08%

Management seeks to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2016 independent review provided findings similar to management with respect to credit quality.  In 2017, the Corporation has continued to utilize a consultant for loan review.

As of September 30, 2017, the allowance for loan losses represented .63% of total loans.  At September 30, 2017, the allowance included specific reserves in the amount of $.976 million, as compared to specific reserves of $.958 million at December 31, 2016.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2017	December 31, 2016

Balance at beginning of period	$4,782	$2,324
Other real estate acquired, net of purchase accounting	—	1,205
Other real estate transferred from loans due to foreclosure	2,120	3,292
Proceeds from sale of other real estate	(2,012)	(1,640)
Transfer to premise and equipment	—	(197)
Writedowns on other real estate held for sale	(449)	(212)
Gain (loss) on other real estate held for sale	(28)	10

Balance at end of period	$4,413	$4,782

During the first nine months of 2017, the Corporation received real estate in lieu of loan payments of $2.120 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first nine months of 2017.  Total deposits increased by $11.691 million, or 1.42%, in the first nine months of 2017.  The increase in deposits for the first nine months of 2017 is composed of a decrease in core deposits of $6.886 million and an increase in noncore deposits of $18.577 million.  The decrease in core deposits is largely a result of seasonality inherent in our overall deposit portfolio, as well as the decision to exit one large high-cost deposit relationship.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing, which will remain important as we move through this rate cycle to protect our margin.  This focus on deposits has become especially important with changing client banking habits and demographics, as well as customer desire for more electronic and mobile based banking products and services.  It is the intent of management to focus on growing core deposit levels, as the comparatively inexpensive deposits, inrelation to wholesale deposit sources, will continue to prove valuable as rates continue to increase.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,
	2017	% of Total	2016	% of Total

Noninterest bearing	$162,142	19.41%	$164,179	19.94%
NOW, money market, checking	275,854	33.03	286,622	34.80
Savings	61,832	7.40	58,315	7.08
Certificates of Deposit <$250,000	144,031	17.25	141,629	17.20
Total core deposits	643,859	77.09	650,745	79.02

Certificates of Deposit >$250,000	9,126	1.09	8,489	1.03
Brokered CDs	182,218	21.82	164,278	19.95
Total non-core deposits	191,344	22.91	172,767	20.98

Total deposits	$835,203	100.00%	$823,512	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2017, this source of funding totaled $70 million and the Corporation secured this funding by pledging loans and investments.  The $70 million of FHLB borrowings have a weighted average maturity of 1.04 years and a weighted average interest rate of 2.09% at September 30, 2017.  The FHLB balances at September 30, 2017 reflect an additional $25 million of balances obtained during the second quarter. The additional balances were garnered as part of a strategy to secure longer-term funding to help support new fixed rate commercial lending originations and lock in margin given the outlook for continued rising interest rates.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.533 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note. The line of credit bears interest at a rate of LIBOR plus 2.75% and has an initial term that expires on April 30, 2018.  LIBOR was 1.33% at September 30, 2017.  The term note had a balance of $19.549 million at September 30, 2017 and bears the same interest as the line of credit. The term note matures on April 30, 2019 and requires quarterly principal payments of $.550 million which began in March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $4.040 million from December 31, 2016 to September 30, 2017.  Contributing to the increase in shareholders’ equity was net income of $5.499 million, offset by a reduction for cash dividends on common stock of $2.266 million,  an increase due to stock compensation of $.298 million, and an increase in the market value of securities of $.509 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income of $5.499 million, or $.88 per share, in the first nine months of 2017, compared to $2.785 million, or $.45 per share, for the first nine months of 2016.

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

Net interest margin on a fully taxable equivalent basis amounted to $28.428 million, 4.23% of average earning assets, in the nine months of 2017, compared to $24.049 million, and 4.23% of average earning assets, in the first nine months of 2016.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2017-2016
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2017	2016	(Decrease)	2017	2016	2017	2016	Variance	Variance	Variance	Variance

Loans (1,2,3)	$803,825	$734,702	$69,123	5.34%	5.13%	$10,831	$9,470	$1,361	$893	$404	$64
Taxable securities	69,003	59,881	9,122	2.30	2.57	400	387	13	59	(41)	(5)
Nontaxable securities (2)	13,825	16,927	(3,102)	2.07	2.02	109	86	23	(16)	47	(8)
Federal funds sold	14,843	12,358	2,485	1.07	0.23	40	7	33	1	26	6
Other interest-earning assets	17,313	11,043	6,270	4.38	3.03	191	84	107	48	38	21
Total earning assets	918,809	834,911	83,898	4.98	4.78	11,571	10,034	1,537	985	474	78
Reserve for loan losses	(5,014)	(4,855)	(159)
Cash and due from banks	55,207	52,367	2,840
Fixed Assets	16,688	15,185	1,503
Other Real Estate	3,687	3,480	207
Other assets	31,775	29,265	2,510
Total assets	$1,021,152	$930,353	$90,799

NOW and money market deposits	$202,779	$215,372	$(12,593)	.35	.33	$181	$180	$1	$(11)	$11	$—
Interest checking	67,998	59,443	8,555.15		.15	25	23	2	3	(1)	—
Savings deposits	61,536	53,338	8,198.07		.09	11	12	(1)	2	(2)	—
Certificates of deposit	154,260	144,466	9,794.94		0.84	367	306	61	21	36	4
Brokered deposits	191,710	149,839	41,871	1.19	.93	573	349	224	98	99	27
Borrowings	92,004	69,308	22,696	2.49	2.03	577	354	223	116	80	27
Total interest-bearing liabilities	770,287	691,766	78,521.89		.70	1,734	1,224	510	229	223	58
Demand deposits	163,416	157,808	5,608
Other liabilities	5,287	2,752	2,535
Shareholders’ equity	82,162	78,027	4,135
Total liabilities and shareholders’ equity	$1,021,152	$930,353	$90,799
Rate spread				4.08%	4.08%
Net interest margin/revenue				4.23%	4.20%	$9,837	$8,810	$1,027	$756	$251	$20

	Nine Months Ended
								2017-2016
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2017	2016	(Decrease)	2017	2016	2017	2016	Variance	Variance	Variance	Variance

Loans (1,2,3)	$791,227	$680,137	$111,090	5.25%	5.13%	$31,127	$26,128	$4,999	$4,263	$653	$83
Taxable securities	69,450	54,014	15,436	2.30	2.36	1,195	954	241	272	(24)	(7)
Nontaxable securities (2)	14,559	12,863	1,696	2.08	1.80	342	173	169	23	129	17
Federal funds sold	6,289	4576	1,713.98		0.26	46	9	37	3	24	10
Other interest-earning assets	16,974	8,598	8,376	3.38	3.15	429	203	226	198	14	14
Total earning assets	898,499	760,188	138,311	4.91	4.83	33,139	27,467	5,672	4,759	796	117
Reserve for loan losses	(5,066)	(5,015)	(51)
Cash and due from banks	48,579	36,529	12,050
Fixed Assets	16,381	13,935	2,446
Other Real Estate	4,138	3,371	767
Other assets	32,911	25,370	7,541
Total assets	$995,442	$834,378	$161,064

NOW and money market deposits	$207,951	$189,765	$18,186.34		.33	$526	$462	$64	$44	$19	$1
Interest checking	67,266	52,063	15,203.15		.16	74	62	12	18	(5)	(1)
Savings deposits	60,093	43,467	16,626.07		.10	31	32	(1)	11	(10)	(2)
Certificates of deposit	150,897	135,162	15,735.89		0.90	1,003	914	89	107	(15)	(3)
Brokered deposits	186,357	130,280	56,077	1.10	.96	1,536	940	596	404	135	57
Borrowings	80,120	65,505	14,615	2.57	2.06	1,541	1008	533	225	253	55
Total interest-bearing liabilities	752,684	616,242	136,442.84		.74	4,711	3,418	1,293	809	377	107
Demand deposits	156,624	137,395	19,229
Other liabilities	5,301	2,477	2,824
Shareholders’ equity	80,833	78,264	2,569
Total liabilities and shareholders’ equity	$995,442	$834,378	$161,064
Rate spread				4.07%	4.09%
Net interest margin/revenue				4.23%	4.23%	$28,428	$24,049	$4,379	$3,950	$419	$10

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes fees.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2017, the Corporation recorded a loan loss provision of $400,000, compared to $350,000 in the first nine months of 2016.  There were net charge-offs of $.290 million in the first nine months of 2017, compared to net charge-offs of $.492 million for the same period in 2016.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $2.724 million in the first nine months of 2017, compared to $3.012 million in the same period in 2016.  The decrease year over year was largely a result of decreased secondary market and SBA fees.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2017	2016	Dollars	Percent	2017	2016	Dollars	Percent

Deposit service fees	$262	$259	$3	1.16%	$803	$723	$80	11.07%
Income from loans sold in the secondary market	434	512	(78)	(15.23)	1,048	1,118	(70)	(6.26)
SBA/USDA loan sale gains	278	551	(273)	N/A	426	717	(291)	(40.59)
Net mortgage servicing (amortization) income	(6)	(12)	6	(50.00)	(24)	(74)	50	(67.57)
Net realized security gains	38	40	(2)	N/A	38	149	(111)	(74.50)
Other noninterest income	147	139	8	5.76	433	379	54	14.25

Total other income	$1,153	$1,489	$(336)	-22.57%	$2,724	$3,012	$(288)	-9.56%

Other Expense

For the first nine months of 2017, the Corporation recorded other expenses of $22.419 million, compared to $22.376 million in 2016, an increase of $.043 million.  The increase in other expesnes is a result of the larger operating platform of the Corporation stemming from the acquisitions in 2016.  The increase in salaries and benefits and other customary operating expenses are necessary to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and nine months ended September 30, 2017 and 2016 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2017	2016	Dollars	Percentage	2017	2016	Dollars	Percentage

Salaries and employee benefits	$3,934	$3,687	$247	6.70%	$11,388	$10,592	$796	7.52%
Occupancy	761	680	81	11.91	2,322	1,960	362	18.47
Furniture and equipment	616	440	176	40.00	1,640	1,248	392	31.41
Data processing	533	440	93	21.14	1,482	1,118	364	32.56
Advertising	227	157	70	44.59	524	494	30	6.07
Professional service fees	323	309	14	4.53	1,049	807	242	29.99
Loan origination expenses and deposit and card related fees	181	152	29	19.08	515	434	81	18.66
Writedowns and losses on other real estate held for sale	43	60	(17)	(28.33)	298	62	236	380.65
FDIC insurance assessment	210	131	79	60.31	556	356	200	56.18
Telephone	154	140	14	10.00	445	374	71	18.98
Transaction related expenses	—	359	(359)	N/A	—	2,928	(2,928)	N/A
Other	742	730	12	1.64	2,199	2,003	196	9.79
Total other expense	$7,724	$7,285	$439	6.03%	$22,418	$22,376	$42	0.19%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the nine months ended September 30, 2017 of $2.681 million, compared to $1.481 million a year earlier.

The Corporation has reported deferred tax assets of $6.266 million at September 30, 2017.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $7.6 million and $1.7 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2017 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

LIQUIDITY

Liquidity is defined as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and make payments on existing borrowing commitments.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available for sale investment portfolio, FHLB borrowings and brokered deposits.  As a final source of liquidity, the Bank can exercise existing credit arrangements.

Current balance sheet liquidity consists of $57.682 million in cash and cash equivalents and $70.971 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first nine months of 2017, the Corporation increased cash and cash equivalents by $10.927 million.  A large portion of this increase, $25 million, is attributable to the increase in FHLB borrowings, which management implemented to lock in a longer term source of funding, given the increasing rate environment.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first nine months of 2017, the Bank paid dividends to the Corporation of $4.700 million. Bank capital after the payment of this dividend remained strong and above the “well capitalized” level for regulatory purposes. The Corporation also has a line of credit with a correspondent bank with current availability of $5.000 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At September 30, 2017, the Bank’s core deposits in relation to total funding were 71.18% compared to 72.54% at December 31, 2016.  These ratios indicate that at September 30, 2017, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2017, the Bank had $63 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of September 30, 2017, the Corporation is adequately capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of September 30, 2017 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$73,902	9.1%	>	$64,938	>	8.0%	>	$81,173	>	10.0%
mBank	$94,544	11.7%	>	$64,910	>	8.0%	>	$81,137	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$68,772	8.5%	>	$48,704	>	6.0%	>	$64,938	>	8.0%
mBank	$89,455	11.0%	>	$48,682	>	6.0%	>	$64,910	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$68,772	8.5%	>	$36,528	>	4.5%	>	$52,762	>	6.5%
mBank	$89,455	11.0%	>	$36,512	>	4.5%	>	$52,739	>	6.5%

Tier 1 capital to average assets:
Consolidated	$68,772	6.8%	>	$40,324	>	4.0%	>	$50,406	>	5.0%
mBank	$89,455	8.9%	>	$40,301	>	4.0%	>	$50,376	>	5.0%

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

As of September 30, 2017, the Corporation had established interest rate floors on approximately $143.289 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $74.033 million of the “floor rate” loan balances will reprice with a 25 basis point increase on the prime rate, with another $52.010 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $85.009 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of September 30, 2017.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. The balance of fed funds sold at September 30, 2017 was $5.006 million. These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at September 30, 2017 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$292,921	182,838	324,059	8,331	$808,149
Securities	3,420	12,901	47,128	21,560	85,009
Other (1)	12,241	3,952	5,190	247	21,630

Total interest-earning assets	308,582	199,691	376,377	30,138	914,788

Interest-bearing obligations:
NOW, money market, savings and interest checking	337,686	—	—	—	337,686
Time deposits	19,309	67,264	64,375	2,209	153,157
Brokered CDs	31,742	136,938	13,538	—	182,218
Borrowings and fed funds purchased	11,845	11,727	67,663	162	91,397

Total interest-bearing obligations	400,582	215,929	145,576	2,371	764,458

Gap	$(92,000)	$(16,238)	$230,801	$27,767	$150,330

Cumulative gap	$(92,000)	$(108,238)	$122,563	$150,330

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at September 30, 2017, the Corporation had a cumulative liability sensitivity gap position of $92.000 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2016, the Corporation had a cumulative liability sensitivity gap position of $115.670 million within the one-year time frame.

The borrowings in the gap analysis include $70.000 million of FHLB advances that have a weighted average maturity of 1.04 years and a weighted average rate of 2.09%.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation has decided to curtail its foreign exchange services for customer, however, management believes the exposure to short-term foreign exchange risk is minimal.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2017, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of September 30, 2017 there remains $25,335 to be utilized under the current authorizations. As presented below, there were no purchases during the third quarter of 2017.

Issuer purchase of Equity Securities

			Total number of
			shares purchased	Maximum
			as part of a	dollars
			publically	yet to
	Total number of	Average price	announced	be used for
Period of purchases	shares purchased	paid per share	plan or program	stock purchases

July 1, 2017 to July 31, 2017	—	$—	—	$25,335
August 1, 2017 to August 31, 2017	—	$—	—	25,335
September 1, 2017 to September 30, 2017	—	$—	—	25,335

Total Third Quarter 2017	—	$—	—

Item 6.  Exhibits and Reports on Form 8-K

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2017	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)