Form 10-K
period 2017-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2018-03-15
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐
		(Do not check if a smaller	Smaller reporting company ☒
		Reporting company)	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐   No ☒

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $13.99 as of June 30, 2017, was $56.785 million.  As of March 12, 2018, there were outstanding, 6,310,564 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the 2018 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.Business

Mackinac Financial Corporation (the “Corporation”) was incorporated under the laws of the state of Michigan on December 16, 1974.  The Corporation changed its name from “First Manistique Corporation” to “North Country Financial Corporation” on April 14, 1998.  On December 16, 2004, the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation.  The Corporation is headquartered and located in Manistique, Michigan.  The mailing address of the Corporation is P.O. Box 369, 130 South Cedar Street, Manistique, Michigan 49854.

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

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”).  The Bank currently has 12 branch offices located in the Upper Peninsula of Michigan, 4 branch offices located in Michigan’s Lower Peninsula, one branch in Southeast Michigan, and 6 branches in Wisconsin.  The Bank maintains offices in the Michigan counties of: Chippewa, Grand Traverse, Luce, Manistee, Marquette, Menominee, Oakland, Otsego, and Schoolcraft.  The Bank maintains offices in the Wisconsin counties of: Florence, Marinette, Oneida and Vilas.  The Bank provides drive-in convenience at 19 branch locations and has 26 automated teller machines.  The Bank has no foreign offices.

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

Competition

Banking is a highly competitive business.  The Bank competes for loans and deposits with other banks, savings and loan associations, credit unions, mortgage bankers, and investment firms in the scope and type of services offered, pricing of loans, interest rates paid on deposits, and number and location of branches, among other things.  The Bank also faces competition for investors’ funds from mutual funds, marketable equity securities, and corporate and government securities.

The Bank competes for loans principally through interest rates and loan fees, the range and quality of the services it provides and the locations of its branches.  In addition, the Bank actively solicits deposit-related clients and competes for deposits by offering depositors a variety of savings accounts, checking accounts, and other services.

Employees

As of December 31, 2017, the Corporation and its subsidiaries employed, in the aggregate, 221 employees.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan.  None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan and Northeastern Wisconsin.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within real estate — operators of nonresidential buildings industry.  This concentration represented $119.025 million, or 20.77%, of the commercial loan portfolio at December 31, 2017.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gas stations and convenience stores, forestry, restaurants, farming, fishing, and many other activities important to growth in the regions we service.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

On January 16, 2018, the Corporation executed a merger agreement with First Federal of Northern Michigan Bancorp, Inc. in Alpena, Michigan (“FFNM”), the consummation of which requires regulatory and shareholder approval.  As of December 31, 2017,  FFNM had approximately $320 million in assets and $283 million in deposits, primarily core in nature. The Corporation expects to consummate the merger in the second quarter of 2018.

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

The Bank is a member of the FHLB of Indianapolis (“FHLB”).  The FHLB provides an additional source of liquidity and long-term funds.  Membership in the FHLB has provided access to attractive rate advances, as well as advantageous lending programs.  The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $64.0 million at December 31, 2017, with additional amounts available if collateralized.

As of December 31, 2017, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7 below, for details on the Corporation’s foreign account activity.

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

Basel III

On July 2, 2013, the Federal Reserve and OCC approved a final rule to establish a new comprehensive regulatory capital framework for all US banking organizations, with an effective date of January 1, 2015.  The Regulatory Capital Framework (“Basel III”) implements several changes to the US regulatory capital framework required by the Dodd-Frank Act.  The new US capital framework imposed higher minimum capital requirements, additional capital buffers above those minimum requirements, a more restrictive definition of capital, and higher risk weights for various enumerated classifications of assets, the combined impact of which effectively results in substantially more demanding capital standards for US banking organizations.

The Basel III final rule established a common equity Tier 1 capital (“CET1”) requirement, a Tier 1 capital requirement of 6.0% and an 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements became effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel III final rule required that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increased the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively.  Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer is phased in over a 5-year period, beginning January 1, 2016.

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

II.Investment Portfolio

A.Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2017	2016	2015
US Treasuries	$—	$—	$—
Corporate	24,391	19,910	12,646
Equity	500	500	—
US Agencies	16,846	23,952	27,377
US Agencies - MBS	12,716	16,833	3,759
State and political subdivisions	21,444	25,078	9,946
Total	$75,897	$86,273	$53,728

B.Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2017 (fully taxable equivalent, dollars in thousands):

	In one	After one,	After five,			Weighted
	year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)
US Treasuries	$—	$—	$—	$—	$—	—
US Agencies	2,299	14,547	—	—	16,846	1.81%
US Agencies - MBS	2,342	1,219	2,968	6,187	12,716	2.22%
Corporate	5,250	17,626	1,515	—	24,391	2.73%
Equity	—	—	—	500	500	4.61%
State and political subdivisions	1,713	8,492	9,469	1,770	21,444	3.35%

Total	$11,604	$41,884	$13,952	$8,457	$75,897

Weighted average yield (1)	1.97%	2.29%	3.81%	4.07%	2.63%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 21% tax rate.

III.Loan Portfolio

A.Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2017	2016	2015	2014	2013
Commercial real estate	$406,742	$389,420	$312,805	$315,387	$268,809
Commercial, financial and agricultural	156,951	142,648	122,140	101,895	79,655
One to four family residential real estate	209,890	205,945	140,502	139,553	103,768
Construction	20,061	23,731	27,100	25,715	17,799
Consumer	17,434	20,113	15,847	18,385	13,801

Total	$811,078	$781,857	$618,394	$600,935	$483,832

B.Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2017, based on scheduled principal repayments (dollars in thousands):

		Commercial,
		Financial,	1-4 Family
	Commercial	and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$24,191	$46,614	$761	$22	$661	$72,249
Fixed interest rates	37,068	8,849	6,813	1,994	10,550	65,274

After one year but within five years:
Variable interest rates	26,377	8,921	144,805	1,317	3,841	185,261
Fixed interest rates	28,122	16,795	24,023	2,331	166	71,437

After five years:
Variable interest rates	78,147	23,424	2,981	42	1,638	106,232
Fixed interest rates	212,837	52,348	30,507	11,728	3,205	310,625

Total	$406,742	$156,951	$209,890	$17,434	$20,061	$811,078

C.Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2017	2016	2015	2014	2013

Nonaccrual loans	$2,388	$3,959	$2,353	$3,939	$1,406

Interest income recorded during period for nonaccrual loans	—	437	795	—	—

Accruing loans past due 90 days or more	—	—	32	—	—

Restructured loans on nonaccrual not included above	180	165	154	3,105	614

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

The following table presents information relative to the allowance for loan losses for the years ended December 31, (dollars in thousands):

	2017	2016	2015	2014	2013

Balance of allowance for loan losses at beginning of period	$5,020	$5,004	$5,140	$4,661	$5,218

Loans charged off:
Commercial	419	477	1,801	682	2,171
One to four family residential real estate	155	133	142	290	141
Consumer	229	113	87	74	120
Total loans charged off	803	723	2,030	1,046	2,432

Recoveries of loans previously charged off:
Commercial	119	102	662	259	150
One to four family residential real estate	67	5	2	22	26
Consumer	51	32	26	44	24
Total recoveries	237	139	690	325	200

Net loans charged off	566	584	1,340	721	2,232
Provisions charged to expense	625	600	1,204	1,200	1,675

Balance at end of period	$5,079	$5,020	$5,004	$5,140	$4,661

Average loans outstanding	795,532	703,047	602,904	509,749	462,500

Ratio of net charge-offs to average loans	.07%	.08%	.22%	.14%	.48%

B.Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2017		2016		2015		2014		2013
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$1,650	50.15%	$1,345	49.81%	$1,611	50.58%	$2,813	52.48%	$1,849	55.56%

Commercial, financial, and agricultural	576	19.35	614	18.25	645	19.75	1,539	16.96	1,378	16.46

Commercial construction	54	1.14	57	1.47	79	2.48	142	2.71	80	2.25

1-4 family residential real estate	160	25.88	296	26.34	274	22.72	285	23.22	516	21.45

Consumer construction	6	1.33	6	1.56	7	1.91	6	1.57	25	1.43

Consumer	10	2.15	90	2.57	64	2.56	13	3.06	148	2.85

Unallocated general reserves	2,623	—	2,612	—	2,324	—	342	—	665	—

Total	$5,079	100.00%	$5,020	100.00%	$5,004	100.00%	$5,140	100.00%	$4,661	100.00%

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

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations.  Of the 23 branch locations, 16 are owned and 7 are leased.  The Corporation has additional office space to house administrative operational support.  Below is a comprehensive listing of our branch locations:

Aurora	W563 County Road N	Aurora, WI	Owned
Birmingham	260 E. Brown Street, Suite 300	Birmingham, MI	Leased
Eagle River	400 E. Wall Street	Eagle River, WI	Owned
Escanaba	2224 N. Lincoln Road	Escanaba, MI	Owned
Florence	845 Central Ave	Florence, WI	Owned
Gaylord	1955 S. Otsego Avenue	Gaylord, MI	Owned
Ishpeming - Downtown	100 S. Main Street	Ishpeming, MI	Owned
Ishpeming - Jubilee	900 US 41 West	Ishpeming, MI	Leased
Ishpeming - West	US West & 170 N. Daisy Street	Ishpeming, MI	Owned
Kaleva	14429 Wuoksi Avenue	Kaleva, MI	Owned
Manistique	130 South Cedar Street	Manistique, MI	Owned
Manistique - Jack’s	735 E. Lakeshore Drive	Manistique, MI	Leased
Marquette	857 W. Washington Street	Marquette, MI	Leased
Marquette - McClellan	175 S. McClellan Avenue	Marquette, MI	Owned
Negaunee	440 US 41 East	Negaunee, MI	Leased
Newberry	414 Newberry Avenue	Newberry, MI	Owned
Niagara	900 Roosevelt Road	Niagara, WI	Owned
Sault Ste. Marie	138 Ridge Street	Sault Ste. Marie, MI	Owned
Stephenson	S216 Menominee Street	Stephenson, MI	Owned
St. Germain	240 HWY 70 East	St. Germain, WI	Owned
Three Lakes	1811 Superior Street	Three Lakes, WI	Owned
Traverse City- Cass St	309 Cass Street	Traverse City, MI	Leased
Traverse City	3530 North Country Drive	Traverse City, MI	Owned

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC.  The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2016 through December 31, 2017, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2017
High	$13.88	$13.99	$15.52	$16.10
Low	13.63	13.92	15.01	15.89
Close	13.72	13.99	15.38	15.90
Dividends declared per share	0.120	0.120	0.120	0.120
Book value	12.71	12.92	13.13	12.93

2016
High	$11.69	$11.97	$11.98	$14.07
Low	9.90	10.00	10.64	11.00
Close	10.25	11.01	11.49	13.47
Dividends declared per share	0.100	0.100	0.100	0.100

The Corporation had approximately 1600 shareholders of record as of March 8, 2018.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation, out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  In 2017, the Bank paid dividends to the Corporation totaling $7.0 million.

Issuer Purchases of Equity Securities

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  Shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013, and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date.  The Corporation purchased 14,000 shares for $.150 million in 2016, 102,455 shares for $1.122 million in 2015, 13,700 shares of its common stock for $.143 million in 2014, and $.509 million in 2013.  There were no repurchases made during 2017.  As of December 31, 2017 the Corporation had $25,000 remaining of the previously authorized buyback amount.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2017. The following information is based on an investment of $100, on December 31, 2012 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2017	2016	2015	2014	2013
SELECTED FINANCIAL CONDITION DATA:
Total assets	$985,367	$983,520	$739,269	$743,785	$572,800
Loans	811,078	781,857	618,394	600,935	483,832
Securities	75,897	86,273	53,728	65,832	44,388
Deposits	817,998	823,512	610,323	606,973	466,299
Borrowings	79,552	67,579	45,754	49,846	37,852
Common shareholders’ equity	81,400	78,609	76,602	73,996	65,249
Total shareholders’ equity	81,400	78,609	76,602	73,996	65,249

SELECTED OPERATIONS DATA:
Interest income	$44,376	$37,983	$33,513	$27,669	$25,523
Interest expense	6,438	4,885	4,393	4,142	4,124
Net interest income	37,938	33,098	29,120	23,527	21,399
Provision for loan losses	625	600	1,204	1,200	1,675
Net security gains	231	150	455	54	73
Other income	3,810	4,003	3,434	3,058	3,865
Other expenses	(30,336)	(29,885)	(23,876)	(22,610)	(18,128)
Income before income taxes	11,018	6,766	7,929	2,829	5,534
Provision (credit) for income taxes	5,539	2,283	2,333	1,129	(403)
Net income	5,479	4,483	5,596	1,700	5,937
Preferred dividend and accretion of discount	—	—	—	—	308
Net income available to common shareholders	$5,479	$4,483	$5,596	$1,700	$5,629

PER SHARE DATA:
Earnings — Basic	$0.87	$0.72	$0.90	$0.30	$1.01
Earnings — Diluted	0.87	0.72	0.89	0.30	1.00
Cash dividends declared	0.48	0.40	0.35	0.225	0.17
Book value	12.93	12.55	12.32	11.81	11.77
Tangible book value	11.72	11.29	11.54	11.01	11.77
Market value - closing price at year end	15.90	13.47	11.49	11.85	9.90

FINANCIAL RATIOS:
Return on average common equity	6.74%	5.73%	7.41%	2.57%	9.07%
Return on average total equity	6.74	5.73	7.41	2.57	8.26
Return on average assets	0.55	0.52	0.76	0.28	1.01
Dividend payout ratio	55.17	55.56	41.67	75.00	16.83
Average equity to average assets	8.17	9.05	10.23	10.94	12.28
Net interest margin	4.20	4.19	4.30	4.19	4.17

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	.32%	.53%	.41%	.66%	.42%
Nonperforming assets to total assets	0.62	0.91	0.66	0.93	0.58
Allowance for loan losses to total loans	0.64	0.64	0.81	0.86	0.96
Allowance for loan losses to nonperforming loans	197.78	121.73	197.09	130.49	230.29
Net charge-offs to average loans	0.07	0.08	0.22	0.14	0.48
Texas ratio	7.77	11.76	6.34	9.37	5.59

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

•

We may not realize the expected benefits of our recent acquisitions of The First National Bank of Eagle River and the First National Bank of Niagara, or our recently announced proposed merger with First Federal of Northern Michigan.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some valuation allowance is necessary, which requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At December 31, 2017, net deferred tax assets are approximately $4.970 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2017 and 2016 and the results of operations for 2015 through 2017. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2016 and 2017.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

The acquisition of Eagle River in April 2016 added approximately $125 million in assets, $81 million in loan balances and $105 million in deposits to the Corporation.  The acquisition of Niagara added $67 million in assets, $32 million in loan balances and $59 million in deposits.

Dollar amounts in tables are stated in thousands, except for per share data.

EXECUTIVE SUMMARY

The purpose of this section is to provide a brief summary of the 2017 results of operations and financial condition.  A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $5.479 million, or $.87 per share, for the year ended December 31, 2017, compared to $4.483 million, or $.72 per share, in 2016, and net income of $5.596 million, or $.90 per share, for 2015.  The 2017 results include the effects of the $2.025 million non-cash tax related expense related to the revaluation of the Corporations deferred tax asset (“DTA”) as a result of the corporate tax code change announced in December 2017. The 2016 results include costs related to the acquisitions of Eagle River and Niagara in the amount of $3.101 million. The 2015 results include one-time charges related to regulatory audit costs incurred in connection with our approval as an SBA preferred lender and the transfer of our asset based lending subsidiary assets to mBank, which included a prepayment penalty on its line of credit.

Total assets of the Corporation at December 31, 2017, were $985.367 million, an increase of $1.847 million, or 0.19%, from total assets of $983.520 million reported at December 31, 2016.

At December 31, 2017, the Corporation’s total loans stood at $811.078 million, an increase of $29.221 million, or 3.74%, from 2016 year-end balances of $781.857 million.  Total loan production in 2017 amounted to $277.556 million, which included $65.711 million of secondary market mortgage loans sold.  The Corporation also sold $7.689 million of SBA/USDA guaranteed loans.  Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

Nonperforming loans totaled $2.568 million, or .32%, of total loans at December 31, 2017 compared to $4.124 million, or .53% of total loans at December 31, 2016.  Nonperforming assets at December 31, 2017, were $6.126 million, .62% of total assets, compared to $8.906 million or .91% of total assets at December 31, 2016.

Total deposits decreased from $823.512 million at December 31, 2016 to $817.998 million at December 31, 2017, a decrease of 0.67%.  The decrease in deposits in 2017 was comprised of an increase in wholesale deposits of $13.587 million and an decrease in core deposits of $19.101 million.  In 2017, the Corporation utilized wholesale deposits in order to better manage interest rate risk in funding fixed rate loans.

Shareholders’ equity totaled $81.400 million at December 31, 2017, compared to $78.609 million at the end of 2016, an increase of $2.791 million.  This change reflects the net income available to common shareholders of $5.479 million, other comprehensive loss of $64,000, an increase related to stock compensation expense of $.398 million, and dividends declared on common stock of $3.022 million.  The book value per common share at December 31, 2017, amounted to $12.93 compared to $12.55 at the end of 2016.

For a description of our significant accounting policies, see Note 1 to the financial statements included herein.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2017	2016	2015

Taxable-equivalent net interest income	$38,140	$33,244	$29,210
Taxable-equivalent adjustment	(202)	(146)	(90)

Net interest income, per income statement	37,938	33,098	29,120
Provision for loan losses	625	600	1,204
Other income	4,041	4,153	3,889
Other expense	30,336	29,885	23,876

Income before provision for income taxes	11,018	6,766	7,929
Provision for income taxes	5,539	2,283	2,333

Net income	$5,479	$4,483	$5,596

Earnings per common share
Basic	$0.87	$0.72	$0.90
Diluted	$0.87	$0.72	$0.89

Return on average assets	.55%	.52%	.76%
Return on average equity	6.74	5.73	7.41

Summary

The Corporation reported net income available to common shareholders of $5.479 million in 2017, compared to $4.483 million in 2016 and $5.596 million in 2015. The 2017 results include the effects of the $2.025 million non-cash tax related expense related to the revaluation of the Corporation’s DTA as a result of the corporate tax code change announced in December 2017. The 2016 results include costs related to the acquisition of Eagle River and Niagara in the amount of $3.101 million.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources.  Net interest revenue is the Corporation’s principal source of revenue, representing 92% of total revenue in 2017.  The net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $4.896 million from $33.244 million in 2016 to $38.140 million in 2017. There were three 25 basis point rate increases to the federal funds rate in 2017.  The Corporation experienced an increase of 12 basis points in the overall rates on earning assets from 4.83% in 2016 to 4.95% in 2017.  Interest bearing funding sources increased by 10 basis points, from .76% in 2016 to .86% in 2017.  The combination of these effective rate changes resulted in an increase in the taxable equivalent net interest margin from 4.21% in 2016 to 4.23% in 2017.

The following table details sources of net interest income for the three years ended December 31 (dollars in thousands):

	2017	Mix	2016	Mix	2015	Mix
Interest Income
Loans	$41,770	94.13%	$36,078	95.15%	$32,047	95.63%
Funds sold	95	0.21	64	0.03	1	—
Taxable securities	1,606	3.62	1,322	3.48	1,095	3.27
Nontaxable securities	298	0.67	220	0.55	162	0.48
Other interest-earning assets	607	1.37	299	0.79	208	0.62
Total earning assets	44,376	100.00%	37,983	100.00%	33,513	100.00%
Interest Expense
NOW, money markets, checking	817	12.69%	731	14.96%	583	13.27%
Savings	42	0.65	41	0.84	31	0.70
Certificates of deposit	1,403	21.79	1,256	25.71	1,627	37.04
Brokered deposits	2,099	32.60	1,294	26.49	1,010	22.99
Borrowings	2,077	32.26	1,563	32.00	1,142	26.00
Total interest-bearing funds	6,438	100.00%	4,885	100.00%	4,393	100.00%

Net interest income	$37,938		$33,098		$29,120

Average Rates
Earning assets	4.92%		4.81%		4.95%
Interest-bearing funds	0.86		0.76		0.80
Interest rate spread	4.06		4.05		4.15

For purposes of this presentation, non-taxable interest income has not been restated on a tax-equivalent basis.

As shown in the table above, income on loans provides more than 94% of the Corporation’s interest revenue.  The Corporation’s loan portfolio has approximately $363.742 million of variable rate loans that predominantly reprice with changes in the prime rate and $447.336 million of fixed rate loans.  A portion of the variable rate loans, 37%, or $139.623 million, have interest rate floors.  These loans will not reprice until the prime rate increases to the extent necessary to surpass the interest rate floor.  A prime rate increase of 100 basis points or more will reprice $121.977 million of these loans with floors, while the majority of the remainder will reprice with an additional 100 basis point increase in the prime rate.

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

	Year Ended December 31,
	2017			2016			2015
	Average		Average	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$795,532	$41,913	5.27%	$703,047	$36,174	5.15%	$608,938	$32,053	5.26%
Taxable securities	69,589	1,606	2.31	56,058	1,322	2.36	55,057	1,095	1.99
Nontaxable securities (2)	14,412	452	3.14	15,606	333	2.13	3,466	245	7.07
Other interest-earning assets	21,607	607	2.81	14,579	300	2.06	9,255	209	2.26
Total earning assets	901,140	44,578	4.95	789,290	38,129	4.83	676,716	33,602	4.97
Reserve for loan losses	(5,044)			(4,971)			(5,265)
Cash and due from banks	46,779			36,878			25,985
Fixed assets	16,426			14,441			12,704
Other real estate owned	4,092			3,360			2,364
Other assets	32,433			26,575			26,183
	94,686			76,283			61,971

TOTAL AVERAGE ASSETS	$995,826			$865,573			$738,687

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$205,443	$717	0.35%	$195,314	$644	0.33%	$157,781	$489	0.31%
Interest checking	67,647	100	0.15	55,237	87	0.16	51,438	94	0.18
Savings deposits	60,473	42	0.07	47,025	41	0.09	30,020	31	0.10
Certificates of deposit	151,401	1,402	0.93	138,877	1,256	0.90	156,828	1,626	1.04
Brokered deposits	184,043	2,099	1.14	135,303	1,294	0.96	101,789	1,010	0.99
Borrowings	82,830	2,078	2.51	68,361	1,563	2.29	53,896	1,142	2.12
Total interest-bearing liabilities	751,837	6,438	0.86	640,117	4,885	0.76	551,752	4,392.80%
Demand deposits	157,194			144,622			107,958
Other liabilities	5,446			2,534			3,432
Shareholders’ equity	81,349			78,300			75,545
	243,989			225,456			186,935
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS’ EQUITY	$995,826			$865,573			$738,687

Rate spread			4.09			4.07			4.17
Net interest margin/revenue, tax equivalent basis		$38,140	4.23%		$33,244	4.21%		$29,210	4.32%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 34% tax rate.
(3)	Interest income on loans includes loan fees.

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

	Year ended December 31,
	2017 vs. 2016				2016 vs. 2015
	Increase (Decrease)				Increase (Decrease)
	Due to			Total	Due to			Total
			Volume	Increase			Volume	Increase
	Volume	Rate	and Rate	(Decrease)	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$4,759	$866	$114	$5,739	$4,954	$(721)	$(111)	$4,122
Taxable securities	319	(28)	(7)	284	20	203	4	227
Nontaxable securities	(25)	156	(12)	119	858	(171)	(600)	87
Other interest earning assets	176	90	41	307	72	11	8	91
Total interest earning assets	$5,229	$1,084	$136	$6,449	$5,904	$(678)	$(699)	$4,527

Interest bearing obligations:
NOW and money market deposits	$33	$37	$3	$73	$116	$31	$8	$155
Interest checking	20	(6)	(1)	13	7	(13)	(1)	(7)
Savings deposits	12	(9)	(2)	1	18	(5)	(3)	10
Certificates of deposit	113	30	3	146	(186)	(208)	24	(370)
Brokered deposits	466	249	90	805	333	(37)	(12)	284
Borrowings	330	151	34	515	306	90	25	421

Total interest bearing obligations	$974	$452	$127	$1,553	$594	$(142)	$41	$493

Net interest income, tax equivalent basis				$4,896				$4,034

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During 2017, the Corporation recorded a provision for loan loss of $.625 million, compared to a provision of $.600 million in 2016 and $1.204 million in 2015.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Noninterest Income

Noninterest income was $4.041 million, $4.153 million, and $3.889 million in 2017, 2016, and 2015, respectively.  The principal recurring sources of noninterest income are the gains and fees on the sale of SBA/USDA guaranteed loans and secondary market loans.  In 2017, revenues from these two business lines totaled $2.240 million compared to $2.472 million in 2016 and $1.681 million in 2015.

Deposit related income totaled $1.056 million in 2017 compared to $.995 million in 2016 and $.836 million in 2015.  Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details noninterest income for the three years ended December 31 (dollars in thousands):

	2017	2016	2015	2017-2016%	2016-2015
Deposit service charges	$372	$348	$200	6.90%	74.00%
NSF Fees	684	647	636	5.72	1.73
Gain on sale of secondary market loans	1,130	1,340	873	(15.67)	53.49
Secondary market fees generated	243	235	198	2.98	18.69
SBA Fees	867	897	610	(3.34)	47.05
Mortgage servicing rights (amortization) income	(31)	(40)	547	(22.50)	(107.31)
Other	545	576	370	(5.21)	55.68
Subtotal	3,810	4,003	3,434	(4.82)	16.57
Net security gains	231	150	455	54.00	(67.03)
Total noninterest income	$4,041	$4,153	$3,889	-2.70%	6.79%

Noninterest Expense

Noninterest expense was $30.336 million in 2017, compared to $29.885 million and $23.876 million in 2016 and 2015, respectively. In 2016, the Corporation incurred $3.101 million of costs related to the acquisition of Eagle River and Niagara.  Salaries and benefits, at $15.490 million, increased by $.865 million, or 5.91%, from the 2016 expenses of $14.625 million and compared to $12.449 million in 2015.  The increased salaries and benefits expense was largely a result of an increased number of staff as a result of the acquisitions, as well as customary annual increases to legacy employees.  In 2015, the increase in noninterest expense totaled $1.266 million, or 5.60%.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the three years ended December 31 (dollars in thousands):

				% Increase (Decrease)
	2017	2016	2015	2017-2016	2016-2015
Salaries and benefits	$15,490	$14,625	$12,449	5.91%	17.48%
Occupancy	3,104	2,680	2,424	15.82	10.56
Furniture and equipment	2,209	1,749	1,551	26.30	12.77
Data processing	2,037	1,620	1,381	25.74	17.31
Professional service fees:
Accounting	600	415	443	44.58	(6.32)
Legal	200	62	139	222.58	(55.40)
Consulting and other	734	692	688	6.07	0.58
Total professional service fees	1,534	1,169	1,270	31.22	(7.95)
Loan origination expenses and deposit and card related fees	1,335	1,100	955	21.36	15.18
Writedowns and losses on OREO held for sale	388	202	332	92.08	(39.16)
FDIC insurance assessment	731	488	506	49.80	(3.56)
Telephone	604	528	455	14.39	16.04
Advertising	711	620	507	14.68	22.29
Transaction related expenses	50	3,101	—	(100.00)	100.00
Other operating expenses	2,143	2,003	2,046	9.49	(2.10)
Total noninterest expense	$30,336	$29,885	$23,876	1.51%	25.17%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recognized a federal income tax expense of approximately $5.539 million for the year ended December 31, 2017 and $2.283 million for the year ended December 31, 2016. A large portion of this, $2.025 million was related to the revaluation of the Corporation’s deferred tax asset as a result of the corporate tax code change announced in December 2017.

The Corporation has reported deferred tax assets of $4.970 million at December 31, 2017.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2017, had a net operating loss and tax credit carryforwards for tax purposes of approximately $7.5 million, and $1.7 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2017 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.537 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The table below details the major components of the Corporation’s net deferred tax assets (dollars in thousands):

	2017	2016
Deferred tax assets:
NOL carryforward	$1,580	$3,080
Allowance for loan losses	948	1,413
Alternative Minimum Tax Credit	1,463	1,944
OREO	119	142
Tax credit carryovers	235	235
Deferred compensation	242	443
Pension liability	240	387
Stock compensation	79	116
Unrealized loss on securities	19	52
Purchase accounting adjustments	785	1,791
Other	63	805

Total deferred tax assets	5,773	10,408

Deferred tax liabilities:
Core deposit premium	(404)	(739)
FHLB stock dividend	(56)	(91)
Depreciation	(79)	(208)
Mortgage servicing rights	(240)	(583)
Other	(24)	(27)
Total deferred tax liabilities	(803)	(1,648)

Net deferred tax asset	$4,970	$8,760

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2017		2016		2015
(dollars in thousands)	Balance	Mix	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$148,079	15.03%	$164,179	16.69%	$122,775	16.61%
Interest-bearing transactional deposits	341,406	34.65	344,937	35.07	233,666	31.61
CD’s <$250,000	142,159	14.43	141,629	14.40	105,859	14.32
Total core deposit funding	631,644	64.10	650,745	66.16	462,300	62.54
CD’s >$250,000	11,055	1.12	8,489	0.86	26,757	3.62
Brokered deposits	175,299	17.80	164,278	16.71	121,266	16.40
Total noncore deposit funding	186,354	18.91	172,767	17.57	148,023	20.02
FHLB and other borrowings	79,552	8.07	73,579	7.48	45,754	6.19
Other liabilities	6,417	0.65	7,820	0.80	6,590	0.89
Shareholders’ equity	81,400	8.26	78,609	7.99	76,602	10.36

Total	$985,367	100.00%	$983,520	100.00%	$739,269	100.00%

Uses of Funds:
Net Loans	$805,999	81.80%	$776,837	78.99%	$613,390	82.29%
Securities available for sale	75,897	7.70	86,273	8.77	53,728	7.27
Federal funds sold	6	0.00	2,135	0.22	3	—
Federal Home Loan Bank Stock	3,112	0.32	2,911	0.30	2,169	0.29
Interest-bearing deposits	13,374	1.36	14,047	1.43	5,089	0.69
Cash and due from banks	37,420	3.80	44,620	4.54	25,005	3.38
Other assets	49,559	5.02	56,697	5.75	39,885	5.40

Total	$985,367	100.00%	$983,520	100.00%	$739,269	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity.  Securities decreased $10.376 million in 2017, from $86.273 million at December 31, 2016 to $75.897 million at December 31, 2017.

The carrying value of the Corporation’s securities at December 31 (dollars in thousands) is as follows:

	2017	2016
US Agencies	$16,846	$23,952
US Agencies - MBS	12,716	16,833
Corporate	24,391	19,910
Equity	500	500
Obligations of states and political subdivisions	21,444	25,078

Total securities	$75,897	$86,273

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies.  The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions.  At December 31, 2017, investment securities with an estimated fair market value of $4.584 million were pledged as collateral for FHLB borrowings and certain customer relationships.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets.  The majority of its loans are commercial, which represents approximately 71% of total loans outstanding at December 31, 2017.

The Corporation continued to experience strong loan demand in 2017 with approximately $277.556 million of new organic loan production, including $65.711 million of mortgage loans sold in the secondary market.  At 2017 year-end, the Corporation’s loans stood at $811.078 million, an increase from the 2016 year-end balances of $781.857 million.  The production of loans was distributed among the regions, with the Upper Peninsula at $128.885 million, $50.695 million in the Northern Lower Peninsula, $45.512 million in Southeast Michigan and $52.464 million in Wisconsin.

The 2016 acquisitions of Eagle River and Niagara added loans of $112.582 million to our consolidated loan portfolio.  These acquired loans did not result in any significant concentration risk.

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

The following table details the loan activity for 2016 and 2017 (dollars in thousands):

Loan balances as of December 31, 2015	$618,394

Total production	301,893
Total loans acquired	112,582
Secondary market sales	(81,693)
SBA loan sales	(7,202)
Loans transferred to OREO	(3,292)
Loans charged off, net of recoveries	(584)
Normal amortization/paydowns and payoffs	(158,241)
Loan balances as of December 31, 2016	$781,857

Total production	277,556
Total loans acquired	—
Secondary market sales	(65,711)
SBA loan sales	(7,689)
Loans transferred to OREO	(2,147)
Loans charged off, net of recoveries	(566)
Normal amortization/paydowns and payoffs	(172,222)

Loan balances as of December 31, 2017	$811,078

Following is a table that illustrates the balance changes in the loan portfolio from 2015 through 2017 year-end (dollars in thousands):

				Percent Change
	2017	2016	2015	2017-2016	2016-2015

Commercial real estate	$406,742	$389,420	$312,805	4.45%	24.49%
Commercial, financial, and agricultural	156,951	142,648	122,140	10.03	16.79
One-to-four family residential real estate	209,890	205,945	140,502	1.92	46.58
Construction:
Consumer	10,818	12,226	11,770	(11.52)	3.87
Commercial	9,243	11,505	15,330	(19.66)	(24.95)
Consumer	17,434	20,113	15,847	(13.32)	26.92

Total	$811,078	$781,857	$618,394	3.74%	26.43%

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

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2017			2016
		% of	% of		% of	% of
	Balance	Loans	Capital	Balance	Loans	Capital
Real estate - operators of nonres bldgs	$119,025	20.77%	146.22	$121,861	22.42%	155.02
Hospitality and tourism	75,228	13.13	92.42	68,025	12.51	86.54
Lessors of residential buildings	33,032	5.77	40.58	27,590	5.08	35.10
Gasoline stations and convenience stores	21,176	3.70	26.01	20,509	3.77	26.09
Logging	17,554	3.06	21.57	19,903	3.66	25.32
Commercial construction	9,243	1.61	11.36	11,505	2.12	14.64
Other	297,678	51.96	365.70	274,180	50.44	348.79

Total commercial loans	$572,936	100.00%		$543,573	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2017 year-end.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of December 31, 2017, our residential loan portfolio totaled $220.708 million, or 27.21%, of our total outstanding loans.

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

The Corporation, at December 31, 2017, had performing loans of $5.215 million and $.180 million of nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans.  The total restructured loans of $5.395 million is comprised of 27 performing loans, the largest of which had a December 31, 2017 balance of $1.104 million and three nonperforming loans.

Credit Quality

The table below shows balances of nonperforming assets for the years ended December 31 (dollars in thousands):

	December 31,	December 31,
	2017	2016

Nonperforming Assets:
Nonaccrual loans	$2,388	$3,959
Loans past due 90 days or more	—	—
Restructured loans on nonaccrual	180	165
Total nonperforming loans	2,568	4,124
Other real estate owned	3,558	4,782
Total nonperforming assets	$6,126	$8,906
Nonperforming loans as a % of loans	0.32%	0.53%
Nonperforming assets as a % of assets	0.62%	0.91%
Reserve for Loan Losses:
At period end	$5,079	$5,020
As a % of outstanding loans	.64%	.64%
As a % of nonperforming loans	197.78%	121.73%
As a % of nonaccrual loans	212.69%	126.80%
Texas Ratio	7.77%	11.76%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2017 independent review provided findings similar to management with respect to credit quality.  The Corporation will again utilize a consultant for loan review in 2018.

The following table details the impact of nonperforming loans on interest income for the three years ended December 31 (dollars in thousands):

	2017	2016	2015

Interest income that would have been recorded at original rate	$113	$640	$1,125
Interest income that was actually recorded	—	437	795

Net interest lost	$113	$203	$330

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2017 amounted to $.566 million, or .07% of average loans outstanding, compared to $.584 million, or .08% of loans outstanding in 2016.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  The balance of the allowance for loan losses does not contemplate acquisition fair value adjustments, as detailed in Note 4 – “Loans.”   Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

A two year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2017	2016

Balance at beginning of period	$5,020	$5,004
Loans charged off:
Commercial	419	477
One-to-four family residential real estate	155	133
Consumer	229	113
Total loans charged off	803	723
Recoveries of loans previously charged off:
Commercial	121	102
One-to-four family residential real estate	65	5
Consumer	51	32
Total recoveries of loans previously charged off	237	139
Net loans charged off	566	584
Provision for loan losses	625	600

Balance at end of period	$5,079	$5,020

Total loans, period end	$811,078	$781,857
Average loans for the year	795,532	703,047
Allowance to total loans at end of year	0.63%	0.64%
Net charge-offs to average loans	0.07	0.08
Net charge-offs to beginning allowance balance	11.27	11.67

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

At the end of 2017, the allowance for loan losses represented .63% of total loans.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.  This position is further illustrated by the ratio of the allowance as a percent of nonperforming loans, which stood at 197.78% at December 31, 2017.

The Corporation completed the acquisition of PFC on December 5, 2014, Eagle River on April 29, 2016 and Niagara on August 31, 2016.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In 2017, the Corporation had positive resolution of acquired nonperforming loans, which resulted in recognition of approximately $.550 million. In 2016, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $96,000 of accretable interest.  In 2015, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.578 million of the accretable interest.

As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits.  The Corporation carries this collateral in other real estate held for sale on the balance sheet.

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2015	$2,324
Other real estate transferred from loans due to foreclosure	3,292
Other real estate acquired, net of purchase accounting	1,205
Proceeds from sale of other real estate	(1,640)
Transfer to premise and equipment	(197)
Writedowns on other real estate held for sales	(212)
Gain on other real estate held for sale	10

Balance at December 31, 2016	$4,782

Other real estate transferred from loans due to foreclosure	2,147
Other real estate acquired, net of purchase accounting	—
Proceeds from sale of other real estate	(2,782)
Transfer to premise and equipment	—
Writedowns on other real estate held for sales	(508)
Gain (loss) on other real estate held for sale	(81)

Balance at December 31, 2017	$3,558

During 2017, the Corporation received real estate in lieu of loan payments of $2.147 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value.  After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2017 were $817.998 million, a decrease of $5.514 million, or .67%, from December 31, 2016 deposits of $823.512 million.  The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2017	Mix	2016	Mix

CORE:
Non-interest-bearing	$148,079	18.10%	$164,179	19.94%
NOW, money market, checking	280,309	34.27	286,622	34.80
Savings	61,097	7.47	58,315	7.08
Certificates of Deposit <$250,000	142,159	17.38	141,629	17.20
Total core deposits	631,644	77.22	650,745	79.02

NONCORE:
Certificates of Deposit >$250,000	11,055	1.35	8,489	1.03
Brokered CDs	175,299	21.43	164,278	19.95
Total non-core deposits	186,354	22.78	172,767	20.98

Total deposits	$817,998	100.00%	$823,512	100.00%

The decrease in deposits, is composed of an increase in noncore deposits of $13.587 million, and a decrease in core deposits of $19.101 million.  Management has increased its efforts to grow core deposits in recent years by introducing several new deposit products.   As shown in the table above, core deposits represent approximately 77% of total deposits.  The Corporation will continue to seek core deposit growth in its funding sources, but will also supplement this funding with strategic utilization of wholesale brokered deposits to help manage interest rate risk.

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

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At 2017 year end, this source of funding totaled $60.0 million and the Corporation secured this funding by pledging loans and investments.  The $60.0 million of FHLB borrowings had a weighted average maturity of 2.13 years, with a weighted average rate of 1.66% at December 31, 2017.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a non-revolving line of credit and a term note.  The line of credit bears interest at a rate of LIBOR plus 2.75%, and has an initial term that expires on April 30, 2018. LIBOR was 1.69% at December 31, 2017. The term note had a balance of $18.999 million at December 31, 2017  bears the same interest as the line of credit, and matures on April 30, 2019 and requires quarterly principal payments of $550,000 which began March 31, 2017.  The relationship is secured by all of the outstanding mBank stock.

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

During 2017, the Corporation decreased cash and cash equivalents by $9.329 million.  As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash used in investing activities and cash used in financing activities.  The net change in investing activities included a net increase in loans of $33.600 million and a net decrease in securities available for sale of $10.376 million.  The Corporation also had a net decrease in cash through investment activities partially due to a decrease in deposit liabilities of $5.514 million.  This decrease in deposits was composed of an increase in non-core deposits of $13.587 million combined with a decrease in core deposits of $19.101 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30-day period, a 30 to 90-day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets.  As of December 31, 2017, $71.313 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2018, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs to the extent the level of brokered CDs remains within our conservative policy limitations.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  In 2017, the Bank paid a $7.0 million dividend to the Corporation.  Bank capital, after payment of this dividend, remained strong and above the “well capitalized” level for regulatory purposes.  The Corporation has a $5.0 million line of credit with a correspondent bank, which also serves as a source of liquidity.  As of December 31, 2017, $5.0 million was available to the Corporation under this line.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized”. The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Non-core funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and other borrowings.  At December 31, 2017, the Bank’s core deposits in relation to total funding were 70.37% compared to 72.54% in 2016.  These ratios indicated at December 31, 2017, that the Bank had slightly increased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of December 31, 2017, the Bank had $64 million of unsecured overnight borrowing lines available and additional amounts available if secured.   Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets. The Corporation also has the ability to augment local deposit growth with wholesale CD funding.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2017, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total
Contractual Obligations

Total deposits	$747,738	$55,916	$12,545	$1,799	$817,998
Federal Home Loan Bank borrowings	10,000	25,000	25,000	—	60,000
Other borrowings	2,277	16,964	165	146	19,552
Directors’ deferred compensation	226	434	350	433	1,443
Annual rental / purchase commitments under noncancelable leases / contracts	854	1,390	1,015	3,124	6,383

TOTAL	$761,095	$99,704	$39,075	$5,502	$905,376

Other Commitments

Letters of credit	$7,753	$—	$—	$—	$7,753
Commitments to extend credit	109,655	—	—	—	109,655
Credit card commitments	5,788	—	—	—	5,788

TOTAL	$123,196	$—	$—	$—	$123,196

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

At December 31, 2017 the Bank had $75.897 million of securities, with a weighted average maturity of 53.52 months.  The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell cash to correspondent banks as investments in federal funds. The Corporation also has other interest bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following are the Corporation’s repricing opportunities at December 31, 2017 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$288,033	182,275	331,896	8,874	$811,078
Securities	6,261	9,942	40,496	19,198	75,897
Other (1)	9,333	3,308	3,604	247	16,492

Total interest-earning assets	303,627	195,525	375,996	28,319	903,467

Interest-bearing obligations:
NOW, money market, savings and interest checking	341,406	—	—	—	341,406
Time deposits	31,295	59,161	60,959	1,799	153,214
Brokered CDs	73,854	93,943	7,502	—	175,299
Borrowings	10,077	2,514	58,962	7,999	79,552

Total interest-bearing obligations	456,632	155,618	127,423	9,798	749,471

Gap	$(153,005)	$39,907	$248,573	$18,521	$153,996

Cumulative gap	$(153,005)	$(113,098)	$135,475	$153,996

(1)	includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2017, the Corporation had a cumulative liability sensitivity gap position of $113.098 million within the one-year timeframe.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income since more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments.  In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2017, the Corporation had $363.742 million of variable rate loans that reprice primarily with the prime rate index.  Approximately $139.623 million of these variable rate loans have interest rate floors.  This means that the prime rate will have to increase above the floor rate before these loans will reprice.  At year end, $121.977 million of these floor-rate loans would reprice with a 100 basis point prime rate increase, with the majority of the remainder repricing with an additional 100 basis point prime rate increase.

At December 31, 2016, the Corporation had a cumulative liability sensitive gap position of $115.670 million within the one-year time frame.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2017 (dollars in thousands).  Nonaccrual loans of $2.568 million are included in the table at an average interest rate of 0.00% and a maturity greater than five years.

Principal/Notional Amount Maturing/Repricing In:

								Fair Value
	2018	2019	2020	2021	2022	Thereafter	Total	12/31/2017

Rate Sensitive Assets
Fixed interest rate securities	$9,363	$12,571	$18,187	$14,036	$3,281	$18,459	$75,897	$75,897
Average interest rate	1.99	2.37	2.08	2.43	2.51	3.84
Fixed interest rate loans	76,722	47,938	77,960	90,007	83,215	71,494	447,336	437,694
Average interest rate	4.56	4.58	4.62	4.29	4.79	4.16
Variable interest rate loans	363,742	—	—	—	—	—	363,742	360,032
Average interest rate	5.09	—	—	—	—	—
Other assets	9,523	1,439	1,965	200	—	247	13,374	13,374
Average interest rate	2.29	1.92	2.16	2.30	—	2.50
Total rate sensitive assets	$459,350	$61,948	$98,112	$104,243	$86,496	$90,200	$900,349	$886,997
Average interest rate	4.88%	4.07%	4.10%	4.04%	4.70%	4.09%	4.14%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$341,406	$—	$—	$—	$—	$—	$341,406	$341,406
Average interest rate	0.29	—	—	—	—	—
Time deposits	258,253	37,620	18,296	8,644	3,901	1,799	328,513	316,719
Average interest rate	1.12	1.21	1.37	1.65	1.49	0.26
Variable interest rate borrowings	10,077	15,077	10,078	25,079	80	162	60,553	60,317
Average interest rate	1.11	1.77	1.59	1.84	1.00	1.00
Fixed interest rate borrowings	2,200	16,799	—	—	—	—	18,999	18,925
Average interest rate	4.44	4.44	—	—	—	—
Total rate sensitive liabilities	$611,936	$69,496	$28,374	$33,723	$3,981	$1,961	$749,471	$737,367
Average interest rate	0.67%	2.11%	1.45%	1.79%	1.48%	0.32%	0.89%

Foreign Exchange Risk

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation provides foreign exchange services to its Canadian customers primarily at its banking office in Sault Ste. Marie, Michigan.  Management believes the exposure to short-term foreign exchange risk is minimal and at an acceptable level for the Corporation.

Off-Balance-Sheet Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics.  In 2017, the Corporation did not enter into futures, forwards, swaps or options.  However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

Commitments to extend credit and standby letters of credit are not recorded as an asset or liability by the Corporation until the instrument is exercised.  See Note 19 to the consolidated financial statements for additional information.

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Mackinac Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mackinac Financial Corporation (the “Corporation”) as of December 31, 2017 and 2016, and the related statements of operations, comprehensive income, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Corporation as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Corporation's management is responsible for these financial statements. Our responsibility is to express an opinion on the Corporation’s financial statements based on our audits. We are a public accounting firm registered with the Public Corporation Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Corporation in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Corporation is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Corporation's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/Plante & Moran, PLLC

We have served as the Corporation’s auditor since 2002.

Auburn Hills, Michigan

March 13, 2018

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in Thousands)

	December 31,	December 31,
	2017	2016

ASSETS

Cash and due from banks	$37,420	$44,620
Federal funds sold	6	2,135
Cash and cash equivalents	37,426	46,755

Interest-bearing deposits in other financial institutions	13,374	14,047
Securities available for sale	75,897	86,273
Federal Home Loan Bank stock	3,112	2,911

Loans:
Commercial	572,936	543,573
Mortgage	220,708	218,171
Consumer	17,434	20,113
Total Loans	811,078	781,857
Allowance for loan losses	(5,079)	(5,020)
Net loans	805,999	776,837

Premises and equipment	16,290	15,891
Other real estate held for sale	3,558	4,782
Deferred tax asset	4,970	8,760
Deposit based intangibles	1,922	2,172
Goodwill	5,694	5,694
Other assets	17,125	19,398

TOTAL ASSETS	$985,367	$983,520

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$148,079	$164,179
NOW, money market, interest checking	280,309	286,622
Savings	61,097	58,315
CDs<$250,000	142,159	141,629
CDs>$250,000	11,055	8,489
Brokered	175,299	164,278
Total deposits	817,998	823,512

Federal funds purchased	—	6,000
Borrowings	79,552	67,579
Other liabilities	6,417	7,820
Total liabilities	903,967	904,911

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,294,930 and 6,263,371 respectively	61,981	61,583
Retained earnings	19,711	17,206
Accumulated other comprehensive income (loss)
Unrealized (losses) on available for sale securities	(71)	(102)
Minimum pension liability	(221)	(78)
Total shareholders’ equity	81,400	78,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$985,367	$983,520

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands, Except Per Share Data)

	For the Year Ended December 31,
	2017	2016	2015

INTEREST INCOME:
Interest and fees on loans:
Taxable	$41,770	$36,078	$32,034
Tax-exempt	95	64	13
Interest on securities:
Taxable	1,606	1,322	1,095
Tax-exempt	298	220	162
Other interest income	607	299	209
Total interest income	44,376	37,983	33,513

INTEREST EXPENSE:
Deposits	4,361	3,322	3,251
Borrowings	2,077	1,563	1,142
Total interest expense	6,438	4,885	4,393

Net interest income	37,938	33,098	29,120
Provision for loan losses	625	600	1,204
Net interest income after provision for loan losses	37,313	32,498	27,916

OTHER INCOME:
Deposit service fees	1,056	995	836
Income from mortgage loans sold on the secondary market	1,373	1,575	1,071
SBA/USDA loan sale gains	867	897	610
Net mortgage servicing (amortization) income	(31)	(40)	547
Net realized security gains	231	150	455
Other	545	576	370
Total other income	4,041	4,153	3,889

OTHER EXPENSE:
Salaries and employee benefits	15,490	14,625	12,449
Occupancy	3,104	2,680	2,424
Furniture and equipment	2,209	1,749	1,551
Data processing	2,037	1,620	1,381
Advertising	711	620	507
Professional service fees	1,534	1,169	1,270
Loan origination expenses and deposit and card related fees	1,335	1,100	955
Writedowns and losses on other real estate held for sale	388	202	332
FDIC insurance assessment	731	488	506
Telephone	604	528	455
Transaction related expenses	50	3,101	—
Other	2,143	2,003	2,046
Total other expenses	30,336	29,885	23,876

Income before provision for income taxes	11,018	6,766	7,929
Provision for income taxes	5,539	2,283	2,333

NET INCOME	$5,479	$4,483	$5,596

INCOME PER COMMON SHARE:
Basic	$.87	$.72	$.90
Diluted	$.87	$.72	$.89

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	December 31,
	2017	2016	2015
Net income	$5,479	$4,483	$5,596
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	295	(455)	(24)
Reclassification adjustment for securities gains included in net income	(231)	(150)	(455)
Tax effect	(22)	206	214
Net change in unrealized gains on available for sale securities	42	(399)	(265)

Defined benefit pension plan:
Net unrealized actuarial loss on defined benefit pension obligation	(161)	(44)	—
Tax effect	55	15	—
Changes from defined benefit pension plan	(106)	(29)	—
Other comprehensive (loss), net of tax	(64)	(428)	(265)

Total comprehensive income	$5,415	$4,055	$5,331

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

				Accumulated
	Shares of	Common Stock		Other
	Common	and Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, January 1, 2015	6,266,756	$61,679	$11,804	$513	$73,996

Net income	—	—	5,596	—	5,596
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	(265)	(265)
Total comprehensive income				(265)	5,331
Stock compensation	—	576	—	—	576
Restricted stock award vesting	53,319	—	—	—	—
Repurchase of common stock	(102,455)	(1,122)	—	—	(1,122)
Dividend on common stock	—	—	(2,179)	—	(2,179)

Balance, December 31, 2015	6,217,620	$61,133	$15,221	$248	$76,602

Net income	—	—	4,483	—	4,483
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	(399)	(399)
Actuarial loss on defined benefit pension obligation	—	—	—	(29)	(29)
Total comprehensive income				(428)	4,055
Stock compensation	—	600	—	—	600
Restricted stock award vesting	59,751	—	—	—	—
Repurchase of common stock	(14,000)	(150)	—	—	(150)
Dividend on common stock	—	—	(2,498)	—	(2,498)

Balance, December 31, 2016	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income	—	—	5,479	—	5,479
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	42	42
Actuarial loss on defined benefit pension obligation	—	—	—	(106)	(106)
Total comprehensive income				(64)	5,415
Stock compensation	—	398	—		398
Restricted stock award vesting	31,559	—	—		—
Repurchase of common stock	—	—	—		—
Reclassification of certain deferred tax effects	—	—	48	(48)	—
Dividend on common stock	—	—	(3,022)		(3,022)

Balance, December 31, 2017	6,294,930	$61,981	$19,711	$(292)	$81,400

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	For the year ended December 31,
	2017	2016	2015
Cash Flows from Operating Activities:
Net income	$5,479	$4,483	$5,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,426	1,921	1,670
Provision for loan losses	625	600	1,204
Deferred tax expense	4,954	1,798	2,333
Net realized security gains	(231)	(150)	(455)
(Gain) on sale of loans sold in the secondary market	(1,130)	(1,575)	(873)
Origination of loans held for sale in secondary market	(65,711)	(81,693)	(53,229)
Proceeds from sale of loans in the secondary market	66,841	83,268	54,102
Loss (gain) on sale other real estate held for sale	81	(10)	65
Writedown of other real estate held for sale	307	212	295
Stock compensation	398	600	576
Change in other assets	2,523	(10,282)	8,188
Change in other liabilities	(818)	1,205	(6,380)
Net cash provided by operating activities	15,744	377	13,092

Cash Flows from Investing Activities:
Net increase in loans	(33,600)	(56,237)	(19,321)
Net decrease in interest-bearing deposits in other financial institutions	673	3,015	708
Purchase of securities available for sale	(5,999)	(16,105)	(23,894)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	16,011	26,689	35,091
Capital expenditures	(2,377)	(2,137)	(1,341)
Proceeds from life insurance	—	301	263
Purchase additional FHLB Stock	(531)	—	—
Net cash used in Eagle acquisition and reimbursement of contract termination fee	—	(1,900)	—
Net cash received in Niagara acquisition	—	2,453	—
Proceeds from sale of premises, equipment, and other real estate	2,983	1,608	1,702
Redemption of FHLB stock	330	15	804
Net cash (used in) investing activities	(22,510)	(42,298)	(5,988)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(5,514)	49,491	3,350
Net activity on line of credit	(750)	(8,801)	(3,367)
(Decrease) increase in fed funds purchased	(6,000)	6,000	—
Repurchase of common stock	—	(150)	(1,122)
Dividend on common stock	(3,022)	(2,498)	(2,179)
Proceeds from FHLB borrowing	25,000	—	—
Proceeds from term borrowing	—	19,800	—
Principal payments on borrowings	(12,277)	(174)	(725)
Net cash (used in) provided by financing activities	(2,563)	63,668	(4,043)

Net (decrease) increase in cash and cash equivalents	(9,329)	21,747	3,061
Cash and cash equivalents at beginning of period	46,755	25,008	21,947
Cash and cash equivalents at end of period	$37,426	$46,755	$25,008
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$6,383	$4,792	$4,423
Income taxes	1,100	1,100	150

Business Combinations
Fair value of tangible assets acquired (noncash)	$—	$188,537	$—
Goodwill and identifiable intangible assets acquired	—	2,845	—
Liabilities assumed	—	175,209	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	$2,147	$3,292	$1,376

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

Acquired Loans

Loans acquired with evidence of credit deterioration since inception and for which it is probable that all contractual payments will not be received are accounted for under ASC Topic 310-30, Loans and Debt Securities Acquired with Deteriorated Credit Quality (“ASC 310-30”).  These loans are recorded at fair value at the time of acquisition, with no carryover of the related allowance for loan losses.  Fair value of acquired loans is determined based on the present value of amounts expected to be received, which incorporates assumptions about the amount and timing of principal and interest payments, principal prepayments and principal defaults and losses, collateral values, and current market rates.    In recording the fair values of acquired impaired loans at acquisition date, management calculates a non-accretable difference (the credit component of the purchased loans) and an accretable difference (the yield component of the purchased loans).

Over the life of the acquired loans, management continues to estimate cash flows expected to be collected.  We evaluate at each balance sheet date whether it is probable that we will be unable to collect all cash flows expected at acquisition and if so, recognize a provision for loan loss in our consolidated statement of operations.  For any significant increases in cash flows expected to be collected, we adjust the amount of the accretable yield recognized on a prospective basis over the pool’s remaining life.

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

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill.  In accordance with ASC 350, amortization of goodwill and indefinite-lived assets is not recorded.  However, the recoverability of goodwill is annually tested for impairment.  The Corporation’s core deposit intangible is currently being amortized over its estimated useful life of ten years.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period.  These gains and losses for the period are shown as a component of other comprehensive income.  The accumulated gains and losses are reported as a component of equity, net of any tax effect.  At December 31, 2017, the balance in accumulated other comprehensive income consisted of unrealized losses on available for sales securities of $71,000 and actuarial losses on the defined benefit pension obligation of $.185 million. At December 31, 2016, the balance in accumulated other comprehensive income consisted of unrealized losses on available for sale securities of $.102 million and actuarial losses on the defined benefit pension obligation of $78,000.

The Corporation early adopted ASU No. 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) in the fourth quarter 2017.  ASU 2018-02, issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (AOCI) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017.  As a result, the Corporation reclassified $12,000 from AOCI to retained earnings.

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

The following shows the computation of basic and diluted earnings per share for the years ended December 31, 2017, 2016 and 2015 (dollars in thousands, except per share data):

	Year Ended December 31,
	2017	2016	2015

(Numerator):
Net income	$5,479	$4,483	$5,596

(Denominator):
Weighted average shares outstanding	6,288,791	6,236,067	6,241,921
Effect of dilutive stock options, and vesting of restricted stock awards	33,622	32,636	31,400
Diluted weighted average shares outstanding	6,322,413	6,268,703	6,273,321
Income per common share:
Basic	$.87	$.72	$.90
Diluted	$.87	$.72	$.89

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

Recent Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The guidance is effective January 1, 2018. The key revenue streams impacted include service charges and mortgage banking income. The Corporation will adopt the guidance using a modified retrospective approach in the first quarter of 2018.  The revenue streams with in the scope of the guidance are less than 5% of total revenues, and the total amount of these fees reflected in the net income of the Corporation is not expected to significantly change.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for the same as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 is effective for public companies for interim and annual periods beginning after December 15, 2017.   As of December 31, 2017 the Corporation had $.500 million of available for sale equity securities.  The Corporation recorded no impact upon adoption of ASU 2016-01 in January 2018.  Any further changes to the fair value of equity securities will be recorded in net income.

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

In May 2017, the FASB issued ADU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  The Corporation has determined the new guidance will not have a material impact on its consolidated financial statements.

Reclassifications

Certain amounts in the 2016 consolidated financial statements have been reclassified to conform to the 2017 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $15.131 million were restricted on December 31, 2017 to meet the reserve requirements of the Federal Reserve System.

In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks.  Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000.

Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2017

Corporate	$24,352	$82	$(43)	$24,391
Equity	500	—	—	500
US Agencies	16,935	10	(99)	16,846
US Agencies - MBS	12,830	42	(156)	12,716
Obligations of states and political subdivisions	21,370	307	(233)	21,444

Total securities available for sale	$75,987	$441	$(531)	$75,897

December 31, 2016

Corporate	$19,899	$49	$(38)	$19,910
Equity	500	—	—	500
US Agencies	23,991	47	(86)	23,952
US Agencies - MBS	16,980	48	(195)	16,833
Obligations of states and political subdivisions	25,057	447	(426)	25,078

Total securities available for sale	$86,427	$591	$(745)	$86,273

Following is information pertaining to securities with gross unrealized losses at December 31, 2017 and 2016 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2017

Corporate	$(43)	$14,204	$—	$—
Equity	—	—	—	—
US Agencies	(87)	14,799	(12)	745
US Agencies - MBS	(67)	4,400	(89)	5,218
Obligations of states and political subdivisions	(99)	10,245	(134)	1,589

Total securities available for sale	$(296)	$43,648	$(235)	$7,552

December 31, 2016
Corporate	(38)	12,085	—	—
Equity	—	—	—	—
US Agencies	(86)	19,153	—	—
US Agencies - MBS	(192)	11,589	(3)	932
Obligations of states and political subdivisions	(426)	13,328	—	—

Total securities available for sale	$(742)	$56,155	$(3)	$932

There were 105 securities in an unrealized loss position in 2017 and 118 in 2016.  The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2017	2016	2015

Proceeds from sales and calls	$11,651	$19,719	$25,628
Gross gains on sales and calls	253	190	455
Gross (losses) on sales and calls	(22)	(40)	—

The carrying value and estimated fair value of securities available for sale at December 31, 2017, by contractual maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$8,908	$9,262
Due after one year through five years	37,544	40,665
Due after five years through ten years	13,780	10,984
Due after ten years	2,925	2,270
Subtotal	63,157	63,181
US Agencies - MBS	12,830	12,716

Total	$75,987	$75,897

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities with a market value of $2.460 million are pledged as collateral to the Federal Home Loan Bank and $2.124 million are pledged to certain customer relationships.  See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

NOTE 4 — LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	2017	2016

Commercial real estate	$406,742	$389,420
Commercial, financial, and agricultural	156,951	142,648
Commercial construction	9,243	11,505
One to four family residential real estate	209,890	205,945
Consumer	17,434	20,113
Consumer construction	10,818	12,226

Total loans	$811,078	$781,857

The Corporation completed the acquisition of Peninsula Financial Corporation, (“PFC”), on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million. In 2017, The Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.550 million of accretable interest. In 2016, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $96,000 of accretable interest.  In 2015, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.578 million of the accretable interest.

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

The table below details the outstanding balances of the Niagara acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$30,555	$32,660
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	30,555	32,395
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,955	$31,707

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Acquisitions	—	—	—	—	—	—	—	—	—
Accretion	(460)	(642)	(1,102)	(70)	(618)	(688)	(20)	(224)	(244)
Reclassification from nonaccretable difference	327		327	52	—	52	6	—	6
Balance, December 31, 2017	$149	$—	$149	$218	$603	$821	$38	$281	$319

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2016 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2015	$426	$1,342	$1,768	$—	$—	$—	$—	$—	$—
Acquisition	—	—	—	391	1,700	2,091	88	600	688
Accretion	(50)	(700)	(750)	(46)	(479)	(525)	—	(95)	(95)
Reclassification from nonaccretable difference	(94)	—	(94)	(109)	—	(109)	(36)	—	(36)
Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	(155)	(264)	—	(155)	—	(229)	—	(803)
Recoveries	80	39	2	65	—	51	—	237
Provision	380	187	(5)	(46)	—	98	11	625
Ending balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079

Loans:
Ending balance	$406,742	$156,951	$9,243	$209,890	$10,818	$17,434	$—	$811,078
Ending balance ALLR	(1,650)	(576)	(54)	(160)	(6)	(10)	(2,623)	(5,079)
Net loans	$405,092	$156,375	$9,189	$209,730	$10,812	$17,424	$(2,623)	$805,999

Ending balance ALLR:
Individually evaluated	$168	$166	$—	$—	$—	$—	$—	$334
Collectively evaluated	1,482	410	54	160	6	10	2,623	4,745
Total	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079

Ending balance Loans:
Individually evaluated	$516	$166	$—	$—	$—	$—	$—	$682
Collectively evaluated	404,835	156,785	9,243	208,269	10,801	17,413	—	807,346
Acquired with deteriorated credit quality	1,391	—	—	1,621	17	21	—	3,050
Total	$406,742	$156,951	$9,243	$209,890	$10,818	$17,434	$—	$811,078

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2016 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,611	$645	$79	$274	$7	$64	$2,324	$5,004
Charge-offs	(245)	(232)	—	(133)	—	(113)	—	(723)
Recoveries	54	41	7	5	—	32	—	139
Provision	(75)	160	(29)	150	(1)	107	288	600
Ending balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020

Loans:
Ending balance	$389,420	$142,648	$11,505	$205,945	$12,226	$20,113	$—	$781,857
Ending balance ALLR	(1,345)	(614)	(57)	(296)	(6)	(90)	(2,612)	(5,020)
Net loans	$388,075	$142,034	$11,448	$205,649	$12,220	$20,023	$(2,612)	$776,837

Ending balance ALLR:
Individually evaluated	$70	$251	$—	$—	$—	$—	$—	$321
Collectively evaluated	1,275	363	57	296	6	90	2,612	4,699
Total	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020

Ending balance Loans:
Individually evaluated	$345	$325	$—	$—	$—	$—	$—	$670
Collectively evaluated	385,841	142,323	11,505	203,153	12,169	20,109	—	775,100
Acquired with deteriorated credit quality	3,234	—	—	2,792	57	4	—	6,087
Total	$389,420	$142,648	$11,505	$205,945	$12,226	$20,113	$—	$781,857

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

Acceptable Watch (44)

The borrower may have potential weaknesses that deserve management’s close attention.  If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the asset or in the institution’s credit position at some future date.  Acceptable watch assets are not adversely classified and do not expose an institution to sufficient risk to warrant adverse classification.  Examples of this type of credit include a start-up company fully based on projections, a documentation issue that needs to be corrected or a general market condition that the borrower is working through to get corrected.

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

General Reserves:

For loans with a credit risk rating of 44 or better and any loans with a risk rating of 6 or 7 with no specific reserve, reserves are established based on the type of loan collateral, if any, and the assigned credit risk rating.  Determination of the allowance is inherently subjective as it requires significant estimates, including the amounts and timing of expected future cash flows on impaired loans, estimated losses on pools of homogenous loans based on historical loss experience, and consideration of current environmental factors and economic trends, all of which may be susceptible to significant change.

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

Commercial construction loans in the amount of $3.854 million and $4.414 million at December 31, 2017, and 2016, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2017 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,775	$23,929	$159,385	$207,921	$8,700	$4,032	$—	$—	$406,742
Commercial, financial and agricultural	11,528	8,980	53,448	77,964	3,658	1,373	—	—	156,951
Commercial construction	—	308	2,749	1,310	648	374	—	3,854	9,243
One-to-four family residential real estate	—	1,377	2,575	5,449	1,212	3,515	—	195,762	209,890
Consumer construction	—	—	—	—	—	14	—	10,804	10,818
Consumer	—	—	—	28	5	96	—	17,305	17,434

Total loans	$14,303	$34,594	$218,157	$292,672	$14,223	$9,404	$—	$227,725	$811,078

Below is a breakdown of loans by risk category as of December 31, 2016 (dollars in thousands)

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$3,021	$23,940	$140,618	$205,710	$10,808	$5,323	$—	$—	$389,420
Commercial, financial and agricultural	10,421	13,434	49,434	65,097	2,485	1,777	—	—	142,648
Commercial construction	—	900	3,146	1,877	783	385	—	4,414	11,505
One-to-four family residential real estate	740	1,373	3,412	6,927	2,658	5,493	—	185,342	205,945
Consumer construction	28	—	—	—	—	17	—	12,181	12,226
Consumer	20	—	15	42	13	103	—	19,920	20,113

Total loans	$14,230	$39,647	$196,625	$279,653	$16,747	$13,098	$—	$221,857	$781,857

Impaired Loans

Impaired loans are those which are contractually past due 90 days or more as to interest or principal payments, on nonaccrual status, or loans, the terms of which have been renegotiated to provide a reduction or deferral on interest or principal.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
December 31, 2017

Commercial real estate	$1,511	$516	$2,027	$3,326	$168
Commercial, financial and agricultural	—	166	166	326	166
Commercial construction	—	—	—	—	—
One to four family residential real estate	1,621	—	1,621	2,315	—
Consumer construction	17	—	17	66	—
Consumer	21	—	21	21	—
Total	$3,170	$682	$3,852	$6,054	$334

December 31, 2016
Commercial real estate	$3,234	$345	$3,579	$4,700	$70
Commercial, financial and agricultural	—	325	325	400	251
Commercial construction	—	—	—	—	—
One to four family residential real estate	2,792	—	2,792	3,794	—
Consumer construction	57	—	57	80	—
Consumer	4	—	4	28	—
Total	$6,087	$670	$6,757	$9,002	$321

	Individually Evaluated Impaired Loans
	2017		2016		2015
	Average	Interest Income	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period	the Period	the Period
Commercial real estate	$2,784	$141	$3,848	$178	$2,656	$232
Commercial, financial and agricultural	246	1	200	4	628	9
Commercial construction	—	3	—	—	—	—
One to four family residential real estate	2,057	134	3,794	182	2,120	129
Consumer construction	37	—	40	4	—	—
Consumer	13	2	14	2	—	—
Total	$5,137	$281	$7,896	$370	$5,404	$370

A summary of past due loans at December 31, is as follows (dollars in thousands):

	2017				2016

	30-89 days				30-89 days
	Past Due	90+ days			Past Due	90+ days
	(accruing)	Past Due	Nonaccrual	Total	(accruing)	Past Due	Nonaccrual	Total

Commercial real estate	$460	$—	$866	$1,326	$942	$—	$1,732	$2,674
Commercial, financial and agricultural	16	—	338	354	186	—	337	523
Commercial construction	73	—	14	87	—	—	—	—
One to four family residential real estate	3,424	—	1,350	4,774	2,113	—	1,956	4,069
Consumer construction	—	—	—	—	—	—	17	17
Consumer	72	—	—	72	133	—	82	215

Total past due loans	$4,045	$—	$2,568	$6,613	$3,374	$—	$4,124	$7,498

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

There were no troubled debt restructurings that occurred during the years ended December 31 2017, and December 31, 2016.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	2017	2016
Loans outstanding, January 1	$9,195	$6,887
New loans	2,018	2,510
Net activity on revolving lines of credit	237	2,119
Repayment	(1,413)	(2,321)

Loans outstanding at end of period	$10,037	$9,195

There were no loans to related-parties classified substandard as of December 31, 2017 and 2016.  In addition to the outstanding balances above, there were unfunded commitments of $.605 million to related parties at December 31, 2017.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2017	2016

Land	$2,998	$2,566
Buildings and improvements	18,473	18,001
Furniture, fixtures, and equipment	11,178	9,142
Construction in progress	—	310
Total cost basis	32,649	30,019
Less - accumulated depreciation	16,359	14,128

Net book value	$16,290	$15,891

Depreciation of premises and equipment charged to operating expenses amounted to $1.978 million in 2017, $1.617 million in 2016, and $1.457 million in 2015.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2017	2016

Balance, January 1	$4,782	$2,324
Other real estate transferred from loans due to foreclosure	2,147	3,292
Other real estate acquired	—	1,205
Proceeds from other real estate sold	(2,983)	(1,640)
Transfer to premise and equipment	—	(197)
Writedowns of other real estate held for sale	(307)	(212)
Gain (loss) on sale of other real estate held for sale	(81)	10

Total other real estate held for sale	$3,558	$4,782

Foreclosed residential real estate property of $.894 million is included in other real estate as of December 31, 2017.  The recorded investment in consumer mortgage loans secured by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdictions was $13,000 as of December 31, 2017.

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2017	2016

Noninterest bearing deposits	$148,079	$164,179
NOW, money market, interest checking	280,309	286,622
Savings	61,097	58,315
CDs <$250,000	142,159	141,629
CDs >$250,000	11,055	8,489
Brokered	175,299	164,278

Total deposits	$817,998	$823,512

Maturities of non-brokered time deposits outstanding at December 31, 2017 are as follows (dollars in thousands):

2018	$90,456
2019	30,118
2020	18,296
2021	8,644
2022	3,901
Thereafter	1,799

Total	$153,214

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

The deposit based intangible is reported net of accumulated amortization at $1.922 million at December 31, 2017, compared to $2.172 million at December 31, 2016. Amortization expense in 2017 is $.249 million, compared to $.197 million in 2016 and $.121 million in 2015.  Amortization expense for the next five years is expected to be at $.250 million per year.

NOTE 9 – SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of December 31, 2017, the Corporation had obligations to service $198.524 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  On a quarterly basis, management evaluates the MSRs for impairment.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 10.57% and a discount rate of 10.17% for December 31, 2017.

In 2016, management decided to no longer retain the servicing on mortgage loans sold.

The following summarizes the fair value of the mortgage servicing rights capitalized and amortized. There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2017	2016
Balance at beginning of period	$1,573	$1,965
Acquired MSRs	—	207
Amortization	(540)	(599)

Balance at end of period	$1,033	$1,573
Balance of loan servicing portfolio	$198,524	$221,355
Mortgage servicing rights as % of portfolio	0.52%	.71%

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold that were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at December 31, 2017 and December 31, 2016 was approximately $44 million and $41 million, respectively. The Corporation valued these servicing rights at $.110 million as of December 31, 2017 and $.140 million at December 31, 2016.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	2017	2016
Federal Home Loan Bank fixed rate advances	$60,000	$45,000
Correspondent bank line of credit	—	750
Correspondent bank term note	18,999	21,199
USDA Rural Development note	553	630

	$79,552	$67,579

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.66% and mature in 2018, 2019, and 2021.  They are collateralized at December 31, 2017 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $72.552 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $2.482 million and $2.460 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.112 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policies of the Federal Home Loan Bank of Indianapolis and the Federal Home Loan Bank of Chicago in effect as of December 31, 2017.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $5.0 million revolving line of credit and a term note.  The line of credit bears interest at a rate of LIBOR plus 2.75%, and has an initial term that expires on April 30, 2018. LIBOR was 1.69% at December 31, 2017. The term note had a balance of $18.999 million at December 31, 2017 and bears the same interest as the line of credit, and matures on April 30, 2019 and requires quarterly principal payments of $550,000 which began on March 31, 2017.  The relationship is secured by all of the outstanding common stock of mBank.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024.  It is collateralized by loans totaling $.553 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.619 million, and guaranteed by the Corporation.

Maturities and principal payments of borrowings outstanding at December 31, 2017 are as follows (dollars in thousands):

2018	$12,277
2019	31,876
2020	10,078
2021	25,079
2022	80
Thereafter	162

Total	$79,552

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2017	2016	2015
Current tax expense	$585	$485	$—
Change in valuation allowance	—	—	(760)
Adjustment of deferred taxes due to change in enacted tax rate	2,025	—	—
Deferred tax expense	2,929	1,798	3,093

Provision for income taxes	$5,539	$2,283	$2,333

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2017	2016	2015
Tax expense at statutory rate	$3,746	$2,301	$2,695
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(133)	(96)	(60)
Change in valuation allowance	—	—	(760)
Adjustment of deferred taxes due to change in enacted tax rate	2,025	—	—
Expiration of deferred tax assets	—	—	429
Nondeductible transaction expenses	17	95	—
Other	(116)	(17)	29

Provision for income taxes, as reported	$5,539	$2,283	$2,333

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2017	2016
Deferred tax assets:
NOL carryforward	$1,580	$3,080
Allowance for loan losses	948	1,413
Alternative Minimum Tax Credit	1,463	1,944
OREO	119	142
Tax credit carryovers	235	235
Deferred compensation	242	443
Pension liability	240	387
Stock compensation	79	116
Unrealized loss on securities	19	52
Purchase accounting adjustments	785	1,791
Other	63	805

Total deferred tax assets	5,773	10,408

Deferred tax liabilities:
Core deposit premium	(404)	(739)
FHLB stock dividend	(56)	(91)
Depreciation	(79)	(208)
Mortgage servicing rights	(240)	(583)
Other	(24)	(27)
Total deferred tax liabilities	(803)	(1,648)

Net deferred tax asset	$4,970	$8,760

The Corporation has reported net deferred tax assets of $4.970 million at December 31, 2017.  The income tax expense for 2017 was impacted by the adjustment of deferred tax assets and liabilities related to the reduction in the U.S. federal statutory income tax rate to 21% under the Tax Cuts and Jobs Act, which was enacted on December 22, 2017.  As a result of the new law, and additional expense of $2.025 million was recorded in 2017.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2017 had a net operating loss and tax credit carryforwards for tax purposes of approximately $7.5 million, and $1.7 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2017 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.537 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

NOTE 12 — OPERATING LEASES

The Corporation currently maintains seven operating leases for office locations.  The first operating lease, for the Corporation's location in Birmingham, was originated in September 2005 and had an original term of 66 months with an option to renew for an additional five-year period.  The original term of this was extended during 2011 for an additional three year term, again in 2014 for an additional three year term, and again in 2017 for an additional three year term.

The second operating lease, for a second location in Manistique, was executed in April 2010, the terms of which began at that time.  The original term of this lease expired in 2013, and the third of the four consecutive renewal terms of two years each is in place.

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

The fifth operating lease, located in Troy, for the asset based lending office, was initiated in December 2013.  The Corporation terminated this lease in early 2018.

With the acquisition of PFC, the Corporation acquired three additional operating leases for office locations.  The first, for an additional location in Marquette, was executed in February 2011 with a term of five years and expired in 2016.  The Corporation opted not to renew this lease, and subsequently closed that office location. The second, for the location in Negaunee was executed in September 2012 with an initial term of five years, expiring in 2017. This lease was renewed for one additional term of five years.  The final, for a location in Ishpeming was executed in April 2008 for an initial term of five years.  This lease was renewed in May 2013 for an additional five years.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

2018	$772
2019	747
2020	608
2021	503
2022	499
Thereafter	3,124
Total	$6,253

Rent expense for all operating leases amounted to $1.109 million in 2017, $1.053 million in 2016, and $.985 million in 2015.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan.  Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan.  Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan.  In addition, the Corporation may make discretionary contributions into the plan.  Retirement plan contributions charged to operations totaled $340,800, $300,000, and $288,000 in 2017, 2016, and 2015, respectively.

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants. Expected contributions to the Plan in 2018 are $79,000.

The anticipated distributions over the next five years and through December 31, 2017 are detailed in the table below (dollars in thousands):

2018	$133
2019	130
2020	126
2021	125
2022	131
2023-2027	796
Total	$1,441

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

	2017	2016
Change in benefit obligation:
Benefit obligation, beginning of year	$3,187	$3,180
Interest cost	118	187
Actuarial loss	161	(44)
Benefits paid	(135)	(136)
Benefit obligation at end of year	3,331	3,187
Change in plan assets:
Fair value of plan assets, beginning of year	2,049	2,033
Actual return on plan assets	259	103
Employer contributions	18	49
Benefits paid	(135)	(136)
Fair value of plan assets at end of year	2,191	2,049

Funded status, included with other liabilities	$(1,140)	$(1,138)

Net pension costs included in the Corporation’s results of operations was immaterial.

Assumptions in the actuarial valuation were:

	2017	2016
Weighted average discount rate	3.33%	3.78%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation, which was in place at both December 31, 2017 and December 31, 2016:

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation.  This plan was discontinued and no longer applies to current officers and directors.  A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into.  The liability may change depending upon changes in long-term interest rates.  The liability at December 31, 2017 and 2016, for vested benefits under this plan, was $.113 million and $.179 million, respectively.  These benefits were originally contracted to be paid over a ten to fifteen-year period.  The final payment is scheduled to occur in 2023.  The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants.  The cash surrender value of the policies was $1.465 million and $1.398 million at December 31, 2017 and 2016, respectively.

Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2017 and 2016, for vested benefits under this plan was $1.038 million and $1.124 million, respectively.  The bank owned life insurance policy as of December 31, 2017 and 2016 had cash surrender values of $1.741 million and $1.722 million, respectively.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

Deferred compensation expense for both plans was $65,000 and $77,000 and $27,000 for 2017, 2016 and 2015 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of December 31, 2017, the Corporation is well capitalized.

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

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2017 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio
Total capital to risk weighted assets:
Consolidated	$74,533	9.3%	>	$64,190	>	8.0%	>	$80,237	10.0%
mBank	$93,598	11.7%	>	$64,202	>	8.0%	>	$80,252	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$69,454	8.7%	>	$48,142	>	6.0%	>	$64,190	8.0%
mBank	$88,560	11.0%	>	$48,151	>	6.0%	>	$64,202	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$69,454	8.7%	>	$36,107	>	4.5%	>	$52,154	6.5%
mBank	$88,560	11.0%	>	$36,113	>	4.5%	>	$52,164	6.5%

Tier 1 capital to average assets:
Consolidated	$69,454	7.1%	>	$39,375	>	4.0%	>	$49,219	5.0%
mBank	$88,560	9.0%	>	$39,279	>	4.0%	>	$49,098	5.0%

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

NOTE 17 — STOCK COMPENSATION PLANS

Restricted Stock Awards

The Corporation’s restricted stock awards (“RSAs”) require certain service-based or performance requirements and have a vesting period of four years.  Compensation expense is recognized on a straight-line basis over the vesting period.  Shares are subject to certain restrictions and risk of forfeiture by the participants.

The Corporation has historically granted RSAs to members of the Board of Directors and management.  Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards.

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
August, 2012	148,500	$ 7.91	4 years
March, 2014	52,774	12.95	4 years
March, 2015	37,730	11.15	4 years
May, 2015	3,000	10.77	Immediate
February, 2016	35,733	9.91	4 years
February, 2017	28,427	13.39	4 years

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

The Corporation recognized annual compensation expense of $.398 million in 2017, $.600 million in 2016 and $.576 million in 2015.  Unrecognized compensation expense at the end of 2017 was $.660 million.

A summary of changes in our nonvested awards for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2017	90,417	$11.19
Granted during the period	28,427	13.39
Vested during the period	(31,559)	11.55
Nonvested balance at December 31, 2017	87,285	$11.78

NOTE 18 — SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publicly announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of December 31, 2017, $26,000 of the total authorization was available for future purchases.

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

	2017	2016
Commitments to extend credit:
Variable rate	$72,187	$59,496
Fixed rate	37,468	28,737
Standby letters of credit - Variable rate	7,753	8,252
Credit card commitments - Fixed rate	5,788	5,533

	$123,196	$102,018

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

Legal Proceedings and Contingencies

At December 31, 2017, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at December 31, 2017 represents $119.025 million, or 20.77%, compared to $121.861 million, or 22.42%, of the commercial loan portfolio on December 31, 2016.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture, and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2017		December 31, 2016
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$37,426	37,426	$46,755	$46,755
Interest-bearing deposits	Level 2	13,374	13,374	14,047	14,047
Securities available for sale	Level 2	74,397	74,397	84,623	84,623
Securities available for sale	Level 3	1,500	1,500	1,650	1,650
Federal Home Loan Bank stock	Level 2	3,112	3,112	2,911	2,911
Net loans	Level 3	805,999	797,726	776,837	778,377
Accrued interest receivable	Level 3	2,276	2,276	2,016	2,016

Total financial assets		$938,084	$929,811	$928,839	$930,379

Financial liabilities:
Deposits	Level 2	$817,998	788,632	$823,512	$815,960
Borrowings	Level 2	79,552	79,242	67,579	68,293
Accrued interest payable	Level 3	322	322	267	267

Total financial liabilities		$897,872	$868,196	$891,358	$884,520

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2017 and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at December 31, 2017 and 2016 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.”  The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Corporate	$24,391	$—	$24,391	$—	$—
Equity	500	—	—	500	—
US Agencies	16,846	—	16,846	—	—
US Agencies - MBS	12,716	—	12,716	—	—
Obligations of state and political subdivisions	21,444	—	20,444	1,000	—
	$75,897				$—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Corporate	$19,910	$—	$19,910	$—	$—
Equity	500	—	—	500	—
US Agencies	23,952	—	23,952	—	—
US Agencies - MBS	16,833	—	15,683	1,150	—
Obligations of state and political subdivisions	25,078	—	25,078	—	—
	$86,273				$—

The Corporation had no other Level 3 assets or liabilities on a recurring basis as of December 31, 2017.

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

The table below shows the activity in level three assets for the years ended, December 31, 2017 and 2016 (dollars in thousands):

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2017
Equity	$500	$—	$—	$—	$—	$—	$500
US Agencies- MBS	1,150	38	—	—	—	(1,188)	—
Obligations of state and political subdivisions	—	—	—	740	260	—	1,000

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2016
Equity	$—	$—	$—	$—	$500	$—	$500
US Agencies- MBS	—	—	—	—	1,150	—	1,150

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Impaired loans	$3,852	$—	$—	$3,852	$141
Other real estate held for sale	3,558	—	—	3,558	388
					$529

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2016

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2016	(Level 1)	(Level 2)	(Level 3)	December 31, 2016
Assets

Impaired loans	$9,856	$—	$—	$9,856	$643
Other real estate held for sale	4,782	—	—	4,782	202
					$845

The Corporation had no investments subject to fair value measurement on a nonrecurring basis.

Impaired loans categorized as Level 3 assets consist of non-homogeneous loans that are considered impaired.  The Corporation estimates the fair value of the loans based on the present value of expected future cash flows or collateral values using management’s best estimate of key assumptions.  These assumptions include future payment ability, timing of payment streams, and estimated realizable values of available collateral (typically based on outside appraisals).

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

NOTE 22 — SUBSEQUENT EVENT

On January 16, 2018, the Corporation announced the signing of a definitive agreement to acquire First Federal of Northern Michigan Bancorp, Inc in Alpena, Michigan (“FFNM”).  FFNM is headquartered in Alpena, Michigan and has assets in excess of $320 million. The consummation of this transaction is expected to occur in the second quarter of 2018.  Completion of the acquisition is subject to regulatory approval in addition to satisfaction of other customary closing conditions.

NOTE 23 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2017 and 2016

(Dollars in Thousands)

	2017	2016

ASSETS
Cash and cash equivalents	$198	$106
Investment in subsidiaries	97,984	97,407
Other assets	3,263	4,014

TOTAL ASSETS	$101,445	$101,527

LIABILITIES AND SHAREHOLDERS’ EQUITY

Line of Credit	$—	$750
Other borrowing	18,999	21,199
Other liabilities	1,046	969
Total liabilities	20,045	22,918
Shareholders’ equity:
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares
Issued and outstanding - 6,294,930 and 6,263,371 shares respectively	61,981	61,583
Retained earnings	19,711	17,206
Accumulated other comprehensive income	(292)	(180)

Total shareholders’ equity	81,400	78,609

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$101,445	$101,527

STATEMENTS OF OPERATIONS

Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	2017	2016	2015
INCOME:
Interest income	$—	$2	$—

Total income	$—	$2	$—

EXPENSES:
Interest expense on borrowings	868	707	453
Salaries and benefits	698	900	876
Professional service fees	279	173	256
Transaction related expenses	50	443	—
Other	294	152	184

Total expenses	2,189	2,375	1,769

Loss before income taxes and equity in net income of subsidiaries	(2,189)	(2,373)	(1,769)

Provision for (benefit of) income taxes	(27)	(807)	(602)

Loss before equity in net income of subsidiaries	(2,162)	(1,566)	(1,167)

Equity in net income of subsidiaries	7,641	6,049	6,763

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$5,479	$4,483	$5,596

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2017, 2016, and 2015

(Dollars in Thousands)

	2017	2016	2015

Cash Flows from Operating Activities:
Net income	$5,479	$4,483	$5,596
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of subsidiaries	(7,641)	(6,049)	(6,763)
Increase in capital from stock based compensation	398	600	576
Change in other assets	751	(1,033)	2,903
Change in other liabilities	77	(132)	(4,907)
Net cash provided by (used in) operating activities	(936)	(2,131)	(2,595)

Cash Flows from Investing Activities:
Investments in subsidiaries	7,000	11,825	5,839
Net cash paid in acquisitions	—	(19,825)	—
Net cash provided by (used in) investing activities	7,000	(8,000)	5,839
Cash Flows from Financing Activities:
Increase on term borrowing	—	19,799	—
Principal payments on term borrowings	(2,200)	(100)	(100)
Net activity on line of credit	(750)	(7,800)	(550)
Repurchase of common stock	—	(150)	(1,122)
Dividend on common stock	(3,022)	(2,498)	(2,179)
Net cash provided by (used in) financing activities	(5,972)	9,251	(3,951)

Net increase (decrease) in cash and cash equivalents	92	(880)	(707)
Cash and cash equivalents at beginning of period	106	986	1,693

Cash and cash equivalents at end of period	$198	$106	$986

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2017, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2017, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

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

Name	Age	Position

Paul D. Tobias	67	Chairman and Chief Executive Officer

Kelly W. George	50	President

Jesse A. Deering	38	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2018 Annual Meeting of Shareholders under the caption “Executive Officers.”

The information set forth under the captions “Information About Directors and Nominees,” “Director Independence,” “Board of Directors and Committees,” “Indebtedness and Transactions with Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its 2018 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock based compensation plans approved by security holders:
Issued and outstanding:
Restricted stock awards - August 2012	37,125	7.91	—
Restricted stock awards - March 2014	39,580	12.95	—
Restricted stock awards - March 2015	37,730	11.15	—
Restricted stock awards - February 2016	35,733	9.91	—
Restricted stock awards - February 2017	28,427	13.39	—
Shares available for future issuance	—	—	165,299

Total	178,595	$10.98	165,299

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

3.Exhibits

The exhibits required to be filed as part of this Form 10-K are listed in the attached Exhibit Index.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of January 19, 2016, by and between Ellis Bankshares, Inc. and Mackinac Financial Corporation	8-K	000-20167	2.1	1/19/2016
2.2	Stock Purchase Agreement, dated as of May 24, 2016, by and among Mackinac Financial Corporation, the Sellers named therein, and Niagara Bancorporation, Inc.	8-K	000-20167	2.1	5/24/2016
2.3	Agreement and Plan of Merger, dated as of January 16, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	1/16/2018
2.4	First Amendment to Agreement and Plan of Merger Dated as of February 8, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	2/13/2018
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014

10.1	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014
10.2	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.3	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Paul D. Tobias**					*
10.4	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Kelly W. George**					*
10.5	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Jesse A. Deering **					*
10.6	Form of Restricted Stock Unit Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**	8-K	000-20167	10.3	8/13/2012
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante & Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*
32.1	Section 1350 Chief Executive Officer Certification					*
32.2	Section 1350 Chief Financial Officer Certification					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document***					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***					*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***					*

*     Filed herewith.

**   Management compensatory plan, contract, or arrangement.

*** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 15, 2018.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 15, 2018, by the following persons on behalf of the Corporation and in the capacities indicated.  Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Jesse A. Deering, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Jesse A. Deering
Paul D. Tobias — Chairman,	Jesse A. Deering — Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt
David R. Steinhardt — Director