Form 10-Q
period 2018-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2018-05-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of May 13, 2018, there were outstanding 6,340,560 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2018	2017
	(Unaudited)

ASSETS

Cash and due from banks	$40,411	$37,420
Federal funds sold	16	6
Cash and cash equivalents	40,427	37,426

Interest-bearing deposits in other financial institutions	11,391	13,374
Securities available for sale	73,402	75,397
Other securities	500	500
Federal Home Loan Bank stock	3,112	3,112

Loans:
Commercial	579,718	572,936
Mortgage	215,804	220,708
Consumer	16,919	17,434
Total Loans	812,441	811,078
Allowance for loan losses	(5,101)	(5,079)
Net loans	807,340	805,999

Premises and equipment	16,329	16,290
Other real estate held for sale	2,526	3,558
Deferred tax asset	4,674	4,970
Deposit based intangibles	1,860	1,922
Goodwill	5,694	5,694
Other assets	16,674	17,125

TOTAL ASSETS	$983,929	$985,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$143,129	$148,079
NOW, money market, interest checking	260,051	280,309
Savings	63,867	61,097
CDs<$250,000	135,554	142,159
CDs>$250,000	12,738	11,055
Brokered	191,458	175,299
Total deposits	806,797	817,998

Federal funds purchased	10,000	—
Borrowings	80,002	79,552
Other liabilities	5,273	6,417
Total liabilities	902,072	903,967

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 6,332,560 and 6,294,930 respectively	62,080	61,981
Retained earnings	20,493	19,711
Accumulated other comprehensive income (loss)
Unrealized (losses) on available for sale securities	(495)	(71)
Minimum pension liability	(221)	(221)
Total shareholders’ equity	81,857	81,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$983,929	$985,367

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2018	2017
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$10,390	$9,957
Tax-exempt	25	33
Interest on securities:
Taxable	372	399
Tax-exempt	69	79
Other interest income	199	128
Total interest income	11,055	10,596

INTEREST EXPENSE:
Deposits	1,236	959
Borrowings	510	471
Total interest expense	1,746	1,430

Net interest income	9,309	9,166
Provision for loan losses	50	150
Net interest income after provision for loan losses	9,259	9,016

OTHER INCOME:
Deposit service fees	269	272
Income from mortgage loans sold on the secondary market	177	298
SBA/USDA loan sale gains	51	60
Net mortgage servicing (amortization) income	(8)	(8)
Other	125	154
Total other income	614	776

OTHER EXPENSE:
Salaries and employee benefits	4,154	3,797
Occupancy	811	785
Furniture and equipment	531	481
Data processing	504	461
Advertising	195	123
Professional service fees	304	321
Loan origination expenses and deposit and card related fees	126	179
Writedowns and losses on other real estate held for sale	26	12
FDIC insurance assessment	156	157
Telephone	155	157
Transaction related expenses	189	—
Other	777	704
Total other expenses	7,928	7,177

Income before provision for income taxes	1,945	2,615
Provision for income taxes	408	889

NET INCOME	$1,537	$1,726

INCOME PER COMMON SHARE:
Basic	$0.24	$0.28
Diluted	$0.24	$0.28

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Net income	$1,537	$1,726
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	(537)	500
Tax effect	113	(170)
Net change in unrealized gains on available for sale securities	(424)	330

Total comprehensive income	$1,113	$2,056

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income for period	—	—	1,537	—	1,537
Other comprehensive income
Net unrealized loss on securities available for sale	—	—	—	(424)	(424)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,537	(424)	1,113
Stock compensation	—	99	—	—	99
Issuance of common stock:
Restricted stock award vesting	37,630	—	—	—	—
Dividend on common stock	—	—	(755)	—	(755)

Balance, end of period	6,332,560	$62,080	$20,493	$(716)	$81,857

	Three Months Ended
	March 31,
	2017
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income for period	—	—	1,726	—	1,726
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	330	330
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,726	330	2,056
Stock compensation	—	100	—	—	100
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Repurchase of common stock	31,559	—	—	—	—
Dividend on common stock	—	—	(756)	—	(756)

Balance, end of period	6,294,930	$61,683	$18,176	$150	$80,009

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,537	$1,726
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	631	572
Provision for loan losses	50	150
Deferred tax expense, net	408	889
Gain on sale of loans sold in the secondary market	(139)	(298)
Origination of loans held for sale in the secondary market	(8,201)	(15,026)
Proceeds from sale of loans in the secondary market	8,340	15,324
Loss (Gain) on sale of other real estate held for sale	26	(4)
Writedown of other real estate held for sale	—	16
Stock compensation	99	100
Change in other assets	513	1,334
Change in other liabilities	(1,144)	(2,293)
Net cash provided by operating activities	2,120	2,490

Cash Flows from Investing Activities:
Net increase in loans	(1,454)	(5,099)
Net decrease in interest bearing deposits in other financial institutions	1,983	599
Proceeds from maturities, sales, calls or paydowns of securities available for sale	1,336	2,776
Redemption of FHLBI stock	—	192
Capital expenditures	(548)	(536)
Proceeds from sale of other real estate	1,070	740
Net cash provided by (used in) investing activities	2,387	(1,328)

Cash Flows from Financing Activities:
Net decrease in deposits	(11,201)	(1,692)
Net activity on line of credit	1,000	(750)
Increase (decrease) in fed funds purchased	10,000	(3,000)
Principal payments on borrowings	(550)	(550)
Dividend on common stock	(755)	(756)
Net cash used in financing activities	(1,506)	(6,748)

Net increase in cash and cash equivalents	3,001	(5,586)
Cash and cash equivalents at beginning of period	37,426	46,755

Cash and cash equivalents at end of period	$40,427	$41,169

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,746	$1,411
Income taxes	40	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	64	576

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants,or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At March 31, 2018 there were 250,193 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

2.RECENT ACCOUNTING PRONOUNCEMENTS

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Corporation adopted the new guidance on January 1, 2018.  Management’s analysis included: identification of all revenue streams included in the financial statements; determination of scope exclusions to identify “in-scope” revenue streams; determination of size, timing and amount of revenue recognition for in-scope items.  Key revenue streams identified include service charges on deposit accounts, and credit card income.  The new guidance did not have a material impact on the Corporation’s consolidated financial condition or results of operation.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for in the same manner as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 was effective for public companies for interim and annual periods beginning after December 15, 2017.  The Corporation adopted the new guidance on January 1, 2018.  As such, the Corporation reclassified $.500 million of equity securities from available-for-sale securities to other securities on its unaudited condensed consolidated balance sheet.  There were no unrealized gains or losses on those securities that required reclassification from accumulated other comprehensive income to retained earnings.   The Corporation’s adoption of ASU 2016-01 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

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

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718).  ASU 2017-09 applies to entities that change the terms or conditions of a share-based payment award to provide clarity and reduce diversity in practice as well as cost and complexity when applying the guidance in Topic 718 to the modification to the terms and conditions of a share-based payment award.  The updated guidance is effective for interim and annual reporting periods beginning after December 15, 2017.  Implementation of the new guidance did not have any effect on its consolidated financial statements, as there were no changes in terms or conditions of the Corporation’s current share-based compensation programs.  Future changes, should they occur, will be accounted for in accordance with ASU 2017-09.

3.EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2018	2017

(Numerator):
Net income	$1,537	$1,726

(Denominator):
Weighted average shares outstanding	6,304,203	6,270,034
Effect of dilutive stock options, and vesting of restricted stock awards	26,007	10,343
Diluted weighted average shares outstanding	6,330,210	6,280,377
Income per common share:
Basic	$0.24	$0.28
Diluted	$0.24	$0.28

4.INVESTMENT SECURITIES

The Corporation has an investment security portfolio totaling $73.902 million, composed of $73.402 million of available for sale securities and $.500 million of equity securities.  There is no unrealized gain or loss associated with the equity securities.  The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2018

Corporate	$24,289	$101	$(168)	$24,222
US Agencies	16,898	5	(246)	16,657
US Agencies - MBS	11,893	34	(250)	11,677
Obligations of states and political subdivisions	20,948	228	(330)	20,846

Total securities available for sale	$74,028	$368	$(994)	$73,402

December 31, 2017

Corporate	$24,352	$82	$(43)	$24,391
US Agencies	16,935	10	(99)	16,846
US Agencies - MBS	12,830	42	(156)	12,716
Obligations of states and political subdivisions	21,370	307	(233)	21,444

Total securities available for sale	$75,487	$441	$(531)	$75,397

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $4.637 million and $4.536 million, respectively, at March 31, 2018.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,
	2018	2017

Commercial real estate	$411,526	$406,742
Commercial, financial, and agricultural	160,188	156,951
Commercial construction	8,004	9,243
One to four family residential real estate	204,542	209,890
Consumer	16,919	17,434
Consumer construction	11,262	10,818

Total loans	$812,441	$811,078

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016 and Niagara Bancorporation (“Niagara”) on August 31, 2016.    The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  In the first three months of 2018, the Corporation had positive resolution of acquired impaired loans, which resulted in the recognition of approximately $50,000 of accretable interest.  In the first three months of 2017, the Corporation had positive resolution of one PFC acquired impaired loan which resulted in the recognition of approximately $100,000 of accretable interest.

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

The table below details the outstanding balances of the Niagara acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$2,105	$30,555	$32,660
Nonaccretable difference	(265)	—	(265)
Expected cash flows	1,840	30,555	32,395
Accretable yield	(88)	(600)	(688)
Carrying balance at acquisition date	$1,752	$29,955	$31,707

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2018 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821	$38	$281	$319
Accretion	(30)	—	(30)	—	(150)	(150)	—	(54)	(54)
Reclassification from nonaccretable difference	23	—	23	—	—	—	—	—	—
Balance, March 31, 2018	$142	$—	$142	$218	$453	$671	$38	$227	$265

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(100)	(175)	(275)	—	(179)	(179)	—	(72)	(72)
Reclassification from nonaccretable difference	57	—	57	—	—	—	(8)	—	(8)
Balance, March 31, 2017	$239	$467	$706	$236	$1,042	$1,278	$44	$433	$477

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2018 and March 31, 2017 is as follows (dollars in thousands):

	March 31,	March 31,
	2018	2017

Balance, January 1	$5,079	$5,020
Recoveries on loans previously charged off	25	102
Loans charged off	(53)	(126)
Provision	50	150

Balance at end of period	$5,101	$5,146

In the first three months of 2018, net charge-offs were $28,000, compared to net charge-offs of $24,000 in the same period in 2017.   In the first three months of 2018, the Corporation recorded a provision for loan loss of $50,000 compared to a $.150 million provision for loan losses in the first three months of 2017.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	—	—	—	(47)	—	(6)	—	(53)
Recoveries	7	3	1	2	—	12	—	25
Provision	676	965	371	58	—	(7)	(2,013)	50
Ending balance ALLR	$2,333	$1,544	$426	$173	$6	$9	$610	$5,101

Loans:
Ending balance	$411,526	$160,188	$8,004	$204,542	$11,262	$16,919	$—	$812,441
Ending balance ALLR	(2,333)	(1,544)	(426)	(173)	(6)	(9)	(610)	(5,101)
Net loans	$409,193	$158,644	$7,578	$204,369	$11,256	$16,910	$(610)	$807,340

Ending balance ALLR:
Individually evaluated	$362	$310	$—	$—	$—	$—	$—	$672
Collectively evaluated	1,971	1,234	426	173	6	9	610	4,429
Total	$2,333	$1,544	$426	$173	$6	$9	$610	$5,101

Ending balance Loans:
Individually evaluated	$1,568	$1,307	$372	$—	$—	$—	$—	$3,247
Collectively evaluated	408,273	158,881	7,632	203,032	11,215	16,919	—	805,952
Acquired with deteriorated credit quality	1,685	—	—	1,510	47	—	—	3,242
Total	$411,526	$160,188	$8,004	$204,542	$11,262	$16,919	$—	$812,441

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	—	—	—	(49)	—	(77)	—	(126)
Recoveries	34	1	—	61	—	6	—	102
Provision	(19)	35	38	(43)	1	(4)	142	150
Ending balance ALLR	$1,360	$650	$95	$265	$7	$15	$2,754	$5,146

Loans:
Ending balance	$397,192	$144,673	$10,618	$202,654	$12,388	$19,021	$—	$786,546
Ending balance ALLR	(1,360)	(650)	(95)	(265)	(7)	(15)	(2,754)	(5,146)
Net loans	$395,832	$144,023	$10,523	$202,389	$12,381	$19,006	$(2,754)	$781,400

Ending balance ALLR:
Individually evaluated	$525	$394	$38	$3	$—	$5	$—	$965
Collectively evaluated	835	256	57	262	7	10	2,754	4,181
Total	$1,360	$650	$95	$265	$7	$15	$2,754	$5,146

Ending balance Loans:
Individually evaluated	$1,564	$1,464	$382	$403	$—	$22	$—	$3,835
Collectively evaluated	392,409	143,209	8,228	202,196	12,388	18,996	—	777,426
Acquired with deteriorated credit quality	3,219	—	2,008	55	—	3	—	5,285
Total	$397,192	$144,673	$10,618	$202,654	$12,388	$19,021	$—	$786,546

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

Below is a breakdown of loans by risk category as of March 31, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$4,004	$23,121	$160,116	$211,764	$8,514	$4,007	$—	$—	$411,526
Commercial, financial and agricultural	11,622	12,264	52,168	80,536	2,228	1,370	—	—	160,188
Commercial construction	—	289	2,531	1,299	642	372	—	2,871	8,004
One-to-four family residential real estate	—	1,440	2,461	5,874	1,199	2,992	—	190,576	204,542
Consumer construction	—	—	—	—	—	13	—	11,249	11,262
Consumer	—	—	—	26	4	78	—	16,811	16,919

Total loans	$15,626	$37,114	$217,276	$299,499	$12,587	$8,832	$—	$221,507	$812,441

Below is a breakdown of loans by risk category as of December 31, 2017 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,775	$23,929	$159,385	$207,921	$8,700	$4,032	$—	$—	$406,742
Commercial, financial and agricultural	11,528	8,980	53,448	77,964	3,658	1,373	—	—	156,951
Commercial construction	—	308	2,749	1,310	648	374	—	3,854	9,243
One-to-four family residential real estate	—	1,377	2,575	5,449	1,212	3,515	—	195,762	209,890
Consumer construction	—	—	—	—	—	14	—	10,804	10,818
Consumer	—	—	—	28	5	96	—	17,305	17,434

Total loans	$14,303	$34,594	$218,157	$292,672	$14,223	$9,404	$—	$227,725	$811,078

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
March 31, 2018

Commercial real estate	$1,685	$1,568	$3,253	$2,512	$362
Commercial, financial and agricultural	—	1,307	1,307	1,307	310
Commercial construction	—	372	372	372	—
One to four family residential real estate	1,510	—	1,510	2,200	—
Consumer construction	47	—	47	62	—
Consumer	—	—	—	—	—
Total	$3,242	$3,247	$6,489	$6,453	$672

December 31, 2017
Commercial real estate	$1,511	$516	$2,027	$3,326	$168
Commercial, financial and agricultural	—	166	166	326	166
Commercial construction	—	—	—	—	—
One to four family residential real estate	1,621	—	1,621	2,315	—
Consumer construction	17	—	17	66	—
Consumer	21	—	21	21	—
Total	$3,170	$682	$3,852	$6,054	$334

	Individually Evaluated Impaired Loans
	March 31, 2018		December 31, 2017
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$2,919	$56	$2,784	$141
Commercial, financial and agricultural	817	7	246	1
Commercial construction	186	—	—	3
One to four family residential real estate	2,257	30	2,057	134
Consumer construction	64	1	37	—
Consumer	11	—	13	2
Total	$6,254	$94	$5,137	$281

A summary of past due loans at March 31, 2018 and December 31, 2017 is as follows (dollars in thousands):

	March 31,				December 31,
	2018				2017

	30-89 days				30-89 days
	Past Due	90+ days			Past Due	90+ days
	(accruing)	Past Due	Nonaccrual	Total	(accruing)	Past Due	Nonaccrual	Total

Commercial real estate	$664	$—	$1,823	$2,487	$460	$—	$866	$1,326
Commercial, financial and agricultural	—	—	247	247	16	—	338	354
Commercial construction	—	—	13	13	73	—	14	87
One to four family residential real estate	2,387	—	2,181	4,568	3,424	—	1,350	4,774
Consumer construction	—	—	—	—	—	—	—	—
Consumer	17	—	78	95	72	—	—	72

Total past due loans	$3,068	$—	$4,342	$7,410	$4,045	$—	$2,568	$6,613

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

There were no troubled debt restructurings that occurred during the three months ended March 31, 2018 or March 31, 2017.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2018	2017
Loans outstanding, January 1	$10,037	$9,195
Net activity on revolving lines of credit	—	500
Repayment	(123)	(313)

Loans outstanding at end of period	$9,914	$9,382

There were no loans to related parties classified substandard as of March 31, 2018 or March 31, 2017.  In addition to the outstanding balances above, there were unfunded commitments of $.605 million to related parties at March 31, 2018.

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

The deposit based intangible is reported net of accumulated amortization at $1.860 million at March 31, 2018.  Amortization expense in the first three months of 2018 is $62,000.  Amortization expense for the next five years is expected to be at $.250 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2018, the Corporation had obligations to service approximately $195.235 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value which management estimates at $1.737 million On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.57% and a discount rate of 10.17% for March 31, 2018. In 2016, management decided to no longer regularly retain the servicing on mortgage loans sold.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	March 31,	March 31,
	2018	2017
Balance at beginning of period	$1,033	$1,573
Amortization	(108)	(141)

Balance at end of period	$925	$1,432
Balance of loan servicing portfolio	$195,235	$215,730
Mortgage servicing rights as % of portfolio	.47%	.66%

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at March 31, 2018 and March 31, 2017 was approximately $54 million and $55 million, respectively. The Corporation valued these servicing rights at $.102 million as of March 31, 2018 and at $.132 million as of March 31, 2017.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at March 31, 2018 and December 31, 2017 (dollars in thousands):

	2018	2017
Federal Home Loan Bank fixed rate advances	$60,000	$60,000
Correspondent bank line of credit	1,000	—
Correspondent bank term note	18,449	18,999
USDA Rural Development note	553	553

	$80,002	$79,552

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.81% and mature at vaious dates through 2022. They are collateralized at March 31, 2018 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $73.694 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $4.550 million and $4.536 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $3.112 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2018.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consisted of a $5.0 million revolving line of credit and a term note. At March 31, 2018 the line of credit bore interest at a rate of 90-day LIBOR plus 2.75% and had an initial term that expired on April 30, 2018.  The Corporation has since renewed and renegotiated this line of credit.  The revised agreement includes an increase to the maximum amount to $15.0 million, bearing an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The revised line of credit expires on April 30, 2020.  LIBOR at March 31, 2018 was 2.32%.  The term note bears the same interest and matures on April 30, 2019 and requires quarterly principal payments of $.550 million, which began March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.553 million, and guaranteed by the Corporation.

9.DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan in 2014.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan. The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants.  Expected contributions to the Plan in 2018 are $64,000.

The anticipated distributions over the next five years and through December 31, 2027 are detailed in the table below (dollars in thousands):

2018	$133
2019	130
2020	126
2021	125
2022	131
2023-2027	796
Total	$1,441

At March 31, 2018, the plan’s assets had a fair value of $2.191 million and the Corporation had a net unfunded liability of $1.135 million.  The accumulated benefit obligation at March 31, 2018 was $3.331 million.  At March 31, 2017, the plan’s assets had a fair value of $2.049 million and the Corporation had a net unfunded liability of $1.138 million.  The accumulated benefit obligation at March 31, 2017 was $3.187 million.

Assumptions in the actuarial valuation are:

	2018	2017
Weighted average discount rate	3.33%	3.78%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both March 31, 2018 and December 31, 2017.

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
March, 2015	37,730	11.15	4 years
May, 2015	3,000	10.77	Immediate
February, 2016	35,733	9.91	4 years
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years

On August 31, 2013, 2014, 2015 and 2016, the Corporation issued 37,125 shares of its common stock for vested RSAs, in each year. In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSAs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs. In the first quarter of 2017, the Corporation issued 31,559 shares of its common stock for vested RSAs.  In the first quarter of 2018, the Corporation issued 37,630 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2018	87,285	$11.78
Granted during the period	18,643	16.30
Vested during the period	(37,630)	11.94
Nonvested balance at March 31, 2018	68,298	$12.93

11.INCOME TAXES

The Corporation has reported deferred tax assets of $4.674 million at March 31, 2018. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $5.9 million, and $1.7 million, respectively.  Tax credit carryforwards include alternative minimum tax credits and general business credits.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2018 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.408 million for the three months ended March 31, 2018 and $.889 million for the three months ended March 31, 2017.

12.FAIR VALUE MEASUREMENTS

Fair value estimates, methods, and assumptions are set forth below for the Corporation’s financial instruments.  As part of the adoption of ASU 2016-01, the Corporation reviewed its calculations to determine fair values of financial instruments.

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

The following table presents information for financial instruments at March 31, 2018 and December 31, 2017 (dollars in thousands):

		March 31, 2018		December 31, 2017
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$40,427	40,427	$37,426	$37,426
Interest-bearing deposits	Level 2	11,391	11,391	13,374	13,374
Securities available for sale	Level 2	72,402	72,402	74,397	74,397
Securities available for sale	Level 3	1,000	1,000	1,000	1,000
Other securities	Level 3	500	500	500	500
Federal Home Loan Bank stock	Level 2	3,112	3,112	3,112	3,112
Net loans	Level 3	807,340	797,652	805,999	797,726
Accrued interest receivable	Level 3	2,078	2,078	2,276	2,276

Total financial assets		$938,250	$928,562	$938,084	$929,811

Financial liabilities:
Deposits	Level 2	$806,797	772,589	$817,998	$788,632
Borrowings	Level 2	90,002	89,084	79,552	79,242
Accrued interest payable	Level 3	297	297	322	322

Total financial liabilities		$897,096	$861,970	$897,872	$868,196

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2018, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2018 and December 31, 2017 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)	March 31, 2018
Assets

Corporate	$24,222	$—	$24,222	$—	$—
Equity	500	—	—	500	—
US Agencies	16,657	—	16,657	—	—
US Agencies - MBS	11,677	—	11,677	—	—
Obligations of state and political subdivisions	20,846	—	19,846	1,000	—
	$73,902				$—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Corporate	$24,391	$—	$24,391	$—	$—
Equity	500	—	—	500	—
US Agencies	16,846	—	16,846	—	—
US Agencies - MBS	12,716	—	12,716	—	—
Obligations of state and political subdivisions	21,444	—	20,444	1,000	—
	$75,897				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2018, or December 31, 2017 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2018

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2018	(Level 1)	(Level 2)	(Level 3)	March 31, 2018
Assets

Impaired loans	$6,489	$—	$—	$6,489	$—
Other real estate owned	2,526	—	—	2,526	26
					$26

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Impaired loans	$3,852	$—	$—	$3,852	$141
Other real estate held for sale	3,558	—	—	3,558	388
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of March 31, 2018, approximately $25,000 of the total authorization was available for future purchases.

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

	March 31,	December 31,
	2018	2017
Commitments to extend credit:
Variable rate	$68,208	$72,187
Fixed rate	36,518	37,468
Standby letters of credit - Variable rate	7,342	7,753
Credit card commitments - Fixed rate	5,885	5,788

	$117,953	$123,196

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2018 represents $118.458 million, or 20.19%,compared to $119.025 million, or 20.77%, of the commercial loan portfolio on December 31, 2017.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience sotres, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

First Federal of Northern Michigan Bancorp, Inc.

On January 16, 2018, the Corporation announced the signing of a definitive agreement to acquire First Federal of Northern Michigan Bancorp, Inc in Alpena, Michigan (“FFNM”).  FFNM is headquartered in Alpena, Michigan and has assets in excess of $320 million.  As all necessary regulatory and shareholder approvals have been received, and we expect the consummation of this transaction will occur on May 18, 2018.  The final purchase price will depend upon the closing price of the Corporation’s common stock at the time of acquisition.  Shareholder’s of FFNM will be issued shares of the Corporation’s stock.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our anticipated acquisition of First Federal of Northern Michigan.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2018, net deferred tax assets were approximately $4.674 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The following discussion covers results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  It should be noted that there may be non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the Corporation.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2017.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded first quarter 2018 net income of $1.537 million, or $.24 per share, compared to net income of $1.726 million, or $.28 per share for the first quarter of 2017. The 2018 results were impacted by expenses related to the FFNM acquisition, as well as costs incurred in connection with the consolidation of two Southeast Michigan offices for long-term efficiencies.  Exclusion of these one-time costs resulted in adjusted net income for the first quarter of 2018 of $1.737 million or $.28 per share.

Weighted average shares outstanding for the three month period in 2018 totaled 6,304,203, compared to 6,270,034  shares in the same period of 2017.

The net interest margin for the first quarter of 2018 was $9.309 million, or 4.19%, compared to $9.166 million, or 4.19%, in the first quarter of 2017.

Total assets of the Corporation at March 31, 2018 were $983.929 million, down by $1.438 million, or 1.46%, from the $985.367 million in total assets reported at year-end 2017.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $3.001 million during the three months of 2018, compared to 2017 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $1.995 million from December 31, 2017 to March 31, 2018, with the balance on March 31, 2018 totaling $73.902 million.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of March 31, 2018, investment securities with an estimated fair value of $4.536 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first three months of 2018, loan balances increased by $1.363 million from December 31, 2017 balances of $811.078 million.  During the first three months of 2018, the Bank had total loan production of $44.971 million, which included $8.201 million of secondary market loan production.  The increase in loan production, however, was offset by loan amortization and pay-offs of $37.512 million.

Management believes a properly positioned loan portfolio provides the most attractive earning asset yield available to the Corporation and, with a diligent loan approval process and exception reporting, management can effectively manage the risk in the loan portfolio.  Management intends to continue to pursue loan growth within its markets for mortgage, consumer, and commercial loan products while concentrating on loan quality, industry concentration issues, and competitive pricing. The Corporation is highly competitive in structuring loans to meet borrowing needs, while maintaining strong underwriting requirements.

Following is a summary of the loan portfolio at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of
	2018	Total	2017	Total

Commercial real estate	$411,526	50.64%	$406,742	50.15%
Commercial, financial, and agricultural	160,188	19.72	156,951	19.35
One to four family residential real estate	204,542	25.18	209,890	25.88
Consumer construction	11,262	1.39	10,818	1.33
Commercial construction	8,004	0.99	9,243	1.14
Consumer	16,919	2.08	17,434	2.15
Total loans	$812,441	100.00%	$811,078	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31, 2018			December 31, 2017
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	118,458	20.43%	144.71%	119,025	20.77%	146.22%
Hospitality and tourism	75,046	12.95	91.68	75,228	13.13	92.42
Lessors of residential buildings	33,127	5.71	40.47	33,032	5.77	40.58
Gasoline stations and convenience stores	21,771	3.76	26.60	21,176	3.70	26.01
Logging	16,628	2.87	20.31	17,554	3.06	21.57
Commercial construction	8,004	1.38	9.78	9,243	1.61	11.36
Other	306,684	52.90	374.66	297,678	51.96	365.70
Total Commercial Loans	$579,718	100.00%		$572,936	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of March 31, 2018.  The current concentration of real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2018, our residential loan portfolio totaled $215.804 million, or 26.56%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2018	2017

Nonperforming Assets:
Nonaccrual loans	$4,165	$2,388
Loans past due 90 days or more	—	—
Restructured loans on nonaccrual	177	180
Total nonperforming loans	4,342	2,568
Other real estate owned	2,526	3,558
Total nonperforming assets	$6,868	$6,126
Nonperforming loans as a % of loans	0.53%	0.32%
Nonperforming assets as a % of assets	0.70%	0.62%
Reserve for Loan Losses:
At period end	$5,101	$5,079
As a % of outstanding loans	.63%	.64%
As a % of nonperforming loans	117.48%	197.78%
As a % of nonaccrual loans	122.47%	212.69%
Texas Ratio	6.87%	7.77%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	March 31, 2018	December 31, 2017

Total loans, at period end	$812,441	811,078
Average loans for the period	$810,688	$795,532

	For the Period Ended
	Three Months Ended	Twelve Months Ended
	March 31, 2018	December 31, 2017

Net charge-offs during the period	$28	566
Net charge-offs to average loans, annualized	.01%	.07%

Management seeks to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2017 independent review provided findings similar to management with respect to credit quality.  In 2018, the Corporation will once again utilize a consultant for loan review.

As of March 31, 2018, the allowance for loan losses represented .63% of total loans.  At March 31, 2018, the allowance included specific reserves in the amount of $.672 million, as compared to specific reserves of $.334 million at December 31, 2017.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2018	December 31, 2017

Balance at beginning of period	$3,558	$4,782
Other real estate transferred from loans due to foreclosure	64	2,147
Proceeds from sale of other real estate	(1,070)	(2,983)
Writedowns on other real estate held for sale	—	(307)
Loss on other real estate held for sale	(26)	(81)

Balance at end of period	$2,526	$3,558

During the first three months of 2018, the Corporation received real estate in lieu of loan payments of $64,000.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an decrease in deposits in the first three months of 2018.  Total deposits decreased by $11.201 million, or 1.37%, in the first three months of 2018.  The decrease in deposits for the first three months of 2018 is composed of a decrease in core deposits of $29.043 million and an increase in noncore deposits of $17.842 million.  The decrease in core deposits is largely a result of seasonality inherent in our overall deposit portfolio.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing, which will remain important as we move through the current rate cycle to protect our margin.  This focus on deposits has become especially important with changing client banking habits and demographics, as well as customer desire for more electronic and mobile based banking products and services.  It is the intent of management to focus on growing core deposit levels, as the comparatively inexpensive deposits, in relation to wholesale deposit sources, will continue to prove valuable as rates continue to increase.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,
	2018	% of Total	2017	% of Total

Noninterest bearing	$143,129	17.74%	$148,079	18.10%
NOW, money market, checking	260,051	32.23	280,309	34.27
Savings	63,867	7.92	61,097	7.47
Certificates of Deposit <$250,000	135,554	16.80	142,159	17.38
Total core deposits	602,601	74.69	631,644	77.22

Certificates of Deposit >$250,000	12,738	1.58	11,055	1.35
Brokered CDs	191,458	23.73	175,299	21.43
Total non-core deposits	204,196	25.31	186,354	22.78

Total deposits	$806,797	100.00%	$817,998	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2018, this source of funding totaled $60 million and the Corporation secured this funding by pledging loans and investments.  The $60 million of

FHLB borrowings have a weighted average maturity of 1.96 years and a weighted average interest rate of 1.81% at March 31, 2018.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.553 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consisted of a revolving line of credit and a term note. At March 31, 2018 the line of credit bore interest at a rate of LIBOR plus 2.75% and has an initial term that expired on April 30, 2018.  The Corporation has since renewed and renegotiated this line of credit.  The revised agreement includes an increase to the maximum amount to $15.0 million, bearing an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The revised line of credit expires on April 30, 2020.  LIBOR was 2.32% at March 31, 2018.  The term note had a balance of $18.449 million at March 31, 2018 and bears the same interest as the line of credit, and matures on April 30, 2019 and requires quarterly principal payments of $550,000 which began in March 31, 2017.  This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $.457 million from December 31, 2017 to March 31, 2018.  Contributing to the increase in shareholders’ equity was net income of $1.537 million, offset by a reduction for cash dividends on common stock of $.755 million,  an increase due to stock compensation of $99,000, and a decrease in the market value of securities of $.424 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income of $1.537 million, or $.24 per share, in the first three months of 2018, compared to $1.726 million, or $.28 per share, for the first three months of 2017.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest margin on a fully taxable equivalent basis amounted to $9.352 million, 4.21% of average earning assets, in the first three months of 2018, compared to $9.223 million, and 4.21% of average earning assets, in the first three months of 2017.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2018-2017
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	2018	2017	Variance	Variance	Variance	Variance

Loans (1,2,3)	$810,688	$782,477	$28,211	5.22%	5.19%	$10,426	$10,007	$419	$361	$56	$2
Taxable securities	61,212	70,954	(9,742)	2.46	2.28	372	399	(27)	(55)	32	(4)
Nontaxable securities (2)	13,781	14,923	(1,142)	2.97	3.26	101	120	(19)	(9)	(11)	1
Federal funds sold	12	2,899	(2,887)	.57	0.42	—	3	(3)	(3)	1	(1)
Other interest-earning assets	15,766	16,615	(849)	5.12	3.05	199	125	74	(6)	85	(5)
Total earning assets	901,459	887,868	13,591	4.99	4.87	11,098	10,654	444	288	163	(7)
Reserve for loan losses	(5,072)	(5,018)	(54)
Cash and due from banks	37,244	43,374	(6,130)
Fixed Assets	16,274	15,945	329
Other Real Estate	3,130	4,326	(1,196)
Other assets	29,644	33,995	(4,351)
Total assets	$982,679	$980,490	$2,189

NOW and money market deposits	$204,493	$221,154	$(16,661)	.40	.33	$201	$179	$22	$(13)	$38	$(3)
Interest checking	67,569	67,604	(35)	.15	.15	25	25	—	—	—	—
Savings deposits	61,646	58,938	2,708.07		.07	10	10	—	—	—	—
Certificates of deposit	149,849	147,283	2,566	1.11	.85	410	309	101	5	94	2
Brokered deposits	178,840	173,166	5,674	1.34	1.02	590	437	153	14	134	5
Borrowings	90,178	70,194	19,984	2.29	2.72	510	471	39	134	(74)	(21)
Total interest-bearing liabilities	752,575	738,339	14,236.94		.79	1,746	1,431	315	140	192	(17)
Demand deposits	142,695	157,164	(14,469)
Other liabilities	5,515	5,694	(179)
Shareholders’ equity	81,894	79,293	2,601
Total liabilities and shareholders’ equity	$982,679	$980,490	$2,189
Rate spread				4.05%	4.08%
Net interest margin/revenue				4.21%	4.21%	$9,352	$9,223	$129	$148	$(29)	$10

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

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

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first three months of 2018, the Corporation recorded a loan loss provision of $50,000, compared to $150,000 in the first three months of 2017.  There were net charge-offs of $28,000 in the first three months of 2018, compared to net charge-offs of $24,000 for the same period in 2017.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $.614 million in the first three months of 2018, compared to $.776 million in the same period in 2017.  The decrease year over year was largely a result of decreased income from loans sold in the secondary market.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2018	2017	Dollars	Percent

Deposit service fees	$269	$272	$(3)	-1.10%
Income from loans sold in the secondary market	177	298	(121)	(40.60)
SBA/USDA loan sale gains	51	60	(9)	(15.00)
Net mortgage servicing (amortization) income	(8)	(8)	—	-
Other noninterest income	125	154	(29)	(18.83)

Total other income	$614	$776	$(162)	-20.88%

Other Expense

For the first three months of 2018, the Corporation recorded other expenses of $7.928 million, compared to $7.177 million in 2017, an increase of $.751 million.  This increase came in salaries and benefits as well as expenses related to the pending acquisition of FFNM.  The increase in salaries and benefits and other customary operating expenses are necessary to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three months ended March 31, 2018 and 2017 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2018	2017	Dollars	Percentage

Salaries and employee benefits	$4,154	$3,797	$357	9.40%
Occupancy	811	785	26	3.31
Furniture and equipment	531	481	50	10.40
Data processing	504	461	43	9.33
Advertising	195	123	72	58.54
Professional service fees	304	321	(17)	(5.30)
Loan origination expenses and deposit and card related fees	126	179	(53)	(29.61)
Writedowns and losses on other real estate held for sale	26	12	14	116.67
FDIC insurance assessment	156	157	(1)	(0.64)
Telephone	155	157	(2)	(1.27)
Transaction related expenses	189	—	189	N/A
Other	777	704	73	10.37
Total other expense	$7,928	$7,177	$751	10.46%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the three months ended March 31, 2018 of $.408 million, compared to $.889 million a year earlier.  The majority of this decrease is a result of the reduction in corporate tax rates under the Tax Cuts and Jobs Act enacted late in 2017.

The Corporation has reported deferred tax assets of $4.674 million at March 31, 2018.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $5.9 million and $1.7 million, respectively.  Tax credit carryforwards include alternative minimum tax credits and general business credits.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2018 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.476 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

LIQUIDITY

We define liquidity as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and make payments on existing borrowing commitments.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available for sale investment portfolio, FHLB borrowings and brokered deposits.  As a final source of liquidity, the Bank can exercise existing credit arrangements.

Current balance sheet liquidity consists of $40.427 million in cash and cash equivalents and $69.366 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first three months of 2018, the Corporation increased cash and cash equivalents by $3.001 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first three months of 2018, the Bank paid dividends to the Corporation of $2.000 million. Bank capital after the payment of this dividend remained strong and above the “well capitalized” level for regulatory purposes. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at March 31, 2018 of $4.000 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At March 31, 2018, the Bank’s core deposits in relation to total funding were 75% compared to 77% at December 31, 2017.  These ratios indicate that at March 31, 2018, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2018, the Bank had $53 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets.  Management continually evaluates deposit products it offers in order to remain competitive in its goal of increasing core deposits. The Corporation also has the ability to augment local deposit growth efforts with wholesale CD funding.

REGULATORY CAPITAL

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of March 31, 2018, the Corporation is adequately capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2018 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$75,411	9.4%	>	$63,996	>	8.0%	>	$79,996	>	10.0%
mBank	$93,782	11.7%	>	$77,605	>	8.0%	>	$97,006	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$70,310	8.8%	>	$47,997	>	6.0%	>	$63,996	>	8.0%
mBank	$88,722	11.1%	>	$58,204	>	6.0%	>	$77,605	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$70,310	8.8%	>	$35,998	>	4.5%	>	$51,997	>	6.5%
mBank	$88,722	11.1%	>	$43,653	>	4.5%	>	$63,054	>	6.5%

Tier 1 capital to average assets:
Consolidated	$70,310	7.3%	>	$38,804	>	4.0%	>	$48,504	>	5.0%
mBank	$88,722	9.2%	>	$31,990	>	4.0%	>	$39,988	>	5.0%

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

As of March 31, 2018, the Corporation had established interest rate floors on approximately $137.957 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $60.716 million of the “floor rate” loan balances will reprice with a 25 basis point increase on the prime rate, with another $115.137 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $73.902 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of March 31, 2018.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at March 31, 2018 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$265,249	200,021	337,861	9,310	$812,441
Securities	10,751	2,969	41,328	18,854	73,902
Other (1)	7,360	3,555	3,357	247	14,519

Total interest-earning assets	283,360	206,545	382,546	28,411	900,862

Interest-bearing obligations:
NOW, money market, savings and interest checking	323,918	—	—	—	323,918
Time deposits	21,187	57,420	67,913	1,772	148,292
Brokered CDs	78,035	105,921	7,502	—	191,458
Borrowings	1,000	21,727	57,113	162	80,002

Total interest-bearing obligations	424,140	185,068	132,528	1,934	743,670

Gap	$(140,780)	$21,477	$250,018	$26,477	$157,192

Cumulative gap	$(140,780)	$(119,303)	$130,715	$157,192

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at March 31, 2018, the Corporation had a cumulative liability sensitivity gap position of $119.303 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2017, the Corporation had a cumulative liability sensitivity gap position of $113.098 million within the one-year time frame.

The borrowings in the gap analysis include $60.000 million of FHLB advances that have a weighted average maturity of 1.96 years and a weighted average rate of 1.81%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The shares reported in the table below are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of March 31, 2018 there remains $25,335 to be utilized under the current authorizations. As presented below, there were no purchases during the first quarter of 2018.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2018	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)