Form 10-Q
period 2018-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2018-08-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of August 13, 2018, there were outstanding 10,712,745 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

Cash and due from banks	$64,874	$37,420
Federal funds sold	15	6
Cash and cash equivalents	64,889	37,426

Interest-bearing deposits in other financial institutions	10,873	13,374
Securities available for sale	114,182	75,397
Other securities	500	500
Federal Home Loan Bank stock	4,860	3,112

Loans:
Commercial	684,725	572,936
Mortgage	299,450	220,708
Consumer	19,202	17,434
Total Loans	1,003,377	811,078
Allowance for loan losses	(5,141)	(5,079)
Net loans	998,236	805,999

Premises and equipment	21,790	16,290
Other real estate held for sale	2,461	3,558
Deferred tax asset	8,000	4,970
Deposit based intangibles	4,504	1,922
Goodwill	20,389	5,694
Other assets	23,411	17,125

TOTAL ASSETS	$1,274,095	$985,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$220,176	$148,079
NOW, money market, interest checking	337,344	280,309
Savings	106,022	61,097
CDs<$250,000	181,352	142,159
CDs>$250,000	18,930	11,055
Brokered	151,677	175,299
Total deposits	1,015,501	817,998

Federal funds purchased	10,000	—
Borrowings	91,747	79,552
Other liabilities	7,980	6,417
Total liabilities	1,125,228	903,967

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,712,745 and 6,294,930 respectively	128,880	61,981
Retained earnings	19,602	19,711
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	606	(71)
Minimum pension liability	(221)	(221)
Total shareholders’ equity	148,867	81,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,274,095	$985,367

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$12,071	$10,260	$22,461	$20,217
Tax-exempt	31	19	56	52
Interest on securities:
Taxable	560	396	932	795
Tax-exempt	79	75	148	154
Other interest income	197	116	396	244
Total interest income	12,938	10,866	23,993	21,462

INTEREST EXPENSE:
Deposits	1,602	1,054	2,838	2,013
Borrowings	523	493	1,033	964
Total interest expense	2,125	1,547	3,871	2,977

Net interest income	10,813	9,319	20,122	18,485
Provision for loan losses	100	50	150	200
Net interest income after provision for loan losses	10,713	9,269	19,972	18,285

OTHER INCOME:
Deposit service fees	323	268	592	540
Income from mortgage loans sold on the secondary market	277	316	454	614
SBA/USDA loan sale gains	83	89	134	149
Net mortgage servicing amortization	(2)	(9)	(10)	(17)
Other	182	131	307	285
Total other income	863	795	1,477	1,571

OTHER EXPENSE:
Salaries and employee benefits	4,923	3,658	9,077	7,455
Occupancy	928	776	1,739	1,561
Furniture and equipment	644	544	1,175	1,025
Data processing	586	489	1,090	950
Advertising	192	174	387	297
Professional service fees	397	405	701	726
Loan origination expenses and deposit and card related fees	148	155	274	334
Writedowns and losses on other real estate held for sale	40	243	66	255
FDIC insurance assessment	187	189	343	346
Telephone	152	134	307	291
Transaction related expenses	1,976	—	2,165	—
Other	904	750	1,681	1,454
Total other expenses	11,077	7,517	19,005	14,694

Income before provision for income taxes	499	2,547	2,444	5,162
Provision for income taxes	103	867	511	1,756

NET INCOME	$396	$1,680	$1,933	$3,406

INCOME PER COMMON SHARE:
Basic	$0.05	$0.27	$0.27	$0.54
Diluted	$0.05	$0.27	$0.27	$0.54

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net income	$396	$1,680	$1,933	$3,406
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	1,392	424	857	924
Tax effect	(292)	(144)	(180)	(314)
Net change in unrealized gains on available for sale securities	1,100	280	677	610

Total comprehensive income	$1,496	$1,960	$2,610	$4,016

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income for period	—	—	1,933	—	1,933
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	677	677
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	1,933	677	2,610
Stock compensation	—	274	—	—	274
Issuance of common stock:
Restricted stock award vesting	45,630	—	—	—	—
FFNM acquisition	2,146,378	34,101	—	—	34,101
Capital raise, net of offering costs	2,225,807	32,524	—	—	32,524
Dividend on common stock	—	—	(2,042)	—	(2,042)

Balance, end of period	10,712,745	$128,880	$19,602	$385	$148,867

	Six Months Ended
	June 30,
	2017
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income for period	—	—	3,406	—	3,406
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	610	610
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	3,406	610	4,016
Stock compensation	—	199	—	—	199
Issuance of common stock:
Restricted stock award vesting	31,559	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(1,511)	—	(1,511)

Balance, end of period	6,294,930	$61,782	$19,101	$430	$81,313

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$1,933	$3,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,298	1,173
Provision for loan losses	150	200
Deferred tax expense, net	511	1,756
Gain on sales/calls of securities	—	—
Gain on sale of loans sold in the secondary market	(454)	(614)
Origination of loans held for sale in the secondary market	(20,613)	(30,012)
Proceeds from sale of loans in the secondary market	21,067	30,626
Loss on sale of other real estate held for sale	19	2
Writedown of other real estate held for sale	47	253
Stock compensation	274	199
Change in other assets	1,191	1,529
Change in other liabilities	34	(1,952)
Net cash provided by operating activities	5,457	6,566

Cash Flows from Investing Activities:
Net increase in loans	(7,343)	(9,420)
Net increase (decrease) in interest bearing deposits in other financial institutions	2,501	(265)
Purchase of securities available for sale	(1,063)	—
Proceeds from maturities, sales, calls or paydowns of securities available for sale	58,760	4,781
Redemption of FHLBI stock	—	192
Capital expenditures	(1,484)	(1,716)
Purchase additional FHLBI stock	—	(531)
Acquisition of FFNM	13,267	—
Proceeds from sale of other real estate, premises and fixed assets	1,624	949
Net cash provided by (used in) investing activities	66,262	(6,010)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(56,212)	24,733
Net activity on line of credit	(1,000)	545
Increase (decrease) in fed funds purchased	10,000	(6,000)
New term debt issuance	—	25,000
Principal payments on borrowings	(27,527)	(1,100)
Proceeds of common stock offering	32,524	—
Dividend on common stock	(2,041)	(1,511)
Net cash used in financing activities	(44,256)	41,667

Net increase in cash and cash equivalents	27,463	42,223
Cash and cash equivalents at beginning of period	37,426	46,755

Cash and cash equivalents at end of period	$64,889	$88,978

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$3,777	$2,968
Income taxes	625	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	400	659

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month periods ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

In order to properly reflect some categories of other income and other expenses, reclassifications of expense and income items have been made to prior period numbers.  The “net” other income and other expenses were unchanged by these reclassifications.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period.  Actual results could differ from those estimates.  Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, the valuation of foreclosed real estate, deferred tax assets, mortgage servicing rights, the assessment of goodwill for impairment, and the fair value of assets and liabilities acquired in business combinations.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants,or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At June 30, 2018 there were 247,279 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for in the same manner as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 was effective for public companies for interim and annual periods beginning after June 30, 2018.  The Corporation adopted the new guidance on January 1, 2018.  As such, the Corporation reclassified $.500 million of equity securities from available-for-sale securities to other securities on its unaudited condensed consolidated balance sheet.  There were no unrealized gains or losses on those securities that required reclassification from accumulated other comprehensive income to retained earnings.   The Corporation’s adoption of ASU 2016-01 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with the right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance will be effective for the Corporation’s year ending December 31, 2019 and will be applied using modified retrospective transition method to the beginning of the earliest period presented.  The effect of applying the new lease guidance on the financial statements should be determined soon.

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

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement.  The amendment in ASU 2017-07 requires thtat the service cost component be disaggregated from other components of net periodic benefit cost in the income statement. ASU 2017-07 is effective for public companies for interim and annual periods beginning after December 15, 2017.  Implementation of the new guidance did not have a material effect on the Corporation’s consolidated financial condition and result of operations.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017

(Numerator):
Net income	$396	$1,680	$1,933	$3,406

(Denominator):
Weighted average shares outstanding	7,769,720	6,294,930	7,041,010	6,282,550
Effect of dilutive stock options, and vesting of restricted stock awards	39,298	12,953	33,622	15,965
Diluted weighted average shares outstanding	7,809,018	6,307,883	7,074,632	6,298,515
Income per common share:
Basic	$0.05	$0.27	$0.27	$0.54
Diluted	$0.05	$0.27	$0.27	$0.54

4.INVESTMENT SECURITIES

At June 30, 2018 the Corporation has an investment security portfolio totaling $114.682 million, composed of $114.182 million of available for sale securities and $.500 million of equity securities.  There is no unrealized gain or loss associated with the equity securities.  The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2018

Corporate	$19,466	$32	$(191)	$19,307
US Agencies	14,948	444	(290)	15,102
US Agencies - MBS	33,770	596	(273)	34,093
Obligations of states and political subdivisions	45,231	656	(207)	45,680

Total securities available for sale	$113,415	$1,728	$(961)	$114,182

December 31, 2017

Corporate	$24,352	$82	$(43)	$24,391
US Agencies	16,935	10	(99)	16,846
US Agencies - MBS	12,830	42	(156)	12,716
Obligations of states and political subdivisions	21,370	307	(233)	21,444

Total securities available for sale	$75,487	$441	$(531)	$75,397

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $44.646 million and $43.280 million, respectively, at June 30, 2018.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,
	2018	2017

Commercial real estate	$478,798	$406,742
Commercial, financial, and agricultural	185,032	156,951
Commercial construction	20,895	9,243
One to four family residential real estate	284,041	209,890
Consumer	19,202	17,434
Consumer construction	15,409	10,818

Total loans	$1,003,377	$811,078

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016 and First Federal of Northern Michigan Bancorp (“FFNM”) on May 18, 2018.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, the Niagara acquired impaired loans totaled $2.105 million, and the FFNM acquired impaired loans totaled $5.440 million.  In the first six months of 2018, the Corporation had positive resolution of acquired impaired loans, which resulted in the recognition of approximately $30,000 of accretable interest.  In the first six months of 2017, the Corporation had positive resolution of one PFC acquired impaired loan which resulted in the recognition of approximately $100,000 of accretable interest.

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

The table below details the outstanding balances of the FFNM acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$5,440	$187,302	$192,742
Nonaccretable difference	(2,100)	—	(2,100)
Expected cash flows	3,340	187,302	190,642
Accretable yield	(700)	(4,498)	(5,198)
Carrying balance at acquisition date	$2,640	$182,804	$185,444

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2018 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821
Accretion	(30)	—	(30)	—	(297)	(297)
Reclassification from nonaccretable difference	23	—	23	—	—	—
Balance, June 30, 2018	$142	$—	$142	$218	$306	$524

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$38	$281	$319	$—	$—	$—
Acquisition activity	—	—	—	700	4,498	5,198
Accretion	—	(108)	(108)	—	(83)	(83)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Balance, June 30, 2018	$38	$173	$211	$700	$4,415	$5,115

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(100)	(350)	(450)	—	(313)	(313)	—	(114)	(114)
Reclassification from nonaccretable difference	32	—	32	—	—	—	(8)	—	(8)
Balance, June 30, 2017	$214	$292	$506	$236	$908	$1,144	$44	$391	$435

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2018 and June 30, 2017 is as follows (dollars in thousands):

	June 30,	June 30,
	2018	2017

Balance, January 1	$5,079	$5,020
Recoveries on loans previously charged off	264	168
Loans charged off	(352)	(255)
Provision	150	200

Balance at end of period	$5,141	$5,133

In the first six months of 2018, net charge-offs were $88,000, compared to net charge-offs of $87,000 in the same period in 2017.   In the first six months of 2018, the Corporation recorded a provision for loan loss of $.150 million compared to a $.200 million provision for loan losses in the first six months of 2017.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,127	$547	$54	$173	$6	$9	$3,185	$5,101
Charge-offs	(1)	(128)	—	(100)	—	(70)	—	(299)
Recoveries	23	156	—	50	—	10	—	239
Provision	319	(80)	(1)	157	1	60	(356)	100
Ending balance ALLR	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141

Six Months Ended June 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	(1)	(128)	—	(147)	—	(76)	—	(352)
Recoveries	30	159	1	52	—	22	—	264
Provision	(211)	(112)	(2)	215	1	53	206	150
Ending balance ALLR	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141

At June 30, 2018
Loans:
Ending balance	$478,798	$185,032	$20,895	$284,041	$15,409	$19,202	$—	$1,003,377
Ending balance ALLR	(1,468)	(495)	(53)	(280)	(7)	(9)	(2,829)	(5,141)
Net loans	$477,330	$184,537	$20,842	$283,761	$15,402	$19,193	$(2,829)	$998,236

Ending balance ALLR:
Individually evaluated	$500	$264	$—	$—	$—	$—	$—	$764
Collectively evaluated	968	231	53	280	7	9	2,829	4,377
Total	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141

Ending balance Loans:
Individually evaluated	$2,447	$1,324	$372	$—	$—	$—	$—	$4,143
Collectively evaluated	467,159	183,535	20,523	281,144	15,364	19,117	—	986,842
Acquired with deteriorated credit quality	9,192	173	—	2,897	45	85	—	12,392
Total	$478,798	$185,032	$20,895	$284,041	$15,409	$19,202	$—	$1,003,377

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,360	$650	$95	$265	$7	$15	$2,754	$5,146
Charge-offs	—	(93)	—	—	—	(36)	—	(129)
Recoveries	28	3	—	1	1	33	—	66
Provision	75	135	—	(7)	(2)	3	(154)	50
Ending balance ALLR	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133

Six Months Ended June 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	—	(93)	—	(49)	—	(113)	—	(255)
Recoveries	62	4	—	62	1	39	—	168
Provision	56	170	38	(50)	(1)	(1)	(12)	200
Ending balance ALLR	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133

At June 30, 2017
Loans:
Ending balance	$397,655	$151,588	$10,145	$200,771	$11,535	$19,059	$—	$790,753
Ending balance ALLR	(1,463)	(695)	(95)	(259)	(6)	(15)	(2,600)	(5,133)
Net loans	$396,192	$150,893	$10,050	$200,512	$11,529	$19,044	$(2,600)	$785,620

Ending balance ALLR:
Individually evaluated	$525	$415	$38	$39	$—	$5	$—	$1,022
Collectively evaluated	938	280	57	220	6	10	2,600	4,111
Total	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133

Ending balance Loans:
Individually evaluated	$1,536	$1,456	$381	$733	$—	$5	$—	$4,111
Collectively evaluated	393,322	150,132	9,764	198,400	11,482	19,054	—	782,154
Acquired with deteriorated credit quality	2,797	—	—	1,638	53	—	—	4,488
Total	$397,655	$151,588	$10,145	$200,771	$11,535	$19,059	$—	$790,753

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

Below is a breakdown of loans by risk category as of June 30, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$10,788	$24,122	$176,912	$248,143	$16,215	$2,618	$—	$—	$478,798
Commercial, financial and agricultural	11,434	8,990	64,757	95,680	2,808	1,363	—	—	185,032
Commercial construction	471	284	3,934	6,858	639	371	—	8,338	20,895
One-to-four family residential real estate	—	1,358	2,509	6,191	1,138	3,068	—	269,777	284,041
Consumer construction	—	—	—	—	—	12	—	15,397	15,409
Consumer	—	—	—	25	3	21	—	19,153	19,202

Total loans	$22,693	$34,754	$248,112	$356,897	$20,803	$7,453	$—	$312,665	$1,003,377

Below is a breakdown of loans by risk category as of December 31, 2017 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,775	$23,929	$159,385	$207,921	$8,700	$4,032	$—	$—	$406,742
Commercial, financial and agricultural	11,528	8,980	53,448	77,964	3,658	1,373	—	—	156,951
Commercial construction	—	308	2,749	1,310	648	374	—	3,854	9,243
One-to-four family residential real estate	—	1,377	2,575	5,449	1,212	3,515	—	195,762	209,890
Consumer construction	—	—	—	—	—	14	—	10,804	10,818
Consumer	—	—	—	28	5	96	—	17,305	17,434

Total loans	$14,303	$34,594	$218,157	$292,672	$14,223	$9,404	$—	$227,725	$811,078

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
June 30, 2018

Commercial real estate	$9,192	$2,447	$11,639	$10,549	$500
Commercial, financial and agricultural	173	1,324	1,497	1,700	264
Commercial construction	—	372	372	372	—
One to four family residential real estate	2,897	—	2,897	3,809	—
Consumer construction	45	—	45	105	—
Consumer	85	—	85	104	—
Total	$12,392	$4,143	$16,535	$16,639	$764

December 31, 2017
Commercial real estate	$1,511	$516	$2,027	$3,326	$168
Commercial, financial and agricultural	—	166	166	326	166
Commercial construction	—	—	—	—	—
One to four family residential real estate	1,621	—	1,621	2,315	—
Consumer construction	17	—	17	66	—
Consumer	21	—	21	21	—
Total	$3,170	$682	$3,852	$6,054	$334

	Individually Evaluated Impaired Loans
	June 30, 2018		December 31, 2017
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$3,269	$96	$2,784	$141
Commercial, financial and agricultural	826	34	246	1
Commercial construction	186	11	—	—
One to four family residential real estate	2,141	53	2,057	134
Consumer construction	63	2	37	3
Consumer	20	1	13	2
Total	$6,505	$197	$5,137	$281

A summary of past due loans at June 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	June 30,				December 31,
	2018				2017

	30-89 days				30-89 days
	Past Due	90+ days			Past Due	90+ days
	(accruing)	Past Due	Nonaccrual	Total	(accruing)	Past Due	Nonaccrual	Total

Commercial real estate	$1,443	$—	$1,231	$2,674	$460	$—	$866	$1,326
Commercial, financial and agricultural	482	—	334	816	16	—	338	354
Commercial construction	56	—	645	701	73	—	14	87
One to four family residential real estate	2,398	—	2,794	5,192	3,424	—	1,350	4,774
Consumer construction	—	—	—	—	—	—	—	—
Consumer	39	—	21	60	72	—	—	72

Total past due loans	$4,418	$—	$5,025	$9,443	$4,045	$—	$2,568	$6,613

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

There was one troubled debt restructuring that occurred during the six months ended June 30, 2018 and no troubled debt restructurings during the six months ended June 30, 2017.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2018	2017
Loans outstanding, January 1	$10,037	$9,195
Net activity on revolving lines of credit	—	561
Repayment	(1,143)	(386)

Loans outstanding at end of period	$8,894	$9,370

There were no loans to related parties classified substandard as of June 30, 2018 or June 30, 2017.  In addition to the outstanding balances above, there were unfunded commitments of $.756 million to related parties at June 30, 2018.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.  During 2016, the Corporation recorded $1.839 million of goodwill and $.993 million of deposit based intangible assets associated with the acquisition of Eagle River.  Also in 2016, the Corporation recorded $50,000 of goodwill and $.300 million of deposit based intangible assets associated with the acquisition of Niagara.  In connection with the acquisition of FFNM in May of 2018, th Corporation recorded, on a preliminary basis, $14.695 million of goodwill and $2.729 million of deposit based intangible assets.

The deposit based intangible asset is reported net of accumulated amortization at $4.504 million at June 30, 2018.  Amortization expense in the first six months of 2018 is $.148 million.  Amortization expense for the next five years is expected to be at $.523 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2018, the Corporation had obligations to service approximately $292.739 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value which management estimates at $1.737 million. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.57% and a discount rate of 10.17% for June 30, 2018. During 2016, management decided to no longer regularly retain the servicing on mortgage loans sold.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	June 30,	June 30,
	2018	2017
Balance at beginning of period	$1,033	$1,573
Additions from loans sold with servicing retained	—	44
Acquired MSRs	386	—
Amortization	(219)	(323)

Balance at end of period	$1,200	$1,294
Balance of loan servicing portfolio	$292,739	$210,160
Mortgage servicing rights as % of portfolio	.41%	.61%

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at June 30, 2018 and June 30, 2017 was approximately $40.809 million and $40.097 million, respectively. The Corporation valued these servicing rights at $95,000 as of June 30, 2018 and at $125,000 as of June 30, 2017.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at June 30, 2018 and December 31, 2017 (dollars in thousands):

	2018	2017
Federal Home Loan Bank fixed rate advances	$91,194	$60,000
Correspondent bank term note	—	18,999
USDA Rural Development note	553	553

	$91,747	$79,552

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.88% and mature at various dates through 2026. They are collateralized at June 30, 2018 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $72.787 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $44.646 million and $43.280 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.860 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2018.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship currently consists of a $15.0 million revolving line of credit, which had a zero balance at June 30, 2018.  The line of credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at June 30, 2018 was 2.34%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  This relationship is secured by all of the outstanding mBank stock.

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

At June 30, 2018, the plan’s assets had a fair value of $2.191 million and the Corporation had a net unfunded liability of $1.121 million.  The accumulated benefit obligation at June 30, 2018 was $3.331 million.  At June 30, 2017, the plan’s assets had a fair value of $2.049 million and the Corporation had a net unfunded liability of $1.138 million.  The accumulated benefit obligation at June 30, 2017 was $3.187 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both June 30, 2018 and December 31, 2017.

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
March, 2015	37,730	11.15	4 years
May, 2015	3,000	10.77	Immediate
February, 2016	35,733	9.91	4 years
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years
April, 2018	8,000	16.00	Immediate

On August 31, 2013, 2014, 2015 and 2016, the Corporation issued 37,125 shares of its common stock for vested RSAs, in each year. In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSAs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs. In the first six months of 2017, the Corporation issued 31,559 shares of its common stock for vested RSAs.  In the first six months of 2018, the Corporation issued 45,630 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2018	87,285	$11.78
Granted during the period	26,643	16.21
Vested during the period	(45,630)	12.65
Nonvested balance at June 30, 2018	68,298	$12.93

11.INCOME TAXES

The Corporation has reported deferred tax assets of $8.000 million at June 30, 2018. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $5.9 million, and $1.7 million, respectively.  Tax credit carryforwards include alternative minimum tax credits and general business credits.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2018 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.295 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.511 million for the six months ended June 30, 2018 and $1.756 million for the six months ended June 30, 2017.

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

The following table presents information for financial instruments at June 30, 2018 and December 31, 2017 (dollars in thousands):

		June 30, 2018		December 31, 2017
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$64,889	$64,889	$37,426	$37,426
Interest-bearing deposits	Level 2	10,873	10,873	13,374	13,374
Securities available for sale	Level 2	113,194	113,194	74,397	74,397
Securities available for sale	Level 3	988	988	1,000	1,000
Other securities	Level 3	500	500	500	500
Federal Home Loan Bank stock	Level 2	4,860	4,860	3,112	3,112
Net loans	Level 3	998,236	982,633	805,999	797,726
Accrued interest receivable	Level 3	3,014	3,018	2,276	2,276

Total financial assets		$1,196,554	$1,180,955	$938,084	$929,811

Financial liabilities:
Deposits	Level 2	$1,015,501	$970,149	$817,998	$788,632
Borrowings	Level 2	91,747	90,478	79,552	79,242
Accrued interest payable	Level 3	420	420	322	322

Total financial liabilities		$1,107,668	$1,061,047	$897,872	$868,196

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2018, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2018 and December 31, 2017 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)	June 30, 2018	June 30, 2018
Assets

Corporate	$19,307	$—	$19,307	$—	$—	$—
Equity	500	—	—	500	—	—
US Agencies	15,102	—	15,102	—	—	—
US Agencies - MBS	34,093	—	34,093	—	—	—
Obligations of state and political subdivisions	45,680	—	44,692	988	—	—
	$114,682				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Corporate	$24,391	$—	$24,391	$—	$—
Equity	500	—	—	500	—
US Agencies	16,846	—	16,846	—	—
US Agencies - MBS	12,716	—	12,716	—	—
Obligations of state and political subdivisions	21,444	—	20,444	1,000	—
	$75,897				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2018, or December 31, 2017 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2018

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2018	(Level 1)	(Level 2)	(Level 3)	June 30, 2018	June 30, 2018
Assets

Impaired loans	$16,535	$—	$—	$16,535	$1	$1
Other real estate owned	2,461	—	—	2,461	40	66
					$41	67

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Impaired loans	$3,852	$—	$—	$3,852	$141
Other real estate held for sale	3,558	—	—	3,558	388
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of June 30, 2018, approximately $25,000 of the total authorization was available for future purchases.

On May 18, 2018, the Corporation completed the acquisition of FFNM, resulting in the issuance of 2,146,378 shares, and and increase of $34.101 million.

On June 15, 2018, the Corporation closed a common stock offering with gross proceeds of approximately $34.5 million and net proceeds of approximately $32.5 million.  The Corporation issued 2,225,807 shares in connection with the stock offering.

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

	June 30,	December 31,
	2018	2017
Commitments to extend credit:
Variable rate	$82,252	$72,187
Fixed rate	53,681	37,468
Standby letters of credit - Variable rate	7,305	7,753
Credit card commitments - Fixed rate	6,110	5,788

	$149,348	$123,196

The increase in commitments is largely a result of the FFNM transaction.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee.  Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.  The Corporation evaluates each customer’s creditworthiness on a case-by-case basis.  The amount of collateral obtained, if deemed necessary by the Corporation upon extension of credit, is based on management’s credit evaluation of the party.  Collateral held varies, but may include accounts receivable, inventory, property, plant and equipment, and income-producing commercial properties.

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2018 represents $117.285 million, or 17.13%,compared to $119.025 million, or 20.77%, of the commercial loan portfolio on December 31, 2017.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience sotres, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.  Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million and deposits, the majority of which are core deposits, of $254 million.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.1 million.  The Corporation recorded preliminary deposit based intangibles of $2.7 million and goodwill of $14.7 million.  While the Corporation believes the majority of the business combination and purchase accounting activity is complete, it is expected there will be minor adjustments in the normal course within the allotted GAAP adjustment period.  Purchase accounting activity still being analyzed primarily includes certain tax implications.

The table below highlights the allocation of purchase price for the FFNM acquisition (dollars in thousands, except per share data):

Purchase Price:

FFNM shares outstanding	3,726,925
Price per share	$9.15
Total purchase price		$34,101

Net assets acquired:

Cash and cash equivalents	$13,267
Securities available for sale	96,297
FHLB Stock	1,748
Total loans	185,444
Premises and equipment	5,134
Other real estate owned	194
Deposit based intangible	2,729
Mortgage servicing rights	386
Deferred tax assets	3,229
Bank owned life insurance	5,170
Other assets	1,775
Total assets	315,373

Non-interest bearing deposits	60,616
Interest bearing deposits	193,099
Total deposits	253,715
FHLB borrowings	40,722
Deferred tax liability	133
Other liabilities	1,397
Total liabilities	295,967
Net assets acquired		19,406

Goodwill		$14,695

The following table provides the unaudited pro forma information for the results of operations for the six months ended June 30, 2018, and the year ended December 31, 2017 as if the acquisition had occurred on January 1 of each year.  These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of FFNM.  In  addition, the merger related costs noted above are excluded from the six months ended June 30, 2018 results of operations, for comparative pro forma purposes.  Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of the Corporation.

Pro forma Mackinac Financial Combined with FFNM

	Six months ended	Year Ended
	June 30, 2018	December 31, 2017

Net interest income	$25,700	$51,495
Noninterest income	2,800	5,615
Noninterest expense	20,500	41,140
Net income	5,800	11,650
Net income per diluted share	$.54	1.09

Lincoln Community Bank

On June 7, 2018 the Corporation announced the execution of a definitive agreement to acquire Lincoln Community Bank (“Lincoln”) located in Merrill, WI, for $8.50 million in cash.  Lincoln currently operates two (2) banking centers, one each in Merrill and Gleason, WI.  As of June 30, 2018, Lincoln has total assets in excess of $59 million, loans of approximately $40 million and deposits in excess of $52 million.  The transaction is expected to close late in the third quarter of 2018 or early in the fourth quarter of 2018.  The transaction remains subject to approval by federal and state regulatory authorities as well as the satisfaction of other customary closing conditions provided in the purchase agreement.  The purchase agreement also provides that Lincoln will be consolidated into mBank.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recent acquisition of First Federal of Northern Michigan, or our anticipated acquisition of Lincoln Community Bank.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses in recent years, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At June 30, 2018, net deferred tax assets were approximately $8.000 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded second quarter 2018 net income of $.396 million, or $.05 per share, compared to net income of $1.680 million, or $.27 per share for the second quarter of 2017. The 2018 results were impacted by expenses related to the FFNM acquisition, as well as costs incurred in connection with the consolidation of two Southeast Michigan offices for long-term efficiencies.  Exclusion of these one-time costs resulted in adjusted net income for the second quarter of 2018 of $1.957 million, or $.25 per share.

Operating results for the first six months of 2018, including transaction related expenses, totaled $1.933 million, or $.27 per share, compared to $3.406 million, or $.54 per share for the same period in 2017.  Exclusion of these expenses resulted in adjusted net income for 2018 of $3.694 million, or $.52 per share.

Weighted average shares outstanding for the six month period in 2018 totaled 7,041,010, compared to 6,282,551  shares in the same period of 2017.

The net interest income and net interest margin for the second quarter of 2018 was $10.813 million, or 4.26%, respectively, compared to $9.319 million, or 4.26%, respectively, in the second quarter of 2017.

Total assets of the Corporation at June 30, 2018 were $1.274 billion, up by $288.728 million, or 29.30%, from the $985.367 million in total assets reported at year-end 2017.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $27.463 million during the first six months of 2018, compared to 2017 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $38.785 million from December 31, 2017 to June 30, 2018, with the balance on June 30, 2018 totaling $114.682 million, which included $.500 million of equity securities. The Corporation garnered approximately $96 million of securities available for sale as part of the FFNM transaction.  Shortly after the acquisition was consummated, management began liquidation of a part of the portfolio, resulting in the sale of approximately $46 million of investment securities.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of June 30, 2018, investment securities with an estimated fair value of $43.280 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first six months of 2018, loan balances increased by $192.299 million from December 31, 2017 balances of $811.078 million.  A large portion of the increase in balances in the loan portfolio was a result of the FFNM transaction which increased loans by approximately $185 million.  During the first six months of 2018, the Bank had total loan production of $103.982 million, which included $20.613 million of secondary market loan production.  The increase in loan production, however, was partially offset by loan amortization and pay-offs.

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

Following is a summary of the loan portfolio at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of
	2018	Total	2017	Total

Commercial real estate	$478,798	47.72%	$406,742	50.15%
Commercial, financial, and agricultural	185,032	18.44	156,951	19.35
One to four family residential real estate	284,041	28.31	209,890	25.88
Consumer construction	15,409	1.54	10,818	1.33
Commercial construction	20,895	2.08	9,243	1.14
Consumer	19,202	1.91	17,434	2.15
Total loans	$1,003,377	100.00%	$811,078	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2018 and December 31, 2017 (dollars in thousands).  FFNM commercial loans totaling approximately $90 million are included as other commercial loans, pending the full systems conversion of industry data, which did not occur until the third quarter of 2018.

	June 30, 2018			December 31, 2017
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	117,285	17.13%	78.79%	119,025	20.77%	146.22%
Hospitality and tourism	78,122	11.41	52.48	75,228	13.13	92.42
Lessors of residential buildings	37,866	5.53	25.44	33,032	5.77	40.58
Gasoline stations and convenience stores	22,207	3.24	14.92	21,176	3.70	26.01
Logging	17,368	2.54	11.67	17,554	3.06	21.57
Commercial construction	8,983	1.31	6.03	9,243	1.61	11.36
Other	402,894	58.84	270.64	297,678	51.96	365.70
Total Commercial Loans	$684,725	100.00%		$572,936	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of June 30, 2018.  The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2018, our residential loan portfolio totaled $299.450 million, or 29.84%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,
	2018	2017

Nonperforming Assets:
Nonaccrual loans	$3,825	$2,388
Loans past due 90 days or more	—	—
Restructured loans on nonaccrual	1,200	180
Total nonperforming loans	5,025	2,568
Other real estate owned	2,461	3,558
Total nonperforming assets	$7,486	$6,126
Nonperforming loans as a % of loans	0.50%	0.32%
Nonperforming assets as a % of assets	0.59%	0.62%
Reserve for Loan Losses:
At period end	$5,141	$5,079
As a % of outstanding loans	.51%	.64%
As a % of nonperforming loans	102.31%	197.78%
As a % of nonaccrual loans	134.41%	212.69%
Texas Ratio	5.80%	7.77%

The following ratio provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	June 30, 2018	December 31, 2017

Total loans, at period end	$1,003,377	811,078
Average loans for the period	$858,508	$795,532

	For the Period Ended
	Six Months Ended	Twelve Months Ended
	June 30, 2018	December 31, 2017

Net charge-offs during the period	$88	566
Net charge-offs to average loans, annualized	.01%	.07%

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

As of June 30, 2018, the allowance for loan losses represented .51% of total loans.  At June 30, 2018, the allowance included specific reserves in the amount of $.764 million, as compared to specific reserves of $.334 million at December 31, 2017.  The reduction in allowance for loan losses as a percentage of total loans decreased, in part, from the FFNM transaction as the loans from FFNM are recorded at fair value and therefore that segment of the loan portfolio does not have an allowance for loan loss.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2018	December 31, 2017

Balance at beginning of period	$3,558	$4,782
Other real estate acquired, net of purchase accounting	193	—
Other real estate transferred from loans due to foreclosure	400	2,147
Proceeds from sale of other real estate	(1,583)	(2,983)
Writedowns on other real estate held for sale	(75)	(307)
Loss on other real estate held for sale	(32)	(81)

Balance at end of period	$2,461	$3,558

During the first six months of 2018, the Corporation received real estate in lieu of loan payments of $.400 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first six months of 2018.  Total deposits increased by $197.503 million, or 24.14%, in the first six months of 2018.  The increase in deposits for the first six months of 2018 is composed of a increase in core deposits of $213.250 million and a decrease in noncore deposits of $15.747 million. Contributing to the overall increase was the addition of $253.715 million in deposits as a result of the FFNM acquisition. Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

As a result of the core deposits garnered in the FFNM acquisition, management was able to reduce the Corporation’s brokered CD portfolio through normal maturities.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,
	2018	% of Total	2017	% of Total

Noninterest bearing	$220,176	21.68%	$148,079	18.10%
NOW, money market, checking	337,344	33.22	280,309	34.27
Savings	106,022	10.44	61,097	7.47
Certificates of Deposit <$250,000	181,352	17.86	142,159	17.38
Total core deposits	844,894	83.20	631,644	77.22

Certificates of Deposit >$250,000	18,930	1.86	11,055	1.35
Brokered CDs	151,677	14.94	175,299	21.43
Total non-core deposits	170,607	16.80	186,354	22.78

Total deposits	$1,015,501	100.00%	$817,998	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2018, this source of funding totaled $91 million and the Corporation secured this funding by pledging loans and investments.  The $91 million of FHLB borrowings have a weighted average maturity of 1.57 years and a weighted average interest rate of 1.88% at June 30, 2018.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.553 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balanceat June 30, 2018.  The line od credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at June 30, 2018 was 2.34%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $67.467 million from December 31, 2017 to June 30, 2018. The largest portion of the increase consists of the following.  The acquisition of FFNM resulted in additional equity of $34.101 million and the common stock offering resulted in net proceeds of $32.524 million.  Also contributing to the increase in shareholders’ equity was net income of $1.933 million, offset by a reduction for cash dividends on common stock of $2.042 million, an increase due to stock compensation of $.274 million, and an increase in the market value of securities of $.677 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income, including transaction related expenses, of $1.933 million, or $.27 per share, in the first six months of 2018, compared to $3.406 million, or $.54 per share, for the first six months of 2017. Exclusions of these expenses resulted in adjusted net income for 2018 of $3.694 million, or $.52 per share.

The Corporation recorded second quarter 2018 net income of $.396 million, or $.05 per share, compared to net income of $1.680 million, or $.27 per share for the second quarter of 2017.  The 2018 results were impacted by expenses related to the FFNM acquisition, as well as costs incurred in connection witht the consolidation of two Southeast  Michigan offices for long-term efficiencies.  Exclusion of these one-time costs resulted in adjusted net income for the second quarter of 2018 of $1.957 million, or $.25 per share.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $20.226 million, 4.28% of average earning assets, respectively in the first six months of 2018, compared to $18.591 million, 4.22% of average earning assets, respectively in the first six months of 2017.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2018-2017
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	2018	2017	Variance	Variance	Variance	Variance

Loans (1,2,3)	$905,802	$787,143	$118,659	5.37%	5.24%	$12,136	$10,288	$1,848	$1,551	$258	$39
Taxable securities	77,080	69,079	8,001	2.91	2.30	560	396	164	46	106	12
Nontaxable securities (2)	19,157	14,277	4,880	2.09	3.17	100	113	(13)	39	(39)	(13)
Federal funds sold	70	995	(925)	.10	1.21	—	3	(3)	(3)	(3)	3
Other interest-earning assets	16,481	16,986	(505)	4.77	2.64	196	112	84	(3)	90	(3)
Total earning assets	1,018,590	888,480	130,110	5.12	4.93	12,992	10,912	2,080	1,630	412	38
Reserve for loan losses	(5,933)	(5,166)	(767)
Cash and due from banks	51,033	47,027	4,006
Fixed Assets	18,880	16,501	2,379
Other Real Estate	2,187	4,409	(2,222)
Other assets	32,431	32,985	(554)
Total assets	$1,117,188	$984,236	$132,952

NOW and money market deposits	$221,320	$200,121	$21,199.36		.33	$199	$165	$34	$17	$15	$2
Interest checking	71,658	66,191	5,467.14		.15	25	24	1	2	(1)	—
Savings deposits	83,858	59,776	24,082.06		.07	13	10	3	4	(1)	—
Certificates of deposit	172,853	151,070	21,783	1.18	.87	507	328	179	47	115	17
Brokered deposits	183,361	193,993	(10,632)	1.88	1.09	858	525	333	(29)	383	(21)
Borrowings	100,935	77,922	23,013	2.08	2.53	523	492	31	145	(88)	(26)
Total interest-bearing liabilities	833,985	749,073	84,912	1.02	.83	2,125	1,544	581	186	423	(28)
Demand deposits	180,171	149,224	30,947
Other liabilities	2,514	4,926	(2,412)
Shareholders’ equity	100,518	81,013	19,505
Total liabilities and shareholders’ equity	$1,117,188	$984,236	$132,952
Rate spread				4.09%	4.10%
Net interest margin/revenue				4.28%	4.23%	$10,867	$9,368	$1,499	$1,444	$(11)	$66

	Six Months Ended
								2018-2017
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	2018	2017	Variance	Variance	Variance	Variance

Loans (1,2,3)	$858,508	$784,823	$73,685	5.30%	5.21%	$22,581	$20,295	$2,286	$1,905	$348	$33
Taxable securities	72,000	69,776	2,224	2.61	2.30	932	795	137	26	108	3
Nontaxable securities (2)	13,674	14,833	(1,159)	2.77	3.18	188	234	(46)	(18)	(30)	2
Federal funds sold	41	1942	(1,901)	.17	.62	—	6	(6)	(6)	(4)	4
Other interest-earning assets	16,125	16,802	(677)	4.95	2.86	396	238	158	(10)	175	(7)
Total earning assets	960,348	888,176	72,172	5.06	4.90	24,097	21,568	2,529	1,897	597	35
Reserve for loan losses	(5,055)	(5,092)	37
Cash and due from banks	44,176	45,210	(1,034)
Fixed Assets	17,797	16,224	1,573
Other Real Estate	2,656	4,368	(1,712)
Other assets	30,383	33,488	(3,105)
Total assets	$1,050,305	$982,374	$67,931

NOW and money market deposits	$212,953	$210,579	$2,374.38		.33	$400	$344	$56	$3	$52	$1
Interest checking	69,625	66,894	2,731.14		.15	50	49	1	2	(1)	—
Savings deposits	72,813	59,359	13,454.06		.07	23	20	3	4	(1)	—
Certificates of deposit	161,415	149,187	12,228	1.15	.86	917	637	280	52	211	17
Brokered deposits	181,113	183,637	(2,524)	1.61	1.06	1,448	963	485	(13)	505	(7)
Borrowings	95,586	74,080	21,506	2.18	2.62	1,033	964	69	280	(163)	(48)
Total interest-bearing liabilities	793,505	743,736	49,769.98		.80	3,871	2,977	894	328	603	(37)
Demand deposits	161,536	153,172	8,364
Other liabilities	4,006	5,308	(1,302)
Shareholders’ equity	91,258	80,158	11,100
Total liabilities and shareholders’ equity	$1,050,305	$982,374	$67,931
Rate spread				4.08%	4.09%
Net interest margin/revenue				4.25%	4.22%	$20,226	$18,591	$1,635	$1,569	$(6)	$72

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first six months of 2018, the Corporation recorded a loan loss provision of $150,000, compared to $200,000 in the first six months of 2017.  There were net charge-offs of $88,000 in the first six months of 2018, compared to net charge-offs of $87,000 for the same period in 2017.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $1.477 million in the first six months of 2018, compared to $1.571 million in the same period in 2017.  The decrease year over year was largely a result of decreased income from loans sold in the secondary market.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent

Deposit service fees	$323	$268	$55	20.52%	$592	$540	$52	9.63%
Income from loans sold in the secondary market	277	316	(39)	(12.34)	454	614	(160)	(26.06)
SBA/USDA loan sale gains	83	89	(6)	(6.74)	134	149	(15)	(10.07)
Net mortgage servicing (amortization) income	(2)	(9)	7	(77.78)	(10)	(17)	7	(41.18)
Other noninterest income	182	131	51	38.93	307	285	22	7.72

Total other income	$863	$795	$68	8.55%	$1,477	$1,571	$(94)	-5.98%

Other Expense

For the first six months of 2018, the Corporation recorded other expenses of $19.005 million, compared to $14.694 million in 2017, an increase of $4.311 million.  The majority of this increase is $2.165 million in costs associated with the acquisition of FFNM. The increase in salaries and benefits and other customary operating expenses are necessary to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and six months ended June 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage

Salaries and employee benefits	$4,923	$3,658	$1,265	34.58%	$9,077	$7,455	$1,622	21.76%
Occupancy	928	776	152	19.59	1,739	1,561	178	11.40
Furniture and equipment	644	544	100	18.38	1,175	1,025	150	14.63
Data processing	586	489	97	19.84	1,090	950	140	14.74
Advertising	192	174	18	10.34	387	297	90	30.30
Professional service fees	397	405	(8)	(1.98)	701	726	(25)	(3.44)
Loan origination expenses and deposit and card related fees	148	155	(7)	(4.52)	274	334	(60)	(17.96)
Writedowns and losses on other real estate held for sale	40	243	(203)	(83.54)	66	255	(189)	(74.12)
FDIC insurance assessment	187	189	(2)	(1.06)	343	346	(3)	(0.87)
Telephone	152	134	18	13.43	307	291	16	5.50
Transaction related expenses	1,976	—	1,976	N/A	2,165	—	2,165	N/A
Other	904	750	154	20.53	1,681	1,454	227	15.61
Total other expense	$11,077	$7,517	$3,560	47.36%	$19,005	$14,694	$4,311	29.34%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the six months ended June 30, 2018 of $.511 million, compared to $1.756 million a year earlier.  The majority of this decrease is a result of the reduction in corporate tax rates under the Tax Cuts and Jobs Act enacted late in 2017.

The Corporation has reported deferred tax assets of $8.000 million at June 30, 2018.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $5.9 million and $1.7 million, respectively.  Tax credit carryforwards include alternative minimum tax credits and general business credits.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2018 and determined it was “more likely than not” that they would be utilized prior to expiration.  The et operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.295 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

LIQUIDITY

We define liquidity as the ability to generate cash at a reasonable cost to fulfill lending commitments and support asset growth, while satisfying the withdrawal demands of customers and making payments on any existing borrowing commitments.  The Bank’s principal sources of liquidity are core deposits and loan and investment payments and prepayments.  Providing a secondary source of liquidity is the available for sale investment portfolio, FHLB borrowings and brokered deposits.  As a final source of liquidity, the Bank can exercise existing credit arrangements.

Current balance sheet liquidity consists of $64.889 million in cash and cash equivalents and $71.402 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first six months of 2018, the Corporation increased cash and cash equivalents by $27.463 million.  Impacting the cash and cash equivalents was $32.5 million in net proceeds received in the common stock offering, as well as the proceeds from the aforementioned liquidation of a portion of the FFNM investment portfolio.  These proceeds were utilized in part to paydown holding company debt and brokered CD maturities.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first six months of 2018, the Bank paid dividends to the Corporation of $2.000 million. Bank capital after the payment of this dividend remained strong and above the “well capitalized” level for regulatory purposes. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at June 30, 2018 of $15 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At June 30, 2018, the Bank’s core deposits in relation to total funding were 84% compared to 77% at December 31, 2017.  These ratios indicate that at June 30, 2018, that the Bank had decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  This was in large part due to the core deposits garnered in the FFNM transaction.The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2018, the Bank had $53 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of June 30, 2018, the Corporation is well capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2018 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$120,730	12.4%	>	$77,932	>	8.0%	>	$97,415	>	10.0%
mBank	$107,516	11.1%	>	$77,771	>	8.0%	>	$97,214	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$115,589	11.9%	>	$58,449	>	6.0%	>	$77,932	>	8.0%
mBank	$102,416	10.5%	>	$58,329	>	6.0%	>	$77,771	>	8.0%
		%
Common equity Tier 1 capital to risk weighted assets
Consolidated	$115,589	11.9%	>	$43,837	>	4.5%	>	$63,320	>	6.5%
mBank	$102,416	10.5%	>	$43,746	>	4.5%	>	$63,189	>	6.5%

Tier 1 capital to average assets:
Consolidated	$115,589	9.4%	>	$49,214	>	4.0%	>	$61,517	>	5.0%
mBank	$102,416	8.3%	>	$49,265	>	4.0%	>	$61,581	>	5.0%

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

As of June 30, 2018, the Corporation had established interest rate floors on approximately $156.433 million of its variable rate commercial loans.  These interest rate floors will result in a “lag” on the repricing of these variable rate loans when and if interest rates increase in future periods.  Approximately $153.952 million of the “floor rate” loan balances will reprice with a 25 basis point increase on the prime rate, with another $155.198 million repricing in the next 100 basis point prime rate increase.

The Corporation also has $114.682 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of June 30, 2018.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at June 30, 2018 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$236,799	303,903	433,193	29,482	$1,003,377
Securities	1,665	11,107	87,304	14,106	114,182
Other (1)	2,125	3,803	9,573	247	15,748

Total interest-earning assets	240,589	318,813	530,070	43,835	1,133,307

Interest-bearing obligations:
NOW, money market, savings and interest checking	443,366	—	—	—	443,366
Time deposits	23,744	73,324	101,253	1,961	200,282
Brokered CDs	32,508	99,636	19,533	—	151,677
Borrowings	14,393	28,919	45,435	3,000	91,747

Total interest-bearing obligations	514,011	201,879	166,221	4,961	887,072

Gap	$(273,422)	$116,934	$363,849	$38,874	$246,235

Cumulative gap	$(273,422)	$(156,488)	$207,361	$246,235

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at June 30, 2018, the Corporation had a cumulative liability sensitivity gap position of $156.488 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2017, the Corporation had a cumulative liability sensitivity gap position of $113.098 million within the one-year time frame.

The borrowings in the gap analysis include $91.194 million of FHLB advances that have a weighted average maturity of 1.57 years and a weighted average rate of 1.88%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of June 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934 are effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The share repurchases previously disclosed in prior periods are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of June 30, 2018 there remains $25,335 to be utilized under the current authorizations. There were no purchases during the first half of 2018.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 14, 2018	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)