Form 10-Q
period 2018-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2018-11-14
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ☒     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐	Accelerated Filer ☐

Non-accelerated Filer ☐	Smaller reporting company ☒ Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  ☐     No  ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

As of November 14, 2018, there were outstanding 10,712,745 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2018 (Unaudited), December 31, 2017	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Nine Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2018 (Unaudited) and September 30, 2017 (Unaudited)	5

	Notes to Condensed Consolidated Financial Statements (Unaudited)	6

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits and Reports on Form 8-K	47

SIGNATURES		48

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2018	2017
	(Unaudited)

ASSETS

Cash and due from banks	$60,619	$37,420
Federal funds sold	9	6
Cash and cash equivalents	60,628	37,426

Interest-bearing deposits in other financial institutions	9,149	13,374
Securities available for sale	111,765	75,397
Other securities	500	500
Federal Home Loan Bank stock	4,860	3,112

Loans:
Commercial	680,451	572,936
Mortgage	295,010	220,708
Consumer	18,347	17,434
Total Loans	993,808	811,078
Allowance for loan losses	(5,186)	(5,079)
Net loans	988,622	805,999

Premises and equipment	21,831	16,290
Other real estate held for sale	2,149	3,558
Deferred tax asset	6,285	4,970
Deposit based intangibles	4,373	1,922
Goodwill	20,389	5,694
Other assets	23,784	17,125

TOTAL ASSETS	$1,254,335	$985,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$240,940	$148,079
NOW, money market, interest checking	341,651	280,309
Savings	104,382	61,097
CDs<$250,000	199,015	142,159
CDs>$250,000	16,755	11,055
Brokered	125,315	175,299
Total deposits	1,028,058	817,998

Federal funds purchased	11,000	—
Borrowings	58,216	79,552
Other liabilities	7,694	6,417
Total liabilities	1,104,968	903,967

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,712,745 and 6,294,930 respectively	129,008	61,981
Retained earnings	21,386	19,711
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	(806)	(71)
Minimum pension liability	(221)	(221)
Total shareholders’ equity	149,367	81,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,254,335	$985,367

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$14,097	$10,799	$36,558	$31,016
Tax-exempt	25	21	81	73
Interest on securities:
Taxable	723	401	1,655	1,195
Tax-exempt	84	72	232	226
Other interest income	362	230	758	475
Total interest income	15,291	11,523	39,284	32,985

INTEREST EXPENSE:
Deposits	1,698	1,157	4,536	3,170
Borrowings	379	577	1,412	1,541
Total interest expense	2,077	1,734	5,948	4,711

Net interest income	13,214	9,789	33,336	28,274
Provision for loan losses	50	200	200	400
Net interest income after provision for loan losses	13,164	9,589	33,136	27,874

OTHER INCOME:
Deposit service fees	414	262	1,006	803
Income from mortgage loans sold on the secondary market	423	434	877	1,048
SBA/USDA loan sale gains	184	278	318	426
Net mortgage servicing fees (amortization)	110	(6)	123	(24)
Net realized security gains	—	38	—	38
Other	212	147	496	433
Total other income	1,343	1,153	2,820	2,724

OTHER EXPENSE:
Salaries and employee benefits	5,600	3,934	14,627	11,388
Occupancy	963	761	2,702	2,322
Furniture and equipment	681	616	1,856	1,640
Data processing	720	533	1,810	1,482
Advertising	258	227	645	524
Professional service fees	421	323	1,122	1,049
Loan origination expenses and deposit and card related fees	242	181	516	515
Writedowns and losses on other real estate held for sale	36	43	102	298
FDIC insurance assessment	201	210	544	556
Telephone	171	154	478	445
Transaction related expenses	350	—	2,463	—
Other	975	742	2,758	2,199
Total other expenses	10,618	7,724	29,623	22,418

Income before provision for income taxes	3,889	3,018	6,333	8,180
Provision for income taxes	820	925	1,331	2,681

NET INCOME	$3,069	$2,093	$5,002	$5,499

INCOME PER COMMON SHARE:
Basic	$0.29	$0.33	$0.60	$0.88
Diluted	$0.29	$0.33	$0.60	$0.87

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net income	$3,069	$2,093	$5,002	$5,499
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	(1,787)	(115)	(930)	809
Reclassification adjustment for securities gains included in net income	—	(38)	—	(38)
Tax effect	375	52	195	(262)
Net change in unrealized (losses) gains on available for sale securities	(1,412)	(101)	(735)	509

Total comprehensive income	$1,657	$1,992	$4,267	$6,008

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income for period	—	—	5,002	—	5,002
Other comprehensive income
Net unrealized loss on securities available for sale	—	—	—	(735)	(735)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	5,002	(735)	4,267
Stock compensation	—	475	—	—	475
Issuance of common stock:
Restricted stock award vesting	45,630	—	—	—	—
FFNM acquisition	2,146,378	34,101	—	—	34,101
Capital raise, net of offering costs	2,225,807	32,451	—	—	32,451
Dividend on common stock	—	—	(3,327)	—	(3,327)

Balance, end of period	10,712,745	$129,008	$21,386	$(1,027)	$149,367

	Nine Months Ended
	September 30,
	2017
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income for period	—	—	5,499	—	5,499
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	509	509
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	5,499	509	6,008
Stock compensation	—	298	—	—	298
Issuance of common stock:
Restricted stock award vesting	31,559	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(2,266)	—	(2,266)

Balance, end of period	6,294,930	$61,881	$20,439	$329	$82,649

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash Flows from Operating Activities:
Net income	$5,002	$5,499
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,560	1,801
Provision for loan losses	200	400
Deferred tax expense, net	1,331	1,125
Gain on sales/calls of securities	—	(38)
Gain on sale of loans sold in the secondary market	(698)	(873)
Origination of loans held for sale in the secondary market	(39,568)	(48,819)
Proceeds from sale of loans in the secondary market	40,266	49,692
Loss on sale of other real estate held for sale	46	28
Writedown of other real estate held for sale	56	270
Stock compensation	475	298
Change in other assets	1,044	3,382
Change in other liabilities	(252)	(1,999)
Net cash provided by operating activities	10,462	10,766

Cash Flows from Investing Activities:
Net decrease (increase) in loans	2,767	(28,977)
Net decrease in interest bearing deposits in other financial institutions	4,225	673
Purchase of securities available for sale	(1,989)	(5,697)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	60,245	7,441
Redemption of FHLBI stock	—	192
Capital expenditures	(2,175)	(2,195)
Purchase additional FHLBI stock	—	(531)
Acquisition of FFNM	13,268	—
Proceeds from sale of other real estate, premises and fixed assets	1,988	2,012
Net cash provided by (used in) investing activities	78,329	(27,082)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(43,655)	11,691
Net activity on line of credit	(9,528)	545
Increase (decrease) in fed funds purchased	11,000	(6,000)
New term debt issuance	—	25,000
Principal payments on borrowings	(52,530)	(1,727)
Proceeds of common stock offering, net of offering costs	32,451	—
Dividend on common stock	(3,327)	(2,266)
Net cash used in financing activities	(65,589)	27,243

Net increase in cash and cash equivalents	23,202	10,927
Cash and cash equivalents at beginning of period	37,426	46,755

Cash and cash equivalents at end of period	$60,628	$57,682

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,831	$4,651
Income taxes	725	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	778	2,120

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At September 30, 2018 there were 247,279 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for in the same manner as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 was effective for public companies for interim and annual periods beginning after December

31, 2018.  The Corporation adopted the new guidance on January 1, 2018.  As such, the Corporation reclassified $.500 million of equity securities from available-for-sale securities to other securities on its unaudited condensed consolidated balance sheet.  There were no unrealized gains or losses on those securities that required reclassification from accumulated other comprehensive income to retained earnings.   The Corporation’s adoption of ASU 2016-01 did not have a material impact on the Corporation’s consolidated financial condition or results of operations.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with the right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance will be effective for the Corporation’s year ending December 31, 2019 and will be applied using modified retrospective transition method to the beginning of the earliest period presented.  The Corporation is continuing to evaluate the impact of the new standard.  Based on leases outstanding at September 30, 2018, the Corporation does not expect the new standard to have a material impact on the consolidated financial statements.

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for SEC registrants for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.

In March 2017, the FASB issued ASU 2017-07, Compensation – Retirement Benefits (Topic 715).  ASU 2017-07 provides additional guidance on the presentation of net periodic pension and postretirement benefit costs in the income statement.  The amendment in ASU 2017-07 requires that the service cost component be disaggregated from other components of net periodic benefit cost in the income statement. ASU 2017-07 is effective for public companies for interim and annual periods beginning after December 15, 2017.  Implementation of the new guidance did not have a material effect on the Corporation’s consolidated financial condition and result of operations.

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

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017

(Numerator):
Net income	$3,069	$2,093	$5,002	$5,499

(Denominator):
Weighted average shares outstanding	10,712,745	6,294,930	8,278,371	6,286,722
Effect of dilutive stock options, and vesting of restricted stock awards	21,720	23,558	26,318	24,144
Diluted weighted average shares outstanding	10,734,465	6,318,488	8,304,689	6,310,866
Income per common share:
Basic	$0.29	$0.33	$0.60	$0.88
Diluted	$0.29	$0.33	$0.60	$0.87

4.INVESTMENT SECURITIES

At September 30, 2018 the Corporation has an investment security portfolio totaling $112.265 million, composed of $111.765 million of available for sale securities and $.500 million of equity securities.  There is no unrealized gain or loss associated with the equity securities.  The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2018 and December 31, 2017 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2018

Corporate	$19,177	$2	$(161)	$19,018
US Agencies	14,946	2	(325)	14,623
US Agencies - MBS	32,761	26	(465)	32,322
Obligations of states and political subdivisions	45,901	191	(290)	45,802

Total securities available for sale	$112,785	$221	$(1,241)	$111,765

December 31, 2017

Corporate	$24,352	$82	$(43)	$24,391
US Agencies	16,935	10	(99)	16,846
US Agencies - MBS	12,830	42	(156)	12,716
Obligations of states and political subdivisions	21,370	307	(233)	21,444

Total securities available for sale	$75,487	$441	$(531)	$75,397

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $31.266 million and $31.046 million, respectively, at September 30, 2018.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,
	2018	2017

Commercial real estate	$475,978	$406,742
Commercial, financial, and agricultural	180,661	156,951
Commercial construction	23,812	9,243
One to four family residential real estate	277,508	209,890
Consumer	18,347	17,434
Consumer construction	17,502	10,818

Total loans	$993,808	$811,078

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016 and First Federal of Northern Michigan Bancorp (“FFNM”) on May 18, 2018.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, the Niagara acquired impaired loans totaled $2.105 million, and the FFNM acquired impaired loans totaled $5.440 million.  In the first nine months of 2018, the Corporation had positive resolution of acquired impaired loans, which resulted in the recognition of approximately $.281 million of accretable interest.  In the first nine months of 2017, the Corporation had positive resolution of one PFC acquired impaired loan which resulted in the recognition of approximately $.370 million of accretable interest.

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

The table below details the outstanding balances of the FFNM acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$5,440	$187,302	$192,742
Nonaccretable difference	(2,100)	—	(2,100)
Expected cash flows	3,340	187,302	190,642
Accretable yield	(700)	(4,498)	(5,198)
Carrying balance at acquisition date	$2,640	$182,804	$185,444

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2018 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821
Accretion	(86)	—	(86)	(22)	(443)	(465)
Reclassification from nonaccretable difference	65	—	65	17	—	17
Balance, September 30, 2018	$128	$—	$128	$213	$160	$373

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$38	$281	$319	$—	$—	$—
Acquisition activity	—	—	—	700	4,498	5,198
Accretion	(22)	(160)	(182)	(151)	(617)	(768)
Reclassification from nonaccretable difference	10	—	10	88	—	88
Balance, September 30, 2018	$26	$121	$147	$637	$3,881	$4,518

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(310)	(525)	(835)	(50)	(466)	(516)	(10)	(169)	(179)
Reclassification from nonaccretable difference	215	—	215	37	—	37	(1)	—	(1)
Balance, September 30, 2017	$187	$117	$304	$223	$755	$978	$41	$336	$377

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2018 and September 30, 2017 is as follows (dollars in thousands):

	September 30,	September 30,
	2018	2017

Balance, January 1	$5,079	$5,020
Recoveries on loans previously charged off	290	215
Loans charged off	(383)	(505)
Provision	200	400

Balance at end of period	$5,186	$5,130

In the first nine months of 2018, net charge-offs were $93,000, compared to net charge-offs of $290,000 in the same period in 2017.   In the first nine months of 2018, the Corporation recorded a provision for loan loss of $.200 million compared to a $.400 million provision for loan losses in the first nine months of 2017.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141
Charge-offs	—	—	—	(6)	—	(25)	—	(31)
Recoveries	11	3	1	8	—	3	—	26
Provision	196	6	51	(87)	—	21	(137)	50
Ending balance ALLR	$1,675	$504	$105	$195	$7	$8	$2,692	$5,186

Nine Months Ended September 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	(1)	(128)	—	(153)	—	(101)	—	(383)
Recoveries	41	162	2	60	—	25	—	290
Provision	(15)	(106)	49	128	1	74	69	200
Ending balance ALLR	$1,675	$504	$105	$195	$7	$8	$2,692	$5,186

At September 30, 2018
Loans:
Ending balance	$475,978	$180,661	$23,812	$277,508	$17,502	$18,347	$—	$993,808
Ending balance ALLR	(1,675)	(504)	(105)	(195)	(7)	(8)	(2,692)	(5,186)
Net loans	$474,303	$180,157	$23,707	$277,313	$17,495	$18,339	$(2,692)	$988,622

Ending balance ALLR:
Individually evaluated	$618	$259	$—	$—	$—	$—	$—	$877
Collectively evaluated	1,057	245	105	195	7	8	2,692	4,309
Total	$1,675	$504	$105	$195	$7	$8	$2,692	$5,186

Ending balance Loans:
Individually evaluated	$2,148	$212	$—	$—	$—	$—	$—	$2,360
Collectively evaluated	468,132	179,292	23,443	276,132	17,502	18,292	—	982,793
Acquired with deteriorated credit quality	5,698	1,157	369	1,376	—	55	—	8,655
Total	$475,978	$180,661	$23,812	$277,508	$17,502	$18,347	$—	$993,808

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,463	$695	$95	$259	$6	$15	$2,600	$5,133
Charge-offs	—	(171)	—	(27)	—	(52)	—	(250)
Recoveries	10	31	1	1	—	4	—	47
Provision	25	187	3	4	—	59	(78)	200
Ending balance ALLR	$1,498	$742	$99	$237	$6	$26	$2,522	$5,130

Nine Months Ended September 30, 2017
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	—	(264)	—	(76)	—	(165)	—	(505)
Recoveries	72	35	2	63	—	43	—	215
Provision	81	357	40	(46)	—	58	(90)	400
Ending balance ALLR	$1,498	$742	$99	$237	$6	$26	$2,522	$5,130

At September 30, 2017
Loans:
Ending balance	$409,269	$154,638	$8,892	$204,419	$12,684	$18,247	$—	$808,149
Ending balance ALLR	(1,498)	(742)	(99)	(237)	(6)	(26)	(2,522)	(5,130)
Net loans	$407,771	$153,896	$8,793	$204,182	$12,678	$18,221	$(2,522)	$803,019

Ending balance ALLR:
Individually evaluated	$571	$331	$38	$19	$—	$17	$—	$976
Collectively evaluated	927	411	61	218	6	9	2,522	4,154
Total	$1,498	$742	$99	$237	$6	$26	$2,522	$5,130

Ending balance Loans:
Individually evaluated	$1,801	$1,283	$377	$525	$—	$46	$—	$4,032
Collectively evaluated	405,610	153,355	8,515	202,281	12,633	18,201	—	800,595
Acquired with deteriorated credit quality	1,858	—	—	1,613	51	—	—	3,522
Total	$409,269	$154,638	$8,892	$204,419	$12,684	$18,247	$—	$808,149

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

Below is a breakdown of loans by risk category as of September 30, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$11,708	$21,277	$189,357	$236,783	$7,988	$8,865	$—	$—	$475,978
Commercial, financial and agricultural	9,085	7,504	65,964	94,178	2,221	1,709	—	—	180,661
Commercial construction	669	265	5,116	8,750	960	833	—	7,219	23,812
One-to-four family residential real estate	—	1,489	3,842	9,507	1,317	4,343	—	257,010	277,508
Consumer construction	—	—	—	—	—	11	—	17,491	17,502
Consumer	—	—	—	72	3	17	—	18,255	18,347

Total loans	$21,462	$30,535	$264,279	$349,290	$12,489	$15,778	$—	$299,975	$993,808

Below is a breakdown of loans by risk category as of December 31, 2017 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,775	$23,929	$159,385	$207,921	$8,700	$4,032	$—	$—	$406,742
Commercial, financial and agricultural	11,528	8,980	53,448	77,964	3,658	1,373	—	—	156,951
Commercial construction	—	308	2,749	1,310	648	374	—	3,854	9,243
One-to-four family residential real estate	—	1,377	2,575	5,449	1,212	3,515	—	195,762	209,890
Consumer construction	—	—	—	—	—	14	—	10,804	10,818
Consumer	—	—	—	28	5	96	—	17,305	17,434

Total loans	$14,303	$34,594	$218,157	$292,672	$14,223	$9,404	$—	$227,725	$811,078

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
September 30, 2018

Commercial real estate	$5,698	$2,148	$7,846	$9,568	$618
Commercial, financial and agricultural	1,157	212	1,369	1,790	259
Commercial construction	369	—	369	473	—
One to four family residential real estate	1,376	—	1,376	1,966	—
Consumer construction	—	—	—	—	—
Consumer	55	—	55	56	—
Total	$8,655	$2,360	$11,015	$13,853	$877

December 31, 2017
Commercial real estate	$1,511	$516	$2,027	$3,326	$168
Commercial, financial and agricultural	—	166	166	326	166
Commercial construction	—	—	—	—	—
One to four family residential real estate	1,621	—	1,621	2,315	—
Consumer construction	17	—	17	66	—
Consumer	21	—	21	21	—
Total	$3,170	$682	$3,852	$6,054	$334

	Individually Evaluated Impaired Loans
	September 30, 2018		December 31, 2017
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$4,937	$265	$2,784	$141
Commercial, financial and agricultural	768	2	246	1
Commercial construction	185	—	—	3
One to four family residential real estate	1,499	100	2,057	134
Consumer construction	9	3	37	—
Consumer	38	1	13	2
Total	$7,436	$371	$5,137	$281

A summary of past due loans at September 30, 2018 and December 31, 2017 is as follows (dollars in thousands):

	September 30,				December 31,
	2018				2017

	30-89 days				30-89 days
	Past Due	90+ days			Past Due	90+ days
	(accruing)	Past Due	Nonaccrual	Total	(accruing)	Past Due	Nonaccrual	Total

Commercial real estate	$688	$—	$1,623	$2,311	$460	$—	$866	$1,326
Commercial, financial and agricultural	492	—	333	825	16	—	338	354
Commercial construction	48	—	269	317	73	—	14	87
One to four family residential real estate	4,448	—	2,282	6,730	3,424	—	1,350	4,774
Consumer construction	—	—	—	—	—	—	—	—
Consumer	147	—	19	166	72	—	—	72

Total past due loans	$5,823	$—	$4,526	$10,349	$4,045	$—	$2,568	$6,613

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

There was one troubled debt restructuring that occurred during the nine months ended September 30, 2018 and no troubled debt restructurings during the nine months ended September 30, 2017.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2018	2017
Loans outstanding, January 1	$10,037	$9,195
New loans	669	—
Net activity on revolving lines of credit	(375)	554
Repayment	(153)	(476)

Loans outstanding at end of period	$10,178	$9,273

There were no loans to related parties classified substandard as of September 30, 2018 or September 30, 2017.  In addition to the outstanding balances above, there were unfunded commitments of $.866 million to related parties at September 30, 2018.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

During the fourth quarter of 2014, the Corporation recorded $3.805 million of goodwill and $1.206 million of deposit based intangible assets associated with the acquisition of PFC.  During 2016, the Corporation recorded $1.839 million of goodwill and $.993 million of deposit based intangible assets associated with the acquisition of Eagle River.  Also in 2016, the Corporation recorded $50,000 of goodwill and $.300 million of deposit based intangible assets associated with the acquisition of Niagara.  In connection with the acquisition of FFNM in May of 2018, the Corporation recorded, on a preliminary basis, $14.695 million of goodwill and $2.729 million of deposit based intangible assets.

The deposit based intangible asset is reported net of accumulated amortization at $4.373 million at September 30, 2018.  Amortization expense in the first nine months of 2018 is $.278 million.  Amortization expense for the next five years is expected to be at $.523 million per year, excluding amortization relating to the consideration paid for the acquisition of Lincoln Community Bank that occurred subsequent to quarter end.  See “Note 15 – Business Combinations” for further information regarding this transaction.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2018, the Corporation had obligations to service approximately $285.661 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value which management estimates at $1.737 million. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.57% and a discount rate of 10.17% as of September 30, 2018.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	September 30,	September 30,
	2018	2017
Balance at beginning of period	$1,033	$1,573
Additions from loans sold with servicing retained	19	—
Acquired MSRs	386	—
Amortization	(339)	(411)

Balance at end of period	$1,099	$1,162
Balance of loan servicing portfolio	$285,661	$204,087
Mortgage servicing rights as % of portfolio	.38%	.57%

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at September 30, 2018 and September 30, 2017 was approximately $42.875 million and $39.737 million, respectively. The Corporation valued these servicing rights at $87,000 as of September 30, 2018 and at $117,000 as of September 30, 2017.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at September 30, 2018 and December 31, 2017 (dollars in thousands):

	2018	2017
Federal Home Loan Bank fixed rate advances	$57,740	$60,000
Correspondent bank term note	—	18,999
USDA Rural Development note	476	553

	$58,216	$79,552

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.72% and mature at various dates through 2026. They are collateralized at September 30, 2018 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $66.844 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $31.266 million and $31.046 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.860 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2018.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship currently consists of a $15.0 million revolving line of credit, which had a zero balance at September 30, 2018.  The line of credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at September 30, 2018 was 2.40%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.476 million, and guaranteed by the Corporation.

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

The Corporation receives a valuation of the Plan annually.  As such, at December 31, 2017, the plan’s assets had a fair value of $2.191 million and the Corporation had a net unfunded liability of $1.138 million.  The accumulated benefit obligation at December 31, 2017 was $3.331 million. The accumulated benefit obligation at September 30, 2017 was $3.187 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both September 30, 2018 and December 31, 2017.

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

In March 2015, the Corporation issued 13,194 shares of its common stock for vested RSAs. In May 2015, the Corporation granted 3,000 shares, which were immediately vested and issued.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs. In the first nine months of 2017, the Corporation issued 31,559 shares of its common stock for vested RSAs.  In the first nine months of 2018, the Corporation issued 45,630 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2018	87,285	$11.78
Granted during the period	26,643	16.21
Vested during the period	(45,630)	12.65
Nonvested balance at September 30, 2018	68,298	$12.93

11.INCOME TAXES

The Corporation has reported deferred tax assets of $6.285 million at September 30, 2018. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $5.9 million, and $1.7 million, respectively.  Tax credit carryforwards include alternative minimum tax credits and general business credits.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2018 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.295 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $1.331 million for the nine months ended September 30, 2018 and $2.681 million for the nine months ended September 30, 2017.

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

The following table presents information for financial instruments at September 30, 2018 and December 31, 2017 (dollars in thousands):

		September 30, 2018		December 31, 2017
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$60,628	$60,628	$37,426	$37,426
Interest-bearing deposits	Level 2	9,149	9,149	13,374	13,374
Securities available for sale	Level 2	110,777	110,777	74,397	74,397
Securities available for sale	Level 3	988	988	1,000	1,000
Other securities	Level 3	500	500	500	500
Federal Home Loan Bank stock	Level 2	4,860	4,860	3,112	3,112
Net loans	Level 3	988,622	969,443	805,999	797,726
Accrued interest receivable	Level 3	3,320	3,320	2,276	2,276

Total financial assets		$1,178,844	$1,159,665	$938,084	$929,811

Financial liabilities:
Deposits	Level 2	$1,028,058	$971,823	$817,998	$788,632
Borrowings	Level 2	58,216	56,865	79,552	79,242
Accrued interest payable	Level 3	439	439	322	322

Total financial liabilities		$1,086,713	$1,029,127	$897,872	$868,196

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2018, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2018 and December 31, 2017 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)	September 30, 2018	September 30, 2018
Assets

Corporate	$19,018	$—	$19,018	$—	$—	$—
Equity	500	—	—	500	—	—
US Agencies	14,623	—	14,623	—	—	—
US Agencies - MBS	32,322	—	32,322	—	—	—
Obligations of state and political subdivisions	45,802	—	44,814	988	—	—
	$112,265				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Corporate	$24,391	$—	$24,391	$—	$—
Equity	500	—	—	500	—
US Agencies	16,846	—	16,846	—	—
US Agencies - MBS	12,716	—	12,716	—	—
Obligations of state and political subdivisions	21,444	—	20,444	1,000	—
	$75,897				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2018, or December 31, 2017 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2018

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2018	(Level 1)	(Level 2)	(Level 3)	September 30, 2018	September 30, 2018
Assets

Impaired loans	$11,015	$—	$—	$11,015	$—	$1
Other real estate owned	2,149	—	—	2,149	36	102
					$36	103

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Impaired loans	$3,852	$—	$—	$3,852	$141
Other real estate held for sale	3,558	—	—	3,558	388
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of September 30, 2018, approximately $25,000 of the total authorization was available for future purchases.

On May 18, 2018, the Corporation completed the acquisition of FFNM, resulting in the issuance of 2,146,378 shares, and increase of $34.101 million.

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

	September 30,	December 31,
	2018	2017
Commitments to extend credit:
Variable rate	$86,146	$72,187
Fixed rate	55,427	37,468
Standby letters of credit - Variable rate	7,153	7,753
Credit card commitments - Fixed rate	5,016	5,788

	$153,742	$123,196

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2018 represents $144.079 million, or 21.17%,compared to $119.025 million, or 20.77%, of the commercial loan portfolio on December 31, 2017.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.  Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million and deposits, the majority of which are core deposits, of $254 million.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.1 million.  The Corporation recorded preliminary deposit based intangibles of $2.7 million and goodwill of $14.7 million.  While the Corporation believes the majority of the business combination and purchase accounting activity is complete, it is expected there will be minor adjustments in the normal course within the allotted GAAP adjustment period.  Purchase accounting activity still being analyzed primarily includes certain tax implications.

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

The following table provides the unaudited pro forma information for the results of operations for the nine months ended September 30, 2018, and the year ended December 31, 2017 as if the acquisition had occurred on January 1 of each year.  These adjustments reflect the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of FFNM.  In  addition, the merger related costs noted above are excluded from the nine months ended September 30, 2018 results of operations, for comparative pro forma purposes.  Further operating cost savings are expected along with additional business synergies as a result of the merger which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period presented, nor are they intended to represent or be indicative of future results of the Corporation.

Pro forma Mackinac Financial Combined with FFNM

	Nine months ended	Year Ended
	September 30, 2018	December 31, 2017

Net interest income	$38,550	$51,495
Noninterest income	4,200	5,615
Noninterest expense	30,750	41,140
Net income	9,480	11,650
Net income per diluted share	$.54	1.09

Lincoln Community Bank

On June 7, 2018 the Corporation announced the execution of a definitive agreement to acquire Lincoln Community Bank (“Lincoln”) located in Merrill, WI, for $8.50 million in cash, to further expand the Corporation’s market.  Lincoln operated two (2) banking centers, one in each of Merrill and Gleason, WI.  As of September 30, 2018, Lincoln had total assets in excess of $59 million, loans of approximately $39 million and deposits of $53 million.  The acquisition and subsequent merger of Lincoln into mBank occurred on October 1, 2018.  As part of the transaction, the Gleason location will be closed at the end of 2018.  Due to the timing of this acquisition, the Corporation has not yet completed its determination of the fair values of assets and liabilities assumed and the purchase price allocation.

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

•	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

•	We may not realize the expected benefits of our recent acquisitions of First Federal of Northern Michigan or Lincoln Community Bank.

•	Our controls and procedures may fail or be circumvented.

•	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2018, net deferred tax assets were approximately $6.285 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2018 net income of $3.069 million, or $.29 per share, compared to net income of $2.093 million, or $.33 per share for the third quarter of 2017. The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these one-time costs resulted in adjusted net income for the third quarter of 2018 of $3.346 million, or $.31 per share.

Operating results for the first nine months of 2018, including transaction related expenses, totaled $5.002 million, or $.60 per share, compared to $5.499 million, or $.88 per share for the same period in 2017.  Exclusion of these expenses resulted in adjusted net income for 2018 of $7.078 million, or $.85 per share.

Weighted average shares outstanding for the nine month period in 2018 totaled 8,278,371, compared to 6,286,722  shares in the same period of 2017.

The net interest income and net interest margin for the third quarter of 2018 was $13.214 million, or 4.60%, respectively, compared to $9.789 million, or 4.23%, respectively, in the third quarter of 2017.

Total assets of the Corporation at September 30, 2018 were $1.254 billion, up by $268.968 million, or 27.30%, from the $985.367 million in total assets reported at year-end 2017.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $23.202 million during the first nine months of 2018, compared to 2017 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale increased $36.368 million from December 31, 2017 to September 30, 2018, with the balance on September 30, 2018 totaling $112.265 million, which included $.500 million of equity securities. The Corporation garnered approximately $96 million of securities available for sale as part of the FFNM transaction.  Shortly after the acquisition was consummated, management began liquidation of a part of the portfolio, resulting in the sale of approximately $46 million of investment securities.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of September 30, 2018, investment securities with an estimated fair value of $31.046 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first nine months of 2018, loan balances increased by $182.730 million from December 31, 2017 balances of $811.078 million.  A large portion of the increase in balances in the loan portfolio was a result of the FFNM transaction which increased loans by approximately $185 million, the increase was partially offset by payoffs in the legacy portfolio.  During the first nine months of 2018, the Bank had total loan production of $204 million, which included $40 million of secondary market loan production.  The increase in loan production, however, was partially offset by loan amortization and payoffs.

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

Following is a summary of the loan portfolio at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of
	2018	Total	2017	Total

Commercial real estate	$475,978	47.89%	$406,742	50.15%
Commercial, financial, and agricultural	180,661	18.18	156,951	19.35
One to four family residential real estate	277,508	27.92	209,890	25.88
Consumer construction	17,502	1.76	10,818	1.33
Commercial construction	23,812	2.40	9,243	1.14
Consumer	18,347	1.85	17,434	2.15
Total loans	$993,808	100.00%	$811,078	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2018 and December 31, 2017 (dollars in thousands).

	September 30, 2018			December 31, 2017
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	144,079	21.17%	96.46%	119,025	20.77%	146.22%
Hospitality and tourism	81,033	11.91	54.25	75,228	13.13	92.42
Lessors of residential buildings	43,699	6.42	29.26	33,032	5.77	40.58
Gasoline stations and convenience stores	21,156	3.11	14.16	21,176	3.70	26.01
Logging	20,758	3.05	13.90	17,554	3.06	21.57
Commercial construction	12,750	1.87	8.54	9,243	1.61	11.36
Other	356,976	52.47	238.99	297,678	51.96	365.70
Total Commercial Loans	$680,451	100.00%		$572,936	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of September 30, 2018.  The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2018, our residential loan portfolio totaled $295.010 million, or 29.68%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2018	2017

Nonperforming Assets:
Nonaccrual loans	$4,526	$2,388
Loans past due 90 days or more	—	—
Restructured loans on nonaccrual	—	180
Total nonperforming loans	4,526	2,568
Other real estate owned	2,149	3,558
Total nonperforming assets	$6,675	$6,126
Nonperforming loans as a % of loans	0.46%	0.32%
Nonperforming assets as a % of assets	0.53%	0.62%
Reserve for Loan Losses:
At period end	$5,186	$5,079
As a % of outstanding loans	.52%	.64%
As a % of nonperforming loans	114.58%	197.78%
As a % of nonaccrual loans	114.58%	212.69%
Texas Ratio	5.14%	7.77%

The following ratio provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	September 30, 2018	December 31, 2017

Total loans, at period end	$993,808	811,078
Average loans for the period	$906,784	$795,532

	For the Period Ended
	Nine Months Ended	Twelve Months Ended
	September 30, 2018	December 31, 2017

Net charge-offs during the period	$93	566
Net charge-offs to average loans, annualized	.01%	.07%

Management seeks to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2017 independent review provided findings similar to management with respect to credit quality.  In 2018, the Corporation has once again utilized a consultant for loan review.

As of September 30, 2018, the allowance for loan losses represented .52% of total loans.  At September 30, 2018, the allowance included specific reserves in the amount of $.877 million, as compared to specific reserves of $.334 million at December 31, 2017.  The reduction in allowance for loan losses as a percentage of total loans is due, in part, from the FFNM transaction as the loans from FFNM are recorded at fair value and therefore that segment of the loan portfolio does not have an allowance for loan loss.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2018	December 31, 2017

Balance at beginning of period	$3,558	$4,782
Other real estate transferred from loans due to foreclosure	778	2,147
Proceeds from sale of other real estate	(2,085)	(2,983)
Writedowns on other real estate held for sale	(56)	(307)
Loss on other real estate held for sale	(46)	(81)

Balance at end of period	$2,149	$3,558

During the first nine months of 2018, the Corporation received real estate in lieu of loan payments of $.778 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first nine months of 2018.  Total deposits increased by $210.060 million, or 25.68%, in the first nine months of 2018.  The increase in deposits for the first nine months of 2018 is composed of a increase in core deposits of $254.344 million and a decrease in noncore deposits of $44.284 million. Contributing to the overall increase was the addition of $253.715 million in deposits as a result of the FFNM acquisition. Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,
	2018	% of Total	2017	% of Total

Noninterest bearing	$240,940	23.44%	$148,079	18.10%
NOW, money market, checking	341,651	33.23	280,309	34.27
Savings	104,382	10.15	61,097	7.47
Certificates of Deposit <$250,000	199,015	19.36	142,159	17.38
Total core deposits	885,988	86.18	631,644	77.22

Certificates of Deposit >$250,000	16,755	1.63	11,055	1.35
Brokered CDs	125,315	12.19	175,299	21.43
Total non-core deposits	142,070	13.82	186,354	22.78

Total deposits	$1,028,058	100.00%	$817,998	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2018, this source of funding totaled $58 million and the Corporation secured this funding by pledging loans and investments.  The $58 million of FHLB borrowings have a weighted average maturity of 2.06 years and a weighted average interest rate of 1.72% at September 30, 2018.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.476 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at September 30, 2018.  The line of credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at September 30, 2018 was 2.40%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $67.967 million from December 31, 2017 to September 30, 2018. The largest portion of the increase consists of the following.  The acquisition of FFNM resulted in additional equity of $34.101 million and the common stock offering resulted in net proceeds of $32.451 million.  Also contributing to the increase in shareholders’ equity was net income of $5.002 million, offset by a reduction for cash dividends on common stock of $3.327 million,  an increase due to stock compensation of $.475 million, and a decrease in the market value of securities of $.735 million.

RESULTS OF OPERATIONS

Summary

The Corporation reported net income, including transaction related expenses, of $5.002 million, or $.60 per share, in the first nine months of 2018, compared to $5.499 million, or $.88 per share, for the first nine months of 2017. Exclusions of these expenses resulted in adjusted net income for 2018 of $7.078 million, or $.85 per share.

The Corporation recorded third quarter 2018 net income of $3.069 million, or $.29 per share, compared to net income of $2.093 million, or $.33 per share for the third quarter of 2017.  The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these costs resulted in adjusted net income for the third quarter of 2018 of $3.346 million, or $.31 per share.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $33.496 million, 4.39% of average earning assets, respectively in the first nine months of 2018, compared to $28.428 million, 4.23% of average earning assets, respectively in the first nine months of 2017.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2018-2017
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	2018	2017	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,001,763	$803,825	$197,938	5.59%	5.34%	$14,122	$10,831	$3,291	$2,642	$521	$128
Taxable securities	99,586	69,003	30,583	2.29	2.30	575	400	175	177	(2)	—
Nontaxable securities (2)	14,454	13,825	629	7.74	2.07	282	109	173	3	161	9
Federal funds sold	9,326	14,843	(5,517)	1.79	1.07	42	40	2	(15)	27	(10)
Other interest-earning assets	15,027	17,313	(2,286)	8.45	4.38	320	191	129	(24)	177	(24)
Total earning assets	1,140,156	918,809	221,347	5.34	4.98	15,341	11,571	3,770	2,783	884	103
Reserve for loan losses	(5,456)	(5,014)	(442)
Cash and due from banks	72,298	55,207	17,091
Fixed Assets	21,895	16,688	5,207
Other Real Estate	2,076	3,687	(1,611)
Other assets	53,099	31,775	21,324
Total assets	$1,284,068	$1,021,152	$262,916

NOW and money market deposits	$247,309	$202,779	$44,530.34		.35	$212	$181	$31	$40	$(7)	$(2)
Interest checking	94,015	67,998	26,017.14		.15	33	25	8	10	(1)	(1)
Savings deposits	105,120	61,536	43,584.09		.07	24	11	13	8	3	2
Certificates of deposit	209,545	154,260	55,285	1.34	.94	709	367	342	132	154	56
Brokered deposits	143,331	191,710	(48,379)	1.99	1.19	720	573	147	(145)	390	(98)
Borrowings	79,501	92,004	(12,503)	1.89	2.49	379	577	(198)	(78)	(139)	19
Total interest-bearing liabilities	878,821	770,287	108,534.94		.89	2,077	1,734	343	(33)	400	(24)
Demand deposits	242,684	163,416	79,268
Other liabilities	13,361	5,287	8,074
Shareholders’ equity	149,202	82,162	67,040
Total liabilities and shareholders’ equity	$1,284,068	$1,021,152	$262,916
Rate spread				4.40%	4.08%
Net interest margin/revenue				4.62%	4.23%	$13,264	$9,837	$3,427	$2,816	$484	$127

	Nine Months Ended
								2018-2017
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2018	2017	(Decrease)	2018	2017	2018	2017	Variance	Variance	Variance	Variance

Loans (1,2,3)	$906,784	$791,227	$115,557	5.40%	5.25%	$36,638	$31,127	$5,511	$4,478	$901	$132
Taxable securities	81,297	69,450	11,847	1.89	2.30	1,152	1195	(43)	204	(211)	(36)
Nontaxable securities (2)	13,937	14,559	(622)	8.60	2.08	896	342	554	(10)	594	(30)
Federal funds sold	3,170	6289	(3,119)	1.76	.98	42	46	(4)	(23)	37	(18)
Other interest-earning assets	15,755	16,974	(1,219)	5.98	3.38	716	429	287	(31)	342	(24)
Total earning assets	1,020,943	898,499	122,444	5.17	4.91	39,444	33,139	6,305	4,618	1,663	24
Reserve for loan losses	(5,488)	(5,066)	(422)
Cash and due from banks	53,653	48,579	5,074
Fixed Assets	18,355	16,381	1,974
Other Real Estate	2,460	4,138	(1,678)
Other assets	39,159	32,911	6,248
Total assets	$1,129,082	$995,442	$133,640

NOW and money market deposits	$224,531	$207,951	$16,580.36		.34	$612	$526	$86	$42	$41	$3
Interest checking	77,844	67,266	10,578.14		.15	83	74	9	12	(2)	—
Savings deposits	83,700	60,093	23,607.08		.07	47	31	16	12	3	1
Certificates of deposit	177,634	150,897	26,737	1.22	.89	1,626	1,003	623	178	378	67
Brokered deposits	168,381	186,357	(17,976)	1.72	1.10	2,168	1536	632	(148)	863	(83)
Borrowings	90,166	80,120	10,046	2.09	2.57	1,412	1541	(129)	193	(286)	(36)
Total interest-bearing liabilities	822,256	752,684	69,572.97		.84	5,948	4,711	1,237	289	997	(48)
Demand deposits	188,883	156,624	32,259
Other liabilities	7,158	5,301	1,857
Shareholders’ equity	110,785	80,833	29,952
Total liabilities and shareholders’ equity	$1,129,082	$995,442	$133,640
Rate spread				4.20%	4.07%
Net interest margin/revenue				4.39%	4.23%	$33,496	$28,428	$5,068	$4,329	$666	$72

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2018, the Corporation recorded a loan loss provision of $200,000, compared to $400,000 in the first nine months of 2017.  There were net charge-offs of $93,000 in the first nine months of 2018, compared to net charge-offs of $290,000 for the same period in 2017.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $2.820 million in the first nine months of 2018, compared to $2.724 million in the same period in 2017.  The increase year over year was largely a result of increased income from deposit service fees, including the impact of the FFNM acquisition.

Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2018	2017	Dollars	Percent	2018	2017	Dollars	Percent

Deposit service fees	$414	$262	$152	58.02%	$1,006	$803	$203	25.28%
Income from loans sold in the secondary market	423	434	(11)	(2.53)	877	1,048	(171)	(16.32)
SBA/USDA loan sale gains	184	278	(94)	(33.81)	318	426	(108)	(25.35)
Net mortgage servicing (amortization) income	110	(6)	116	(1,933.33)	123	(24)	147	(612.50)
Net realized security gains	—	38	(38)	N/A	—	38	(38)	N/A
Other noninterest income	212	147	65	44.22	496	433	63	14.55

Total other income	$1,343	$1,153	$190	16.48%	$2,820	$2,724	$96	3.52%

Other Expense

For the first nine months of 2018, the Corporation recorded other expenses of $29.623 million, compared to $22.418 million in 2017, an increase of $7.204 million.  The majority of this increase is $7.204 million in costs associated with the acquisition of FFNM. The remaining increase in salaries and benefits and other customary operating expenses were related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and nine months ended September 30, 2018 and 2017 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2018	2017	Dollars	Percentage	2018	2017	Dollars	Percentage

Salaries and employee benefits	$5,600	$3,934	$1,666	42.35%	$14,627	$11,388	$3,239	28.44%
Occupancy	963	761	202	26.54	2,702	2,322	380	16.37
Furniture and equipment	681	616	65	10.55	1,856	1,640	216	13.17
Data processing	720	533	187	35.08	1,810	1,482	328	22.13
Advertising	258	227	31	13.66	645	524	121	23.09
Professional service fees	421	323	98	30.34	1,122	1,049	73	6.96
Loan origination expenses and deposit and card related fees	242	181	61	33.70	516	515	1	0.19
Writedowns and losses on other real estate held for sale	36	43	(7)	(16.28)	102	298	(196)	(65.77)
FDIC insurance assessment	201	210	(9)	(4.29)	544	556	(12)	(2.16)
Telephone	171	154	17	11.04	478	445	33	7.42
Transaction related expenses	350	—	350	N/A	2,463	—	2,463	N/A
Other	975	742	233	31.40	2,758	2,199	559	25.42
Total other expense	$10,618	$7,724	$2,894	37.47%	$29,623	$22,418	$7,205	32.14%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the nine months ended September 30, 2018 of $1.331 million, compared to $2.681 million a year earlier.  The majority of this decrease is a result of the reduction in corporate tax rates under the Tax Cuts and Jobs Act enacted late in 2017.

The Corporation has reported deferred tax assets of $6.285 million at September 30, 2018.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $5.9 million and $1.7 million, respectively.  Tax credit carryforwards include alternative minimum tax credits and general business credits.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2018 and determined it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and all of the credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $1.404 million for the NOL and the equivalent value of tax credits, which is approximately $.295 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $60.628 million in cash and cash equivalents and $81.219 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first nine months of 2018, the Corporation increased cash and cash equivalents by $23.202 million.  Impacting the cash and cash equivalents was $32.5 million in net proceeds received in the common stock offering, as well as the proceeds from the aforementioned liquidation of a portion of the FFNM investment portfolio.  These proceeds were utilized in part to paydown holding company debt and brokered CD maturities.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first nine months of 2018, the Bank paid dividends to the Corporation of $2.000 million. Bank capital after the payment of this dividend remained strong and above the “well capitalized” level for regulatory purposes. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at September 30, 2018 of $15 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At September 30, 2018, the Bank’s core deposits in relation to total funding were 80% compared to 77% at December 31, 2017.  These ratios indicate that at September 30, 2018, that the Bank had decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  This was in large part due to the core deposits garnered in the FFNM transaction. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2018, the Bank had $53 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of September 30, 2018, the Corporation is well capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of September 30, 2018 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount		Ratio

Total capital to risk weighted assets:
Consolidated	$124,533	13.2%	>	$75,664	>	8.0%	>	$94,581	>	10.0%
mBank	$112,976	12.0%	>	$75,649	>	8.0%	>	$94,561	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$119,347	12.6%	>	$56,748	>	6.0%	>	$75,664	>	8.0%
mBank	$107,831	11.4%	>	$56,736	>	6.0%	>	$75,649	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$119,347	12.6%	>	$42,561	>	4.5%	>	$61,477	>	6.5%
mBank	$107,831	11.4%	>	$42,552	>	4.5%	>	$61,465	>	6.5%

Tier 1 capital to average assets:
Consolidated	$119,347	9.5%	>	$50,203	>	4.0%	>	$62,754	>	5.0%
mBank	$107,831	8.6%	>	$50,222	>	4.0%	>	$62,778	>	5.0%

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

Loans are the Corporation’s most significant earning asset.  Management offers commercial and real estate loans priced at interest rates which fluctuate with various indices such as the prime rate or rates paid on various government issued securities.  In addition, the Corporation prices the majority of its fixed rate loans so it has an opportunity to reprice the loan within 12 to 60 months.

As of September 30, 2018, the Corporation had established interest rate floors on approximately $142 million of its variable rate commercial loans.  Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods.  However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $112.325 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of September 30, 2018.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

The Corporation offers deposit products with a variety of terms ranging from deposits whose interest rates can change on a weekly basis to certificates of deposit with repricing terms of up to five years.  Longer term deposits generally include penalty provisions for early withdrawal.

Management can mitigate interest rate risk by managing the maturity periods of securities purchased, selling securities available for sale, and borrowing funds with targeted maturity periods, among other strategies.  Also, the rate of interest rate changes can impact the actions taken since the rate environment affects borrowers and depositors differently.

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

The following is the Corporation’s repricing opportunities at September 30, 2018 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$229,265	330,012	406,719	27,812	$993,808
Securities	2,818	14,493	68,068	26,886	112,265
Other (1)	6,206	1,442	6,123	247	14,018

Total interest-earning assets	238,289	345,947	480,910	54,945	1,120,091

Interest-bearing obligations:
NOW, money market, savings and interest checking	446,033	—	—	—	446,033
Time deposits	34,892	67,278	113,083	517	215,770
Brokered CDs	30,859	86,954	7,502	—	125,315
Borrowings	—	10,485	44,255	3,000	57,740

Total interest-bearing obligations	511,784	164,717	164,840	3,517	844,858

Gap	$(273,495)	$181,230	$316,070	$51,428	$275,233

Cumulative gap	$(273,495)	$(92,265)	$223,805	$275,233

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at September 30, 2018, the Corporation had a cumulative liability sensitivity gap position of $92.265 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2017, the Corporation had a cumulative liability sensitivity gap position of $113.098 million within the one-year time frame.

The borrowings in the gap analysis include $58 million of FHLB advances that have a weighted average maturity of 2.06 years and a weighted average rate of 1.72%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2018, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The share repurchases previously disclosed in prior periods are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of September 30, 2018 there remains $25,335 to be utilized under the current authorizations. There were no purchases during the first nine months of 2018.

Item 6.  Exhibits

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 14, 2018	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)