Form 10-K
period 2018-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2019-03-18
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.)  ☒

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (Section 229.405 of this chapter) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  Yes  ☒   No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company.  See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐
Smaller reporting company ☒
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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $16.58 as of June 30, 2018, was $139.633 million.  As of March 17, 2019, there were outstanding, 10,731,905 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the 2019 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.Business

Mackinac Financial Corporation (the “Corporation”, or “Mackinac”) is a bank holding company registered under the Bank Holding Company Act of 1956, as amended, (the “BHCA”) that was incorporated under the laws of the state of Michigan on December 16, 1974.  The Corporation changed its name from “First Manistique Corporation” to “North Country Financial Corporation” on April 14, 1998.  On December 16, 2004, the Corporation changed its name from North Country Financial Corporation to Mackinac Financial Corporation.  The Corporation is headquartered and located in Manistique, Michigan.  The mailing address of the Corporation is P.O. Box 369, 130 South Cedar Street, Manistique, Michigan 49854.

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

On May 18, 2018, the Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. (“FFNM”).  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch office shortly after consummation of the transaction.  FFNM had approximately $318 million in assets.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by the issuance of 2,146,378 new shares, approximating $34.1 million.

On October 1, 2018, the Corporation completed its acquisition of Lincoln Community Bank (“Lincoln”).  Lincoln had two branch offices, one of which was subsequently closed at the end of 2018.  Lincoln had approximately $60 million in assets. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected by a cash payment of $8.5 million.

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”).  The Bank currently has 11 branch offices located in the Upper Peninsula of Michigan, 10 branch offices located in Michigan’s Lower Peninsula, one branch in Southeast Michigan, and 7 branches in Wisconsin.  The Bank maintains offices in the Michigan counties of: Alpena, Cheboygan, Chippewa, Emmet,Grand Traverse, Luce, Manistee, Marquette, Menominee, Montmorency, Oakland, Oscoda, Otsego, and Schoolcraft.  The Bank maintains offices in the Wisconsin counties of: Florence, Lincoln, Marinette, Oneida and Vilas.  The Bank provides drive-in convenience at 29 branch locations and has 31 automated teller machines.  The Bank has no foreign offices.

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

Employees

As of December 31, 2018, the Corporation and its subsidiaries employed, in the aggregate, 294 employees.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan.  None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan and Northeastern Wisconsin.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within real estate — operators of nonresidential buildings industry.  This concentration represented $150.251 million, or 20.95%, of the commercial loan portfolio at December 31, 2018.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gas stations and convenience stores, forestry, restaurants, farming, fishing, and many other activities important to growth in the regions we service.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

On January 16, 2018, the Corporation executed a merger agreement with First Federal of Northern Michigan Bancorp, Inc. in Alpena, Michigan (“FFNM”).  On May 18, 2018, upon the consummation of the merger, with and into into the Corporation, the Coporation consolidated First Federal of Northern Michigan with the bank.  FFNM had seven branches, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.

On June 7, 2018 the Corporation announced the execution of a definitive agreement to acquire Lincoln Community Bank (“Lincoln”) located in Merrill, Wisconsin.  On October 1, 2018, upon consummation of the definitive agreement, the Corporation consolidated Lincoln into the Bank.  Lincoln operated two branches, one in each of Merrill and Gleason; As part of the acquisition the Gleason branch was subsequently closed at the end of 2018.

After the acquisition activity in 2018, the Bank’s presence increased to 29 branches.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $64.0 million at December 31, 2018, with additional amounts available if collateralized.

As of December 31, 2018, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A below, for details on the Corporation’s foreign account activity.

Compliance with federal, state, and local statutes and/or ordinances relating to the protection of the environment is not expected to have a material effect upon the Bank’s capital expenditures, earnings, or competitive position.

Supervision and Regulation

As a registered bank holding company, the Corporation is subject to regulation and examination by the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”) under the BHCA.  The Bank is subject to regulation and examination by the Michigan Department of Insurance and Financial Services (the “DIFS”) and the Federal Deposit Insurance Corporation (the “FDIC”).

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

Federal banking regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies.  The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items.  The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating expansion programs should not allow expansion to diminish their capital ratios and, “should maintain all ratios well in excess” of the minimums.  The current ratios, and pending changes are discussed under Regulatory Capital Requirements below.

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

The Economic Growth, Regulator Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory and Consumer Protection Act of 2018             (the “EGRRCPA) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks.  The EGRRCPA’s highlights include, among other things: (i) creating a new category of “qualified mortgages” presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not require appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempt banks that originate fewert than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit placement network for purposes of obtaining maximum deposit insurane would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (v) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

Regulatory Capital Framework

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

The Basel III final rule established a common equity Tier 1 capital (“CET1”) requirement, a Tier 1 capital requirement of 6.0% and an 8.0% total capital requirement.  The new CET1 and minimum Tier 1 capital requirements became effective January 1, 2015.  In addition to these minimum risk-based capital ratios, the Basel III final rule required that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increased the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively.  Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer has phased in, in full beginning January 1, 2019.

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

Notwithstanding the foregoing, the EGRRCPA is expected to simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (tangible equity to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such instituions may elect to replace the general applicable risk-based capital requirements under the Basel III capital rules.  Such institutions that meet the community bank leverage ratio will automatically be deemed to be well-capitalized, although the regulators retain the flexibility to determine that the institution may not qualify for the community bank leverage ratio test based on the institution’s risk profile.  Until the community bank leverage ratio is established by the regulators in accordance with EGRRCPA, the Basel III risk-based and leverage ratios remain in effect.  The effective date and the specific community bank leverage ratio is currently unknown.

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

II.Investment Portfolio

A.Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2018	2017	2016
Corporate	20,064	24,891	20,410
US Agencies	15,970	16,846	23,952
US Agencies - MBS	32,840	12,716	16,833
State and political subdivisions	47,874	21,444	25,078
Total	$116,748	$75,897	$86,273

B.Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2018 (fully taxable equivalent, dollars in thousands):

	In one	After one,	After five,			Weighted
	year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)
US Agencies	754	15,216	—	—	15,970	1.93%
US Agencies - MBS	81	29,104	3,655	—	32,840	3.00%
Corporate	5,861	10,185	3,518	500	20,064	2.92%
State and political subdivisions	6,969	28,981	9,566	2,358	47,874	3.47%

Total	$13,665	$83,486	$16,739	$2,858	$116,748

Weighted average yield (1)	2.50%	2.79%	3.77%	3.47%	2.91%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 21% tax rate.

III.Loan Portfolio

A.Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2018	2017	2016	2015	2014
Commercial real estate	$496,207	$406,742	$389,420	$312,805	$315,387
Commercial, financial and agricultural	191,060	156,951	142,648	122,140	101,895
One to four family residential real estate	286,908	209,890	205,945	140,502	139,553
Construction	44,318	20,061	23,731	27,100	25,715
Consumer	20,371	17,434	20,113	15,847	18,385

Total	$1,038,864	$811,078	$781,857	$618,394	$600,935

B.Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2018, based on scheduled principal repayments (dollars in thousands):

		Commercial,
		Financial,	1-4 Family
	Commercial	and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$57,306	$52,436	$1,540	$21	$1,986	$113,289
Fixed interest rates	31,733	16,713	9,039	1,062	12,589	71,136

After one year but within five years:
Variable interest rates	59,765	34,110	6,734	2,272	3,800	106,681
Fixed interest rates	280,322	72,129	23,908	13,779	11,229	401,367

After five years:
Variable interest rates	43,621	5,344	188,106	1,360	8,264	246,695
Fixed interest rates	23,460	10,328	57,581	1,877	6,450	99,696

Total	$496,207	$191,060	$286,908	$20,371	$44,318	$1,038,864

C.Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2018	2017	2016	2015	2014

Nonaccrual loans	$5,054	$2,388	$3,959	$2,353	$3,939

Interest income recorded during period for nonaccrual loans	—	—	437	795	—

Accruing loans past due 90 days or more	23	—	—	32	—

Restructured loans on nonaccrual not included above	—	180	165	154	3,105

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

The following table presents information relative to the allowance for loan losses for the years ended December 31, (dollars in thousands):

	2018	2017	2016	2015	2014

Balance of allowance for loan losses at beginning of period	$5,079	$5,020	$5,004	$5,140	$4,661

Loans charged off:
Commercial	330	419	477	1,801	682
One to four family residential real estate	230	155	133	142	290
Consumer	156	229	113	87	74
Total loans charged off	716	803	723	2,030	1,046

Recoveries of loans previously charged off:
Commercial	221	121	102	662	259
One to four family residential real estate	64	65	5	2	22
Consumer	35	51	32	26	44
Total recoveries	320	237	139	690	325

Net loans charged off	396	566	584	1,340	721
Provisions charged to expense	500	625	600	1,204	1,200

Balance at end of period	$5,183	$5,079	$5,020	$5,004	$5,140

Average loans outstanding	941,221	795,532	703,047	602,904	509,749

Ratio of net charge-offs to average loans	.04%	.07%	.08%	.22%	.14%

B.Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2018		2017		2016		2015		2014
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$1,682	47.76%	$1,650	50.15%	$1,345	49.81%	$1,611	50.58%	$2,813	52.48%

Commercial, financial, and agricultural	648	18.39	576	19.35	614	18.25	645	19.75	1,539	16.96

Commercial construction	101	2.87	54	1.14	57	1.47	79	2.48	142	2.71

1-4 family residential real estate	199	27.62	160	25.88	296	26.34	274	22.72	285	23.22

Consumer construction	6	1.40	6	1.33	6	1.56	7	1.91	6	1.57

Consumer	8	1.96	10	2.15	90	2.57	64	2.56	13	3.06

Unallocated general reserves	2,539	—	2,623	—	2,612	—	2,324	—	342	—

Total	$5,183	100.00%	$5,079	100.00%	$5,020	100.00%	$5,004	100.00%	$5,140	100.00%

The unallocated balance of the allowance for loan losses represents general reserves not attributed directly to one segment or class of loans, rather, represents additional reserves management believes is warranted based on local and broader economic trends.  These reserves are subjective in nature and based on qualitative factors impacting the overall loan portfolio.

V.Deposits

	Three months	Three to	Six to twelve	Over twelve
	or less	six months	months	months	Total

CDs <$100,000	23,623	15,369	36,571	83,370	158,933
CDs >$100,000	9,368	6,959	22,172	41,541	80,040

Total time deposits	$32,991	$22,328	$58,743	$124,911	$238,973

Additional deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

VI.Return on Equity and Assets

See Item 6 of this Form 10-K, “Selected Financial Data”

VII.Financial Instruments with Off-Balance Sheet Risk

Information relative to commitments, contingencies, and credit risk are discussed in Note 19 to the Corporation’s Consolidated Financial Statements contained in Item 8 of this Form 10-K.

Available Information

Our Internet address is www.bankmbank.com. We will make available free of charge in the investor relations section of our website our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and

amendments to those reports as soon as reasonably practicable after such materials are electronically filed with (or furnished to) the SEC. Information contained on our website is not incorporated by reference into this Annual Report on Form 10-K. In addition, the SEC maintains an Internet site, www.sec.gov, that includes filings of and information about issuers that file electronically with the SEC.

Item 1A.    Risk Factors

Our business, prospects, financial condition, or operating results could be materially adversely affected by any of the risks and uncertainties set forth below, as well as in any amendments or updates reflected in subsequent filings with the SEC.  In assessing these risks, you should also refer to the other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes.

RISK FACTORS

Investing in our securities involves risk. You should carefully consider the specific risks set forth in “Risk Factors” in this Annual Report on Form 10-K.  These risks are not the only risks we face. Additional risks not presently known to us, or that we currently view as immaterial, may also impair our business, if any of the risks described herein or any additional risks actually occur, our business, financial condition, results of operations and cash flows could be materially and adversely affected.

Mackinac’s net interest income could be negatively affected by interest rate adjustments by the Federal Reserve, as well as by competition in its primary market area.

As a financial institution, Mackinac’s earnings are significantly dependent upon its net interest income, which is the difference between the interest income that is earned on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects it more than non-financial institutions and can have a significant effect on net interest income and total income. Mackinac’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. As a result, an increase or decrease in market interest rates could have material adverse effects on net interest margin and results of operations.

If the allowance for loan losses is not sufficient to cover actual loan losses, Mackinac’s earnings could decrease.

Mackinac’s success depends to a significant extent upon the quality of its assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Mackinac’s loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, Mackinac may experience significant loan losses, which could have a material adverse effect on operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Mackinac’s loans. An allowance for loan losses is maintained in an attempt to cover any loan losses that may occur. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. The determination of the size of the allowance could be understated due to deviations in one or more of these factors.

If assumptions are wrong, the current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in Mackinac’s loan portfolio. Material additions to the allowance would materially decrease net income.

In addition, federal and state regulators periodically review the allowance for loan losses and may require Mackinac to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on Mackinac’s operating results.

Mackinac may need to raise additional capital in the future, but that capital may not be available when it is needed.

Mackinac is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Management may at some point in the future need to raise additional capital to support its business as a result of losses. Its ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the control of management, and on Mackinac’s financial performance. Accordingly, Mackinac cannot assure you of its ability to raise additional capital if needed on terms acceptable to management. If additional capital cannot be raised when needed, Mackinac’s ability to further expand its operations through internal growth and to operate its business could be materially impaired.

If Mackinac is unable to increase its share of deposits in the markets that its bank operates within, it may accept out-of-market and brokered deposits, the costs of which may be higher than expected.

Mackinac’s management can offer no assurance that it will be able to maintain or increase Mackinac’s market share of deposits in its highly competitive service areas. If unable to do so, it may be forced to accept increased amounts of out-of-market or brokered deposits. As of December 31, 2018, Mackinac had approximately $136.760 million in out of market brokered deposits, which represented approximately 12.46% of total deposits. At times, the cost of out-of-market and brokered deposits exceeds the cost of deposits in the local market. In addition, the cost of out-of-market and brokered deposits can be volatile, and if Mackinac is unable to access these markets, or if its costs related to out of market and brokered deposits increase, its liquidity and ability to support demand for loans could be adversely affected.

Volatility and disruptions in global capital and credit markets may adversely impact Mackinac’s business, financial condition and results of operations.

Even though Mackinac operates in a distinct geographic region in the U.S., it is impacted by global capital and credit markets, which are sometimes subject to periods of extreme volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit Mackinac’s ability to access capital and manage liquidity, which may adversely affect Mackinac’s business, financial condition and results of operations. Further, Mackinac’s customers may be adversely impacted by such conditions, which could have a negative impact on Mackinac’s business, financial condition and results of operations.

Mackinac is subject to extensive regulation that could limit or restrict its activities.

Mackinac operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Mackinac is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

Mackinac’s business also is subject to laws, rules and regulations regarding the disclosure of non-public information about its customers to non-affiliated third parties. Internet operations are not currently subject to direct regulation by any government agency in the United States beyond regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of Mackinac’s business on the Internet, including: user privacy, taxation, content, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or a change in the application of existing laws may decrease the use of the Internet, increase costs or otherwise adversely affect Mackinac’s business.

In particular, Congress and other regulators have increased their focus on the regulation of the financial services industry in recent years. While recent changes in the executive branch may mitigate this impact, the effects on Mackinac of recent legislation and regulatory actions cannot reliably be fully determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any delay in the economic recovery or a worsening of current financial market conditions could adversely affect Mackinac. Mackinac can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on Mackinac’s businesses or operations cannot be determined at this time, and such impact may adversely affect Mackinac.

The laws and regulations applicable to the banking industry could change at any time, and management cannot predict the effects of these changes on Mackinac’s business and profitability. Additionally, Mackinac cannot predict the effect of any legislation that may be passed at the state or federal level in response to the recent deterioration of the subprime, mortgage, credit and liquidity markets. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect Mackinac’s ability to operate profitably.

Mackinac’s financial condition and results of operations are reported in accordance with accounting principles generally accepted in the United States (“GAAP”). While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact Mackinac’s earnings as reported under GAAP. As a public company, Mackinac is also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC. Complying with these standards, rules and regulations has and continues to impose administrative costs and burdens on the company.

Additionally, political conditions could impact Mackinac’s earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could impact the business and economic conditions in which it operates.

Mackinac may make or be required to make further increases in its provision for loan losses and to charge off additional loans in the future, which could adversely affect the results of operations.

As a result of changes in balances and composition of Mackinac’s loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate. Increased non-performing assets, credit losses or the provision for loan losses would materially adversely affect Mackinac’s financial condition and results of operations.

Mackinac’s adjustable-rate loans may expose it to increased default risks.

While adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, the increased payments required of adjustable-rate loan borrowers upon an interest rate adjustment in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property may also be adversely affected in a rising interest rate environment. In addition, although adjustable-rate loans help make Mackinac’s asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Changing interest rates may decrease Mackinac’s earnings and asset values.

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to, inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce Mackinac’s profits. Net interest income is a significant component of its net income and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods in which they reprice, they may react in different degrees to changes in market interest rates. In addition, residential mortgage loan origination volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations, while falling interest rates are usually associated with higher loan originations. Mackinac’s ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, loan prepayment rates are likely to increase. A majority of Mackinac’s commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of loans held for sale to change. Accordingly, changes in levels of market interest rates could materially and adversely affect Mackinac’s net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of its securities portfolio and overall profitability.

Mackinac faces strong competition from other financial institutions, financial services companies and other organizations offering services similar to those offered by it, which could result in Mackinac not being able to sustain or grow its loan and deposit businesses.

Mackinac conducts its business operations primarily in the State of Michigan, and more recently, Northeastern Wisconsin. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, Mackinac may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that it offers. These competitors include other savings associations, community banks, regional banks and money center banks. Mackinac also faces competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Mackinac’s competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, financial intermediaries not subject to bank regulatory restrictions and banks and other financial institutions with larger capitalization have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than Mackinac is, may be able to offer the same loan products and services that Mackinac offers at more competitive rates and prices. If Mackinac is unable to attract and retain banking clients, it may be unable to sustain current loan and deposit levels or increase its loan and deposit levels, and its business, financial condition and future prospects may be negatively affected.

Our business could be adversely affected due to risks related to our recent acquisitions and the subsequent integration of the acquired businesses.

In recent years, we have closed several acquisitions of varying significance, and expect to consider future acquisitions from time to time. We cannot be certain that we will be able to identify, consummate and successfully integrate acquisitions, and no assurance can be given with respect to the timing, likelihood or business effect of any possible transaction. Transactions that we consummate would involve risks and uncertainties to us, including mispricing the inherent value of the acquired entity, as well as potential difficulties integrating people, systems and customers and realizing synergies.

The risks associated with our recent acquisitions any future acquisitions include, but are not limited to:

•	We may experience inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees;
•	We could be subject to liabilities that could be material or become subject to litigation or regulatory risks as a result of the acquisition;
•	Management’s attention may be diverted from other business initiatives; and
•	Unanticipated restructuring and other integration costs may be incurred.

Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by any significant decrease our stock price, which would adversely affect the attractiveness of our currency to potential targets, or by our ability to raise additional equity or debt capital to fund future acquisitions. Any of these risks, whether with respect to the current or any future acquisitions, could have a material adverse effect on our business and results of operations.

Mackinac may be required to transition from the use of the LIBOR interest rate index in the future.

A portion of the loans in Mackinac’s portfolio are indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, each of which could have an adverse effect on Mackinac’s results of operations.

Mackinac’s ability to use net operating loss carryovers to reduce future tax payments may be limited or restricted.

As of December 31, 2018, Mackinac had net operating loss (“NOL”) carryforwards of approximately $12.5 million. Mackinac is generally able to carry NOLs forward to reduce taxable income in future years. However, its ability to utilize its NOL carryforwards is subject to the rules of Section 382 of the Code. Section 382 of the Code generally restricts the use of NOL carryforwards after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common shares, or are otherwise treated as 5% shareholders under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership of that corporation’s shares by more than fifty (50) percentage points over the lowest percentage of the shares owned by these shareholders over a three (3)-year rolling period. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with its pre-ownership change NOL carry forwards. This annual limitation is generally equal to the value of the corporation’s shares immediately before the ownership change multiplied by the long-term tax-exempt rate in effect for the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

As of December 31, 2018, Mackinac had tax credit carryforwards of approximately $1.7 million. Mackinac is generally able to carry tax credits forward to reduce taxes in future years. However, Mackinac’s ability to utilize the tax credit carryforwards is subject to the rules of Section 383 of the Code. Section 383 of the Code imposes a comparable and related set of rules for limiting the use of capital loss and tax credit carry-forwards in the event of an ownership change.

Management cannot ensure that Mackinac’s ability to use its NOL carryforwards to offset taxable income or its tax credit carryforwards to offset tax will not become limited in the future. As a result, Mackinac could pay taxes earlier and in larger amounts than would be the case if its NOL and tax credit carryforwards were available to reduce its federal income taxes without restriction.

Mackinac may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to its customers.

The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Mackinac’s future success depends, in part, upon its ability to address the needs of its customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in its operations. Mackinac may not be able to effectively develop new technology-driven products and services or be successful in marketing or supporting these products and services to its customers, which could have a material adverse impact on its financial condition and results of operations.

Operational difficulties, failure of technology infrastructure or information security incidents could adversely affect Mackinac’s business and operations.

Mackinac is exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, failure of its controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Given the high volume of transactions Mackinac processes, certain errors may be repeated or compounded before they are identified and resolved. In particular, Mackinac’s operations rely on the secure processing, storage and transmission of confidential and other information on its technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in its customer relationship management, general ledger, deposit, loan and other systems.

Mackinac also faces the risk of operational disruption, failure or capacity constraints due to its dependency on third party vendors for components of its business infrastructure, including its core data processing systems which are largely outsourced. While Mackinac has selected these third party vendors carefully, it does not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect Mackinac’s business and operations.

Mackinac may also be subject to disruptions of its operating systems arising from events that are wholly or partially beyond its control, which may include, for example, computer viruses, cyberattacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although Mackinac has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to Mackinac.

The occurrence of any failure or interruption in Mackinac’s operations or information systems, or any security breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject Mackinac to regulatory intervention or expose it to civil litigation and financial loss or liability, any of which could have a material adverse effect on Mackinac.

Changes in customer behavior may adversely impact Mackinac’s business, financial condition and results of operations.

Mackinac uses a variety of methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of its control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect Mackinac’s ability to anticipate business needs and meet regulatory requirements.

Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on Mackinac, its customers and others in the financial institutions industry.

Mackinac’s ability to maintain and expand customer relationships may differ from expectations.

The financial services industry is very competitive. Mackinac not only vies for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. While Mackinac believes that it can continue to grow many of these relationships, Mackinac will continue to experience pressures to maintain these relationships as its competitors attempt to capture its customers. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact Mackinac’s earnings.

The trading price of Mackinac’s common stock may be subject to significant fluctuations and volatility.

The market price of Mackinac’s common stock could be subject to significant fluctuations due to, among other things:

•	variations in quarterly or annual results of operations;
•	changes in dividends per share;
•	deterioration in asset quality, including declining real estate values;
•	changes in interest rates;

•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving Mackinac or its competitors;
•	regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated;
•	new regulations that limit or significantly change Mackinac’s ability to continue to offer products or services;
•	volatility of stock market prices and volumes;
•	issuance of additional shares of common stock or other debt or equity securities;
•	changes in market valuations of similar companies;
•	changes in securities analysts’ estimates of financial performance or recommendations;
•	perceptions in the marketplace regarding the financial services industry, Mackinac and/or its competitors; and/or
•	the occurrence of any one or more of the risk factors described above.

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

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations.  Of the 29 branch locations, 24 are owned and 5 are leased.  The Corporation has additional office space to house administrative operational support.  Below is a comprehensive listing of our branch locations:

Alanson	6232 River Street	Alanson, MI	Owned
Alpena	100 S. Second Avenue	Alpena, MI	Owned
Alpena – Ripley	468 N. Ripley Blvd	Alpena, MI	Owned
Aurora	W563 County Road N	Aurora, WI	Owned
Birmingham	260 E. Brown Street, Suite 300	Birmingham, MI	Leased
Cheboygan	350 Main Street	Cheboygan, MI	Owned
Eagle River	400 E. Wall Street	Eagle River, WI	Owned
Escanaba	2224 N. Lincoln Road	Escanaba, MI	Owned
Florence	845 Central Ave	Florence, WI	Owned
Gaylord	1955 S. Otsego Avenue	Gaylord, MI	Owned
Ishpeming - Downtown	100 S. Main Street	Ishpeming, MI	Owned
Ishpeming - West	US West & 170 N. Daisy Street	Ishpeming, MI	Owned
Kaleva	14429 Wuoksi Avenue	Kaleva, MI	Owned
Lewiston	2885 S. County Road 489	Lewiston, MI	Owned
Manistique	130 South Cedar Street	Manistique, MI	Owned
Manistique - Jack’s	735 E. Lakeshore Drive	Manistique, MI	Leased
Marquette	857 W. Washington Street	Marquette, MI	Leased
Marquette - McClellan	175 S. McClellan Avenue	Marquette, MI	Owned
Merrill	1400 East Main Street	Merrill, WI	Owned
Mio	308 N. Morenci Street	Mio, MI	Owned
Negaunee	440 US 41 East	Negaunee, MI	Leased
Newberry	414 Newberry Avenue	Newberry, MI	Owned
Niagara	900 Roosevelt Road	Niagara, WI	Owned
Sault Ste. Marie	138 Ridge Street	Sault Ste. Marie, MI	Owned
Stephenson	S216 Menominee Street	Stephenson, MI	Owned
St. Germain	240 HWY 70 East	St. Germain, WI	Owned
Three Lakes	1811 Superior Street	Three Lakes, WI	Owned
Traverse City- Cass St	309 Cass Street	Traverse City, MI	Leased
Traverse City	3530 North Country Drive	Traverse City, MI	Owned

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC.  The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2017 through December 31, 2018, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2018
High	$16.68	$17.25	$17.58	$16.45
Low	15.43	14.75	15.80	12.60
Close	16.25	16.58	16.20	13.65
Dividends declared per share	0.120	0.120	0.120	0.120
Book value	12.96	13.90	13.94	14.20

2017
High	$13.88	$13.99	$15.52	$16.10
Low	13.63	13.92	15.01	15.89
Close	13.72	13.99	15.50	15.90
Dividends declared per share	0.120	0.120	0.120	0.120
Book value	12.71	12.92	13.13	12.93

The Corporation had approximately 1,600 shareholders of record as of March 15, 2019.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation, out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  In 2018, the Bank paid dividends to the Corporation totaling $2.0 million.

Issuer Purchases of Equity Securities

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  Shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013, and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date.  The Corporation purchased 14,000 shares for $.150 million in 2016, 102,455 shares for $1.122 million in 2015, 13,700 shares of its common stock for $.143 million in 2014, and $.509 million in 2013.  There were no repurchases made during 2018.  As of December 31, 2018 the Corporation had approximaely $25,000 remaining of the previously authorized buyback amount.

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2018. The following information is based on an investment of $100, on December 31, 2013 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2018	2017	2016	2015	2014
SELECTED FINANCIAL CONDITION DATA:
Total assets	$1,318,040	$985,367	$983,520	$739,269	$743,785
Loans	1,038,864	811,078	781,857	618,394	600,935
Securities	116,748	75,897	86,273	53,728	65,832
Deposits	1,097,537	817,998	823,512	610,323	606,973
Borrowings	60,441	79,552	67,579	45,754	49,846
Common shareholders’ equity	152,069	81,400	78,609	76,602	73,996
Total shareholders’ equity	152,069	81,400	78,609	76,602	73,996

SELECTED OPERATIONS DATA:
Interest income	$55,377	$44,376	$37,983	$33,513	$27,669
Interest expense	8,247	6,438	4,885	4,393	4,142
Net interest income	47,130	37,938	33,098	29,120	23,527
Provision for loan losses	500	625	600	1,204	1,200
Net security gains	—	231	150	455	54
Other income	4,263	3,810	4,003	3,434	3,058
Other expenses	40,300	30,336	29,885	23,876	22,610
Income before income taxes	10,593	11,018	6,766	7,929	2,829
Provision for income taxes	2,226	5,539	2,283	2,333	1,129
Net income	8,367	5,479	4,483	5,596	1,700
Net income available to common shareholders	$8,367	$5,479	$4,483	$5,596	$1,700

PER SHARE DATA:
Earnings — Basic	$0.94	$0.87	$0.72	$0.90	$0.30
Earnings — Diluted	0.94	0.87	0.72	0.89	0.30
Cash dividends declared	0.48	0.48	0.40	0.35	0.225
Book value	14.20	12.93	12.55	12.32	11.81
Tangible book value	11.61	11.72	11.29	11.54	11.01
Market value - closing price at year end	13.65	15.90	13.47	11.49	11.85

FINANCIAL RATIOS:
Return on average common equity	6.94%	6.74%	5.73%	7.41%	2.57%
Return on average total equity	6.94	6.74	5.73	7.41	2.57
Return on average assets	0.71	0.55	0.52	0.76	0.28
Dividend payout ratio	51.06	55.17	55.56	41.67	75.00
Average equity to average assets	10.23	8.17	9.05	10.23	10.94
Net interest margin	4.44	4.20	4.19	4.30	4.19

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	.49%	.32%	.53%	.41%	.66%
Nonperforming assets to total assets	0.62	0.62	0.91	0.66	0.93
Allowance for loan losses to total loans	0.50	0.64	0.64	0.81	0.86
Allowance for loan losses to nonperforming loans	102.09	197.78	121.73	197.09	130.49
Net charge-offs to average loans	0.04	0.07	0.08	0.22	0.14
Texas ratio	6.33	7.77	11.76	6.34	9.37

Item 7.Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended.  The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions.  Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions.  The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain.  Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

•	changes in business, economic or political conditions;
•	changes in interest rates or interest rate volatility;
•	our ability to manage our balance sheet size and capital levels;
•	disruptions or failures of our information technology systems or those of our third party service providers;
•	cyber security threats, system disruptions and other potential security breaches or incidents;
•	customer demand for financial products and services;
•	our ability to continue to compete effectively and respond to aggressive competition within our industry;
•	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans;
•	our ability to manage our significant risk exposures effectively;
•	the occurrence of risks associated with our advisory services;
•	our ability to manage credit risk with customers and counterparties;
•	changes in government regulation, including interpretations, or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation;
•	adverse developments in any investigations, disciplinary actions or litigation; and
•	other factors detailed from time to time in our filings with the SEC.

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2018 and 2017 and the results of operations for 2017 and 2018. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2017 and 2018.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

The acquisition of Eagle River added approximately $125 million in assets, $81 million in loan balances and $105 million in deposits to the Corporation.  The acquisition of Niagara added $67 million in assets, $32 million in loan balances and $59 million in deposits.  The acquisition of FFNM added approximately $318 million in assets, $192 million in loan balances and $254 million in deposits.  The acquisition of Lincoln added approximately $60 million in assets, $40 million in loan balances and $52 million in deposits.

Dollar amounts in tables are stated in thousands, except for per share data.

EXECUTIVE SUMMARY

The purpose of this section is to provide a brief summary of the 2018 results of operations and financial condition.  A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $8.367 million, or $.94 per share, for the year ended December 31, 2018, compared to $5.479 million, or $.87 per share, in 2017.  The 2018 results include expenses related to the the acquisitions of FFNM and Lincoln, which had a collective after-tax impact of $2.461 million on earnings.  The 2017 results include the effects of the $2.025 million non-cash tax related expense related to the revaluation of the Corporations deferred tax asset (“DTA”) as a result of the corporate tax code change announced in December 2017.

Total assets of the Corporation at December 31, 2018, were $1.318 billion, an increase of $332.673 million, or 33.76%, from total assets of $985.367 million reported at December 31, 2017.

At December 31, 2018, the Corporation’s total loans stood at $1.039 billion, an increase of $227.786 million, or 28.08%, from 2017 year-end balances of $811.078 million.  Total loan production in 2018 amounted to $286.890 million, which included $57.118 million of secondary market mortgage loans sold.  The Corporation also sold $9.245 million of SBA/USDA guaranteed loans.  Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

Nonperforming loans totaled $5.077 million, or .49%, of total loans at December 31, 2018 compared to $2.568 million, or .32% of total loans at December 31, 2017.  Nonperforming assets at December 31, 2018, were $8.196 million, .62% of total assets, compared to $6.126 million, or .62% of total assets, at December 31, 2017.

Total deposits increased from $817.998 million at December 31, 2017 to $1.098 billion at December 31, 2018, an increase of 34.17%.  The increase in deposits in 2018 was comprised of a decrease in noncore deposits of $35.857 million and an increase in core deposits of $315.396 million, $306.928 million of which was attributable to our 2018 acquisitions.  In 2018, the Corporation utilized wholesale deposits in order to better manage interest rate risk in funding fixed rate loans.

Shareholders’ equity totaled $152.069 million at December 31, 2018, compared to $81.400 million at the end of 2017, an increase of $70.669 million.  This change reflects the net income available to common shareholders of $8.367 million, other comprehensive loss of $.171 million, an increase related to stock compensation expense of $.533 million, and dividends declared on common stock of $4.612 million.  Also contributing to the increase was the equity garnered in the acquisition of FFNM of $34.101 million and the capital raise of $32.451 million.  The book value per common share at December 31, 2018, amounted to $14.20 compared to $12.93 at the end of 2017.

For a description of our significant accounting policies, see Note 1 to the financial statements included herein.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2018	2017

Taxable-equivalent net interest income	$47,367	$38,140
Taxable-equivalent adjustment	(237)	(202)

Net interest income, per income statement	47,130	37,938
Provision for loan losses	500	625
Other income	4,263	4,041
Other expense	40,300	30,336

Income before provision for income taxes	10,593	11,018
Provision for income taxes	2,226	5,539

Net income	$8,367	$5,479

Earnings per common share
Basic	$0.94	$0.87
Diluted	$0.94	$0.87

Return on average assets	.71%	.55%
Return on average equity	6.94	6.74

Summary

The Corporation reported net income available to common shareholders of $8.367 million in 2018, compared to $5.479 million in 2017. The 2018 results include expenses related to the acquisitions of FFNM and Lincoln, which had a collective after-tax impact of $2.461 million on earnings. The 2017 results include the effects of the $2.025 million non-cash tax related expense related to the revaluation of the Corporation’s DTA as a result of the corporate tax code change announced in December 2017.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources.  Net interest revenue is the Corporation’s principal source of revenue, representing 91.71% of total revenue in 2018.  The Corporation’s net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $9.227 million from $38.140 million in 2017 to $47.400 million in 2018. There were four 25 basis point rate increases to the federal funds rate in 2018.  The Corporation experienced an increase of 29 basis points in the overall rates on earning assets from 4.95% in 2017 to 5.24% in 2018.  Interest bearing funding sources increased by 12 basis points, from .86% in 2017 to .98% in 2018.  The combination of these effective rate changes resulted in an increase in the taxable equivalent net interest margin from 4.23% in 2017 to 4.46% in 2018.

The following table details sources of net interest income for the two years ended December 31 (dollars in thousands):

	2018	Mix	2017	Mix
Interest Income
Loans, taxable	$51,407	92.83%	$41,770	94.13%
Loans, tax-exempt	123	0.22	95	0.21
Taxable securities	2,408	4.35	1,606	3.62
Nontaxable securities	338	0.61	298	0.67
Other interest-earning assets	1,101	1.99	607	1.37
Total earning assets	55,377	100.00%	44,376	100.00%
Interest Expense
NOW, money markets, checking	1,039	12.60	817	12.69%
Savings	73	0.89	42	0.65
Certificates of deposit	2,516	30.51	1,403	21.79
Brokered deposits	2,864	34.73	2,099	32.60
Borrowings	1,755	21.28	2,077	32.26
Total interest-bearing funds	8,247	100.00%	6,438	100.00%

Net interest income	$47,130		$37,938

Average Rates
Earning assets	5.22%		4.92%
Interest-bearing funds	0.98		0.86
Interest rate spread	4.24		4.06

For purposes of this presentation, non-taxable interest income has not been restated on a tax-equivalent basis.

As shown in the table above, income on loans provides more than 92% of the Corporation’s interest revenue.  The Corporation’s loan portfolio has approximately $466.665 million of variable rate loans that predominantly reprice with changes in the prime rate and $572.199 million of fixed rate loans.  A portion of the variable rate loans, 29%, or $133.520 million, have interest rate floors.  The majority of these loans have surpassed their interest rate floors and now reprice with each increase in the prime rate.

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

Taxable equivalent adjustments are the result of increasing income from tax-free loans and investments by an amount equal to the taxes that would be paid if the income were fully taxable based on a 21% federal tax rate, thus making tax-exempt yields comparable to taxable asset yields.

	Year Ended December 31,
	2018			2017
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$941,221	$51,563	5.48%	$795,532	$41,913	5.27%
Taxable securities	86,189	2,408	2.79	69,589	1,606	2.31
Nontaxable securities (2)	14,678	575	3.92	14,412	452	3.14
Other interest-earning assets	18,929	1,101	5.82	21,607	607	2.81
Total earning assets	1,061,017	55,647	5.24	901,140	44,578	4.95
Reserve for loan losses	(5,530)			(5,044)
Cash and due from banks	56,500			46,779
Fixed assets	19,421			16,426
Other real estate owned	2,407			4,092
Other assets	43,640			32,433
	116,438			94,686

TOTAL AVERAGE ASSETS	$1,177,455			$995,826

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$230,751	$908	0.39%	$205,443	$717	0.35%
Interest checking	84,238	131	0.16	67,647	100	0.15
Savings deposits	90,758	73	0.08	60,473	42	0.07
Certificates of deposit	191,543	2,515	1.31	151,401	1,402	0.93
Brokered deposits	158,554	2,865	1.81	184,043	2,099	1.14
Borrowings	85,648	1,755	2.05	82,830	2,078	2.51
Total interest-bearing liabilities	841,492	8,247	0.98	751,837	6,438	0.86
Demand deposits	207,021			157,194
Other liabilities	8,464			5,446
Shareholders’ equity	120,478			81,349
	335,963			243,989
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,177,455			$995,826

Rate spread			4.26			4.09
Net interest margin/revenue, tax equivalent basis		$47,400	4.46%		$38,140	4.23%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 21% tax rate for 2018 and 34% for 2017.
(3)	Interest income on loans includes loan fees.

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

	Year ended December 31,
	2018 vs. 2017
	Increase (Decrease)
	Due to			Total
			Volume	Increase
	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$7,676	$1,669	$306	$9,651
Taxable securities	383	338	81	802
Nontaxable securities	8	113	2	123
Other interest earning assets	(34)	563	(36)	493
Total interest earning assets	$8,033	$2,683	$353	$11,069

Interest bearing obligations:
NOW and money market deposits	$88	$91	$12	$191
Interest checking	25	5	1	31
Savings deposits	21	7	3	31
Certificates of deposit	372	586	155	1,113
Brokered deposits	(291)	1,227	(170)	766
Borrowings	71	(381)	(13)	(323)

Total interest bearing obligations	$286	$1,535	$(12)	$1,809

Net interest income, tax equivalent basis				$9,260

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During 2018, the Corporation recorded a provision for loan loss of $.500 million, compared to a provision of $.625 million in 2017.  There was no provision for loan losses for acquired loans as there was no further deterioration of acquired loans since acquisition.

Noninterest Income

Noninterest income was $4.263 million and $4.041 million in 2018 and 2017, respectively.  The principal recurring sources of noninterest income are the gains and fees on the sale of SBA/USDA guaranteed loans and secondary market loans.  In 2018, revenues from these two business lines totaled $1.950 million compared to $2.240 million in 2017.

Deposit related income totaled $1.441 million in 2018 compared to $1.056 million in 2017.  Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details noninterest income for the two years ended December 31 (dollars in thousands):

	2018	2017	2018-2017%
Deposit service charges	$481	$372	29.30%
NSF Fees	960	684	40.35
Gain on sale of secondary market loans	1,019	1,130	(9.82)
Secondary market fees generated	270	243	11.11
SBA Fees	661	867	(23.76)
Mortgage servicing rights (amortization) income	197	(31)	735.48
Other	675	545	23.85
Subtotal	4,263	3,810	11.89
Net security gains	—	231	—
Total noninterest income	$4,263	$4,041	5.49%

Noninterest Expense

Noninterest expense was $40.300 million in 2018 compared to $30.336 million in 2017.  In 2018, the Corporation incurred $2.951 million of costs related to the acquisition of FFNM and Lincoln, compared to no transaction costs in 2017.  Salaries and benefits, at $20.064 million, increased by $4.574 million, or 29.53%, from the 2017 expenses of $15.490 million.  The increased salaries and benefits expense was largely a result of an increased number of staff as a result of the acquisitions, as well as customary annual increases to legacy employees.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the two years ended December 31 (dollars in thousands):

			% Increase
			(Decrease)
	2018	2017	2018-2017
Salaries and benefits	$20,064	$15,490	29.53%
Occupancy	3,640	3,104	17.27
Furniture and equipment	2,548	2,209	15.35
Data processing	2,503	2,037	22.88
Professional service fees:
Accounting	629	600	4.83
Legal	184	200	(8.00)
Consulting and other	762	734	3.81
Total professional service fees	1,575	1,534	2.67
Loan origination expenses and deposit and card related fees	1,166	1,335	(12.66)
Writedowns and losses on OREO held for sale	182	388	(53.09)
FDIC insurance assessment	700	731	(4.24)
Telephone	726	604	20.20
Advertising	905	711	27.29
Transaction related expenses	2,951	50	NM
Other operating expenses	3,340	2,143	55.86
Total noninterest expense	$40,300	$30,336	32.85%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recognized a federal income tax expense of approximately $2.226 million for the year ended December 31, 2018 and $5.539 million for the year ended December 31, 2017. A large portion of this, $2.025 million was related to the revaluation of the Corporation’s deferred tax asset as a result of the corporate tax code change announced in December 2017.

The Corporation has reported deferred tax assets of $5.763 million at December 31, 2018.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2018, had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2018.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable included in other assets during the year.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2018 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The table below details the major components of the Corporation’s net deferred tax assets (dollars in thousands):

	2018	2017
Deferred tax assets:
NOL carryforward	$2,634	$1,580
Allowance for loan losses	1,078	948
Alternative Minimum Tax Credit	—	1,463
OREO	168	119
Tax credit carryovers	140	235
Deferred compensation	307	242
Pension liability	221	240
Stock compensation	92	79
Unrealized loss on securities	99	19
Purchase accounting adjustments	2,206	785
Other	808	63

Total deferred tax assets	7,753	5,773

Deferred tax liabilities:
Core deposit premium	(1,256)	(404)
FHLB stock dividend	(73)	(56)
Depreciation	(101)	(79)
Mortgage servicing rights	61	(240)
Other	(621)	(24)
Total deferred tax liabilities	(1,990)	(803)

Net deferred tax asset	$5,763	$4,970

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2018		2017
(dollars in thousands)	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$241,556	18.33%	$148,079	15.03%
Interest-bearing transactional deposits	480,248	36.44	341,406	34.65
CD’s <$250,000	225,236	17.09	142,159	14.43
Total core deposit funding	947,040	71.85	631,644	64.10
CD’s >$250,000	13,737	1.04	11,055	1.12
Brokered deposits	136,760	10.39	175,299	17.80
Total noncore deposit funding	150,497	11.42	186,354	18.92
FHLB and other borrowings	60,441	4.59	79,552	8.07
Other liabilities	7,993	0.61	6,417	0.65
Shareholders’ equity	152,069	11.54	81,400	8.26

Total	$1,318,040	100.00%	$985,367	100.00%

Uses of Funds:
Net Loans	$1,033,681	78.43%	$805,999	81.80%
Securities available for sale	116,748	8.86	75,897	7.70
Federal funds sold	6	0.00	6	0.00
Federal Home Loan Bank Stock	4,924	0.37	3,112	0.32
Interest-bearing deposits	13,452	1.02	13,374	1.36
Cash and due from banks	64,151	4.87	37,420	3.80
Other assets	85,078	6.44	49,559	5.02

Total	$1,318,040	100.00%	$985,367	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity.  Securities increased $40.851 million in 2018, from $75.897 million at December 31, 2017 to $116.748 million at December 31, 2018.  The majority of this increase was a result of acquisition activity.

The carrying value of the Corporation’s securities at December 31 (dollars in thousands) is as follows:

	2018	2017
US Agencies	$15,970	$16,846
US Agencies - MBS	32,840	12,716
Corporate	20,064	24,891
Obligations of states and political subdivisions	47,874	21,444

Total securities	$116,748	$75,897

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies.  The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions.  At December 31, 2018, investment securities with an estimated fair market value of $24.908 million were pledged as collateral for FHLB borrowings and certain customer relationships.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets.  The majority of its loans are commercial, which represents approximately 69% of total loans outstanding at December 31, 2018.

The Corporation continued to experience strong loan demand in 2018 with approximately $286.890 million of new organic loan production, including $57.118 million of mortgage loans sold in the secondary market.  At 2018 year-end, the Corporation’s loans stood at $1.039 billion, an increase from the 2017 year-end balances of $811.078 million.  The production of loans was distributed among the regions, with the Upper Peninsula at $109.628 million, $97.854 million in the Northern Lower Peninsula, $49.210 million in Southeast Michigan and $30.198 million in Wisconsin.

The 2016 acquisitions of Eagle River and Niagara added loans of $112.582 million to our consolidated loan portfolio.  These acquired loans did not result in any significant concentration risk.

The 2018 acquisitions of FFNM and Lincoln added loans of $223.445 million to our consolidated loan portfolio.  These acquired loans did not result in any significant concentration risk.

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

The following table details the loan activity for 2017 and 2018 (dollars in thousands):

Loan balances as of December 31, 2016	$781,857

Total production	277,556
Total loans acquired	—
Secondary market sales	(65,711)
SBA loan sales	(7,689)
Loans transferred to OREO	(2,147)
Normal amortization/paydowns and payoffs	(172,788)
Loan balances as of December 31, 2017	$811,078

Total production	286,890
Total loans acquired	223,445
Secondary market sales	(57,118)
SBA loan sales	(9,245)
Loans transferred to OREO	(1,878)
Normal amortization/paydowns and payoffs	(214,308)

Loan balances as of December 31, 2018	$1,038,864

Following is a table that illustrates the balance changes in the loan portfolio for 2018 and 2017 year-end (dollars in thousands):

			Percent Change
	2018	2017	2018-2017

Commercial real estate	$496,207	$406,742	22.00%
Commercial, financial, and agricultural	191,060	156,951	21.73
One-to-four family residential real estate	286,908	209,890	36.69
Construction:
Consumer	14,553	10,818	34.53
Commercial	29,765	9,243	222.03
Consumer	20,371	17,434	16.85

Total	$1,038,864	$811,078	28.08%

Our commercial real estate loan portfolio predominantly relates to owner occupied real estate, and our loans are generally secured by a first mortgage lien.  We make commercial loans for many purposes, including working capital lines, which are generally renewable annually and supported by business assets, personal guarantees and additional collateral.  Commercial business lending is generally considered to involve a higher degree of risk than traditional consumer bank lending.

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2018			2017
		% of	% of		% of	% of
	Balance	Loans	Capital	Balance	Loans	Capital
Real estate - operators of nonresidential buildings	$150,251	20.95%	98.80	$119,025	20.77%	146.22
Hospitality and tourism	77,598	10.82	51.03	75,228	13.13	92.42
Lessors of residential buildings	50,204	7.00	33.01	33,032	5.77	40.58
Gasoline stations and convenience stores	24,189	3.37	15.91	21,176	3.70	26.01
Logging	20,860	2.91	13.72	17,554	3.06	21.57
Commercial construction	29,765	4.15	8.39	9,243	1.61	11.36
Other	364,165	50.80	250.66	297,678	51.96	365.70

Total commercial loans	$717,032	100.00%		$572,936	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2018 year-end.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of December 31, 2018, our residential loan portfolio totaled $301.461 million, or 29.02%, of our total outstanding loans.

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

The Corporation, at December 31, 2018, had performing loans of $4.836 million and $1.145 million of nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans.  The total performing restructured loans of $4.836 million is comprised of 30 performing loans, the largest of which had a December 31, 2018 balance of $.903 million and five nonperforming loans.

Credit Quality

The table below shows balances of nonperforming assets for the years ended December 31 (dollars in thousands):

	December 31,	December 31,
	2018	2017

Nonperforming Assets:
Nonaccrual loans	$5,054	$2,388
Loans past due 90 days or more	23	—
Restructured loans on nonaccrual	—	180
Total nonperforming loans	5,077	2,568
Other real estate owned	3,119	3,558
Total nonperforming assets	$8,196	$6,126
Nonperforming loans as a % of loans	0.49%	0.32%
Nonperforming assets as a % of assets	0.62%	0.62%
Reserve for Loan Losses:
At period end	$5,183	$5,079
As a % of outstanding loans	.50%	.63%
As a % of nonperforming loans	102.09%	197.78%
As a % of nonaccrual loans	102.55%	212.69%
Texas Ratio	6.33%	7.77%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2018 independent review provided findings similar to management with respect to credit quality.  The Corporation will again utilize a consultant for loan review in 2019.

The following table details the impact of nonperforming loans on interest income for the two years ended December 31 (dollars in thousands):

	2018	2017

Interest income that would have been recorded at original rate	$194	$113
Interest income that was actually recorded	—	—

Net interest lost	$194	$113

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2018 amounted to $.396 million, or .04% of average loans outstanding, compared to $.566 million, or .07% of loans outstanding in 2017.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  The balance of the allowance for loan losses does not contemplate acquisition fair value adjustments, as detailed in Note 4 – “Loans.”   Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

A two year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2018	2017

Balance at beginning of period	$5,079	$5,020
Loans charged off:
Commercial	330	419
One-to-four family residential real estate	230	155
Consumer	156	229
Total loans charged off	716	803
Recoveries of loans previously charged off:
Commercial	221	121
One-to-four family residential real estate	64	65
Consumer	35	51
Total recoveries of loans previously charged off	320	237
Net loans charged off	396	566
Provision for loan losses	500	625

Balance at end of period	$5,183	$5,079

Total loans, period end	$1,038,864	$811,078
Average loans for the year	941,221	795,532
Allowance to total loans at end of year	0.50%	0.63%
Net charge-offs to average loans	0.04	0.07
Net charge-offs to beginning allowance balance	7.80	11.27

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

At the end of 2018, the allowance for loan losses represented .50% of total loans.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.  This position is further illustrated by the ratio of the allowance as a percent of nonperforming loans, which stood at 102.09% at December 31, 2018.

The Corporation completed the acquisition of Eagle River on April 29, 2016, Niagara on August 31, 2016, First Federal of Northern Michigan Bancorp Inc. (“FFNM”) on May 18, 2018 and Lincoln Community Bank (“Lincoln”) on October 1 2018.  The Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million. The FFNM impaired loans totaled $5.440 million and the Lincoln impaired loans totaled $1.901 million.  In 2018, the Corporation had positive resolution of acquired nonperforming loans, which resulted in recognition of accretable interest of approximately $.546 million compared to $.550 million in 2017.

As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits.  The Corporation carries this collateral in other real estate held for sale on the balance sheet.

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2016	$4,782
Other real estate transferred from loans due to foreclosure	2,147
Proceeds from sale of other real estate	(2,782)
Writedowns on other real estate held for sales	(508)
Loss on other real estate held for sale	(81)

Balance at December 31, 2017	$3,558

Other real estate transferred from loans due to foreclosure	1,878
Other real estate acquired in business combinations	263
Proceeds from sale of other real estate	(2,398)
Writedowns on other real estate held for sales	(125)
Loss on other real estate held for sale	(57)

Balance at December 31, 2018	$3,119

During 2018, the Corporation received real estate in lieu of loan payments of $1.878 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value.  After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2018 were $1.098 billion, an increase of $279.539 million, or 34.17%, from December 31, 2017 deposits of $817.998 million.  The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2018	Mix	2017	Mix

CORE:
Non-interest-bearing	$241,556	22.01%	$148,079	18.10%
NOW, money market, checking	368,890	33.61	280,309	34.27
Savings	111,358	10.15	61,097	7.47
Certificates of Deposit <$250,000	225,236	20.52	142,159	17.38
Total core deposits	947,040	86.29	631,644	77.22

NONCORE:
Certificates of Deposit >$250,000	13,737	1.25	11,055	1.35
Brokered CDs	136,760	12.46	175,299	21.43
Total non-core deposits	150,497	13.71	186,354	22.78

Total deposits	$1,097,537	100.00%	$817,998	100.00%

The increase in deposits, is composed of a decrease in noncore deposits of $35.857 million, and an increase in core deposits of $315.396 million, $306.928 which is attributable to acquisition activity.  As shown in the table above, core deposits represent approximately 86% of total deposits.  The Corporation will continue to seek core deposit growth in its funding sources, but will also supplement this funding with strategic utilization of wholesale brokered deposits to help manage interest rate risk.

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

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At 2018 year end, this source of funding totaled $57.1 million and the Corporation secured this funding by pledging loans and investments.  The $57.1 million of FHLB borrowings had a weighted average maturity of 2.58 years, with a weighted average rate of 1.72% at December 31, 2018.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at December 31, 2018.  The line of credit bears interest at a rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires on April 30, 2020. LIBOR was 2.81% at December 31, 2018. The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. The relationship is secured by all of the outstanding mBank stock.

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

During 2018, the Corporation increased cash and cash equivalents by $26.731 million.  As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities and cash used in financing activities.  The net change in investing activities included a net increase in loans of $6.148 million and a net increase in securities available for sale of $61.415 million.  The Corporation also had a net decrease in cash through financing activities partially due to a decrease in deposit liabilities of $27.389 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30-day period, a 30 to 90-day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets.  As of December 31, 2018, $86.468 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2019, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs to the extent the level of brokered CDs remains within our conservative policy limitations.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  In 2018, the Bank paid a $2.0 million dividend to the Corporation.  Bank capital, after payment of this dividend, remained strong and above the “well capitalized” level for regulatory purposes.  The Corporation has a $15.0 million line of credit with a correspondent bank, which also serves as a source of liquidity.  As of December 31, 2018, $15.0 million was available to the

Corporation under this line.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized”. The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Non-core funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and other borrowings.  At December 31, 2018, the Bank’s core deposits in relation to total funding were 81.78% compared to 70.37% in 2017.  These ratios indicated at December 31, 2018, that the Bank had decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of December 31, 2018, the Bank had $64 million of unsecured overnight borrowing lines available and additional amounts available if secured.   Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets. The Corporation also has the ability to augment local deposit growth with wholesale CD funding.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2018, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total
Contractual Obligations

Total deposits	$975,368	$104,672	$17,014	$483	$1,097,537
Federal Home Loan Bank borrowings	16,612	37,398	131	2,919	57,060
Other borrowings	77	157	161	81	476
Directors’ deferred compensation	316	868	423	586	2,193
Annual rental / purchase commitments under noncancelable leases / contracts	747	1,610	1,000	2,124	5,481

TOTAL	$993,120	$144,705	$18,729	$6,193	$1,162,747

Other Commitments

Letters of credit	$7,208	$—	$—	$—	$7,208
Commitments to extend credit	143,295	—	—	—	143,295
Credit card commitments	5,108	—	—	—	5,108

TOTAL	$155,611	$—	$—	$—	$155,611

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

The Corporation and Bank capital is also impacted by the disallowed portion of the Corporation’s deferred tax asset.  The portion of the deferred tax asset which is allowed to be included in regulatory capital is based on the amount of the asset, net of any valuation allowance and deferred tax liabilities.  The amount included is phased in through 2018.  See “Business — Supervision and Regulation” and “— “Regulatory Capital Requirements” for additional information regarding regulatory capital, as well as Note 16 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

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

At December 31, 2018 the Bank had $116.748 million of securities, with a weighted average maturity of 60.29 months.  The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell cash to correspondent banks as investments in federal funds. The Corporation also has other interest bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following are the Corporation’s repricing opportunities at December 31, 2018 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$243,557	357,958	411,689	25,660	$1,038,864
Securities	5,821	15,239	72,966	22,722	116,748
Other (1)	5,909	2,667	9,553	247	18,376

Total interest-earning assets	255,287	375,864	494,208	48,629	1,173,988

Interest-bearing obligations:
NOW, money market, savings and interest checking	480,248	—	—	—	480,248
Time deposits	33,598	83,208	121,684	483	238,973
Brokered CDs	60,393	76,367	—	—	136,760
Borrowings	10,496	6,193	37,847	3,000	57,536

Total interest-bearing obligations	584,735	165,768	159,531	3,483	913,517

Gap	$(329,448)	$210,096	$334,677	$45,146	$260,471

Cumulative gap	$(329,448)	$(119,352)	$215,325	$260,471

(1)	includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2018, the Corporation had a cumulative liability sensitivity gap position of $119.352 million within the one-year timeframe.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income since more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments.  In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2018, the Corporation had $466.665 million of variable rate loans that reprice primarily with the prime rate index.  Approximately $133.520 million of these variable rate loans have interest rate floors.  This means that the prime rate will have to increase above the floor rate before these loans will reprice.  The majority of these loans have surpassed their interest rate floors and now reprice with each increase in the prime rate.

At December 31, 2017, the Corporation had a cumulative liability sensitive gap position of $113.098 million within the one-year time frame.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2018 (dollars in thousands).  Nonaccrual loans of $5.054 million are included in the table at an average interest rate of 0.00% and a maturity greater than 5 years.

Principal/Notional Amount Maturing/Repricing In:

								Fair Value
	2019	2020	2021	2022	2023	Thereafter	Total	12/31/2018

Rate Sensitive Assets
Fixed interest rate securities	$13,665	$30,251	$28,563	$15,959	$8,712	$19,598	$116,748	$116,748
Average interest rate	2.50	2.38	2.96	3.06	3.18	3.73
Fixed interest rate loans	73,218	73,226	93,092	94,137	138,206	100,320	572,199	560,869
Average interest rate	4.78	4.67	4.47	4.78	5.14	5.19
Variable interest rate loans	466,665	—	—	—	—	—	466,665	457,425
Average interest rate	5.69	—	—	—	—	—
Other assets	8,582	6,881	690	1,732	250	247	18,382	18,382
Average interest rate	3.32	2.15	2.26	2.38	2.39	2.11
Total rate sensitive assets	$562,130	$110,358	$122,345	$111,828	$147,168	$120,165	$1,173,994	$1,153,424
Average interest rate	5.46%	3.89%	4.11%	4.50%	5.02%	4.95%	4.97%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$480,248	$—	$—	$—	$—	$—	$480,248	$480,248
Average interest rate	0.31	—	—	—	—	—
Time deposits	253,564	81,828	22,844	11,996	5,018	483	375,733	358,675
Average interest rate	1.87	2.02	1.92	1.97	2.20	1.40
Variable interest rate borrowings	16,290	12,567	25,145	80	373	3,081	57,536	56,771
Average interest rate	1.76	1.58	1.84	1.00	1.50	1.18
Fixed interest rate borrowings	2,905	—	—	—	—	—	2,905	2,905
Average interest rate	2.75	-	—	—	—	—
Total rate sensitive liabilities	$753,007	$94,395	$47,989	$12,076	$5,391	$3,564	$916,422	$898,599
Average interest rate	0.88%	1.96%	1.88%	1.96%	2.15%	1.21%	1.06%

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

Off-Balance-Sheet Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics.  In 2018, the Corporation did not enter into futures, forwards, swaps or options.  However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Mackinac Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Mackinac Financial Corporation (the “Company”) as of December 31, 2018 and 2017, the related statements of income, comprehensive income, stockholders' equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in the COSO framework.

Basis for Opinion

The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Report on Management’s Assessment of Internal Control Over Financial Reporting.” Our responsibility is to express an opinion on the Company’s financial statements and an opinion on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/Plante & Moran, PLLC

We have served as the Company’s auditor since 2002.

Grand Rapids, Michigan

March 18, 2019

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2018 and 2017

(Dollars in Thousands)

	December 31,	December 31,
	2018	2017

ASSETS

Cash and due from banks	$64,151	$37,420
Federal funds sold	6	6
Cash and cash equivalents	64,157	37,426

Interest-bearing deposits in other financial institutions	13,452	13,374
Securities available for sale	116,748	75,897
Federal Home Loan Bank stock	4,924	3,112

Loans:
Commercial	717,032	572,936
Mortgage	301,461	220,708
Consumer	20,371	17,434
Total Loans	1,038,864	811,078
Allowance for loan losses	(5,183)	(5,079)
Net loans	1,033,681	805,999

Premises and equipment	22,783	16,290
Other real estate held for sale	3,119	3,558
Deferred tax asset	5,763	4,970
Deposit based intangibles	5,720	1,922
Goodwill	22,024	5,694
Other assets	25,669	17,125

TOTAL ASSETS	$1,318,040	$985,367

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$241,556	$148,079
NOW, money market, interest checking	368,890	280,309
Savings	111,358	61,097
CDs<$250,000	225,236	142,159
CDs>$250,000	13,737	11,055
Brokered	136,760	175,299
Total deposits	1,097,537	817,998

Federal funds purchased	2,905	—
Borrowings	57,536	79,552
Other liabilities	7,993	6,417
Total liabilities	1,165,971	903,967

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,712,745 and 6,294,930 respectively	129,066	61,981
Retained earnings	23,466	19,711
Accumulated other comprehensive income (loss)
Unrealized (losses) on available for sale securities	(245)	(71)
Minimum pension liability	(218)	(221)
Total shareholders’ equity	152,069	81,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,318,040	$985,367

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

(Dollars in Thousands, Except Per Share Data)

	For the Year Ended December 31,
	2018	2017

INTEREST INCOME:
Interest and fees on loans:
Taxable	$51,407	$41,770
Tax-exempt	123	95
Interest on securities:
Taxable	2,408	1,606
Tax-exempt	338	298
Other interest income	1,101	607
Total interest income	55,377	44,376

INTEREST EXPENSE:
Deposits	6,492	4,361
Borrowings	1,755	2,077
Total interest expense	8,247	6,438

Net interest income	47,130	37,938
Provision for loan losses	500	625
Net interest income after provision for loan losses	46,630	37,313

OTHER INCOME:
Deposit service fees	1,441	1,056
Income from mortgage loans sold on the secondary market	1,289	1,373
SBA/USDA loan sale gains	661	867
Net mortgage servicing fees (amortization)	197	(31)
Net realized security gains	—	231
Other	675	545
Total other income	4,263	4,041

OTHER EXPENSE:
Salaries and employee benefits	20,064	15,490
Occupancy	3,640	3,104
Furniture and equipment	2,548	2,209
Data processing	2,503	2,037
Advertising	905	711
Professional service fees	1,575	1,534
Loan origination expenses and deposit and card related fees	1,166	1,335
Writedowns and losses on other real estate held for sale	182	388
FDIC insurance assessment	700	731
Telephone	726	604
Transaction related expenses	2,951	50
Other	3,340	2,143
Total other expenses	40,300	30,336

Income before provision for income taxes	10,593	11,018
Provision for income taxes	2,226	5,539

NET INCOME	$8,367	$5,479

INCOME PER COMMON SHARE:
Basic	$.94	$.87
Diluted	$.94	$.87

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2018 and 2017

(Dollars in Thousands)

	December 31,
	2018	2017

Net income	$8,367	$5,479
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	(220)	295
Reclassification adjustment for securities gains included in net income	—	(231)
Tax effect	46	(22)
Net change in unrealized (losses) gains on available for sale securities	(174)	42

Defined benefit pension plan:
Net unrealized actuarial gain (loss) on defined benefit pension obligation	9	(161)
Tax effect	(6)	55
Changes from defined benefit pension plan	3	(106)
Other comprehensive loss, net of tax	(171)	(64)

Total comprehensive income	$8,196	$5,415

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2018 and 2017

(Dollars in Thousands)

				Accumulated
	Shares of	Common Stock		Other
	Common	and Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2016	6,263,371	$61,583	$17,206	$(180)	$78,609

Net income	—	—	5,479	—	5,479
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	42	42
Actuarial loss on defined benefit pension obligation	—	—	—	(106)	(106)
Total comprehensive income				(64)	5,415
Stock compensation	—	398	—	—	398
Restricted stock award vesting	31,559	—	—	—	—
Reclassification of certain deferred tax effects	—	—	48	(48)	—
Dividend on common stock	—	—	(3,022)	—	(3,022)

Balance, December 31, 2017	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income	—	—	8,367	—	8,367
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	(174)	(174)
Actuarial loss on defined benefit pension obligation	—	—	—	3	3
Total comprehensive income				(171)	8,196
Stock compensation	—	533	—	—	533
Restricted stock award vesting	45,630	—	—	—	—
Issuance of common stock:
FFNM acquisition	2,146,378	34,101	—	—	34,101
Capital Raise, net of costs of $2.05 million	2,225,807	32,451	—	—	32,451
Dividend on common stock	—	—	(4,612)	—	(4,612)

Balance, December 31, 2018	10,712,745	$129,066	$23,466	$(463)	$152,069

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

Years Ended December 31, 2018 and 2017

(Dollars in Thousands)

	For the year ended December 31,
	2018	2017
Cash Flows from Operating Activities:
Net income	$8,367	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,607	2,426
Provision for loan losses	500	625
Deferred tax expense	874	4,954
Net realized security gains	—	(231)
(Gain) on sale of loans sold in the secondary market	(1,019)	(1,130)
Origination of loans held for sale in secondary market	(57,118)	(65,711)
Proceeds from sale of loans in the secondary market	58,137	66,841
Loss (gain) on sale other real estate held for sale	57	81
Writedown of other real estate held for sale	125	307
Stock compensation	533	398
Change in other assets	7,531	2,523
Change in other liabilities	37	(818)
Net cash provided by operating activities	20,631	15,744

Cash Flows from Investing Activities:
Net increase in loans	(6,148)	(33,600)
Net decrease in interest-bearing deposits in other financial institutions	5,807	673
Purchase of securities available for sale	(1,989)	(5,999)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	63,404	16,011
Capital expenditures	(2,549)	(2,377)
Proceeds from life insurance	—	—
Purchase additional FHLB Stock	—	(531)
Cash paid for acquisitions and reimbursement of fees, net of cash acquired	4,768	—
Proceeds from sale of premises, equipment, and other real estate	2,190	2,983
Redemption of FHLB stock	—	330
Net cash provided by (used in) investing activities	65,483	(22,510)

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(27,389)	(5,514)
Net activity on line of credit	—	(750)
(Decrease) increase in fed funds purchased	2,905	(6,000)
Repurchase of common stock	—	—
Dividend on common stock	(4,612)	(3,022)
Proceeds from FHLB borrowing	—	25,000
Proceeds from term borrowing		—
Proceeds from common stock offering	32,451	—
Principal payments on borrowings	(62,738)	(12,277)
Net cash (used in) provided by financing activities	(59,383)	(2,563)

Net (decrease) increase in cash and cash equivalents	26,731	(9,329)
Cash and cash equivalents at beginning of period	37,426	46,755
Cash and cash equivalents at end of period	$64,157	$37,426
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$8,178	$6,383
Income taxes	1,600	1,100

Business Combinations
Fair value of tangible assets acquired (noncash)	$372,967	$—
Goodwill and identifiable intangible assets acquired	20,192	—
Liabilities assumed	349,464	—
Common stock issued	2,146,378	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	$1,878	$2,147

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

Securities

The Corporation’s debt securities are classified and accounted for as securities available for sale. These securities are stated at fair value. Premiums and discounts are recognized in interest income using the interest method over the period to maturity. Unrealized holding gains and losses on securities available for sale are reported as accumulated other comprehensive income within shareholders’ equity until realized.  When it is determined that securities or other investments are impaired and the impairment is other than temporary, an impairment loss is recognized in earnings and a new basis in the affected security is established.  Gains and losses on the sale of securities are recorded on the trade date and determined using the specific-identification method.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period.  These gains and losses for the period are shown as a component of other comprehensive income.  The accumulated gains and losses are reported as a component of equity, net of any tax effect.  At December 31, 2018, the balance in accumulated other comprehensive income consisted of unrealized losses on available for sales securities of $.245 million and actuarial losses on the defined benefit pension obligation of $.218 million. At December 31, 2017, the balance in accumulated other comprehensive income consisted of unrealized losses on available for sale securities of $71,000 and actuarial losses on the defined benefit pension obligation of $.221 million.

The Corporation early adopted ASU No. 2018-02, “Income Statement- Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income” (ASU 2018-02) in the fourth quarter 2017.  ASU 2018-02, issued in February 2018, provides for the reclassification of the effect of remeasuring deferred tax balances related to items within accumulated other comprehensive income (AOCI) to retained earnings resulting from the Tax Cuts and Jobs Act of 2017.  As a result, the Corporation reclassified $48,000 from AOCI to retained earnings as of Decemer 31, 2017.

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

The following shows the computation of basic and diluted earnings per share for the years ended December 31, 2018 and 2017 (dollars in thousands, except per share data):

	Year Ended December 31,
	2018	2017

(Numerator):
Net income	$8,367	$5,479

(Denominator):
Weighted average shares outstanding	8,891,967	6,288,791
Effect of dilutive stock options, and vesting of restricted stock awards	29,691	33,622
Diluted weighted average shares outstanding	8,921,658	6,322,413
Income per common share:
Basic	$.94	$.87
Diluted	$.94	$.87

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

Recent Developments

In May 2014, the Financial Accounting Standards Board (FASB) issued guidance on the recognition of revenue from contracts with customers. Revenue recognition will depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The guidance also requires disclosures regarding the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. The guidance permits two methods of adoption: retrospectively to each prior reporting period presented or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application. The Corporation adopted the new guidance on January 1, 2018.  Management’s analysis included: identification of all revenue streams included in the financial statements; determination of scope exclusions to identify “in-scope” revenue streams; determination of size, timing and amount of revenue recognition for in-scope items.  Key revenue streams identified include service charges on deposit accounts, and credit card income.  The new guidance did not have a material impact on the Corporation’s consolidated financial consition or results of operations.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments – Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities (“ASU 2016-01”).  ASU 2016-01 amends current guidance by requiring companies to recognize changes in fair value for equity investments that have a readily determinable fair value through net income rather than through other comprehensive income.  Under ASU 2016-01, equity investments that do not have a readily determinable fair value will either be accounted for the same as equity investments that have a readily determinable fair value, with changes in fair value recognized through net income or carried at cost, adjusted for changes in observable prices based on orderly transactions for identical or similar investments issued by the same issuer and further adjusted for impairment, if applicable.  ASU 2016-01 also requires a qualitative assessment of impairment indicators each reporting period.  If this assessment indicates that impairment exists, companies must adjust the investment to fair value and recognize an impairment loss in net income, even if the impairment is determined to be temporary.  ASU 2016-01 is effective for public companies for interim and annual periods beginning after December 15, 2017.   The Corporation recorded no impact upon adoption of ASU 2016-01 in January 2018.  Also, the fair value of financial instruments measured at amortized cost is now determined using an exit price notion. Prior to 2018, entrance pricing was used to determine the fair value of financial instruments measured at amortized cost.

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance will be effective for the Corporation’s year ending December 31, 2019 and will be applied using modified retrospective transition method to the beginning of the earliest period presented. The Corporation expects to recognize right-of-use assets and lease liabilities of approximately $5.481 million, representing substantially all of its operating lease commitments.  The amount recognized will be impacted by assumptions around renewals and/or extensions.

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

Reclassifications

Certain amounts in the 2017 consolidated financial statements have been reclassified to conform to the 2018 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $29.252 million were restricted on December 31, 2018 to meet the reserve requirements of the Federal Reserve System.In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks.  Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000.  Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2018

Corporate	$20,198	$24	$(158)	$20,064
US Agencies	16,198	5	(233)	15,970
US Agencies - MBS	32,974	124	(258)	32,840
Obligations of states and political subdivisions	47,828	341	(295)	47,874

Total securities available for sale	$117,198	$494	$(944)	$116,748

December 31, 2017

Corporate	$24,852	$82	$(43)	$24,891
US Agencies	16,935	10	(99)	16,846
US Agencies - MBS	12,830	42	(156)	12,716
Obligations of states and political subdivisions	21,370	307	(233)	21,444

Total securities available for sale	$75,987	$441	$(531)	$75,897

Following is information pertaining to securities with gross unrealized losses at December 31, 2018 and 2017 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2018

Corporate	$(50)	$4,969	$(108)	$11,876
US Agencies	—	504	(233)	14,439
US Agencies - MBS	(73)	3,903	(185)	6,908
Obligations of states and political subdivisions	(29)	5,812	(266)	9,533

Total securities available for sale	$(152)	$15,188	$(792)	$42,756

December 31, 2017
Corporate	(43)	14,204	—	—
US Agencies	(87)	14,799	(12)	745
US Agencies - MBS	(67)	4,400	(89)	5,218
Obligations of states and political subdivisions	(99)	10,245	(134)	1,589

Total securities available for sale	$(296)	$43,648	$(235)	$7,552

There were 132 securities in an unrealized loss position in 2018 and 105 in 2017.  The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2018	2017

Proceeds from sales and calls	$48,649	$11,651
Gross gains on sales and calls	—	253
Gross (losses) on sales and calls	—	(22)

The carrying value and estimated fair value of securities available for sale at December 31, 2018, by contractual maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$13,728	$13,583
Due after one year through five years	54,563	54,382
Due after five years through ten years	13,058	13,085
Due after ten years	2,875	2,858
Subtotal	84,224	83,908
US Agencies - MBS	32,974	32,840

Total	$117,198	$116,748

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities with a market value of $24.908 million are pledged as collateral to the Federal Home Loan Bank and $5.372 million are pledged to certain customer relationships.  See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

NOTE 4 — LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	2018	2017

Commercial real estate	$496,207	$406,742
Commercial, financial, and agricultural	191,060	156,951
Commercial construction	29,765	9,243
One to four family residential real estate	286,908	209,890
Consumer	20,371	17,434
Consumer construction	14,553	10,818

Total loans	$1,038,864	$811,078

The Corporation completed the acquisition of Peninsula Financial Corporation, (“PFC”), on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016, First Federal of Northern Michigan Bancorp, Inc. (“FFNM”) on May 18, 2018, and Lincoln Community Bank (“Lincoln”) on October 1, 2018.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  The FFNM impaired loans totaled $5.440 million and the Lincoln impaired loans totaled $1.901 million.  In 2018, the Corporation had positive resolution of acquired nonperforming loans, which resuled in the recognition of accretable interest of approximately $.546 million. In 2017, The Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.550 million of accretable interest.

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

The table below details the outstanding balances of the FFNM acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$5,440	$187,302	$192,742
Nonaccretable difference	(2,100)	—	(2,100)
Expected cash flows	3,340	187,302	190,642
Accretable yield	(700)	(4,498)	(5,198)
Carrying balance at acquisition date	$2,640	$182,804	$185,444

The table below details the outstanding balances of the Lincoln acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(546)	—	(546)
Expected cash flows	1,355	37,700	39,055
Accretable yield	(561)	(493)	(1,054)
Carrying balance at acquisition date	$794	$37,207	$38,001

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2018 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821
Accretion	(86)	—	(86)	(22)	(587)	(609)
Reclassification from nonaccretable difference	65	—	65	17	—	17
Balance, December 31, 2018	$128	$—	$128	$213	$16	$229

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$38	$281	$319	$—	$—	$—
Acquisition activity	—	—	—	700	4,498	5,198
Accretion	(48)	(212)	(260)	(515)	(1,052)	(1,567)
Reclassification from nonaccretable difference	36	—	36	386	—	386
Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$—	$—	$—	$405	$884	$1,289
Acquisition activity	561	493	1,054	1,261	4,991	6,252
Accretion	—	(51)	(51)	(671)	(1,902)	(2,573)
Reclassification from nonaccretable difference	—	—	—	504	—	504
Balance, December 31, 2018	$561	$442	$1,003	$1,499	$3,973	$5,472

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2017 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2016	$282	$642	$924	$236	$1,221	$1,457	$52	$505	$557
Accretion	(460)	(642)	(1,102)	(70)	(618)	(688)	(20)	(224)	(244)
Reclassification from nonaccretable difference	327	—	327	52	—	52	6	—	6
Balance, December 31, 2017	$149	$—	$149	$218	$603	$821	$38	$281	$319

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	(198)	(132)	—	(230)	—	(156)	—	(716)
Recoveries	55	164	2	64	—	35	—	320
Provision	175	40	45	205	—	119	(84)	500
Ending balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183

Loans:
Ending balance	$496,207	$191,060	$29,765	$286,908	$14,553	$20,371	$—	$1,038,864
Ending balance ALLR	(1,682)	(648)	(101)	(199)	(6)	(8)	(2,539)	(5,183)
Net loans	$494,525	$190,412	$29,664	$286,709	$14,547	$20,363	$(2,539)	$1,033,681

Ending balance ALLR:
Individually evaluated	$486	$340	$—	$—	$—	$—	$—	$826
Collectively evaluated	1,196	308	101	199	6	8	2,539	4,357
Total	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183

Ending balance Loans:
Individually evaluated	$2,148	$577	$—	$—	$—	$—	$—	$2,725
Collectively evaluated	491,282	189,023	29,399	285,677	14,336	20,329	—	1,030,046
Acquired with deteriorated credit quality	2,777	1,460	366	1,231	217	42	—	6,093
Total	$496,207	$191,060	$29,765	$286,908	$14,553	$20,371	$—	$1,038,864

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2017 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,345	$614	$57	$296	$6	$90	$2,612	$5,020
Charge-offs	(155)	(264)	—	(155)	—	(229)	—	(803)
Recoveries	80	39	2	65	—	51	—	237
Provision	380	187	(5)	(46)	—	98	11	625
Ending balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079

Loans:
Ending balance	$406,742	$156,951	$9,243	$209,890	$10,818	$17,434	$—	$811,078
Ending balance ALLR	(1,650)	(576)	(54)	(160)	(6)	(10)	(2,623)	(5,079)
Net loans	$405,092	$156,375	$9,189	$209,730	$10,812	$17,424	$(2,623)	$805,999

Ending balance ALLR:
Individually evaluated	$168	$166	$—	$—	$—	$—	$—	$334
Collectively evaluated	1,482	410	54	160	6	10	2,623	4,745
Total	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079

Ending balance Loans:
Individually evaluated	$516	$166	$—	$—	$—	$—	$—	$682
Collectively evaluated	404,835	156,785	9,243	208,269	10,801	17,413	—	807,346
Acquired with deteriorated credit quality	1,391	—	—	1,621	17	21	—	3,050
Total	$406,742	$156,951	$9,243	$209,890	$10,818	$17,434	$—	$811,078

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

Commercial construction loans in the amount of $7.585 million and $3.854 million at December 31, 2018, and 2017, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,564	$22,265	$189,898	$257,627	$5,993	$10,860	$—	$—	$496,207
Commercial, financial and agricultural	8,077	8,678	72,466	97,441	2,269	2,129	—	—	191,060
Commercial construction	734	706	6,844	12,244	829	823	—	7,585	29,765
One-to-four family residential real estate	70	2,873	6,941	15,711	2,095	4,757	—	254,461	286,908
Consumer construction	—	—	—	200	50	11	—	14,292	14,553
Consumer	19	236	625	1,156	42	77	—	18,216	20,371

Total loans	$18,464	$34,758	$276,774	$384,379	$11,278	$18,657	$—	$294,554	$1,038,864

Below is a breakdown of loans by risk category as of December 31, 2017 (dollars in thousands)

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$2,775	$23,929	$159,385	$207,921	$8,700	$4,032	$—	$—	$406,742
Commercial, financial and agricultural	11,528	8,980	53,448	77,964	3,658	1,373	—	—	156,951
Commercial construction	—	308	2,749	1,310	648	374	—	3,854	9,243
One-to-four family residential real estate	—	1,377	2,575	5,449	1,212	3,515	—	195,762	209,890
Consumer construction	—	—	—	—	—	14	—	10,804	10,818
Consumer	—	—	—	28	5	96	—	17,305	17,434

Total loans	$14,303	$34,594	$218,157	$292,672	$14,223	$9,404	$—	$227,725	$811,078

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
December 31, 2018

Commercial real estate	$2,777	$2,148	$4,925	$10,740	$486
Commercial, financial and agricultural	1,460	577	2,037	2,249	340
Commercial construction	366	—	366	1,132	—
One to four family residential real estate	1,231	—	1,231	4,136	—
Consumer construction	217	—	217	—	—
Consumer	42	—	42	55	—
Total	$6,093	$2,725	$8,818	$18,312	$826

December 31, 2017
Commercial real estate	$1,511	$516	$2,027	$3,326	$168
Commercial, financial and agricultural	—	166	166	326	166
Commercial construction	—	—	—	—	—
One to four family residential real estate	1,621	—	1,621	2,315	—
Consumer construction	17	—	17	66	—
Consumer	21	—	21	21	—
Total	$3,170	$682	$3,852	$6,054	$334

	Individually Evaluated Impaired Loans
	December 31, 2018		December 31, 2017
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$5,024	$410	$2,784	$141
Commercial, financial and agricultural	374	26	246	1
Commercial construction	383	13	—	3
One to four family residential real estate	2,879	203	2,057	134
Consumer construction	9	—	37	—
Consumer	38	4	13	2
Total	$8,707	$656	$5,137	$281

A summary of past due loans at December 31, is as follows (dollars in thousands):

	December 31,				December 31,
	2018				2017

	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$298	$—	$1,700	$1,998	$460	$—	$866	$1,326
Commercial, financial and agricultural	398	—	320	718	16	—	338	354
Commercial construction	112	—	266	378	73	—	14	87
One to four family residential real estate	5,456	18	2,725	8,199	3,424	—	1,350	4,774
Consumer construction	—	—	—	—	—	—	—	—
Consumer	108	5	43	156	72	—	—	72

Total past due loans	$6,372	$23	$5,054	$11,449	$4,045	$—	$2,568	$6,613

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

There were no new troubled debt restructurings that occurred during the years ended December 31 2018, and December 31, 2017.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	2018	2017

Loans outstanding, January 1	$10,037	$9,195
New loans	660	2,018
Net activity on revolving lines of credit	(245)	237
Repayment	(635)	(1,413)

Loans outstanding at end of period	$9,817	$10,037

There were no loans to related-parties classified substandard as of December 31, 2018 and 2017.  In addition to the outstanding balances above, there were unfunded commitments of $.987 million to related parties at December 31, 2018.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2018	2017

Land	$4,417	$2,998
Buildings and improvements	23,283	18,473
Furniture, fixtures, and equipment	13,428	11,178
Construction in progress	540	—
Total cost basis	41,668	32,649
Less - accumulated depreciation	18,885	16,359

Net book value	$22,783	$16,290

Depreciation of premises and equipment charged to operating expenses amounted to $2.432 million in 2018 and $1.978 million in 2017.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2018	2017

Balance, January 1	$3,558	$4,782
Other real estate transferred from loans due to foreclosure	1,878	2,147
Other real estate acquired in business combinations	263	—
Proceeds from other real estate sold	(2,398)	(2,983)
Writedowns of other real estate held for sale	(125)	(307)
Gain (loss) on sale of other real estate held for sale	(57)	(81)

Total other real estate held for sale	$3,119	$3,558

Foreclosed residential real estate property of $.596 million is included in other real estate as of December 31, 2018.  The recorded investment in consumer mortgage loans secured by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdictions was $.596 as of December 31, 2018.

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2018	2017

Noninterest bearing deposits	$241,556	$148,079
NOW, money market, interest checking	368,890	280,309
Savings	111,358	61,097
CDs <$250,000	225,236	142,159
CDs >$250,000	13,737	11,055
Brokered	136,760	175,299

Total deposits	$1,097,537	$817,998

Maturities of non-brokered time deposits outstanding at December 31, 2018 are as follows (dollars in thousands):

2019	$116,806
2020	81,825
2021	22,844
2022	11,996
2023	5,019
Thereafter	483

Total	$238,973

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initital Balance

Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	14,915	2,894
Lincoln	1,415	1,353

Total	$22,024	$6,746

	Deposit Based
	Intangible	2018	Future Annual
	December 31, 2018	Amortization	Amortization
	Balance	Expense	Expense

Peninsula	$714	$121	$121
Eagle River	728	99	99
Niagara	230	30	30
FFNM	2,735	159	290
Lincoln	1,313	41	135

Total	$5,720	$450	$675

	Deposit Based
	Intangible	2017
	December 31, 2017	Amortization
	Balance	Expense

Peninsula	$835	$120
Eagle River	827	99
Niagara	260	30

Total	$1,922	$249

The deposit based intangible is reported net of accumulated amortization at $5.720 million at December 31, 2018, compared to $1.922 million at December 31, 2017. Amortization expense in 2018 is $.450 million compared to $.249 million in 2017.  Amortization expense for the next five years is expected to be at $.675 million per year.

NOTE 9 – SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of December 31, 2018, the Corporation had obligations to service $293.771 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  On a quarterly basis, management evaluates the MSRs for impairment.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 8.87% and a discount rate of 10.40% for December 31, 2018, which resulted in a fair value of $2.898 million.  In 2017, the fair value was $1.767 million.

The following summarizes the fair value of the mortgage servicing rights capitalized and amortized. There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2018	2017
Balance at beginning of period	$1,033	$1,573
Additions from loans sold with servicing retained	18	—
Acquired MSRs	539	—
Amortization	(446)	(540)

Balance at end of period	$1,144	$1,033
Balance of loan servicing portfolio	$293,771	$198,524
Mortgage servicing rights as % of portfolio	0.34%	0.52%
Fair value of servicing rights	$2,898	$1,767

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold that were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at December 31, 2018 and December 31, 2017 was approximately $44 million and $44 million, respectively. The Corporation valued these servicing rights at $80,000  as of December 31, 2018 and $.110 million at December 31, 2017.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	2018	2017
Federal Home Loan Bank fixed rate advances	$57,060	$60,000
Correspondent bank term note	—	18,999
USDA Rural Development note	476	553

	$57,536	$79,552

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.72% and mature in 2019, 2020, 2021, 2023, and 2026.  They are collateralized at December 31, 2018 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $64.918 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $24.919 million and $24.908 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policies of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 2018.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at December 31, 2018.  The line of credit bears interest at a rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires on April 30, 2020. LIBOR was 2.81% at December 31, 2018.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  The relationship is secured by all of the outstanding common stock of mBank.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024.  It is collateralized by loans totaling $.476 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.537 million, and guaranteed by the Corporation.

Maturities and principal payments of borrowings outstanding at December 31, 2018 are as follows (dollars in thousands):

2019	$16,290
2020	12,567
2021	25,145
2022	80
2023	373
Thereafter	3,081

Total	$57,536

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2018	2017
Current tax expense	$1,352	$585
Adjustment of deferred taxes due to change in enacted tax rate	—	2,025
Deferred tax expense	874	2,929

Provision for income taxes	$2,226	$5,539

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2018	2017
Tax expense at statutory rate	$2,225	$3,746
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(97)	(133)
Adjustment of deferred taxes due to change in enacted tax rate	—	2,025
Nondeductible transaction expenses	138	17
Other	(40)	(116)

Provision for income taxes, as reported	$2,226	$5,539

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2018	2017
Deferred tax assets:
NOL carryforward	$2,634	$1,580
Allowance for loan losses	1,078	948
Alternative Minimum Tax Credit	—	1,463
OREO	168	119
Tax credit carryovers	140	235
Deferred compensation	307	242
Pension liability	221	240
Stock compensation	92	79
Unrealized loss on securities	99	19
Purchase accounting adjustments	2,206	785
Other	808	63

Total deferred tax assets	7,753	5,773

Deferred tax liabilities:
Core deposit premium	(1,256)	(404)
FHLB stock dividend	(73)	(56)
Depreciation	(101)	(79)
Mortgage servicing rights	61	(240)
Other	(621)	(24)
Total deferred tax liabilities	(1,990)	(803)

Net deferred tax asset	$5,763	$4,970

The Corporation has reported net deferred tax assets of $5.763 million at December 31, 2018.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2018 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2018.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable included in other assets during the year.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2018 and determined that it was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

NOTE 12 — OPERATING LEASES

The Corporation currently maintains five operating leases for branch locations in Birmingham, Manistique, Marquette, Negaunee and Traverse City.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

2019	$747
2020	608
2021	503
2022	499
2023	495
Thereafter	2,629
Total	$5,481

Rent expense for all operating leases amounted to $1.096 million in 2018 and $1.109 million in 2017.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan.  Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan.  Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan.  In addition, the Corporation may make discretionary contributions into the plan.  Retirement plan contributions charged to operations totaled $.400 million and $.341 million in 2018 and 2017 respectively.

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants. Expected contributions to the Plan in 2019 are $22,000.

The anticipated distributions over the next five years and through December 31, 2028 are detailed in the table below (dollars in thousands):

2019	$136
2020	132
2021	131
2022	137
2023	143
2024-2028	823
Total	$1,502

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

	2018	2017
Change in benefit obligation:
Benefit obligation, beginning of year	$3,331	$3,187
Interest cost	109	118
Actuarial (gain) loss	(315)	161
Benefits paid	(134)	(135)
Benefit obligation at end of year	2,991	3,331
Change in plan assets:
Fair value of plan assets, beginning of year	2,191	2,049
Actual return on plan assets	(134)	259
Employer contributions	64	18
Benefits paid	(134)	(135)
Fair value of plan assets at end of year	1,987	2,191

Funded status, included with other liabilities	$(1,004)	$(1,140)

Net pension costs included in the Corporation’s results of operations was immaterial.

Assumptions in the actuarial valuation were:

	2018	2017
Weighted average discount rate	4.02%	3.33%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation, which was in place at both December 31, 2018 and December 31, 2017:

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	59%
Fixed income securities	30% to 50%	41%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation.  This plan was discontinued and no longer applies to current officers and directors.  A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into.  The liability may change depending upon changes in long-term interest rates.  The liability at December 31, 2018 and 2017, for vested benefits under this plan, was $82,000 and $.113 million, respectively.  These benefits were originally contracted to be paid over a ten to fifteen-year period.  The final payment is scheduled to occur in 2023.  The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants.  The cash surrender value of the policies was $1.443 million and $1.465 million at December 31, 2018 and 2017, respectively.

Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2018 and 2017, for vested benefits under this plan was $.900 million and $1.038 million, respectively.  The bank owned life insurance policy as of December 31, 2018 and 2017 had cash surrender values of $1.760 million and $1.741 million, respectively.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

First Federal of Northern Michigan, acquired in May 2018 had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2018, for vested benefits under this plan was $.417 million.  The bank owned life insurance policy as of December 31, 2018 had a cash surrender value of $5.239 million.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

Deferred compensation expense for the three plans was $92,000 and $65,000 for 2018 and 2017 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of December 31, 2018, the Corporation is well capitalized.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2018 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio
Total capital to risk weighted assets:
Consolidated	$124,207	12.5%	>	$79,705	>	8.0%	>	N/A	N/A
mBank	$121,406	12.2%	>	$79,464	>	8.0%	>	$99,329	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$119,024	12.0%	>	$59,779	>	6.0%	>	N/A	N/A
mBank	$116,264	11.7%	>	$59,598	>	6.0%	>	$79,464	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$119,024	12.0%	>	$44,834	>	4.5%	>	N/A	N/A
mBank	$116,264	11.7%	>	$44,698	>	4.5%	>	$64,564	6.5%

Tier 1 capital to average assets:
Consolidated	$119,024	9.2%	>	$51,552	>	4.0%	>	N/A	N/A
mBank	$116,264	9.0%	>	$51,556	>	4.0%	>	$64,445	5.0%

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2017 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio
Total capital to risk weighted assets:
Consolidated	$74,533	9.3%	>	$64,190	>	8.0%	>	N/A	N/A
mBank	$93,598	11.7%	>	$64,202	>	8.0%	>	$80,252	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$69,454	8.7%	>	$48,142	>	6.0%	>	N/A	N/A
mBank	$88,560	11.0%	>	$48,151	>	6.0%	>	$64,202	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$69,454	8.7%	>	$36,107	>	4.5%	>	N/A	N/A
mBank	$88,560	11.0%	>	$36,113	>	4.5%	>	$52,164	6.5%

Tier 1 capital to average assets:
Consolidated	$69,454	7.1%	>	$39,375	>	4.0%	>	N/A	N/A
mBank	$88,560	9.0%	>	$39,279	>	4.0%	>	$49,098	5.0%

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

On August 31, 2016, the Corporation issued 37,125 shares of its common stock for vested RSAs.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs.  In the first quarter of 2017, the Corporation issued 31,559 shares of its common stock for vested RSAs.  In 2018, the Corporation issued 46,666 shares for vested RSAs.

The Corporation recognized annual compensation expense of $.533 million in 2018 and $.398 million in 2017.  Unrecognized compensation expense at the end of 2018 was $.550 million.

A summary of changes in our nonvested awards for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2018	87,285	$11.78
Granted during the period	26,643	16.21
Forfeited during the period	2,060	14.75
Vested during the period	(46,666)	12.65
Nonvested balance at December 31, 2018	69,322	$12.79

NOTE 18 — SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publicly announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of December 31, 2018, $25,000 of the total authorization was available for future purchases.

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

	2018	2017

Commitments to extend credit:
Variable rate	$88,862	$72,187
Fixed rate	54,434	37,468
Standby letters of credit - Variable rate	7,208	7,753
Credit card commitments - Fixed rate	5,107	5,788

	$155,611	$123,196

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

Legal Proceedings and Contingencies

At December 31, 2018, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at December 31, 2018 represents $150.251 million, or 20.95%, compared to $119.025 million, or 20.77%, of the commercial loan portfolio on December 31, 2017.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture, and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, residential mortgage, and other consumer.  The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan using an exit notion as of December 31, 2018.  As of December 31, 2017 an entrance price was used to measure the fair value of loans.

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

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2018		December 31, 2017
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$64,157	$64,157	$37,426	$37,426
Interest-bearing deposits	Level 2	13,452	13,452	13,374	13,374
Securities available for sale	Level 2	115,260	115,260	74,397	74,397
Securities available for sale	Level 3	1,488	1,488	1,500	1,500
Federal Home Loan Bank stock	Level 2	4,924	4,924	3,112	3,112
Net loans	Level 3	1,033,681	1,013,214	805,999	797,726
Accrued interest receivable	Level 3	3,005	3,005	2,276	2,276

Total financial assets		$1,235,967	$1,215,500	$938,084	$929,811

Financial liabilities:
Deposits	Level 2	$1,097,537	$1,047,709	$817,998	$788,632
Borrowings	Level 2	57,536	56,771	79,552	79,242
Accrued interest payable	Level 3	391	391	322	322

Total financial liabilities		$1,155,464	$1,104,871	$897,872	$868,196

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2018 and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at December 31, 2018 and 2017 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.”  The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Corporate	$20,064	$—	$19,564	$500	$—
US Agencies	15,970	—	15,970	—	—
US Agencies - MBS	32,840	—	32,840	—	—
Obligations of state and political subdivisions	47,874	—	46,886	988	—
	$116,748				$—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Corporate	$24,891	$—	$24,391	$500	$—
US Agencies	16,846	—	16,846	—	—
US Agencies - MBS	12,716	—	12,716	—	—
Obligations of state and political subdivisions	21,444	—	20,444	1,000	—
	$75,897				$—

The Corporation had no other Level 3 assets or liabilities on a recurring basis as of December 31, 2018.

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

The table below shows the activity in level three assets for the years ended, December 31, 2018 and 2017 (dollars in thousands):

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2018
Corporate	$500	$—	$—	$—	$—	$—	$500
Obligations of state and political subdivisions	1,000	—	—	(12)	—	—	988

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2017
Corporate	$500	$—	$—	$—	$—	$—	$500
US Agencies- MBS	1,150	38	—	—	—	(1,188)	—
Obligations of state and political subdivisions	—	—	—	740	260	—	1,000

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Impaired loans	$8,818	$—	$—	$8,818	$198
Other real estate held for sale	3,119	—	—	3,119	182
					$380

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2017

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2017	(Level 1)	(Level 2)	(Level 3)	December 31, 2017
Assets

Impaired loans	$3,852	$—	$—	$3,852	$141
Other real estate held for sale	3,558	—	—	3,558	388
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

NOTE 21 — BUSINESS COMBINATIONS

First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction. Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million. Deposits garnered in the acquisition the majority of which are core deposits, totaled $254 million. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.101 million.  The Corporation recorded preliminary deposit based intangibles of $2.894 million and goodwill of $14.915 million.  While the Corporation believes the majority of the business combination and purchase accounting activity is complete, it is expected there will be minor adjustments in the normal course within the allotted GAAP adjustment period.  Purchase accounting activity still being analyzed primarily includes certain tax implications.

The table below highlights the allocation of purchase price for the FFNM acquisition (dollars in thousands, except per share data):

Purchase Price:

FFNM shares outstanding	3,726,925
Price per share	$9.15
Total purchase price		$34,101

Net assets acquired:

Cash and cash equivalents	$13,267
Securities available for sale	96,297
FHLB Stock	1,748
Total loans	185,444
Premises and equipment	5,134
Other real estate owned	194
Deposit based intangible	2,894
Mortgage servicing rights	386
Deferred tax assets	2,844
Bank owned life insurance	5,170
Other assets	1,775
Total assets	315,153

Non-interest bearing deposits	60,616
Interest bearing deposits	193,099
Total deposits	253,715
FHLB borrowings	40,722
Deferred tax liability	133
Other liabilities	1,397
Total liabilities	295,967
Net assets acquired		19,186

Goodwill		$14,915

Lincoln Community Bank

The Corporation completed its acquisition of Lincoln Community Bank on October 1, 2018.  Lincoln had two branch offices, one of which was subsequently closed in 2018, and total assets of $60 million. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected with a cash payment of $8.500 million.

Purchase Price:

Cash consideration	$8,500

Net assets acquired:

Cash and cash equivalents	$10,971
Securities available for sale	6,947
Total loans	38,001
Premises and equipment	1,249
Other real estate owned	69
Deposit based intangible	1,353
Bank owned life insurance	1,653
Other assets	339
Total assets	60,582

Non-interest bearing deposits	15,559
Interest bearing deposits	37,654
Total deposits	53,213
Deferred tax liability	231
Other liabilities	53
Total liabilities	53,497
Net assets acquired		7,085

Goodwill		$1,415

The following table provides the unaudited pro forma information for the results of operations for the twelve months ended December 31, 2018 and 2017, as if both the FFNM acquisition and Lincoln acquisition had occurred on January 1.  These adjustments reflec the impact of certain purchase accounting fair value measurements, primarily on the loan and deposit portfolios of FFNM and Lincoln.  In addition, merger-related costs noted above are excluded from the 2017 results of operations, for comparative purposes.  Further operating cost savings are expected along with additional business synergies as a result of the mergers which are not presented in the pro forma amounts.  These unaudited pro forma results are presented for illustrative purposes only and are not intended to represent or be indicative of the actual results of operations of the combined banking organization that would have been achieved had the merger occurred at the beginning of the period, nor are they intended to represent or be indicative of the future results of the Corporation.

	2018	2017
Net interest income	$50,787	$49,728
Noninterest income	5,071	6,366
Noninterest expense	47,529	49,360
Net income	8,329	6,734
Net income per diluted share	$0.75	$0.80

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

Goodwill recognized in these acquisitions was based primarily due to the synergies and economies of scale expected from combining the operations of the Corporation with FFNM and Lincoln.

NOTE 23 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2018 and 2017

(Dollars in Thousands)

	2018	2017

ASSETS
Cash and cash equivalents	$2,470	$198
Investment in subsidiaries	146,516	97,984
Other assets	4,306	3,263

TOTAL ASSETS	$153,292	$101,445

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other borrowing	—	18,999
Other liabilities	1,223	1,046
Total liabilities	1,223	20,045
Shareholders’ equity:
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares
Issued and outstanding - 10,712,745 and 6,294,930 shares respectively	129,066	61,981
Retained earnings	23,466	19,711
Accumulated other comprehensive income	(463)	(292)

Total shareholders’ equity	152,069	81,400

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$153,292	$101,445

STATEMENTS OF OPERATIONS

Years Ended December 31, 2018 and 2017

(Dollars in Thousands)

	2018	2017
INCOME:
Interest income	$1	$—
Miscellaneous income	17	—

Total income	$18	$—

EXPENSES:
Interest expense on borrowings	320	868
Salaries and benefits	835	698
Professional service fees	242	279
Transaction related expenses	814	50
Other	350	294

Total expenses	2,561	2,189

Loss before income taxes and equity in net income of subsidiaries	(2,543)	(2,189)

Provision for (benefit of) income taxes	(534)	(27)

Loss before equity in net income of subsidiaries	(2,009)	(2,162)

Equity in net income of subsidiaries	10,376	7,641

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$8,367	$5,479

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2018 and 2017

(Dollars in Thousands)

	2018	2017

Cash Flows from Operating Activities:
Net income	$8,367	$5,479
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of subsidiaries	(10,376)	(7,641)
Increase in capital from stock based compensation	533	398
Change in other assets	1,043	751
Change in other liabilities	365	77
Net cash provided by (used in) operating activities	(68)	(936)

Cash Flows from Investing Activities:
Investments in subsidiaries	2,000	7,000
Net cash paid in acquisitions	(8,500)	—
Net cash provided by (used in) investing activities	(6,500)	7,000
Cash Flows from Financing Activities:
Increase on term borrowing	—	—
Principal payments on term borrowings	(18,999)	(2,200)
Net activity on line of credit	—	(750)
Repurchase of common stock	—	—
Dividend on common stock	(4,612)	(3,022)
Net cash from capital raise	32,451	—
Net cash provided by (used in) financing activities	8,840	(5,972)

Net increase (decrease) in cash and cash equivalents	2,272	92
Cash and cash equivalents at beginning of period	198	106

Cash and cash equivalents at end of period	$2,470	$198

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2018, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2018, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

Our independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting.  Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Annual Report on Form 10-K.

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

Name	Age	Position

Paul D. Tobias	68	Chairman and Chief Executive Officer

Kelly W. George	51	President

Jesse A. Deering	39	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2019 Annual Meeting of Shareholders, under the caption “Executive Officers.”

The information set forth under the captions “Information About Directors and Nominees,” “Director Independence,” “Board of Directors and Committees,” “Indebtedness and Transactions with Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its 2019 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock based compensation plans approved by security holders:
Issued and outstanding:
Restricted stock awards - March 2015	9,432	—	—
Restricted stock awards - February 2016	17,867	—	—
Restricted stock awards - February 2017	23,441	—	—
Restricted stock awards - February 2018	18,993	—	—
Shares available for future issuance	—	—	244,100

Total	69,733	$—	244,100

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

3.Exhibits

The exhibits required to be filed as part of this Form 10-K are listed in the attached Exhibit Index.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith
2.1	Stock Purchase Agreement, dated as of January 19, 2016, by and between Ellis Bankshares, Inc. and Mackinac Financial Corporation	8-K	000-20167	2.1	1/19/2016
2.2	Stock Purchase Agreement, dated as of May 24, 2016, by and among Mackinac Financial Corporation, the Sellers named therein, and Niagara Bancorporation, Inc.	8-K	000-20167	2.1	5/24/2016
2.3	Agreement and Plan of Merger, dated as of January 16, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	1/19/2018
2.4	First Amendment to Agreement and Plan of Merger Dated as of February 8, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	2/13/2018
2.5	Merger Agreement, dated as of May 18, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	99.1	5/18/2018
2.6	Merger Agreement, dated as of October 1, 2018, by and among Mackinac Financial Corporation and Lincoln Community Bank.	8-K	000-20167	99.1	10/01/2018
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014
10.1	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014
10.2	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.3	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Paul D. Tobias**	10-K	000-20167	10.3	3/15/2018

10.4	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Kelly W. George**	10-K	000-20167	10.4	3/15/2018
10.5	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Jesse A. Deering **	10-K	000-20167	10.5	3/15/2018
10.6	Form of Restricted Stock Unit Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**	8-K	000-20167	10.3	8/13/2012
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante & Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*
32.1	Section 1350 Chief Executive Officer Certification					*
32.2	Section 1350 Chief Financial Officer Certification					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document***					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***					*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***					*

*     Filed herewith.

**   Management compensatory plan, contract, or arrangement.

*** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 18, 2019.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 18, 2019, by the following persons on behalf of the Corporation and in the capacities indicated.  Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Jesse A. Deering, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Jesse A. Deering
Paul D. Tobias — Chairman,	Jesse A. Deering — Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ L. Brooks Patterson
Dennis B. Bittner — Director	L. Brooks Patterson — Director

/s/ Kelly W. George	/s/ Randolph C. Paschke
Kelly W. George — President & Director	Randolph C. Paschke — Director

/s/ David R. Steinhardt	/s/ Martin Thomson
David R. Steinhardt — Director	Martin Thomson — Director