Form 10-Q
period 2019-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2019-05-10
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Title of each class:	Trading Symbol	Name of each exchange on which registered:
Commmon Stock, No par value	MFNC	The NASDAQ Stock Market, LLC

As of May 9, 2019, there were outstanding 10,740,712 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Cash and due from banks	$55,923	$64,151
Federal funds sold	1,040	6
Cash and cash equivalents	56,963	64,157

Interest-bearing deposits in other financial institutions	12,712	13,452
Securities available for sale	113,460	116,748
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	732,678	717,032
Mortgage	293,126	301,461
Consumer	19,624	20,371
Total Loans	1,045,428	1,038,864
Allowance for loan losses	(5,154)	(5,183)
Net loans	1,040,274	1,033,681

Premises and equipment	23,479	22,783
Other real estate held for sale	1,961	3,119
Deferred tax asset	6,906	5,763
Deposit based intangibles	5,549	5,720
Goodwill	19,224	22,024
Other assets	31,544	25,669

TOTAL ASSETS	$1,316,996	$1,318,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$245,201	$241,556
NOW, money market, interest checking	363,753	368,890
Savings	110,978	111,358
CDs<$250,000	245,427	225,236
CDs>$250,000	12,706	13,737
Brokered	119,183	136,760
Total deposits	1,097,248	1,097,537

Federal funds purchased	6,780	2,905
Borrowings	46,878	57,536
Other liabilities	11,344	7,993
Total liabilities	1,162,250	1,165,971

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,740,712 and 10,712,745 respectively	129,204	129,066
Retained earnings	25,347	23,466
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	413	(245)
Minimum pension liability	(218)	(218)
Total shareholders’ equity	154,746	152,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,316,996	$1,318,040

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2019	2018
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$14,595	$10,390
Tax-exempt	47	25
Interest on securities:
Taxable	703	372
Tax-exempt	98	69
Other interest income	385	199
Total interest income	15,828	11,055

INTEREST EXPENSE:
Deposits	2,354	1,236
Borrowings	238	510
Total interest expense	2,592	1,746

Net interest income	13,236	9,309
Provision for loan losses	100	50
Net interest income after provision for loan losses	13,136	9,259

OTHER INCOME:
Deposit service fees	406	269
Income from mortgage loans sold on the secondary market	312	177
SBA/USDA loan sale gains	125	51
Net mortgage servicing fees (amortization)	(8)	(8)
Other	282	125
Total other income	1,117	614

OTHER EXPENSE:
Salaries and employee benefits	5,435	4,154
Occupancy	1,081	811
Furniture and equipment	718	531
Data processing	709	504
Advertising	309	195
Professional service fees	434	304
Loan origination expenses and deposit and card related fees	179	126
Writedowns and losses on other real estate held for sale	28	26
FDIC insurance assessment	134	156
Communications	228	155
Transaction related expenses	—	189
Other	989	777
Total other expenses	10,244	7,928

Income before provision for income taxes	4,009	1,945
Provision for income taxes	842	408

NET INCOME	$3,167	$1,537

INCOME PER COMMON SHARE:
Basic	$0.30	$0.24
Diluted	$0.30	$0.24

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Net income	$3,167	$1,537
Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	973	(537)
Tax effect	(315)	113
Net change in unrealized gains (losses) on available for sale securities	658	(424)

Total comprehensive income	$3,825	$1,113

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income for period	—	—	3,167	—	3,167
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	658	658
Total comprehensive income	—	—	3,167	658	3,825
Stock compensation	—	138	—	—	138
Issuance of common stock:
Restricted stock award vesting	27,967	—	—	—	—
Dividend on common stock	—	—	(1,286)	—	(1,286)

Balance, end of period	10,740,712	$129,204	$25,347	$195	$154,746

	Three Months Ended
	March 31,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income for period	—	—	1,537	—	1,537
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(424)	(424)
Total comprehensive income	—	—	1,537	(424)	1,113
Stock compensation	—	99	—	—	99
Issuance of common stock:
Restricted stock award vesting	37,630	—	—	—	—
Dividend on common stock	—	—	(755)	—	(755)

Balance, end of period	6,332,560	$62,080	$20,493	$(716)	$81,857

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$3,167	$1,537
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	618	631
Provision for loan losses	100	50
Deferred tax expense, net	324	408
Gain on sale of loans sold in the secondary market	(258)	(139)
Origination of loans held for sale in the secondary market	(13,604)	(8,201)
Proceeds from sale of loans in the secondary market	13,862	8,340
Loss on sale of other real estate held for sale	28	26
Stock compensation	138	99
Change in other assets	(2,386)	513
Change in other liabilities	3,351	(1,144)
Net cash provided by operating activities	5,340	2,120

Cash Flows from Investing Activities:
Net decrease (increase) in loans	(9,291)	(1,454)
Net decrease in interest bearing deposits in other financial institutions	740	1,983
Proceeds from maturities, sales, calls or paydowns of securities available for sale	4,306	1,336
Capital expenditures	(346)	(548)
Proceeds from sale of other real estate, premises and fixed assets	415	1,070
Net cash (used in) provided by investing activities	(4,176)	2,387

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(289)	(11,201)
Net activity on line of credit	—	1,000
Increase in fed funds purchased	3,875	10,000
Principal payments on borrowings	(10,658)	(550)
Dividend on common stock	(1,286)	(755)
Net cash used in financing activities	(8,358)	(1,506)

Net increase in cash and cash equivalents	(7,194)	3,001
Cash and cash equivalents at beginning of period	64,157	37,426

Cash and cash equivalents at end of period	$56,963	$40,427

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,523	$1,746
Income taxes	—	40

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	298	64

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month period ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At March 31, 2019 there were 216,310 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

2.RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with the right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance was adopted January 1, 2019, and accordingly an asset and liability of $4.838 million were recognized.  The asset is included in other assets and the liability is included within other liabilities.

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for SEC registrants for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.  The Corporation has formed a cross-functional implementation team consisting of individuals from finance, credit and information systems.  A project plan and timeline has been developed and the implementation team meets regularly to assess the project status to ensure adherence to the timeline.  The implementation team has also been working with a software vendor to assist in implementing required changes to credit loss estimation models and proceses, an is finalizing the historical data collected to be utilized in the credit loss models.  The Corporation expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective.  The Corporation has not yet determined the magnitude of any such one-time adjustment or ther potential impact of ASU 2016-13 on its condensed consolidated financial statements.

3.EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2019	2018

(Numerator):
Net income	$3,167	$1,537

(Denominator):
Weighted average shares outstanding	10,720,127	6,304,203
Effect of restricted stock awards	3,794	26,007
Diluted weighted average shares outstanding	10,723,921	6,330,210
Income per common share:
Basic	$0.30	$0.24
Diluted	$0.30	$0.24

4.INVESTMENT SECURITIES

At March 31, 2019 the Corporation has an investment security portfolio totaling $113.460 million, a decrease of $3.288 million from December 31, 2018 balance of $116.748 million. The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2019

Corporate	$20,172	$30	$(44)	$20,158
US Agencies	15,952	13	(118)	15,847
US Agencies - MBS	31,158	345	(126)	31,377
Obligations of states and political subdivisions	45,654	587	(163)	46,078

Total securities available for sale	$112,936	$975	$(451)	$113,460

December 31, 2018

Corporate	$20,198	$24	$(158)	$20,064
US Agencies	16,198	5	(233)	15,970
US Agencies - MBS	32,974	124	(258)	32,840
Obligations of states and political subdivisions	47,828	341	(295)	47,874

Total securities available for sale	$117,198	$494	$(944)	$116,748

	March 31, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$18,890	$18,846	$13,683	$13,665
After 1 year through five years	78,722	79,156	83,928	83,486
After 5 years through 10 years	12,455	12,589	16,712	16,739
After 10 years	2,869	2,869	2,875	2,858
Total available -for-sale securities	$112,936	$113,460	$117,198	$116,748

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $26.330 million and $26.583 million, respectively, at March 31, 2019.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,
	2019	2018

Commercial real estate	$498,471	$496,207
Commercial, financial, and agricultural	201,089	191,060
Commercial construction	33,118	29,765
One to four family residential real estate	281,104	286,908
Consumer	19,624	20,371
Consumer construction	12,022	14,553

Total loans	$1,045,428	$1,038,864

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016, First Federal of Northern Michigan Bancorp (“FFNM”) on May 18, 2018 and Lincoln Community Bank (“Lincoln”) on October 1, 2018.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, the Niagara acquired impaired loans totaled $2.105 million, the FFNM acquired impaired loans totaled $5.440 million, and the Lincoln impaired loans totaled $1.901 million.

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(546)	—	(546)
Expected cash flows	1,355	37,700	39,055
Accretable yield	(561)	(493)	(1,054)
Carrying balance at acquisition date	$794	$37,207	$38,001

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	—	—	—	—	(16)	(16)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Balance, March 31, 2019	$128	$—	$128	$213	$—	$213

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	—	(51)	(51)	—	(410)	(410)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Balance, March 31, 2019	$26	$18	$44	$571	$3,036	$3,607

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(15)	(49)	(64)	(15)	(526)	(541)
Reclassification from nonaccretable difference	12	—	12	12	—	12
Balance, March 31, 2019	$137	$393	$530	$1,075	$3,447	$4,522

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2018 (dollars in thousands):

	PFC			Eagle River			Niagara
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821	$38	$281	$319
Accretion	(30)	—	(30)	—	(150)	(150)	—	(54)	(54)
Reclassification from nonaccretable difference	23	—	23	—	—	—	—	—	—
Balance, March 31, 2018	$142	$—	$142	$218	$453	$671	$38	$227	$265

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2019 and March 31, 2018 is as follows (dollars in thousands):

	March 31,	March 31,
	2019	2018

Balance, January 1	$5,183	$5,079
Recoveries on loans previously charged off	32	25
Loans charged off	(161)	(53)
Provision	100	50

Balance at end of period	$5,154	$5,101

In the first three months of 2019, net charge-offs were $129,000, compared to net charge-offs of $28,000 in the same period in 2018.   In the first three months of 2019, the Corporation recorded a provision for loan loss of $100,000 compared to a $50,000 provision for loan losses in the first three months of 2018.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2019 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183
Charge-offs	(20)	(19)	—	(63)	—	(59)	—	(161)
Recoveries	12	4	—	5	—	11	—	32
Provision	(109)	372	(1)	60	—	49	(271)	100
Ending balance ALLR	$1,565	$1,005	$100	$201	$6	$9	$2,268	$5,154

Loans:
Ending balance	$498,471	$201,089	$33,118	$281,104	$12,022	$19,624	$—	$1,045,428
Ending balance ALLR	(1,565)	(1,005)	(100)	(201)	(6)	(9)	(2,268)	(5,154)
Net loans	$496,906	$200,084	$33,018	$280,903	$12,016	$19,615	$(2,268)	$1,040,274

Ending balance ALLR:
Individually evaluated	$467	$648	$—	$—	$—	$—	$—	$1,115
Collectively evaluated	1,098	357	100	201	6	9	2,268	4,039
Total	$1,565	$1,005	$100	$201	$6	$9	$2,268	$5,154

Ending balance Loans:
Individually evaluated	$2,138	$1,245	$—	$—	$—	$—	$—	$3,383
Collectively evaluated	493,570	198,425	32,753	279,943	11,809	19,585	—	1,036,085
Acquired with deteriorated credit quality	2,763	1,419	365	1,161	213	39	—	5,960
Total	$498,471	$201,089	$33,118	$281,104	$12,022	$19,624	$—	$1,045,428

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	—	—	—	(47)	—	(6)	—	(53)
Recoveries	7	3	1	2	—	12	—	25
Provision	676	965	371	58	—	(7)	(2,013)	50
Ending balance ALLR	$2,333	$1,544	$426	$173	$6	$9	$610	$5,101

Loans:
Ending balance	$411,526	$160,188	$8,004	$204,542	$11,262	$16,919	$—	$812,441
Ending balance ALLR	(2,333)	(1,544)	(426)	(173)	(6)	(9)	(610)	(5,101)
Net loans	$409,193	$158,644	$7,578	$204,369	$11,256	$16,910	$(610)	$807,340

Ending balance ALLR:
Individually evaluated	$362	$310	$—	$—	$—	$—	$—	$672
Collectively evaluated	1,971	1,234	426	173	6	9	610	4,429
Total	$2,333	$1,544	$426	$173	$6	$9	$610	$5,101

Ending balance Loans:
Individually evaluated	$1,568	$1,307	$372	$—	$—	$—	$—	$3,247
Collectively evaluated	408,273	158,881	7,632	203,032	11,215	16,919	—	805,952
Acquired with deteriorated credit quality	1,685	—	—	1,510	47	—	—	3,242
Total	$411,526	$160,188	$8,004	$204,542	$11,262	$16,919	$—	$812,441

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

Below is a breakdown of loans by risk category as of March 31, 2019 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$10,557	$21,313	$189,296	$262,811	$3,596	$10,898	$—	$—	$498,471
Commercial, financial and agricultural	8,882	11,408	66,533	109,164	2,313	2,789	—	—	201,089
Commercial construction	919	515	8,120	13,481	820	836	—	8,427	33,118
One-to-four family residential real estate	70	2,898	6,988	15,186	2,122	5,040	—	248,800	281,104
Consumer construction	—	—	—	153	90	9	—	11,770	12,022
Consumer	17	206	446	978	—	61	—	17,916	19,624

Total loans	$20,445	$36,340	$271,383	$401,773	$8,941	$19,633	$—	$286,913	$1,045,428

Below is a breakdown of loans by risk category as of December 31, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,564	$22,265	$189,898	$257,627	$5,993	$10,860	$—	$—	$496,207
Commercial, financial and agricultural	8,077	8,678	72,466	97,441	2,269	2,129	—	—	191,060
Commercial construction	734	706	6,844	12,244	829	823	—	7,585	29,765
One-to-four family residential real estate	70	2,873	6,941	15,711	2,095	4,757	—	254,461	286,908
Consumer construction	—	—	—	200	50	11	—	14,292	14,553
Consumer	19	236	625	1,156	42	77	—	18,216	20,371

Total loans	$18,464	$34,758	$276,774	$384,379	$11,278	$18,657	$—	$294,554	$1,038,864

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
March 31, 2019

Commercial real estate	$2,763	$2,138	$4,901	$10,635	$467
Commercial, financial and agricultural	1,419	1,245	2,664	2,211	648
Commercial construction	365	—	365	1,092	—
One to four family residential real estate	1,161	—	1,161	3,843	—
Consumer construction	213	—	213	—	—
Consumer	39	—	39	52	—
Total	$5,960	$3,383	$9,343	$17,833	$1,115

December 31, 2018
Commercial real estate	$2,777	$2,148	$4,925	$10,740	$486
Commercial, financial and agricultural	1,460	577	2,037	2,249	340
Commercial construction	366	—	366	1,132	—
One to four family residential real estate	1,231	—	1,231	4,136	—
Consumer construction	217	—	217	—	—
Consumer	42	—	42	55	—
Total	$6,093	$2,725	$8,818	$18,312	$826

	Individually Evaluated Impaired Loans
	March 31, 2019		December 31, 2018
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$7,968	$76	$5,024	$410
Commercial, financial and agricultural	563	2	374	26
Commercial construction	746	2	383	13
One to four family residential real estate	3,990	45	2,879	203
Consumer construction	—	—	9	—
Consumer	54	1	38	4
Total	$13,321	$126	$8,707	$656

A summary of past due loans at March 31, 2019 and December 31, 2018 is as follows (dollars in thousands):

	March 31,				December 31,
	2019				2018
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$138	$—	$1,396	$1,534	$298	$—	$1,700	$1,998
Commercial, financial and agricultural	274	—	737	1,011	398	—	320	718
Commercial construction	52	—	282	334	112	—	266	378
One to four family residential real estate	4,315	—	3,145	7,460	5,456	18	2,725	8,199
Consumer construction	—	—	—	—	—	—	—	—
Consumer	71	—	28	99	108	5	43	156

Total past due loans	$4,850	$—	$5,588	$10,438	$6,372	$23	$5,054	$11,449

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

There were 3 troubled debt restructuring that occurred during the three months ended March 31, 2019 and no troubled debt restructurings during the three months ended March 31, 2018.  The three restructured loans included only modifications to the repayment schedules.  The balance of these restructured loans remained at $.450 million.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2019	2018
Loans outstanding, January 1	$9,817	$10,037
New loans	1,872	—
Net activity on revolving lines of credit	358	—
Repayment	(96)	(123)
Loans outstanding at end of period	$11,951	$9,914

There were no loans to related parties classified substandard as of March 31, 2019 or March 31, 2018.  In addition to the outstanding balances above, there were unfunded commitments of $.486 million to related parties at March 31, 2019.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initital Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,278	2,894
Lincoln	1,252	1,353
Total	$19,224	$6,746

	Deposit Based
	Intangible	March 31, 2019	Future Annual
	March 31, 2019	Amortization	Amortization
	Balance	Expense	Expense
Peninsula	$684	$30	$121
Eagle River	703	25	99
Niagara	223	7	30
FFNM	2,653	82	290
Lincoln	1,286	27	135
Total	$5,549	$171	$675

	Deposit Based
	Intangible	2018
	December 31, 2018	Amortization
	Balance	Expense
Peninsula	$714	$121
Eagle River	728	99
Niagara	230	30
FFNM	2,735	159
Lincoln	1,313	41
Total	$5,720	$450

The deposit based intangible asset is reported net of accumulated amortization at $5.549 million at March 31, 2019.  Amortization expense in the first three months of 2019 is $.171 million.  Amortization expense for the next five years is expected to be at $.675 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2019, the Corporation had obligations to service approximately $288.687 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value which management estimates at $2.898 million. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.57% and a discount rate of 10.17% as of March 31, 2019.

The following table summarizes MSRs capitalized and amortized, along with the aggregate activity in related valuation allowances (dollars in thousands):

	March 31,	March 31,
	2019	2018
Balance at beginning of period	$1,144	$1,033
Additions from loans sold with servicing retained	500	—
Amortization	(60)	(108)

Balance at end of period	$1,584	$925
Balance of loan servicing portfolio	$288,687	$195,235
Mortgage servicing rights as % of portfolio	.55%	.47%
Fair value of servicing rights	2,898	1,737

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at March 31, 2019 was approximately $41 million. The Corporation valued these servicing rights at $80,000 as of March 31, 2019 and at $80,000 as of December 31, 2018.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018
Federal Home Loan Bank fixed rate advances	$46,398	$57,060
USDA Rural Development note	480	476
	$46,878	$57,536

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.72% and mature at various dates through 2026. They are collateralized at March 31, 2019 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $60.579 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $30.586 million and $30.806 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2019.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship currently consists of a $15.0 million revolving line of credit, which had a zero balance at March 31, 2019.  The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at March 31, 2019 was 2.60%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.427 million, and guaranteed by the Corporation.

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

The Corporation receives a valuation of the Plan annually.  As such, at December 31, 2018, the plan’s assets had a fair value of $1.987 million and the Corporation had a net unfunded liability of $1.004 million.  The accumulated benefit obligation at December 31, 2018 was $2.991 million. The accumulated benefit obligation at March 31, 2018 was $3.331 million.

Assumptions in the actuarial valuation are:

	2019	2018
Weighted average discount rate	4.02%	3.33%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both March 31, 2019 and December 31, 2018.

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
May, 2015	3,000	10.77	Immediate
February, 2016	35,733	9.91	4 years
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years
April, 2018	8,000	16.00	Immediate
February, 2019	27,790	15.70	4 years

In the first quarter of 2019, the Corporation issued 27,967 shares of its common stock for vested RSAs.  In the first quarter of 2018, the Corporation issued 37,630 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2019	69,322	$12.79
Granted during the period	27,790	15.70
Vested during the period	(27,967)	12.09
Nonvested balance at March 31, 2019	69,145	$13.28

11.INCOME TAXES

The Corporation has reported deferred tax assets of $6.906 million at March 31, 2019.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2019 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2018.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable included in other assets during 2018.  The Corporation evaluated the future benefits from these carryforwards as of March 31, 2019 and determined that is was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.842 million for the three months ended March 31, 2019 and $.408 million for the three months ended March 31, 2018.

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

The following table presents information for financial instruments at March 31, 2019 and December 31, 2018 (dollars in thousands):

		March 31, 2019		December 31, 2018
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$56,963	$56,963	$64,157	$64,157
Interest-bearing deposits	Level 2	12,712	12,712	13,452	13,452
Securities available for sale	Level 2	111,972	111,972	115,260	115,260
Securities available for sale	Level 3	1,488	1,488	1,488	1,488
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,040,274	1,020,821	1,033,681	1,013,214
Accrued interest receivable	Level 3	3,846	3,846	3,005	3,005

Total financial assets		$1,232,179	$1,212,726	$1,235,967	$1,215,500

Financial liabilities:
Deposits	Level 2	$1,097,248	$1,053,029	$1,097,537	$1,047,709
Borrowings	Level 2	46,878	46,301	57,536	56,771
Accrued interest payable	Level 3	519	519	391	391

Total financial liabilities		$1,144,645	$1,099,849	$1,155,464	$1,104,871

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2019, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2019 and December 31, 2018 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Assets

Corporate	$20,158	$—	$19,658	$500	$—
US Agencies	15,847	—	15,847	—	—
US Agencies - MBS	31,377	—	31,377	—	—
Obligations of state and political subdivisions	46,078	—	45,090	988	—
	$113,460				$—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Corporate	$20,064	$—	$19,564	$500	$—
US Agencies	15,970	—	15,970	—	—
US Agencies - MBS	32,840	—	32,840	—	—
Obligations of state and political subdivisions	47,874	—	46,886	988	—
	$116,748				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2019, or December 31, 2018 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2019

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2019	(Level 1)	(Level 2)	(Level 3)	March 31, 2019
Assets

Impaired loans	$9,343	$—	$—	$9,343	$219
Other real estate owned	1,961	—	—	1,961	28
					$247

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Impaired loans	$8,818	$—	$—	$8,818	$198
Other real estate held for sale	3,119	—	—	3,119	182
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of March 31, 2019, approximately $25,000 of the total authorization was available for future purchases.

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

	March 31,	December 31,
	2019	2018
Commitments to extend credit:
Variable rate	$96,811	$88,862
Fixed rate	53,811	54,434
Standby letters of credit - Variable rate	7,060	7,208
Credit card commitments - Fixed rate	5,269	5,107

	$162,951	$155,611

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2019 represents $147.752 million, or 20.17%, compared to $150.251 million, or 20.95%, of the commercial loan portfolio on December 31, 2018.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

15.  BUSINESS COMBINATIONS

 First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.  Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million. Deposits garnered in the acquisition, the majority of which were core deposits, totaled $254 million.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.101 million.  The Corporation recorded deposit based intangibles of $2.894 million and goodwill of $12.278 million.  In the first quarter of 2019, the Corporation concluded the business combination and purchase accounting based on the final tax returns and deferred tax calculations of FFNM.  As a result, the purchase price allocation has been updated to reflect changes with an increase in the deferred tax asset of $2.637 million and a decrease in goodwill of $2.637 million.

The table below highlights the allocation of purchase price for the FFNM acquisition (dollars in thousands, except per share data):

Purchase Price:

FFNM shares outstanding	3,726,925
Price per share	$9.15
Total purchase price		$34,101

Net assets acquired:

Cash and cash equivalents	$13,267
Securities available for sale	96,297
FHLB Stock	1,748
Total loans	185,444
Premises and equipment	5,134
Other real estate owned	194
Deposit based intangible	2,894
Mortgage servicing rights	386
Deferred tax assets	5,481
Bank owned life insurance	5,170
Other assets	1,775
Total assets	317,790

Non-interest bearing deposits	60,616
Interest bearing deposits	193,099
Total deposits	253,715
FHLB borrowings	40,722
Deferred tax liability	133
Other liabilities	1,397
Total liabilities	295,967
Net assets acquired		21,823

Goodwill		$12,278

Lincoln Community Bank

On June 7, 2018 the Corporation announced the execution of a definitive agreement to acquire Lincoln Community Bank (“Lincoln”) located in Merrill, WI, for $8.50 million in cash, to further expand the Corporation’s market.  Lincoln operated two (2) banking centers, one in each of Merrill and Gleason, WI.  As of September 30, 2018, Lincoln had total assets in excess of $59 million, loans of approximately $39 million and deposits of $53 million.  The acquisition and subsequent merger of Lincoln into mBank occurred on October 1, 2018.  As part of the transaction, the Gleason location was closed at the end of 2018.  In the first quarter of 2019, the Corporation made adjustments to the business comniation and purchase accounting based on additional tax provision information.  As a result, the purchase price allocation has been updated to reflect changes with a decrease in the deferred tax liability of $.163 million and a decrease in goodwill of $.163 million.  The Corporation believes the majority of the business combination and purchase accounting activity is complete, however, there may be further minor adjustments in the normal course within the allotted GAAP adjustment period.

Purchase Price:

Cash consideration	$8,500

Net assets acquired:

Cash and cash equivalents	$10,971
Securities available for sale	6,947
Total loans	38,001
Premises and equipment	1,249
Other real estate owned	69
Deposit based intangible	1,353
Bank owned life insurance	1,653
Other assets	339
Total assets	60,582

Non-interest bearing deposits	15,559
Interest bearing deposits	37,654
Total deposits	53,213
Deferred tax liability	68
Other liabilities	53
Total liabilities	53,334
Net assets acquired		7,248

Goodwill		$1,252

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2019, net deferred tax assets were approximately $6.906 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The following discussion covers results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  It should be noted that there may be non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the Corporation.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2018.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded first quarter 2019 net income of $3.167 million, or $.30 per share, compared to net income of $1.537 million, or $.24 per share for the first quarter of 2018. The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these one-time costs resulted in adjusted net income for the first quarter of 2018 of $1.737 million, or $.28 per share.

Weighted average shares outstanding for the three month period in 2019 totaled 10,720,127, compared to 6,304,203  shares in the same period of 2018.

The net interest income and net interest margin for the first quarter of 2019 was $13.236 million, or 4.55%, respectively, compared to $9.309 million, or 4.19%, respectively, for the first quarter of 2018.

Total assets of the Corporation at March 31, 2019 were $1.317 billion, down by $1.044 million, or 0.08%, from the $1.318 billion in total assets reported at year-end 2018.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $7.194 million during the first three months of 2019, compared to 2018 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section.

Investment Securities

Securities available for sale decreased $3.288 million from December 31, 2018 to March 31, 2019, with the balance on March 31, 2019 totaling $113.460 million.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of March 31, 2019, investment securities with an estimated fair value of $26.583 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first three months of 2019, loan balances increased by $6.564 million from December 31, 2018 balances of $1.039 billion.  This increase was partially offset by payoffs in the legacy portfolio.  During the first three months of 2019, the Bank had total loan production of $81.368 million, which included $13.604 million of secondary market loan production.  The increase in loan production, however, was partially offset by loan amortization and payoffs.

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

Following is a summary of the loan portfolio at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of
	2019	Total	2018	Total

Commercial real estate	$498,471	47.67%	$496,207	47.76%
Commercial, financial, and agricultural	201,089	19.24	191,060	18.39
One to four family residential real estate	281,104	26.89	286,908	27.62
Consumer construction	12,022	1.15	14,553	1.40
Commercial construction	33,118	3.17	29,765	2.87
Consumer	19,624	1.88	20,371	1.96
Total loans	$1,045,428	100.00%	$1,038,864	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2019 and December 31, 2018 (dollars in thousands).

	March 31, 2019			December 31, 2018
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	147,752	20.17%	95.48%	150,251	20.95%	98.80%
Hospitality and tourism	85,604	11.68	55.32	77,598	10.82	51.03
Lessors of residential buildings	46,702	6.37	30.18	50,204	7.00	33.01
Gasoline stations and convenience stores	24,663	3.37	15.94	24,189	3.37	15.91
Logging	21,073	2.88	13.62	20,860	2.91	13.72
Commercial construction	33,118	4.52	21.40	29,765	4.15	8.39
Other	373,766	51.01	241.54	364,165	50.80	250.66
Total Commercial Loans	$732,678	100.00%		$717,032	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of March 31, 2019.  The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2019, our residential loan portfolio totaled $293.126 million, or 28.04%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2019	2018

Nonperforming Assets:
Nonaccrual loans	$5,588	$5,054
Loans past due 90 days or more	—	23
Restructured loans on nonaccrual	—	—
Total nonperforming loans	5,588	5,077
Other real estate owned	1,961	3,119
Total nonperforming assets	$7,549	$8,196
Nonperforming loans as a % of loans	0.53%	0.49%
Nonperforming assets as a % of assets	0.57%	0.62%
Reserve for Loan Losses:
At period end	$5,154	$5,183
As a % of outstanding loans	.49%	.50%
As a % of nonperforming loans	92.23%	102.09%
As a % of nonaccrual loans	92.23%	102.55%
Texas Ratio	5.59%	6.33%

The following ratio provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	March 31, 2019	December 31, 2018

Total loans, at period end	$1,045,428	1,038,864
Average loans for the period	$1,046,740	$941,221

	For the Period Ended
	Year Ended	Twelve Months Ended
	March 31, 2019	December 31, 2018

Net charge-offs during the period	$129	396
Net charge-offs to average loans, annualized	.05%	.04%

Management seeks to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2018 independent review provided findings similar to management with respect to credit quality.  In 2019, the Corporation will once again utilized a consultant for loan review.

As of March 31, 2019, the allowance for loan losses represented .49% of total loans.  At March 31, 2019, the allowance included specific reserves in the amount of $1.115 million, as compared to specific reserves of $.826 million at December 31, 2018.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2019	December 31, 2018

Balance at beginning of period	$3,119	$3,558
Other real estate transferred from loans due to foreclosure	298	1,878
Other real estate acquired in business combinations	—	263
Proceeds from sale of other real estate	(415)	(2,398)
Transfer to premise and equipment	(1,013)	—
Writedowns on other real estate held for sale	—	(125)
Loss on other real estate held for sale	(28)	(57)

Balance at end of period	$1,961	$3,119

During the first three months of 2019, the Corporation received real estate in lieu of loan payments of $.298 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had a decrease in deposits in the first three months of 2019.  Total deposits decreased by $.289 million, or .03%, in the first three months of 2019.  The decrease in deposits for the first three months of 2019 is composed of a increase in core deposits of $18.319 million and a decrease in noncore deposits of $18.608 million.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,
	2019	% of Total	2018	% of Total

Noninterest bearing	$245,201	22.35%	$241,556	22.01%
NOW, money market, checking	363,753	33.15	368,890	33.61%
Savings	110,978	10.11	111,358	10.15%
Certificates of Deposit <$250,000	245,427	22.37	225,236	20.52%
Total core deposits	965,359	87.98	947,040	86.29%

Certificates of Deposit >$250,000	12,706	1.16	13,737	1.25%
Brokered CDs	119,183	10.86	136,760	12.46%
Total non-core deposits	131,889	12.02	150,497	13.71%

Total deposits	$1,097,248	100.00%	$1,097,537	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2019, this source of funding totaled $46 million and the Corporation secured this funding by pledging loans and investments.  The $46 million of FHLB borrowings have a weighted average maturity of 2.97 years and a weighted average interest rate of 1.72% at March 31, 2019.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.480 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at March 31, 2019.  The line of credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at March 31, 2019 was 2.60%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $2.677 million from December 31, 2018 to March 31, 2019.  Contributing to the increase in shareholders’ equity was net income of $3.167 million, offset by a reduction for cash dividends on common stock of $1.286 million,  an increase due to stock compensation of $.138 million, and an increase in the market value of securities of $.658 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded first quarter 2019 net income of $3.167 million, or $.30 per share, compared to net income of $1.537 million, or $.24 per share for the first quarter of 2018.  The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these costs resulted in adjusted net income for the first quarter of 2018 of $1.737 million, or $.28 per share.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $13.304 million, 4.57% of average earning assets, respectively in the first three months of 2019, compared to $9.352 million, 4.21% of average earning assets, respectively in the first three months of 2018.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2019-2018
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	2019	2018	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,046,740	$810,688	$236,052	5.69%	5.22%	$14,684	$10,426	$4,258	$3,036	$947	$275
Taxable securities	97,973	61,212	36,761	2.91	2.46	703	372	331	223	67	41
Nontaxable securities (2)	17,023	13,781	3,242	2.95	2.97	124	101	23	24	(1)	—
Federal funds sold	1,110	12	1,098	2.54	.57	7	—	7	—	—	7
Other interest-earning assets	18,143	15,766	2,377	8.46	5.12	378	199	179	30	130	19
Total earning assets	1,180,989	901,459	279,530	5.46	4.99	15,896	11,098	4,798	3,313	1,143	342
Reserve for loan losses	(5,180)	(5,072)	(108)
Cash and due from banks	59,738	37,244	22,494
Fixed Assets	22,679	16,274	6,405
Other Real Estate	2,803	3,130	(327)
Other assets	59,051	29,644	29,407
Total assets	$1,320,080	$982,679	$337,401

NOW and money market deposits	$263,185	$204,493	$58,692.57		.40	$370	$201	$169	$58	$86	$25
Interest checking	113,664	67,569	46,095.20		.15	56	25	31	17	8	6
Savings deposits	109,910	61,646	48,264.26		.07	71	10	61	8	30	23
Certificates of deposit	250,527	149,849	100,678	1.76	1.11	1,087	410	677	275	240	162
Brokered deposits	128,111	178,840	(50,729)	2.44	1.34	770	590	180	(167)	484	(137)
Borrowings	53,224	90,178	(36,954)	1.81	2.29	238	510	(272)	(209)	(107)	44
Total interest-bearing liabilities	918,621	752,575	166,046	1.14	.94	2,592	1,746	846	(18)	741	123
Demand deposits	235,247	142,695	92,552
Other liabilities	12,523	5,515	7,008
Shareholders’ equity	153,689	81,894	71,795
Total liabilities and shareholders’ equity	$1,320,080	$982,679	$337,401
Rate spread				4.31%	4.05%
Net interest margin/revenue				4.57%	4.21%	$13,304	$9,352	$3,952	$3,331	$402	$219

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first three months of 2019, the Corporation recorded a loan loss provision of $100,000, compared to $50,000 in the first three months of 2018.  There were net charge-offs of $129,000 in the first three months of 2019, compared to net charge-offs of $28,000 for the same period in 2018.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $1.117 million in the first three months of 2019, compared to $.614 million in the same period in 2018.  The increase year over year was largely a result of increased income from deposit service fees, including the impact of the FFNM and LCB acquisitions.Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2019	2018	Dollars	Percent

Deposit service fees	$406	$269	$137	50.93%
Income from loans sold in the secondary market	312	177	135	76.27
SBA/USDA loan sale gains	125	51	74	145.10
Net mortgage servicing (amortization) income	(8)	(8)	—	-
Other noninterest income	282	125	157	125.60

Total other income	$1,117	$614	$503	81.92%

Other Expense

For the first three months of 2019, the Corporation recorded other expenses of $10.244 million, compared to $7.928 million in 2018, an increase of $2.316 million.  The increase in salaries and benefits and other customary operating expenses were related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three months ended March 31, 2019 and 2018 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2019	2018	Dollars	Percentage

Salaries and employee benefits	$5,435	$4,154	$1,281	30.84%
Occupancy	1,081	811	270	33.29
Furniture and equipment	718	531	187	35.22
Data processing	709	504	205	40.67
Advertising	309	195	114	58.46
Professional service fees	434	304	130	42.76
Loan origination expenses and deposit and card related fees	179	126	53	42.06
Writedowns and losses on other real estate held for sale	28	26	2	7.69
FDIC insurance assessment	134	156	(22)	(14.10)
Communications	228	155	73	47.10
Transaction related expenses	—	189	(189)	(100.00)
Other	989	777	212	27.28
Total other expense	$10,244	$7,928	$2,316	29.21%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the three months ended March 31, 2019 of $.842 million, compared to $.408 million a year earlier.

The Corporation has reported deferred tax assets of $6.906 million at March 31, 2019.    A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2019 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2018.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable included in other assets during 2018.  The Corporation evaluated the future benefits from these carryforwards as of December 31, 2018 and determined that is was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $56.963 million in cash and cash equivalents and $82.654 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first three months of 2019, the Corporation decreased cash and cash equivalents by $7.194 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first three months of 2019, the Bank paid no dividends to the Corporation. Bank capital after remains strong and above the “well capitalized” level for regulatory purposes as of March 31, 2019. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at March 31, 2019 of $15 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At March 31, 2019, the Bank’s core deposits in relation to total funding were 83.88% compared to 81.78% at December 31, 2018.  These ratios indicate that at March 31, 2019, that the Bank had decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  This was in large part due to the core deposits garnered in the FFNM transaction. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2019, the Bank had $64 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of March 31, 2019, the Corporation is well capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2019 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$128,026	12.7%	>	$80,596	>	8.0%	>	$	N/A	>	N/A
mBank	$126,738	12.6%	>	$80,581	>	8.0%	>		$100,727	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$122,872	12.2%	>	$60,447	>	6.0%	>	$	N/A	>	N/A
mBank	$121,625	12.1%	>	$60,436	>	6.0%	>		$80,581	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$122,872	12.2%	>	$45,335	>	4.5%	>	$	N/A	>	N/A
mBank	$121,625	12.1%	>	$45,327	>	4.5%	>		$65,472	>	6.5%

Tier 1 capital to average assets:
Consolidated	$122,872	9.5%	>	$51,544	>	4.0%	>	$	N/A	>	N/A
mBank	$121,625	9.4%	>	$51,548	>	4.0%	>		$64,435	>	5.0%

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

As of March 31, 2019, the Corporation had established interest rate floors on approximately $138 million of its variable rate commercial loans.  Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods.  However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $113.460 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of March 31, 2019.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at March 31, 2019 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$281,629	329,853	407,022	26,924	$1,045,428
Securities	13,597	13,671	65,452	20,740	113,460
Other (1)	5,416	4,137	7,836	247	17,636

Total interest-earning assets	300,642	347,661	480,310	47,911	1,176,524

Interest-bearing obligations:
NOW, money market, savings and interest checking	474,731	—	—	—	474,731
Time deposits	32,703	97,228	127,652	550	258,133
Brokered CDs	41,223	77,960	—	—	119,183
Borrowings	—	16,048	27,830	3,000	46,878

Total interest-bearing obligations	548,657	191,236	155,482	3,550	898,925

Gap	$(248,015)	$156,425	$324,828	$44,361	$277,599

Cumulative gap	$(248,015)	$(91,590)	$233,238	$277,599

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at March 31, 2019, the Corporation had a cumulative liability sensitivity gap position of $91.590 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2018, the Corporation had a cumulative liability sensitivity gap position of $119.352 million within the one-year time frame.

The borrowings in the gap analysis include $46 million of FHLB advances that have a weighted average maturity of 2.97 years and a weighted average rate of 1.72%.

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

FOREIGN EXCHANGE RISK

In addition to managing interest rate risk, management also actively manages risk associated with foreign exchange.  The Corporation has decided to curtail its foreign exchange services for customers, and accordingly, management believes the exposure to short-term foreign exchange risk is minimal.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of March 31, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The share repurchases previously disclosed in prior periods are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of March 31, 2019 there remains $25,335 to be utilized under the current authorizations. There were no purchases during the first three months of 2019.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 10, 2019	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)