Form 10-Q
period 2019-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2019-08-09
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Yes  ☐     No  ☒

As of August 8, 2019, there were outstanding 10,740,712 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Cash and due from banks	$60,680	$64,151
Federal funds sold	10	6
Cash and cash equivalents	60,690	64,157

Interest-bearing deposits in other financial institutions	12,465	13,452
Securities available for sale	110,348	116,748
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	755,176	717,032
Mortgage	284,864	301,461
Consumer	20,663	20,371
Total Loans	1,060,703	1,038,864
Allowance for loan losses	(5,306)	(5,183)
Net loans	1,055,397	1,033,681

Premises and equipment	23,166	22,783
Other real estate held for sale	2,125	3,119
Deferred tax asset	4,609	5,763
Deposit based intangibles	5,380	5,720
Goodwill	19,574	22,024
Other assets	32,045	25,669

TOTAL ASSETS	$1,330,723	$1,318,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$276,776	$241,556
NOW, money market, interest checking	344,213	368,890
Savings	111,438	111,358
CDs<$250,000	256,689	225,236
CDs>$250,000	11,640	13,737
Brokered	114,097	136,760
Total deposits	1,114,853	1,097,537

Federal funds purchased	—	2,905
Borrowings	46,232	57,536
Other liabilities	11,798	7,993
Total liabilities	1,172,883	1,165,971

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,740,712 and 10,712,745 respectively	129,262	129,066
Retained earnings	27,734	23,466
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	1,062	(245)
Minimum pension liability	(218)	(218)
Total shareholders’ equity	157,840	152,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,330,723	$1,318,040

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$15,586	$12,071	$30,181	$22,461
Tax-exempt	42	31	89	56
Interest on securities:
Taxable	680	560	1,383	932
Tax-exempt	85	79	183	148
Other interest income	367	197	752	396
Total interest income	16,760	12,938	32,588	23,993

INTEREST EXPENSE:
Deposits	2,515	1,602	4,869	2,838
Borrowings	248	523	486	1,033
Total interest expense	2,763	2,125	5,355	3,871

Net interest income	13,997	10,813	27,233	20,122
Provision for loan losses	200	100	300	150
Net interest income after provision for loan losses	13,797	10,713	26,933	19,972

OTHER INCOME:
Deposit service fees	408	323	814	592
Income from mortgage loans sold on the secondary market	355	277	667	454
SBA/USDA loan sale gains	29	83	154	134
Net mortgage servicing fees (amortization)	128	(2)	248	(10)
Other	190	182	344	307
Total other income	1,110	863	2,227	1,477

OTHER EXPENSE:
Salaries and employee benefits	5,511	4,923	10,946	9,077
Occupancy	1,004	928	2,085	1,739
Furniture and equipment	723	644	1,441	1,175
Data processing	708	586	1,417	1,090
Advertising	214	192	523	387
Professional service fees	547	397	981	701
Loan origination expenses and deposit and card related fees	184	148	363	274
Writedowns and losses on other real estate held for sale	73	40	101	66
FDIC insurance assessment	77	187	211	343
Communications	232	152	460	307
Transaction related expenses	—	1,976	—	2,165
Other	990	904	1,979	1,681
Total other expenses	10,263	11,077	20,507	19,005

Income before provision for income taxes	4,644	499	8,653	2,444
Provision for income taxes	975	103	1,817	511

NET INCOME	$3,669	$396	$6,836	$1,933

INCOME PER COMMON SHARE:
Basic	$0.34	$0.05	$0.64	$0.27
Diluted	$0.34	$0.05	$0.64	$0.27

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net income	$3,669	$396	$6,836	$1,933
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	822	1,392	1,795	857
Tax effect	(173)	(291)	(488)	(180)
Net change in unrealized gains on available for sale securities	649	1,101	1,307	677

Total comprehensive income	$4,318	$1,497	$8,143	$2,610

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income for period	—	—	6,836	—	6,836
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,307	1,307
Total comprehensive income	—	—	6,836	1,307	8,143
Stock compensation	—	196	—	—	196
Issuance of common stock:
Restricted stock award vesting	27,967	—	—	—	—
Dividend on common stock	—	—	(2,568)	—	(2,568)

Balance, end of period	10,740,712	$129,262	$27,734	$844	$157,840

	Six Months Ended
	June 30,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income for period	—	—	1,933	—	1,933
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	677	677
Total comprehensive income	—	—	1,933	677	2,610
Stock compensation	—	274	—	—	274
Issuance of common stock:
Restricted stock award vesting	45,630	—	—	—	—
FFNM acquisition	2,146,378	34,101			34,101
Capital raise, net of offering costs	2,225,807	32,524	—	—	32,524
Dividend on common stock	—	—	(2,042)	—	(2,042)

Balance, end of period	10,712,745	$128,880	$19,602	$385	$148,867

	Three Months Ended
	June 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	10,740,712	$129,204	$25,347	$195	$154,746

Net income for period	—	—	3,669	—	3,669
Other comprehensive income
Net unrealized loss on securities available for sale	—	—	—	649	649
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	3,669	649	4,318
Stock compensation	—	58	—	—	58
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Dividend on common stock	—	—	(1,282)	—	(1,282)

Balance, end of period	10,740,712	$129,262	$27,734	$844	$157,840

	Three Months Ended
	June 30,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	6,332,560	$62,080	$20,493	$(716)	$81,857

Net income for period	—	—	396	—	396
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,101	1,101
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	396	1,101	1,497
Stock compensation	—	175	—	—	175
Issuance of common stock:
Restricted stock award vesting	8,000	—	—	—	—
FFNM acquisition	2,146,378	34,101			34,101
Capital raise, net of offering costs	2,225,807	32,524			32,524
Dividend on common stock	—	—	(1,287)	—	(1,287)

Balance, end of period	10,712,745	$128,880	$19,602	$385	$148,867

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$6,836	$1,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,255	1,298
Provision for loan losses	300	150
Deferred tax expense, net	590	511
Gain on sale of loans sold in the secondary market	(547)	(454)
Origination of loans held for sale in the secondary market	(28,775)	(20,613)
Proceeds from sale of loans in the secondary market	29,322	21,067
Loss on sale of other real estate held for sale	47	19
Writedown of other real estate held for sale	—	47
Stock compensation	196	274
Change in other assets	(709)	1,191
Change in other liabilities	3,805	34
Net cash provided by operating activities	12,320	5,457

Cash Flows from Investing Activities:
Net increase in loans	(25,518)	(7,343)
Net decrease in interest bearing deposits in other financial institutions	987	2,501
Purchase of securities available for sale	(7,776)	(1,063)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	16,058	58,760
Capital expenditures	(713)	(1,484)
Acquisition of FFNM	—	13,267
Proceeds from sale of other real estate, premises and fixed assets	636	1,624
Net cash (used in) provided by investing activities	(16,326)	66,262

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	17,316	(56,212)
Net activity on line of credit	—	(1,000)
Net (decrease) increase in fed funds purchased	(2,905)	10,000
Principal payments on borrowings	(11,304)	(27,527)
Proceeds of common stock offering, net of offering costs	—	32,524
Dividend on common stock	(2,568)	(2,041)
Net cash provided by (used in) financing activities	539	(44,256)

Net (decrease) increase in cash and cash equivalents	(3,467)	27,463
Cash and cash equivalents at beginning of period	64,157	37,426

Cash and cash equivalents at end of period	$60,690	$64,889

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$5,102	$3,777
Income taxes	1,500	625

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	825	400
Transfers of Other Real Estate Held for Sale to Fixed Assets	1,013	—

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and six month period ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At June 30, 2019 there were 216,310 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

2.RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with the right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance was adopted January 1, 2019, and accordingly an asset and liability of $4.502 million were recognized.  The asset is included in other assets and the liability is included within other liabilities.

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. ASU 2016-13 is effective for SEC registrants for interim and annual periods beginning after December 15, 2019, with early adoption permitted for annual periods beginning after December 15, 2018. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.  The Corporation has formed a cross-functional implementation team consisting of individuals from finance, credit and information systems.  A project plan and timeline has been developed and the implementation team meets regularly to assess the project status to ensure adherence to the timeline.  The implementation team has also been working with a software vendor to assist in implementing required changes to credit loss estimation models and proceses, and is finalizing the historical data collected to be utilized in the credit loss models.  The Corporation expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective.  The Corporation has not yet determined the magnitude of any such one-time adjustment or ther potential impact of ASU 2016-13 on its condensed consolidated financial statements.  On July 17, 2019 the Financial Accounting Standards Board (FASB) voted to recommend the delay CECL implementation for smaller reporting companies and private companies to annual periods beginning after December 15, 2022.

3.EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018

(Numerator):
Net income	$3,669	$396	$6,836	$1,933

(Denominator):
Weighted average shares outstanding	10,740,712	7,769,720	10,730,477	7,041,010
Effect of restricted stock awards	11,358	39,298	8,994	33,622
Diluted weighted average shares outstanding	10,752,070	7,809,018	10,739,471	7,074,632
Income per common share:
Basic	$0.34	$0.05	$0.64	$0.27
Diluted	$0.34	$0.05	$0.64	$0.27

4.INVESTMENT SECURITIES

At June 30, 2019 the Corporation had an investment security portfolio totaling $110.348 million, a decrease of $6.400 million from the December 31, 2018 balance of $116.748 million. The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2019

Corporate	$15,452	$48	$(22)	$15,478
US Agencies	22,067	134	(7)	22,194
US Agencies - MBS	29,114	498	(38)	29,574
Obligations of states and political subdivisions	42,371	860	(129)	43,102

Total securities available for sale	$109,004	$1,540	$(196)	$110,348

December 31, 2018

Corporate	$20,198	$24	$(158)	$20,064
US Agencies	16,198	5	(233)	15,970
US Agencies - MBS	32,974	124	(258)	32,840
Obligations of states and political subdivisions	47,828	341	(295)	47,874

Total securities available for sale	$117,198	$494	$(944)	$116,748

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30, 2019		December 31, 2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$16,553	$16,563	$13,728	$13,583
After 1 year through five years	49,310	49,954	54,563	54,382
After 5 years through 10 years	11,838	12,049	13,058	13,085
After 10 years	2,038	2,056	2,875	2,858
Subtotal	79,739	80,622	84,224	83,908
US Agencies - MBS	29,265	29,726	32,974	32,840

Total available -for-sale securities	$109,004	$110,348	$117,198	$116,748

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $5.411 million and $5.426 million, respectively, at June 30, 2019.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,
	2019	2018

Commercial real estate	$509,885	$496,207
Commercial, financial, and agricultural	208,488	191,060
Commercial construction	36,803	29,765
One to four family residential real estate	273,813	286,908
Consumer	20,663	20,371
Consumer construction	11,051	14,553

Total loans	$1,060,703	$1,038,864

The Corporation completed the acquisition of Peninsula Financial Corporation (“PFC”) on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016, First Federal of Northern Michigan Bancorp (“FFNM”) on May 18, 2018 and Lincoln Community Bank (“Lincoln”) on October 1, 2018.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, the Niagara acquired impaired loans totaled $2.105 million, the FFNM acquired impaired loans totaled $5.440 million, and the Lincoln acquired impaired loans totaled $1.901 million.

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(546)	—	(546)
Expected cash flows	1,355	37,700	39,055
Accretable yield	(561)	(493)	(1,054)
Carrying balance at acquisition date	$794	$37,207	$38,001

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	(40)	—	(40)	(17)	(16)	(33)
Reclassification from nonaccretable difference	30	—	30	13	—	13
Balance, June 30, 2019	$118	$—	$118	$209	$—	$209

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	(14)	(69)	(83)	(145)	(796)	(941)
Reclassification from nonaccretable difference	11	—	11	109	—	109
Balance, June 30, 2019	$23	$—	$23	$535	$2,650	$3,185

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(109)	(95)	(204)	(325)	(976)	(1,301)
Reclassification from nonaccretable difference	82	—	82	245	—	245
Balance, June 30, 2019	$113	$347	$460	$998	$2,997	$3,995

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2018 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821
Accretion	(30)	—	(30)	—	(297)	(297)
Reclassification from nonaccretable difference	23	—	23	—	—	—
Balance, June 30, 2018	$142	$—	$142	$218	$306	$524

	Niagara			First Federal Northern Michigan			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$38	$281	$319	$—	$—	$—	$405	$884	$1,289
Acquisition	—	—	—	700	4,498	5,198	700	4,498	5,198
Accretion	—	(108)	(108)	—	(83)	(83)	(30)	(488)	(518)
Reclassification from nonaccretable difference	—	—	—	—	—	—	23	—	23
Balance, June 30, 2018	$38	$173	$211	$700	$4,415	$5,115	$1,098	$4,894	$5,992

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2019 and June 30, 2018 is as follows (dollars in thousands):

	June 30,	June 30,
	2019	2018

Balance, January 1	$5,183	$5,079
Recoveries on loans previously charged off	169	264
Loans charged off	(346)	(352)
Provision	300	150

Balance at end of period	$5,306	$5,141

In the first six months of 2019, net charge-offs were $177,000, compared to net charge-offs of $88,000 in the same period in 2018.   In the first six months of 2019, the Corporation recorded a provision for loan loss of $300,000 compared to a $150,000 provision for loan losses in the first six months of 2018.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2019 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2019
Allowance for loan loss reserve:
Beginning balance ALLR	$1,565	$1,005	$100	$201	$6	$9	$2,268	$5,154
Charge-offs	—	(84)	—	(57)	—	(44)	—	(185)
Recoveries	122	—	1	6	—	8	—	137
Provision	(479)	(60)	(24)	78	(1)	37	649	200
Ending balance ALLR	$1,208	$861	$77	$228	$5	$10	$2,917	$5,306

Six Months Ended June 30, 2019
Allowance for loan loss reserve:
Beginning balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183
Charge-offs	(20)	(103)	—	(120)	—	(103)	—	(346)
Recoveries	134	4	1	11	—	19	—	169
Provision	(588)	312	(25)	138	(1)	86	378	300
Ending balance ALLR	$1,208	$861	$77	$228	$5	$10	$2,917	$5,306

At June 30, 2019
Loans:
Ending balance	$509,885	$208,488	$36,803	$273,813	$11,051	$20,663	$—	$1,060,703
Ending balance ALLR	(1,208)	(861)	(77)	(228)	(5)	(10)	(2,917)	(5,306)
Net loans	$508,677	$207,627	$36,726	$273,585	$11,046	$20,653	$(2,917)	$1,055,397

Ending balance ALLR:
Individually evaluated	$457	$559	$—	$—	$—	$—	$—	$1,016
Collectively evaluated	751	302	77	228	5	10	2,917	4,290
Total	$1,208	$861	$77	$228	$5	$10	$2,917	$5,306

Ending balance Loans:
Individually evaluated	$2,077	$1,134	$—	$—	$—	$—	$—	$3,211
Collectively evaluated	505,501	204,804	36,418	272,773	11,051	20,633	—	1,051,180
Acquired with deteriorated credit quality	2,307	2,550	385	1,040	—	30	—	6,312
Total	$509,885	$208,488	$36,803	$273,813	$11,051	$20,663	$—	$1,060,703

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,127	$547	$54	$173	$6	$9	$3,185	$5,101
Charge-offs	(1)	(128)	—	(100)	—	(70)	—	(299)
Recoveries	23	156	—	50	—	10	—	239
Provision	319	(80)	(1)	157	1	60	(356)	100
Ending balance ALLR	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141

Six Months Ended June 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	(1)	(128)	—	(147)	—	(76)	—	(352)
Recoveries	30	159	1	52	—	22	—	264
Provision	(211)	(112)	(2)	215	1	53	206	150
Ending balance ALLR	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141

At June 30, 2018
Loans:
Ending balance	$478,798	$185,032	$20,895	$284,041	$15,409	$19,202	$—	$1,003,377
Ending balance ALLR	(1,468)	(495)	(53)	(280)	(7)	(9)	(2,829)	(5,141)
Net loans	$477,330	$184,537	$20,842	$283,761	$15,402	$19,193	$(2,829)	$998,236

Ending balance ALLR:
Individually evaluated	$500	$264	$—	$—	$—	$—	$—	$764
Collectively evaluated	968	231	53	280	7	9	2,829	4,377
Total	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141

Ending balance Loans:
Individually evaluated	$2,447	$1,324	$372	$—	$—	$—	$—	$4,143
Collectively evaluated	467,159	183,535	20,523	281,144	15,364	19,117	—	986,842
Acquired with deteriorated credit quality	9,192	173	—	2,897	45	85	—	12,392
Total	$478,798	$185,032	$20,895	$284,041	$15,409	$19,202	$—	$1,003,377

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

Below is a breakdown of loans by risk category as of June 30, 2019 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$15,144	$19,727	$203,261	$259,748	$5,833	$6,172	$—	$—	$509,885
Commercial, financial and agricultural	10,339	9,781	72,957	110,701	2,073	2,637	—	—	208,488
Commercial construction	—	407	8,605	17,000	405	805	—	9,581	36,803
One-to-four family residential real estate	69	2,909	5,929	16,583	1,670	4,035	—	242,618	273,813
Consumer construction	—	261	216	329	90	—	—	10,155	11,051
Consumer	1	187	359	1,340	—	73	—	18,703	20,663

Total loans	$25,553	$33,272	$291,327	$405,701	$10,071	$13,722	$—	$281,057	$1,060,703

Below is a breakdown of loans by risk category as of December 31, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,564	$22,265	$189,898	$257,627	$5,993	$10,860	$—	$—	$496,207
Commercial, financial and agricultural	8,077	8,678	72,466	97,441	2,269	2,129	—	—	191,060
Commercial construction	734	706	6,844	12,244	829	823	—	7,585	29,765
One-to-four family residential real estate	70	2,873	6,941	15,711	2,095	4,757	—	254,461	286,908
Consumer construction	—	—	—	200	50	11	—	14,292	14,553
Consumer	19	236	625	1,156	42	77	—	18,216	20,371

Total loans	$18,464	$34,758	$276,774	$384,379	$11,278	$18,657	$—	$294,554	$1,038,864

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
June 30, 2019

Commercial real estate	$2,307	$2,077	$4,384	$7,822	$457
Commercial, financial and agricultural	2,550	1,134	3,684	2,709	559
Commercial construction	385	—	385	375	—
One to four family residential real estate	1,040	—	1,040	3,233	—
Consumer construction	—	—	—	—	—
Consumer	30	—	30	43	—
Total	$6,312	$3,211	$9,523	$14,182	$1,016

December 31, 2018
Commercial real estate	$2,777	$2,148	$4,925	$10,740	$486
Commercial, financial and agricultural	1,460	577	2,037	2,249	340
Commercial construction	366	—	366	1,132	—
One to four family residential real estate	1,231	—	1,231	4,136	—
Consumer construction	217	—	217	—	—
Consumer	42	—	42	55	—
Total	$6,093	$2,725	$8,818	$18,312	$826

	Individually Evaluated Impaired Loans
	June 30, 2019		December 31, 2018
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$7,860	$166	$5,024	$410
Commercial, financial and agricultural	382	1	374	26
Commercial construction	389	—	383	13
One to four family residential real estate	3,685	231	2,879	203
Consumer construction	—	—	9	—
Consumer	49	1	38	4
Total	$12,365	$399	$8,707	$656

A summary of past due loans at June 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	June 30,				December 31,
	2019				2018
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$345	$—	$798	$1,143	$298	$—	$1,700	$1,998
Commercial, financial and agricultural	528	—	597	1,125	398	—	320	718
Commercial construction	677	—	245	922	112	—	266	378
One to four family residential real estate	4,559	—	2,993	7,552	5,456	18	2,725	8,199
Consumer construction	—	—	—	—	—	—	—	—
Consumer	137	—	40	177	108	5	43	156

Total past due loans	$6,246	$—	$4,673	$10,919	$6,372	$23	$5,054	$11,449

Troubled Debt Restructuring

Troubled debt restructurings (“TDR”) are determined on a loan-by-loan basis.  Generally restructurings are related to interest rate reductions, loan term extensions and short term payment forbearance as a means to maximize collectability of troubled credits.  If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring.  In general, a borrower must make at least six consecutive timely payments before the Corporation would consider a return of a restructured loan to accruing status in accordance with FDIC guidelines regarding restoration of credits to accrual status.

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

There were three TDR’s that occurred during the six months ended June 30, 2019 and no TDR’s during the six months ended June 30, 2018.  The three restructured loans included only modifications to the repayment schedules.  The balance of these restructured loans pre-modification was $.450 million, post-modification as of June 30, 2019, the balances of the restructured loans were $.437 million.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2018
Loans outstanding, January 1	$9,817	$10,037
New loans	1,872	—
Net activity on revolving lines of credit	458	—
Change in status of insiders	(285)	—
Repayment	(553)	(1,143)
Loans outstanding at end of period	$11,309	$8,894

There were no loans to related parties classified substandard as of June 30, 2019 or June 30, 2018.  In addition to the outstanding balances above, there were unfunded commitments of $.505 million to related parties at June 30, 2019.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initial Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,628	2,894
Lincoln	1,252	1,353
Total	$19,574	$6,746

	Deposit Based
	Intangible	June 30, 2019	Future Annual
	June 30, 2019	Amortization	Amortization
	Balance	Expense	Expense
Peninsula	$654	$60	$121
Eagle River	678	50	99
Niagara	215	15	30
FFNM	2,581	154	290
Lincoln	1,252	61	135
Total	$5,380	$340	$675

	Deposit Based
	Intangible	2018
	December 31, 2018	Amortization
	Balance	Expense
Peninsula	$714	$121
Eagle River	728	99
Niagara	230	30
FFNM	2,735	159
Lincoln	1,313	41
Total	$5,720	$450

The deposit based intangible asset is reported net of accumulated amortization at $5.380 million at June 30, 2019.  Amortization expense in the first six months of 2019 is $.340 million.  Amortization expense for the next five years is expected to be at $.675 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of June 30, 2019, the Corporation had obligations to service approximately $279.478 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The fair value of the capitalized servicing rights approximates the carrying value which management estimates at $2.898 million. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 10.57% and a discount rate of 10.17% as of June 30, 2019.  For additional details on the acquired MSRs presented in the table below, please refer to Note 15 – “Business Combinations”.

The following table summarizes MSRs capitalized and amortized (dollars in thousands):

	June 30,	June 30,
	2019	2018
Balance at beginning of period	$1,144	$1,033
Acquired MSRs	500	386
Amortization	(120)	(219)

Balance at end of period	$1,524	$1,200
Balance of loan servicing portfolio	$279,478	$292,739
Mortgage servicing rights as % of portfolio	.55%	.41%
Fair value of servicing rights	2,898	1,767

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at June 30, 2019 was approximately $41 million. The Corporation valued these servicing rights at $80,000 as of June 30, 2019 and at $80,000 as of December 31, 2018.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Federal Home Loan Bank fixed rate advances	$45,752	$57,056
USDA Rural Development note	480	480
	$46,232	$57,536

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.73% and mature at various dates through 2026. They are collateralized at June 30, 2019 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $66.662 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $5.411 million and $5.426 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2019.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship currently consists of a $15.0 million revolving line of credit, which had a zero balance at June 30, 2019.  The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at June 30, 2019 was 2.32%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.538 million, and guaranteed by the Corporation.

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

The Corporation receives a valuation of the Plan annually.  As such, at December 31, 2018, the plan’s assets had a fair value of $1.987 million and the Corporation had a net unfunded liability of $1.004 million.  The accumulated benefit obligation at December 31, 2018 was $2.991 million. The accumulated benefit obligation at June 30, 2019 was $3.331 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both June 30, 2019 and December 31, 2018.

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

In the first six months of 2019, the Corporation issued 27,967 shares of its common stock for vested RSAs.  In the first six months of 2018, the Corporation issued 45,630 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2019	69,322	$12.79
Granted during the period	27,790	15.70
Vested during the period	(27,967)	12.09
Nonvested balance at June 30, 2019	69,145	$13.28

11.INCOME TAXES

The Corporation has reported deferred tax assets of $4.609 million at June 30, 2019.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2019 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of June 30, 2019 and determined that is was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $1.817 million for the six months ended June 30, 2019 and $.511 million for the six months ended June 30, 2018.

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

The following table presents information for financial instruments at June 30, 2019 and December 31, 2018 (dollars in thousands):

		June 30, 2019		December 31, 2018
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$60,690	$60,690	$64,157	$64,157
Interest-bearing deposits	Level 2	12,465	12,465	13,452	13,452
Securities available for sale	Level 2	108,918	108,918	115,260	115,260
Securities available for sale	Level 3	1,430	1,430	1,488	1,488
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,055,397	1,042,732	1,033,681	1,013,214
Accrued interest receivable	Level 3	3,791	3,791	3,005	3,005

Total financial assets		$1,247,615	$1,234,950	$1,235,967	$1,215,500

Financial liabilities:
Deposits	Level 2	$1,114,853	$1,082,522	$1,097,537	$1,047,709
Borrowings	Level 2	46,232	46,098	57,536	56,771
Accrued interest payable	Level 3	575	575	391	391

Total financial liabilities		$1,161,660	$1,129,195	$1,155,464	$1,104,871

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2019, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2019 and December 31, 2018 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)	June 30, 2019	June 30, 2019
Assets

Corporate	$15,478	$—	$14,978	$500	$—	$—
US Agencies	22,194	—	22,194	—	—	—
US Agencies - MBS	29,574	—	29,574	—	—	—
Obligations of state and political subdivisions	43,102	—	42,172	930	—	—
	$110,348				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Corporate	$20,064	$—	$19,564	$500	$—
US Agencies	15,970	—	15,970	—	—
US Agencies - MBS	32,840	—	32,840	—	—
Obligations of state and political subdivisions	47,874	—	46,886	988	—
	$116,748				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2019, or December 31, 2018 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2019

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2019	(Level 1)	(Level 2)	(Level 3)	June 30, 2019	June 30, 2019
Assets

Impaired loans	$6,645	$—	$—	$6,645	$—	$219
Other real estate owned	2,125	—	—	2,125	73	101
					$73	320

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Impaired loans	$8,818	$—	$—	$8,818	$198
Other real estate held for sale	3,119	—	—	3,119	182
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of June 30, 2019, approximately $25,000 of the total authorization was available for future purchases.

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

	June 30,	December 31,
	2019	2018
Commitments to extend credit:
Variable rate	$109,646	$88,862
Fixed rate	68,830	54,434
Standby letters of credit - Variable rate	7,218	7,208
Credit card commitments - Fixed rate	5,592	5,107

	$191,286	$155,611

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at June 30, 2019 represents $143.897 million, or 19.05%, compared to $150.251 million, or 20.95%, of the commercial loan portfolio on December 31, 2018.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

15.  BUSINESS COMBINATIONS

 First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.  Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million. Deposits garnered in the acquisition, the majority of which were core deposits, totaled $254 million.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.101 million.  The Corporation recorded deposit based intangibles of $2.894 million and goodwill of $12.278 million.  In the first quarter of 2019, the Corporation concluded the business combination and purchase accounting based on the final tax returns and deferred tax calculations of FFNM.  As a result, the purchase price allocation has been updated to reflect changes with an increase in the deferred tax asset of $1.950 million, an increase to the MSRs of $.500 million, and a decrease in goodwill of $2.450 million.

The table below highlights the allocation of purchase price for the FFNM acquisition (dollars in thousands, except per share data):

Purchase Price:

FFNM shares outstanding	3,726,925
Price per share	$9.15
Total purchase price		$34,101

Net assets acquired:

Cash and cash equivalents	$13,267
Securities available for sale	96,297
FHLB Stock	1,748
Total loans	185,444
Premises and equipment	5,134
Other real estate owned	194
Deposit based intangible	2,894
Mortgage servicing rights	886
Deferred tax assets	4,794
Bank owned life insurance	5,170
Other assets	1,775
Total assets	317,603

Non-interest bearing deposits	60,616
Interest bearing deposits	193,099
Total deposits	253,715
FHLB borrowings	40,722
Deferred tax liability	133
Other liabilities	1,397
Total liabilities	295,967
Net assets acquired		21,636

Goodwill		$12,465

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At June 30, 2019, net deferred tax assets were approximately $6.259 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded second quarter 2019 net income of $3.669 million, or $.34 per share, compared to net income of $.396 million, or $.05 per share for the second quarter of 2018. The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these one-time costs resulted in adjusted net income, (a non-GAAP measure), for the second quarter of 2018 of $1.957 million, or $.25 per share.

Weighted average shares outstanding for the three month period in 2019 totaled 10,752,070, compared to 7,041,010  shares in the same period of 2018.

The net interest income and net interest margin for the second quarter of 2019 was $13.997 million, or 4.76%, respectively, compared to $10.813 million, or 4.26%, respectively, for the second quarter of 2018.

Total assets of the Corporation at June 30, 2019 were $1.331 billion, up by $12.683 million, or 0.96%, from the $1.318 billion in total assets reported at year-end 2018.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents decreased $3.467 million during the first six months of 2019, compared to 2018 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale decreased $6.400 million from December 31, 2018 to June 30, 2019, with the balance on June 30, 2019 totaling $110.348 million.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of June 30, 2019, investment securities with an estimated fair value of $5.426 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first six months of 2019, loan balances increased by $21.839 million from December 31, 2018 balances of $1.039 billion.  This increase was partially offset by payoffs in the legacy portfolio.  During the first six months of 2019, the Bank had total loan production of $184.480 million, which included $28.775 million of secondary market loan production.  The increase in loan production, however, was partially offset by loan amortization and payoffs.

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

Following is a summary of the loan portfolio at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of
	2019	Total	2018	Total

Commercial real estate	$509,885	48.07%	$496,207	47.76%
Commercial, financial, and agricultural	208,488	19.66	191,060	18.39
Commercial construction	36,803	3.47	29,765	2.87
One to four family residential real estate	273,813	25.81	286,908	27.62
Consumer	20,663	1.95	20,371	1.96
Consumer construction	11,051	1.04	14,553	1.40
Total loans	$1,060,703	100.00%	$1,038,864	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2019 and December 31, 2018 (dollars in thousands).

	June 30, 2019			December 31, 2018
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	143,897	19.05%	91.17%	150,251	20.95%	98.80%
Hospitality and tourism	92,809	12.29	58.80	77,598	10.82	51.03
Lessors of residential buildings	49,489	6.55	31.35	50,204	7.00	33.01
Gasoline stations and convenience stores	26,974	3.57	17.09	24,189	3.37	15.91
Logging	21,666	2.87	13.73	20,860	2.91	13.72
Commercial construction	36,803	4.87	23.32	29,765	4.15	8.39
Other	383,538	50.80	242.99	364,165	50.80	250.66
Total Commercial Loans	$755,176	100.00%		$717,032	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of June 30, 2019.  The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of June 30, 2019, our residential loan portfolio totaled $284.864 million, or 26.86%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,
	2019	2018

Nonperforming Assets:
Nonaccrual loans	$4,673	$5,054
Loans past due 90 days or more	—	23
Restructured loans on nonaccrual	—	—
Total nonperforming loans	4,673	5,077
Other real estate owned	2,125	3,119
Total nonperforming assets	$6,798	$8,196
Nonperforming loans as a % of loans	0.44%	0.49%
Nonperforming assets as a % of assets	0.51%	0.62%
Reserve for Loan Losses:
At period end	$5,306	$5,183
As a % of outstanding loans	.50%	.50%
As a % of nonperforming loans	113.55%	102.09%
As a % of nonaccrual loans	113.55%	102.55%
Texas Ratio	4.91%	6.33%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	June 30, 2019	December 31, 2018

Total loans, at period end	$1,060,703	1,038,864
Average loans for the period	$1,049,383	$941,221

	For the Period Ended
	Six Months Ended	Twelve Months Ended
	June 30, 2019	December 31, 2018

Net charge-offs during the period	$177	396
Net charge-offs to average loans, annualized	.03%	.04%

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

As of June 30, 2019, the allowance for loan losses represented .50% of total loans.  At June 30, 2019, the allowance included specific reserves in the amount of $1.016 million, as compared to specific reserves of $.826 million at December 31, 2018.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2019	December 31, 2018

Balance at beginning of period	$3,119	$3,558
Other real estate transferred from loans due to foreclosure	825	1,878
Other real estate acquired in business combinations	—	263
Proceeds from sale of other real estate	(705)	(2,398)
Transfer to premise and equipment	(1,013)	—
Writedowns on other real estate held for sale	(54)	(125)
Loss on other real estate held for sale	(47)	(57)

Balance at end of period	$2,125	$3,119

During the first six months of 2019, the Corporation received real estate in lieu of loan payments of $.825 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first six months of 2019.  Total deposits decreased by $17.316 million, or 1.58%, in the first six months of 2019.  The increase in deposits for the first six months of 2019 is composed of a increase in core deposits of $42.076 million and a decrease in noncore deposits of $24.760 million.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,
	2019	% of Total	2018	% of Total

Noninterest bearing	$276,776	24.83%	$241,556	22.01%
NOW, money market, checking	344,213	30.88	368,890	33.61%
Savings	111,438	10.00	111,358	10.15%
Certificates of Deposit <$250,000	256,689	23.02	225,236	20.52%
Total core deposits	989,116	88.72	947,040	86.29%

Certificates of Deposit >$250,000	11,640	1.04	13,737	1.25%
Brokered CDs	114,097	10.23	136,760	12.46%
Total non-core deposits	125,737	11.28	150,497	13.71%

Total deposits	$1,114,853	100.00%	$1,097,537	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At June 30, 2019, this source of funding totaled $46 million and the Corporation secured this funding by pledging loans and investments.  The $46 million of FHLB borrowings have a weighted average maturity of 2.98 years and a weighted average interest rate of 1.73% at June 30, 2019.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.480 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at June 30, 2019.  The line of credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at June 30, 2019 was 2.32%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $5.771 million from December 31, 2018 to June 30, 2019.  Contributing to the increase in shareholders’ equity was net income of $6.836 million, offset by a reduction for cash dividends on common stock of $2.568 million,  an increase due to stock compensation of $.196 million, and an increase in the market value of securities of $1.307 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded net income of $6.836 million, or $.64 per share for the first six months of 2019, compared to net income of $1.933 million, or $.27 per share for the first six months of 2018.  The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these costs resulted in adjusted net income, (a non-GAAP measure), for the first six months of 2018 of $3.694 million, or $.50 per share.

The Corporation recorded second quarter 2019 net income of $3.669 million, or $.34 per share, compared to net income of $.396 million or $.05 per share for the second quarter of 2018.  The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these costs resulted in adjusted net income, (a non-GAAP measure), for the second quarter of 2018 of $1.957 million, or $.25 per share.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $27.374 million, 4.68% of average earning assets, respectively in the first six months of 2019, compared to $20.226 million, 4.25% of average earning assets, respectively in the first six months of 2018.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2019-2018
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	2019	2018	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,051,998	$905,802	$146,196	5.98%	5.37%	$15,678	$12,136	$3,542	$1,959	$1,363	$220
Taxable securities	94,634	77,080	17,554	2.88	2.91	680	560	120	128	(6)	(2)
Nontaxable securities (2)	14,772	19,157	(4,385)	2.77	2.09	102	100	2	(23)	33	(8)
Federal funds sold	674	70	604	2.57	0.10	4	—	4	—	—	4
Other interest-earning assets	17,505	16,481	1,024	8.30	4.77	362	196	166	12	145	9
Total earning assets	1,179,583	1,018,590	160,993	5.72	5.12	16,826	12,992	3,834	2,076	1,535	223
Reserve for loan losses	(5,250)	(5,933)	683
Cash and due from banks	65,446	51,033	14,413
Fixed Assets	23,340	18,880	4,460
Other Real Estate	2,073	2,187	(114)
Other assets	61,335	32,431	28,904
Total assets	$1,326,527	$1,117,188	$209,339

NOW and money market deposits	$237,730	$221,320	$16,410.55		.36	$324	$199	$125	$15	$103	$7
Interest checking	110,175	71,658	38,517.18		.14	49	25	24	13	7	4
Savings deposits	110,979	83,858	27,121.56		.06	155	13	142	4	104	34
Certificates of deposit	265,667	172,853	92,814	1.92	1.18	1,275	507	768	272	323	173
Brokered deposits	118,422	183,361	(64,939)	2.41	1.88	712	858	(146)	(303)	244	(87)
Borrowings	51,422	100,935	(49,513)	1.94	2.08	248	523	(275)	(257)	(36)	18
Total interest-bearing liabilities	894,395	833,985	60,410	1.24	1.02	2,763	2,125	638	(256)	745	149
Demand deposits	260,441	180,171	80,270
Other liabilities	15,200	2,514	12,686
Shareholders’ equity	156,491	100,518	55,973
Total liabilities and shareholders’ equity	$1,326,527	$1,117,188	$209,339
Rate spread				4.48%	4.09%
Net interest margin/revenue				4.78%	4.28%	$14,063	$10,867	$3,196	$2,332	$790	$74

	Six Months Ended
								2019-2018
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	2019	2018	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,049,384	$858,508	$190,876	5.83%	5.30%	$30,362	$22,582	$7,780	$5,021	$2,257	$502
Taxable securities	96,294	70,759	25,535	2.90	2.66	1,383	932	451	336	84	31
Nontaxable securities (2)	15,891	14,915	976	2.94	2.53	232	187	45	12	31	2
Federal funds sold	891	41	850	2.55	0.17	11	—	11	1	—	10
Other interest-earning assets	17,822	16,125	1,697	8.38	4.95	741	396	345	42	274	29
Total earning assets	1,180,282	960,348	219,934	5.59	5.06	32,729	24,097	8,632	5,412	2,646	574
Reserve for loan losses	(5,216)	(5,505)	289
Cash and due from banks	62,608	44,176	18,432
Fixed Assets	23,011	17,797	5,214
Other Real Estate	2,436	2,656	(220)
Other assets	60,200	30,833	29,367
Total assets	$1,323,321	$1,050,305	$273,016

NOW and money market deposits	$250,387	$212,953	$37,434.56		0.38	$694	$400	$294	$70	$190	$34
Interest checking	111,910	69,625	42,285.19		0.14	105	50	55	30	16	9
Savings deposits	110,447	72,813	37,634.41		0.06	226	23	203	12	126	65
Certificates of deposit	258,139	161,415	96,724	1.85	1.15	2,362	917	1,445	549	560	336
Brokered deposits	123,240	181,113	(57,873)	2.42	1.61	1,482	1,448	34	(463)	730	(233)
Borrowings	52,318	95,586	(43,268)	1.87	2.18	486	1,033	(547)	(468)	(145)	66
Total interest-bearing liabilities	906,441	793,505	112,936	1.19	0.98	5,355	3,871	1,484	(270)	1,477	277
Demand deposits	247,913	161,536	86,377
Other liabilities	13,869	4,006	9,863
Shareholders’ equity	155,098	91,258	63,840
Total liabilities and shareholders’ equity	$1,323,321	$1,050,305	$273,016
Rate spread				4.40%	4.08%
Net interest margin/revenue				4.68%	4.25%	$27,374	$20,226	$7,148	$5,682	$1,169	$297

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first six months of 2019, the Corporation recorded a loan loss provision of $300,000, compared to $150,000 in the first six months of 2018.  There were net charge-offs of $177,000 in the first six months of 2019, compared to net charge-offs of $88,000 for the same period in 2018.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $2.227 million in the first six months of 2019, compared to $1.477 million in the same period in 2018.  The increase year over year was largely a result of increased income from deposit service fees, including the impact of the FFNM and LCB acquisitions.Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent

Deposit service fees	$408	$323	$85	26.32%	$814	$592	$222	37.50%
Income from loans sold in the secondary market	355	277	78	28.16	667	454	213	46.92
SBA/USDA loan sale gains	29	83	(54)	(65.06)	154	134	20	14.93
Net mortgage servicing (amortization) income	128	(2)	130	N/A	248	(10)	258	N/A
Other noninterest income	190	182	8	4.40	344	307	37	12.05

Total other income	$1,110	$863	$247	28.62%	$2,227	$1,477	$750	50.78%

Other Expense

For the first six months of 2019, the Corporation recorded other expenses of $20.507 million, compared to $19.005 million in 2018, an increase of $1.502 million.  The increase in salaries and benefits and other customary operating expenses were related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and six months ended June 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage

Salaries and employee benefits	$5,511	$4,923	$588	11.94%	$10,946	$9,077	$1,869	20.59%
Occupancy	1,004	928	76	8.19	2,085	1,739	346	19.90
Furniture and equipment	723	644	79	12.27	1,441	1,175	266	22.64
Data processing	708	586	122	20.82	1,417	1,090	327	30.00
Advertising	214	192	22	11.46	523	387	136	35.14
Professional service fees	547	397	150	37.78	981	701	280	39.94
Loan origination expenses and deposit and card related fees	184	148	36	24.32	363	274	89	32.48
Writedowns and losses on other real estate held for sale	73	40	33	82.50	101	66	35	53.03
FDIC insurance assessment	77	187	(110)	(58.82)	211	343	(132)	(38.48)
Communications	232	152	80	52.63	460	307	153	49.84
Transaction related expenses	—	1,976	(1,976)	N/A	—	2,165	(2,165)	N/A
Other	990	904	86	9.51	1,979	1,681	298	17.73
Total other expense	$10,263	$11,077	$(814)	-7.35%	$20,507	$19,005	$1,502	7.90%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the six months ended June 30, 2019 of $1.817 million, compared to $.511 million a year earlier.

The Corporation has reported deferred tax assets of $4.609 million at June 30, 2019.    A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2019 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively. The Corporation evaluated the future benefits from these carryforwards as of December 31, 2018 and determined that is was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $60.690 million in cash and cash equivalents and $104.922 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first six months of 2019, the Corporation decreased cash and cash equivalents by $3.467 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first six months of 2019, the Bank paid no dividends to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of June 30, 2019. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at June 30, 2019 of $15 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At June 30, 2019, the Bank’s core deposits in relation to total funding were 85.19% compared to 81.78% at December 31, 2018.  These ratios indicate that at June 30, 2019, that the Bank had decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  This was in large part due to the core deposits garnered in the FFNM transaction. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of June 30, 2019, the Bank had $76 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of June 30, 2019, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2019 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$131,439	12.7%	>	$82,686	>	8.0%	>	$	N/A	>	N/A
mBank	$131,687	12.7%	>	$82,668	>	8.0%	>		$103,336	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$126,133	12.2%	>	$62,015	>	6.0%	>	$	N/A	>	N/A
mBank	$126,422	12.2%	>	$62,001	>	6.0%	>		$82,668	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$126,133	12.2%	>	$46,511	>	4.5%	>	$	N/A	>	N/A
mBank	$126,422	12.2%	>	$46,501	>	4.5%	>		$67,168	>	6.5%

Tier 1 capital to average assets:
Consolidated	$126,133	9.7%	>	$51,803	>	4.0%	>	$	N/A	>	N/A
mBank	$126,422	9.8%	>	$51,807	>	4.0%	>		$64,759	>	5.0%

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

As of June 30, 2019, the Corporation had established interest rate floors on approximately $121.252 million of its variable rate commercial loans.  Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods.  However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $110.348 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of June 30, 2019.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at June 30, 2019 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$278,211	348,638	408,647	25,207	$1,060,703
Securities	3,691	19,423	68,037	19,197	110,348
Other (1)	6,114	3,444	7,339	492	17,389

Total interest-earning assets	288,016	371,505	484,023	44,896	1,188,440

Interest-bearing obligations:
NOW, money market, savings and interest checking	455,651	—	—	—	455,651
Time deposits	34,586	105,879	127,206	658	268,329
Brokered CDs	35,597	78,500	—	—	114,097
Borrowings	425	16,376	26,431	3,000	46,232

Total interest-bearing obligations	526,259	200,755	153,637	3,658	884,309

Gap	$(238,243)	$170,750	$330,386	$41,238	$304,131

Cumulative gap	$(238,243)	$(67,493)	$262,893	$304,131

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at June 30, 2019, the Corporation had a cumulative liability sensitivity gap position of $67.493 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2018, the Corporation had a cumulative liability sensitivity gap position of $119.352 million within the one-year time frame.

The borrowings in the gap analysis include $46 million of FHLB advances that have a weighted average maturity of 2.98 years and a weighted average rate of 1.73%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of June 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of June 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

MACKINAC FINANCIAL CORPORATION

PART II.  OTHER INFORMATION

Item 1.  Legal Proceedings

The Corporation and its subsidiaries are subject to routine litigation incidental to the business of banking. Although the results of litigation and claims cannot be predicted, management believes there are no legal proceedings, the outcome of which, if determined adversely to the Corporation, would individually or in the aggregate be reasonably expected to have a material adverse effect on the Corporation’s results of operations.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  The share repurchases previously disclosed in prior periods are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of June 30, 2019 there remains $25,335 to be utilized under the current authorizations. There were no purchases during the first six months of 2019.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 9, 2019	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)