Form 10-Q
period 2019-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2019-11-08
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Yes  ☐     No  ☒

As of November 08, 2019, there were outstanding 10,748,712 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2019 (Unaudited), December 31, 2018	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows - Nine Months Ended September 30, 2019 (Unaudited) and September 30, 2018 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	31

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	43

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

Item 6.	Exhibits and Reports on Form 8-K	47

SIGNATURES		48

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2019	2018
	(Unaudited)

ASSETS

Cash and due from banks	$66,722	$64,151
Federal funds sold	16,202	6
Cash and cash equivalents	82,924	64,157

Interest-bearing deposits in other financial institutions	11,275	13,452
Securities available for sale	107,091	116,748
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	752,715	717,032
Mortgage	287,013	301,461
Consumer	20,214	20,371
Total Loans	1,059,942	1,038,864
Allowance for loan losses	(5,308)	(5,183)
Net loans	1,054,634	1,033,681

Premises and equipment	23,709	22,783
Other real estate held for sale	2,618	3,119
Deferred tax asset	4,599	5,763
Deposit based intangibles	5,212	5,720
Goodwill	19,574	22,024
Other assets	38,823	25,669

TOTAL ASSETS	$1,355,383	$1,318,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$285,887	$241,556
NOW, money market, interest checking	375,267	368,890
Savings	110,455	111,358
CDs<$250,000	250,506	225,236
CDs>$250,000	12,964	13,737
Brokered	78,500	136,760
Total deposits	1,113,579	1,097,537

Federal funds purchased	—	2,905
Borrowings	70,079	57,536
Other liabilities	11,560	7,993
Total liabilities	1,195,218	1,165,971

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,740,712 and 10,712,745 respectively	129,292	129,066
Retained earnings	29,949	23,466
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	1,142	(245)
Minimum pension liability	(218)	(218)
Total shareholders’ equity	160,165	152,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,355,383	$1,318,040

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$14,829	$14,097	$45,010	$36,558
Tax-exempt	45	25	134	81
Interest on securities:
Taxable	675	723	2,058	1,655
Tax-exempt	78	84	261	232
Other interest income	403	362	1,155	758
Total interest income	16,030	15,291	48,618	39,284

INTEREST EXPENSE:
Deposits	2,464	1,698	7,333	4,536
Borrowings	242	379	728	1,412
Total interest expense	2,706	2,077	8,061	5,948

Net interest income	13,324	13,214	40,557	33,336
Provision for loan losses	50	50	350	200
Net interest income after provision for loan losses	13,274	13,164	40,207	33,136

OTHER INCOME:
Deposit service fees	383	414	1,197	1,006
Income from mortgage loans sold on the secondary market	586	423	1,253	877
SBA/USDA loan sale gains	496	184	650	318
Net mortgage servicing fees	238	110	486	123
Other	175	212	519	496
Total other income	1,878	1,343	4,105	2,820

OTHER EXPENSE:
Salaries and employee benefits	5,669	5,600	16,615	14,627
Occupancy	987	963	3,072	2,702
Furniture and equipment	768	681	2,209	1,856
Data processing	785	720	2,202	1,810
Advertising	203	258	726	645
Professional service fees	536	421	1,517	1,122
Loan origination expenses and deposit and card related fees	314	242	677	516
Writedowns and losses on other real estate held for sale	(24)	36	77	102
FDIC insurance assessment	(141)	201	70	544
Communications	221	171	681	478
Transaction related expenses	—	350	—	2,463
Other	1,126	975	3,105	2,758
Total other expenses	10,444	10,618	30,951	29,623

Income before provision for income taxes	4,708	3,889	13,361	6,333
Provision for income taxes	989	820	2,806	1,331

NET INCOME	$3,719	$3,069	$10,555	$5,002

INCOME PER COMMON SHARE:
Basic	$0.35	$0.29	$0.98	$0.60
Diluted	$0.35	$0.29	$0.98	$0.60

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net income	$3,719	$3,069	$10,555	$5,002
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	101	(1,787)	1,756	(930)
Tax effect	(21)	375	(369)	195
Net change in unrealized gains on available for sale securities	80	(1,412)	1,387	(735)

Total comprehensive income	$3,799	$1,657	$11,942	$4,267

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income for period	—	—	10,555	—	10,555
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,387	1,387
Total comprehensive income	—	—	10,555	1,387	11,942
Stock compensation	—	226	—	—	226
Issuance of common stock:
Restricted stock award vesting	27,967	—	—	—	—
Dividend on common stock	—	—	(4,072)	—	(4,072)

Balance, end of period	10,740,712	$129,292	$29,949	$924	$160,165

	Nine Months Ended
	September 30,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income for period	—	—	5,002	—	5,002
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(735)	(735)
Total comprehensive income	—	—	5,002	(735)	4,267
Stock compensation	—	475	—	—	475
Issuance of common stock:
Restricted stock award vesting	45,630	—	—	—	—
FFNM acquisition	2,146,378	34,101			34,101
Capital raise, net of offering costs	2,225,807	32,451	—	—	32,451
Dividend on common stock	—	—	(3,327)	—	(3,327)

Balance, end of period	10,712,745	$129,008	$21,386	$(1,027)	$149,367

	Three Months Ended
	September 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	10,740,712	$129,262	$27,734	$844	$157,840

Net income for period	—	—	3,719	—	3,719
Other comprehensive income
Net unrealized loss on securities available for sale	—	—	—	80	80
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	3,719	80	3,799
Stock compensation	—	30	—	—	30
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Dividend on common stock	—	—	(1,504)	—	(1,504)

Balance, end of period	10,740,712	$129,292	$29,949	$924	$160,165

	Three Months Ended
	September 30,
	2018
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,712,745	$128,880	$19,602	$385	$148,867

Net income for period	—	—	3,069	—	3,069
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(1,412)	(1,412)
Actuarial loss on defined benefit pension obligation	—	—	—	—	—
Total comprehensive income	—	—	3,069	(1,412)	1,657
Stock compensation	—	201	—	—	201
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
FFNM acquisition	—	—			—
Capital raise, net of offering costs	—	(73)	—	—	(73)
Dividend on common stock	—	—	(1,285)	—	(1,285)

Balance, end of period	10,712,745	$129,008	$21,386	$(1,027)	$149,367

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash Flows from Operating Activities:
Net income	$10,555	$5,002
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,885	2,560
Provision for loan losses	350	200
Deferred tax expense, net	883	1,331
Gain on sale of loans sold in the secondary market	(1,032)	(698)
Origination of loans held for sale in the secondary market	(55,134)	(39,568)
Proceeds from sale of loans in the secondary market	56,166	40,266
Loss on sale of other real estate held for sale	18	46
Writedown of other real estate held for sale	59	56
Stock compensation	226	475
Change in other assets	(8,350)	1,044
Change in other liabilities	3,509	(252)
Net cash provided by operating activities	10,135	10,462

Cash Flows from Investing Activities:
Net (increase) decrease in loans	(24,650)	2,767
Net decrease in interest bearing deposits in other financial institutions	2,177	4,225
Purchase of securities available for sale	(7,776)	(1,989)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	18,359	60,245
Capital expenditures	(1,828)	(2,175)
Acquisition of FFNM	—	13,268
Proceeds from sale of other real estate, premises and fixed assets	742	1,988
Net cash (used in) provided by investing activities	(12,976)	78,329

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	16,042	(43,655)
Net activity on line of credit	—	(9,528)
Net (decrease) increase in fed funds purchased	(2,905)	11,000
New term debt issuance	25,000	—
Principal payments on borrowings	(12,457)	(52,530)
Proceeds of common stock offering, net of offering costs	—	32,451
Dividend on common stock	(4,072)	(3,327)
Net cash provided by (used in) financing activities	21,608	(65,589)

Net (decrease) increase in cash and cash equivalents	18,767	23,202
Cash and cash equivalents at beginning of period	64,157	37,426

Cash and cash equivalents at end of period	$82,924	$60,628

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$7,749	$5,831
Income taxes	1,500	725

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	1,331	778
Transfers of Other Real Estate Held for Sale to Fixed Assets	1,013	—

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three and nine month periods ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock o ptions, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At September 30, 2019 there were 216,310 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

2.RECENT ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU 2016-02, Leases, which superseded previous lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with the right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance was adopted January 1, 2019, and accordingly an asset and liability of $4.323 million were recognized.  The asset is included in other assets and the liability is included within other liabilities.

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Corporation's consolidated financial condition and results of operations.  The Corporation has formed a cross-functional implementation team consisting of individuals from finance, credit and information systems.  A project plan and timeline has been developed and the implementation team meets regularly to assess the project status to ensure adherence to the timeline.  The implementation team has also been working with a software vendor to assist in implementing required changes to credit loss estimation models and proceses, and is finalizing the historical data collected to be utilized in the credit loss models.  The Corporation expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective.  The Corporation has not yet determined the magnitude of any such one-time adjustment or the potential impact of ASU 2016-13 on its condensed consolidated financial statements.  In October 2019 the Financial Accounting Standards Board (FASB) voted to defer the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for smaller reporting companies (as defined by the Securities Exchange Commission).  As the Corporation qualifies as a smaller reporting company, management plans to delay the implementation of CECL beyond 2020 and adjust the timetable of the various CECL implementation tasks.  Management believes that the Corporation will benefit from additional time to run parallel testing and refine credit loss estimation models.

3.EARNINGS PER SHARE

Diluted earnings per share, which reflects the potential dilution that could occur if stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued.

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018

(Numerator):
Net income	$3,719	$3,069	$10,555	$5,002

(Denominator):
Weighted average shares outstanding	10,740,712	10,712,745	10,730,477	8,278,371
Effect of restricted stock awards	11,466	21,720	13,642	26,318
Diluted weighted average shares outstanding	10,752,178	10,734,465	10,744,119	8,304,689
Income per common share:
Basic	$0.35	$0.29	$0.98	$0.60
Diluted	$0.35	$0.29	$0.98	$0.60

4.INVESTMENT SECURITIES

At September 30, 2019 the Corporation had an investment security portfolio totaling $107.091 million, a decrease of $9.657 million from the December 31, 2018 balance of $116.748 million. The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2019 and December 31, 2018 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2019

Corporate	$22,051	$157	$(1)	$22,207
US Agencies	15,456	58	(11)	15,503
US Agencies - MBS	27,086	521	(30)	27,577
Obligations of states and political subdivisions	41,051	877	(124)	41,804

Total securities available for sale	$105,644	$1,613	$(166)	$107,091

December 31, 2018

Corporate	$20,198	$24	$(158)	$20,064
US Agencies	16,198	5	(233)	15,970
US Agencies - MBS	32,974	124	(258)	32,840
Obligations of states and political subdivisions	47,828	341	(295)	47,874

Total securities available for sale	$117,198	$494	$(944)	$116,748

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,		December 31,
	2019		2018
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$18,999	$19,025	$13,728	$13,583
After 1 year through five years	45,813	46,492	54,563	54,382
After 5 years through 10 years	12,241	12,470	13,058	13,085
After 10 years	1,505	1,527	2,875	2,858
Subtotal	78,558	79,514	84,224	83,908
US Agencies - MBS	27,086	27,577	32,974	32,840

Total available -for-sale securities	$105,644	$107,091	$117,198	$116,748

The following is information pertaining to securities with gross unrealized losses at September 30, 2019 and December 31, 2018 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2019	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	—	$—	$—	1	$2,504	$(1)	1	$2,504	$(1)
US Agencies	1	2,490	(3)	2	5,493	(8)	3	7,983	(11)
US Agencies - MBS	16	2,998	(23)	9	1,534	(7)	25	4,532	(30)
Obligations of states and political subdivisions	8	1,493	(2)	1	115	(1)	9	1,608	(3)
Total	25	$6,981	$(28)	13	$9,646	$(17)	38	$16,627	$(45)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2018	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	3	$4,969	$(49)	5	$11,876	$(107)	8	$16,845	$(156)
US Agencies	1	504	—	6	14,439	(232)	7	14,943	(232)
US Agencies - MBS	20	3,903	(74)	33	6,908	(186)	53	10,811	(260)
Obligations of states and political subdivisions	19	5,812	(29)	45	9,533	(144)	64	15,345	(173)
Total	43	$15,188	$(152)	89	$42,756	$(669)	132	$57,944	$(821)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $25.835 million and $26.179 million, respectively, at September 30, 2019.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,
	2019	2018

Commercial real estate	$508,332	$496,207
Commercial, financial, and agricultural	209,872	191,060
Commercial construction	34,511	29,765
One to four family residential real estate	268,333	286,908
Consumer	20,214	20,371
Consumer construction	18,680	14,553

Total loans	$1,059,942	$1,038,864

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(546)	—	(546)
Expected cash flows	1,355	37,700	39,055
Accretable yield	(561)	(493)	(1,054)
Carrying balance at acquisition date	$794	$37,207	$38,001

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	(81)	—	(81)	(17)	(16)	(33)
Reclassification from nonaccretable difference	60	—	60	13	—	13
Balance, September 30, 2019	$107	$—	$107	$209	$—	$209

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	(14)	(69)	(83)	(145)	(1,157)	(1,302)
Reclassification from nonaccretable difference	11	—	11	109	—	109
Balance, September 30, 2019	$23	$—	$23	$535	$2,289	$2,824

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(109)	(138)	(247)	(366)	(1,380)	(1,746)
Reclassification from nonaccretable difference	82	—	82	275	—	275
Balance, September 30, 2019	$113	$304	$417	$987	$2,593	$3,580

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2018 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821
Accretion	(86)	—	(86)	(22)	(443)	(465)
Reclassification from nonaccretable difference	65	—	65	17	—	17
Balance, September 30, 2018	$128	$—	$128	$213	$160	$373

	Niagara			First Federal Northern Michigan			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$38	$281	$319	$—	$—	$—	$405	$884	$1,289
Acquisition	—	—	—	700	4,498	5,198	700	4,498	5,198
Accretion	(22)	(160)	(182)	(151)	(617)	(768)	(281)	(1,220)	(1,501)
Reclassification from nonaccretable difference	10	—	10	88	—	88	180	—	180
Balance, September 30, 2018	$26	$121	$147	$637	$3,881	$4,518	$1,004	$4,162	$5,166

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2019 and September 30, 2018 is as follows (dollars in thousands):

	September 30,	September 30,
	2019	2018

Balance, January 1	$5,183	$5,079
Recoveries on loans previously charged off	199	290
Loans charged off	(424)	(383)
Provision	350	200

Balance at end of period	$5,308	$5,186

In the first nine months of 2019, net charge-offs were $225,000, compared to net charge-offs of $93,000 in the same period in 2018.   In the first nine months of 2019, the Corporation recorded a provision for loan loss of $350,000 compared to a $200,000 provision for loan losses in the first nine months of 2018.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2019 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2019
Allowance for loan loss reserve:
Beginning balance ALLR	$1,208	$861	$77	$228	$5	$10	$2,917	$5,306
Charge-offs	(7)	—	—	(19)	—	(52)	—	(78)
Recoveries	17	—	1	2	—	10	—	30
Provision	(6)	326	—	(29)	6	207	(454)	50
Ending balance ALLR	$1,212	$1,187	$78	$182	$11	$175	$2,463	$5,308

Nine Months Ended September 30, 2019
Allowance for loan loss reserve:
Beginning balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183
Charge-offs	(27)	(103)	—	(139)	—	(155)	—	(424)
Recoveries	151	4	2	13	—	29	—	199
Provision	(594)	638	(25)	109	5	293	(76)	350
Ending balance ALLR	$1,212	$1,187	$78	$182	$11	$175	$2,463	$5,308

At September 30, 2019
Loans:
Ending balance	$508,332	$209,872	$34,511	$268,333	$18,680	$20,214	$—	$1,059,942
Ending balance ALLR	(1,212)	(1,187)	(78)	(182)	(11)	(175)	(2,463)	(5,308)
Net loans	$507,120	$208,685	$34,433	$268,151	$18,669	$20,039	$(2,463)	$1,054,634

Ending balance ALLR:
Individually evaluated	$490	$773	$—	$—	$—	$—	$—	$1,263
Collectively evaluated	722	414	78	182	11	175	2,463	4,045
Total	$1,212	$1,187	$78	$182	$11	$175	$2,463	$5,308

Ending balance Loans:
Individually evaluated	$2,474	$3,642	$361	$—	$—	$—	$—	$6,477
Collectively evaluated	503,669	204,023	33,773	267,342	18,680	20,185	—	1,047,672
Acquired with deteriorated credit quality	2,189	2,207	377	991	—	29	—	5,793
Total	$508,332	$209,872	$34,511	$268,333	$18,680	$20,214	$—	$1,059,942

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,468	$495	$53	$280	$7	$9	$2,829	$5,141
Charge-offs	—	—	—	(6)	—	(25)	—	(31)
Recoveries	11	3	1	8	—	3	—	26
Provision	196	6	51	(87)	—	21	(137)	50
Ending balance ALLR	$1,675	$504	$105	$195	$7	$8	$2,692	$5,186

Nine Months Ended September 30, 2018
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	(1)	(128)	—	(153)	—	(101)	—	(383)
Recoveries	41	162	2	60	—	25	—	290
Provision	(15)	(106)	49	128	1	74	69	200
Ending balance ALLR	$1,675	$504	$105	$195	$7	$8	$2,692	$5,186

At September 30, 2018
Loans:
Ending balance	$475,978	$180,661	$23,812	$277,508	$17,502	$18,347	$—	$993,808
Ending balance ALLR	(1,675)	(504)	(105)	(195)	(7)	(8)	(2,692)	(5,186)
Net loans	$474,303	$180,157	$23,707	$277,313	$17,495	$18,339	$(2,692)	$988,622

Ending balance ALLR:
Individually evaluated	$618	$259	$—	$—	$—	$—	$—	$877
Collectively evaluated	1,057	245	105	195	7	8	2,692	4,309
Total	$1,675	$504	$105	$195	$7	$8	$2,692	$5,186

Ending balance Loans:
Individually evaluated	$2,148	$212	$—	$—	$—	$—	$—	$2,360
Collectively evaluated	468,132	179,292	23,443	276,132	17,502	18,292	—	982,793
Acquired with deteriorated credit quality	5,698	1,157	369	1,376	—	55	—	8,655
Total	$475,978	$180,661	$23,812	$277,508	$17,502	$18,347	$—	$993,808

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

Below is a breakdown of loans by risk category as of September 30, 2019 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,143	$18,231	$213,506	$257,222	$4,728	$5,502	$—	$—	$508,332
Commercial, financial and agricultural	11,595	9,445	69,891	113,790	696	4,455	—	—	209,872
Commercial construction	—	397	7,792	22,363	402	712	—	2,845	34,511
One-to-four family residential real estate	40	1,822	3,894	13,858	851	2,953	—	244,915	268,333
Consumer construction	—	—	—	—	99	—	—	18,581	18,680
Consumer	1	172	289	715	—	65	—	18,972	20,214

Total loans	$20,779	$30,067	$295,372	$407,948	$6,776	$13,687	$—	$285,313	$1,059,942

Below is a breakdown of loans by risk category as of December 31, 2018 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,564	$22,265	$189,898	$257,627	$5,993	$10,860	$—	$—	$496,207
Commercial, financial and agricultural	8,077	8,678	72,466	97,441	2,269	2,129	—	—	191,060
Commercial construction	734	706	6,844	12,244	829	823	—	7,585	29,765
One-to-four family residential real estate	70	2,873	6,941	15,711	2,095	4,757	—	254,461	286,908
Consumer construction	—	—	—	200	50	11	—	14,292	14,553
Consumer	19	236	625	1,156	42	77	—	18,216	20,371

Total loans	$18,464	$34,758	$276,774	$384,379	$11,278	$18,657	$—	$294,554	$1,038,864

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
September 30, 2019

Commercial real estate	$2,189	$2,474	$4,663	$8,903	$490
Commercial, financial and agricultural	2,207	3,642	5,849	3,819	773
Commercial construction	377	361	738	374	—
One to four family residential real estate	991	—	991	3,085	—
Consumer construction	—	—	—	—	—
Consumer	29	—	29	40	—
Total	$5,793	$6,477	$12,270	$16,221	$1,263

December 31, 2018
Commercial real estate	$2,777	$2,148	$4,925	$10,740	$486
Commercial, financial and agricultural	1,460	577	2,037	2,249	340
Commercial construction	366	—	366	1,132	—
One to four family residential real estate	1,231	—	1,231	4,136	—
Consumer construction	217	—	217	—	—
Consumer	42	—	42	55	—
Total	$6,093	$2,725	$8,818	$18,312	$826

	Individually Evaluated Impaired Loans
	September 30, 2019		December 31, 2018
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$7,225	$224	$5,024	$410
Commercial, financial and agricultural	379	1	374	26
Commercial construction	390	—	383	13
One to four family residential real estate	3,611	198	2,879	203
Consumer construction	—	—	9	—
Consumer	47	1	38	4
Total	$11,652	$424	$8,707	$656

	Individually Evaluated Impaired Loans
	September 30, 2018		December 31, 2017
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$4,937	$265	$2,784	$141
Commercial, financial and agricultural	768	2	246	1
Commercial construction	185	—	—	3
One to four family residential real estate	1,499	100	2,057	134
Consumer construction	9	3	37	—
Consumer	38	1	13	2
Total	$7,436	$371	$5,137	$281

A summary of past due loans at September 30, 2019 and December 31, 2018 is as follows (dollars in thousands):

	September 30,				December 31,
	2019				2018
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$444	$—	$761	$1,205	$298	$—	$1,700	$1,998
Commercial, financial and agricultural	273	—	714	987	398	—	320	718
Commercial construction	255	—	205	460	112	—	266	378
One to four family residential real estate	3,338	11	3,090	6,439	5,456	18	2,725	8,199
Consumer construction	—	—	—	—	—	—	—	—
Consumer	73	—	74	147	108	5	43	156

Total past due loans	$4,383	$11	$4,844	$9,238	$6,372	$23	$5,054	$11,449

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

There were four TDR’s that occurred during the nine months ended September 30, 2019 and 1 TDR during the nine months ended September 30, 2018.  The four restructured loans included only modifications to the repayment schedules.  The balance of these restructured loans pre-modification was $1.983 million.  Post-modification balances as of September 30, 2019 were $1.955 million.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2019	2018
Loans outstanding, January 1	$9,817	$10,037
New loans	1,872	669
Net activity on revolving lines of credit	954	(375)
Change in status of insiders	(285)	—
Repayment	(673)	(153)
Loans outstanding at end of period	$11,685	$10,178

There were no loans to related parties classified substandard as of September 30, 2019 or September 30, 2018.  In addition to the outstanding balances above, there were unfunded commitments of $.252 million to related parties at September 30, 2019.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initial Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,628	2,894
Lincoln	1,252	1,353
Total	$19,574	$6,746

	Deposit Based
	Intangible	September 30, 2019	Future Annual
	September 30, 2019	Amortization	Amortization
	Balance	Expense	Expense
Peninsula	$624	$90	$121
Eagle River	654	74	99
Niagara	208	23	30
FFNM	2,508	227	290
Lincoln	1,218	95	135
Total	$5,212	$509	$675

	Deposit Based
	Intangible	2018
	December 31, 2018	Amortization
	Balance	Expense
Peninsula	$714	$121
Eagle River	728	99
Niagara	230	30
FFNM	2,735	159
Lincoln	1,313	41
Total	$5,720	$450

The deposit based intangible asset is reported net of accumulated amortization at $5.212 million at September 30, 2019.  Amortization expense in the first nine months of 2019 is $.509 million.  Amortization expense for the next five years is expected to be at $.675 million per year.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of September 30, 2019, the Corporation had obligations to service approximately $260.905 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 13.28% and a discount rate of 10.42% as of September 30, 2019.  For additional details on the acquired MSRs presented in the table below, please refer to Note 15 – “Business Combinations”.

The following table summarizes MSRs capitalized and amortized (dollars in thousands):

	September 30,	September 30,
	2019	2018
Balance at beginning of period	$1,144	$1,033
Final purchase accounting entry for FFNM	500	—
Additions from loans sold with servicing retained	—	19
Acquired MSRs	—	386
Amortization	(105)	(339)

Balance at end of period	$1,539	$1,099
Balance of loan servicing portfolio	$260,905	$285,661
Mortgage servicing rights as % of portfolio	.59%	.38%
Fair value of servicing rights	2,283	2,898

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at September 30, 2019 was approximately $43 million. The Corporation valued these servicing rights at $165,000 as of September 30, 2019 and at $80,000 as of December 31, 2018.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Federal Home Loan Bank fixed rate advances	$69,676	$57,056
USDA Rural Development note	403	480
	$70,079	$57,536

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.65% and mature at various dates through 2026. They are collateralized at September 30, 2019 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $62.581 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $25.835 million and $26.179 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2019.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship currently consists of a $15.0 million revolving line of credit, which had a zero balance at September 30, 2019.  The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at September 30, 2019 was 2.09%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.456 million, and guaranteed by the Corporation.

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

The Corporation receives a valuation of the Plan annually.  As such, at December 31, 2018, the plan’s assets had a fair value of $1.987 million and the Corporation had a net unfunded liability of $1.004 million.  The accumulated benefit obligation at December 31, 2018 was $2.991 million. The accumulated benefit obligation at September 30, 2019 was $3.331 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both September 30, 2019 and December 31, 2018.

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

In the first nine months of 2019, the Corporation issued 27,967 shares of its common stock for vested RSAs.  In the first nine months of 2018, the Corporation issued 45,630 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2019	69,322	$12.79
Granted during the period	27,790	15.70
Vested during the period	(27,967)	12.09
Nonvested balance at September 30, 2019	69,145	$14.32

11.INCOME TAXES

The Corporation has reported deferred tax assets of $4.599 million at September 30, 2019.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2019 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively.  The Corporation evaluated the future benefits from these carryforwards as of September 30, 2019 and determined that is was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $2.806 million for the nine months ended September 30, 2019 and $1.331 million for the nine months ended September 30, 2018.

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

The following table presents information for financial instruments at September 30, 2019 and December 31, 2018 (dollars in thousands):

		September 30, 2019		December 31, 2018
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$82,924	$82,924	$64,157	$64,157
Interest-bearing deposits	Level 2	11,275	11,275	13,452	13,452
Securities available for sale	Level 2	105,661	105,661	115,260	115,260
Securities available for sale	Level 3	1,430	1,430	1,488	1,488
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,054,634	1,048,095	1,033,681	1,013,214
Accrued interest receivable	Level 3	3,750	3,750	3,005	3,005

Total financial assets		$1,264,598	$1,258,059	$1,235,967	$1,215,500

Financial liabilities:
Deposits	Level 2	$1,113,579	$1,084,737	$1,097,537	$1,047,709
Borrowings	Level 2	70,079	70,016	57,536	56,771
Accrued interest payable	Level 3	634	634	391	391

Total financial liabilities		$1,184,292	$1,155,387	$1,155,464	$1,104,871

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2019, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2019 and December 31, 2018 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)	September 30, 2019	September 30, 2019
Assets

Corporate	$22,207	$—	$21,707	$500	$—	$—
US Agencies	15,503	—	15,503	—	—	—
US Agencies - MBS	27,577	—	27,577	—	—	—
Obligations of state and political subdivisions	41,804	—	40,874	930	—	—
	$107,091				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Corporate	$20,064	$—	$19,564	$500	$—
US Agencies	15,970	—	15,970	—	—
US Agencies - MBS	32,840	—	32,840	—	—
Obligations of state and political subdivisions	47,874	—	46,886	988	—
	$116,748				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2019, or December 31, 2018 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2019

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	September 30, 2019	(Level 1)	(Level 2)	(Level 3)	September 30, 2019	September 30, 2019
Assets

Impaired loans	$12,270	$—	$—	$12,270	$—	$219
Other real estate owned	2,618	—	—	2,618	(24)	77
					$(24)	296

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Impaired loans	$8,818	$—	$—	$8,818	$198
Other real estate held for sale	3,119	—	—	3,119	182
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has two share repurchase programs.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.  As of September 30, 2019, approximately $25,000 of the total authorization was available for future purchases.

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock.

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

	September 30,	December 31,
	2019	2018
Commitments to extend credit:
Variable rate	$112,409	$88,862
Fixed rate	65,690	54,434
Standby letters of credit - Variable rate	6,933	7,208
Credit card commitments - Fixed rate	5,746	5,107

	$190,778	$155,611

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at September 30, 2019 represents $142.176 million, or 18.89%, compared to $150.251 million, or 20.95%, of the commercial loan portfolio on December 31, 2018.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

15.  BUSINESS COMBINATIONS

 First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. (“FFNM”) in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.  Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million. Deposits garnered in the acquisition, the majority of which were core deposits, totaled $254 million.  The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.101 million.  The Corporation recorded deposit based intangibles of $2.894 million and goodwill of $12.628 million.  In the first quarter of 2019, the Corporation concluded the business combination and purchase accounting based on the final tax returns and deferred tax calculations of FFNM.  As a result, the purchase price allocation has been updated to reflect changes with an increase in the deferred tax asset of $1.950 million, an increase to the MSRs of $.500 million, and a decrease in goodwill of $2.450 million.

The table below highlights the allocation of purchase price for the FFNM acquisition (dollars in thousands, except per share data):

Purchase Price:

FFNM shares outstanding	3,726,925
Price per share	$9.15
Total purchase price		$34,101

Net assets acquired:

Cash and cash equivalents	$13,267
Securities available for sale	96,297
FHLB Stock	1,748
Total loans	185,444
Premises and equipment	5,134
Other real estate owned	194
Deposit based intangible	2,894
Mortgage servicing rights	886
Deferred tax assets	4,631
Bank owned life insurance	5,170
Other assets	1,775
Total assets	317,440

Non-interest bearing deposits	60,616
Interest bearing deposits	193,099
Total deposits	253,715
FHLB borrowings	40,722
Deferred tax liability	133
Other liabilities	1,397
Total liabilities	295,967
Net assets acquired		21,473

Goodwill		$12,628

Lincoln Community Bank

On June 7, 2018 the Corporation announced the execution of a definitive agreement to acquire Lincoln Community Bank (“Lincoln”) located in Merrill, WI, for $8.50 million in cash, to further expand the Corporation’s market.  Lincoln operated two (2) banking centers, one in each of Merrill and Gleason, WI.  As of September 30, 2018, Lincoln had total assets in excess of $59 million, loans of approximately $39 million and deposits of $53 million.  The acquisition and subsequent merger of Lincoln into mBank occurred on October 1, 2018.  As part of the transaction, the Gleason location was closed at the end of 2018.  In the first quarter of 2019, the Corporation made adjustments to the business comniation and purchase accounting based on additional tax provision information.  As a result, the purchase price allocation has been updated to reflect changes with a decrease in the deferred tax liability of $.163 million and a decrease in goodwill of $.163 million.  In the third quarter of 2019, the Corporation concluded the business combination and purchase accounting for the Lincoln acquisition.  There were no further purchase accounting adjustments made.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At September 30, 2019, net deferred tax assets were approximately $4.599 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2019 net income of $3.719 million, or $.35 per share, compared to net income of $3.069 million, or $.29 per share for the third quarter of 2018. The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these one-time costs resulted in adjusted net income (a non-GAAP measure), for the third quarter of 2018 of $3.346 million, or $.31 per share.

Weighted average shares outstanding for the three month period in 2019 totaled 10,740,712, compared to 10,712,745  shares in the same period of 2018.

The net interest income and net interest margin for the third quarter of 2019 was $13.323 million, or 4.39%, respectively, compared to $13.214 million, or 4.60%, respectively, for the third quarter of 2018.

Total assets of the Corporation at September 30, 2019 were $1.355 billion, up by $37.344 million, or 2.83%, from the $1.318 billion in total assets reported at year-end 2018.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $18.767 million during the first nine months of 2019, compared to 2018 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale decreased $9.657 million from December 31, 2018 to September 30, 2019, with the balance on September 30, 2019 totaling $107.091 million.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of September 30, 2019, investment securities with an estimated fair value of $31.497 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first nine months of 2019, loan balances increased by $21.954 million from December 31, 2018 balances of $1.039 billion.  This increase was partially offset by payoffs in the legacy portfolio.  During the first nine months of 2019, the Bank had total loan production of $289.145 million, which included $55.134 million of secondary market loan production.  The increase in loan production, however, was partially offset by loan amortization and payoffs.

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

Following is a summary of the loan portfolio at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of
	2019	Total	2018	Total

Commercial real estate	$508,332	47.96%	$496,207	47.76%
Commercial, financial, and agricultural	209,872	19.80	191,060	18.39
Commercial construction	34,511	3.26	29,765	2.87
One to four family residential real estate	268,333	25.32	286,908	27.62
Consumer	20,214	1.91	20,371	1.96
Consumer construction	18,680	1.75	14,553	1.40
Total loans	$1,059,942	100.00%	$1,038,864	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2019 and December 31, 2018 (dollars in thousands).

	September 30, 2019			December 31, 2018
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	142,176	18.89%	88.77%	150,251	20.95%	98.80%
Hospitality and tourism	94,143	12.51	58.78	77,598	10.82	51.03
Lessors of residential buildings	50,891	6.76	31.77	50,204	7.00	33.01
Gasoline stations and convenience stores	24,917	3.31	15.56	24,189	3.37	15.91
Logging	22,725	3.02	14.19	20,860	2.91	13.72
Commercial construction	34,511	4.58	21.55	29,765	4.15	8.39
Other	383,352	50.93	239.35	364,165	50.80	250.66
Total Commercial Loans	$752,715	100.00%		$717,032	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of September 30, 2019.  The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of September 30, 2019, our residential loan portfolio totaled $287.013 million, or 27.08%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2019	2018

Nonperforming Assets:
Nonaccrual loans	$4,844	$5,054
Loans past due 90 days or more	11	23
Restructured loans on nonaccrual	—	—
Total nonperforming loans	4,855	5,077
Other real estate owned	2,618	3,119
Total nonperforming assets	$7,473	$8,196
Nonperforming loans as a % of loans	0.46%	0.49%
Nonperforming assets as a % of assets	0.55%	0.62%
Reserve for Loan Losses:
At period end	$5,308	$5,183
As a % of outstanding loans	.50%	.50%
As a % of nonperforming loans	109.33%	102.09%
As a % of nonaccrual loans	109.58%	102.55%
Texas Ratio	5.31%	6.33%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	September 30, 2019	December 31, 2018

Total loans, at period end	$1,059,942	1,038,864
Average loans for the period	$1,041,991	$941,221

	For the Period Ended
	Nine Months Ended	Twelve Months Ended
	September 30, 2019	December 31, 2018

Net charge-offs during the period	$225	396
Net charge-offs to average loans, annualized	.03%	.04%

Management seeks to address market issues, if any, impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2018 independent review provided findings similar to management’s findings with respect to credit quality.  In 2019, the Corporation is once again utilizing a consultant for loan review.

As of September 30, 2019, the allowance for loan losses represented .50% of total loans.  At September 30, 2019, the allowance included specific reserves in the amount of $1.263 million, as compared to specific reserves of $.826 million at December 31, 2018.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2019	December 31, 2018

Balance at beginning of period	$3,119	$3,558
Other real estate transferred from loans due to foreclosure	1,331	1,878
Other real estate acquired in business combinations	—	263
Proceeds from sale of other real estate	(742)	(2,398)
Transfer to premise and equipment	(1,013)	—
Writedowns on other real estate held for sale	(59)	(125)
Loss on other real estate held for sale	(18)	(57)

Balance at end of period	$2,618	$3,119

During the first nine months of 2019, the Corporation received real estate in lieu of loan payments of $1.331 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first nine months of 2019.  Total deposits increased by $16.042 million, or 1.46%, in the first nine months of 2019.  The increase in deposits for the first nine months of 2019 is composed of a increase in core deposits of $75.075 million and a decrease in noncore deposits of $59.033 million.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,
	2019	% of Total	2018	% of Total

Noninterest bearing	$285,887	25.67%	$241,556	22.01%
NOW, money market, checking	375,267	33.70	368,890	33.61%
Savings	110,455	9.92	111,358	10.15%
Certificates of Deposit <$250,000	250,506	22.50	225,236	20.52%
Total core deposits	1,022,115	91.79	947,040	86.29%

Certificates of Deposit >$250,000	12,964	1.16	13,737	1.25%
Brokered CDs	78,500	7.05	136,760	12.46%
Total non-core deposits	91,464	8.21	150,497	13.71%

Total deposits	$1,113,579	100.00%	$1,097,537	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At September 30, 2019, this source of funding totaled $70 million and the Corporation secured this funding by pledging loans and investments.  The $70 million of FHLB borrowings have a weighted average maturity of 2.74 years and a weighted average interest rate of 1.65% at September 30, 2019.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.403 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at September 30, 2019.  The line of credit bears an interest rate of 90-day LIBOR plus 2.00%, with a floor rate of 2.00% and a ceiling of 22%.  The line of credit expires on April 30, 2020.  LIBOR at September 30, 2019 was 2.09%.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $8.096 million from December 31, 2018 to September 30, 2019.  Contributing to the increase in shareholders’ equity was net income of $10.555 million, offset by a reduction for cash dividends on common stock of $4.072 million,  an increase due to stock compensation of $.226 million, and an increase in the market value of securities of $1.387 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded net income of $10.555 million, or $.98 per share for the first nine months of 2019, compared to net income of $5.002 million, or $.60 per share for the first nine months of 2018.  The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these costs resulted in adjusted net income (a non-GAAP measure), for the first nine months of 2018 of $7.078 million, or $.85 per share.

The Corporation recorded third quarter 2019 net income of $3.719 million, or $.35 per share, compared to net income of $3.069 million or $.29 per share for the third quarter of 2018.  The 2018 results were impacted by expenses related to the FFNM acquisition.  Exclusion of these costs resulted in adjusted net income (a non-GAAP measure), for the third quarter of 2018 of $3.346 million, or $.31 per share.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $40.760 million, 4.63% of average earning assets, respectively in the first nine months of 2019, compared to $33.496 million, 4.39% of average earning assets, respectively in the first nine months of 2018.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2019-2018
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	2019	2018	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,065,337	$1,001,763	$63,574	5.56%	5.59%	$14,920	$14,122	$798	$896	$(92)	$(6)
Taxable securities	94,821	99,586	(4,765)	2.82	2.29	675	575	100	(28)	134	(6)
Nontaxable securities (2)	14,114	14,454	(340)	2.67	7.74	95	282	(187)	(7)	(185)	5
Federal funds sold	13,515	9,326	4,189	1.24	1.79	42	42	—	19	(12)	(7)
Other interest-earning assets	16,994	15,027	1,967	8.45	8.45	362	320	42	42	—	—
Total earning assets	1,204,781	1,140,156	64,625	5.30	5.34	16,094	15,341	753	922	(155)	(14)
Reserve for loan losses	(5,279)	(5,456)	177
Cash and due from banks	67,280	72,298	(5,018)
Fixed Assets	23,561	21,895	1,666
Other Real Estate	2,634	2,076	558
Other assets	61,243	53,099	8,144
Total assets	$1,354,220	$1,284,068	$70,152

NOW and money market deposits	$253,154	$247,309	$5,845.48		.34	$306	$212	$94	$5	$87	$2
Interest checking	106,367	94,015	12,352.12		.14	32	33	(1)	4	(5)	(1)
Savings deposits	110,741	105,120	5,621.63		.09	177	24	153	1	144	8
Certificates of deposit	267,904	209,545	58,359	1.93	1.34	1,302	709	593	197	309	86
Brokered deposits	101,914	143,331	(41,417)	2.52	1.99	647	720	(73)	(208)	190	(55)
Borrowings	54,786	79,501	(24,715)	1.75	1.89	242	379	(137)	(119)	(27)	9
Total interest-bearing liabilities	894,866	878,821	16,045	1.20	.94	2,706	2,077	629	(120)	698	49
Demand deposits	284,354	242,684	41,670
Other liabilities	15,547	13,361	2,186
Shareholders’ equity	159,453	149,202	10,251
Total liabilities and shareholders’ equity	$1,354,220	$1,284,068	$70,152
Rate spread				4.10%	4.40%
Net interest margin/revenue				4.41%	4.62%	$13,388	$13,264	$124	$1,042	$(853)	$(63)

	Nine Months Ended
								2019-2018
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2019	2018	(Decrease)	2019	2018	2019	2018	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,041,991	$906,784	$135,207	5.81%	5.40%	$45,277	$36,638	$8,639	$5,417	$2,807	$415
Taxable securities	95,798	81,297	14,501	2.89	1.89	2,073	1,152	921	205	607	109
Nontaxable securities (2)	15,292	13,937	1,355	2.76	8.60	316	896	(580)	87	(608)	(59)
Federal funds sold	5,145	3,170	1,975	1.39	1.76	54	42	12	26	(9)	(5)
Other interest-earning assets	17,543	15,755	1,788	8.40	5.98	1,102	716	386	81	274	31
Total earning assets	1,175,769	1,020,943	154,826	5.55	5.17	48,822	39,444	9,378	5,816	3,071	491
Reserve for loan losses	(5,237)	(5,488)	251
Cash and due from banks	76,951	53,653	23,298
Fixed Assets	23,196	18,355	4,841
Other Real Estate	2,503	2,460	43
Other assets	60,552	39,159	21,393
Total assets	$1,333,734	$1,129,082	$204,652

NOW and money market deposits	$251,319	$224,531	$26,788.53		.36	$1,001	$612	$389	$73	$282	$34
Interest checking	110,042	77,844	32,198.17		.14	137	83	54	34	14	6
Savings deposits	110,546	83,700	26,846.49		.08	403	47	356	15	258	83
Certificates of deposit	261,430	177,634	83,796	1.87	1.22	3,665	1,626	2,039	767	864	408
Brokered deposits	116,053	168,381	(52,328)	2.45	1.72	2,128	2,168	(40)	(674)	920	(286)
Borrowings	53,150	90,166	(37,016)	1.83	2.09	728	1,412	(684)	(580)	(177)	73
Total interest-bearing liabilities	902,540	822,256	80,284	1.19	.97	8,062	5,948	2,114	(365)	2,161	318
Demand deposits	260,194	188,883	71,311
Other liabilities	14,435	7,158	7,277
Shareholders’ equity	156,565	110,785	45,780
Total liabilities and shareholders’ equity	$1,333,734	$1,129,082	$204,652
Rate spread				4.36%	4.20%
Net interest margin/revenue				4.63%	4.39%	$40,760	$33,496	$7,264	$6,181	$910	$173

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first nine months of 2019, the Corporation recorded a loan loss provision of $350,000, compared to $200,000 in the first nine months of 2018.  There were net charge-offs of $225,000 in the first nine months of 2019, compared to net charge-offs of $93,000 for the same period in 2018.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $4.105 million in the first nine months of 2019, compared to $2.820 million in the same period in 2018.  The increase year over year was largely a result of increased income from deposit service fees and income from loans sold in the secondary market, including the impact of the FFNM and Lincoln acquisitions.  Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2019	2018	Dollars	Percent	2019	2018	Dollars	Percent

Deposit service fees	$383	$414	$(31)	-7.49%	$1,197	$1,006	$191	18.99%
Income from loans sold in the secondary market	586	423	163	38.53	1,253	877	376	42.87
SBA/USDA loan sale gains	496	184	312	169.57	650	318	332	104.40
Net mortgage servicing (amortization) income	238	110	128	N/A	486	123	363	N/A
Other noninterest income	175	212	(37)	(17.45)	519	496	23	4.64

Total other income	$1,878	$1,343	$535	39.84%	$4,105	$2,820	$1,285	45.57%

Other Expense

For the first nine months of 2019, the Corporation recorded other expenses of $30.951 million, compared to $29.623 million in 2018, an increase of $1.328 million.  The increase in salaries and benefits and other customary operating expenses were related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and nine months ended September 30, 2019 and 2018 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2019	2018	Dollars	Percentage	2019	2018	Dollars	Percentage

Salaries and employee benefits	$5,669	$5,600	$69	1.23%	$16,615	$14,627	$1,988	13.59%
Occupancy	987	963	24	2.49	3,072	2,702	370	13.69
Furniture and equipment	768	681	87	12.78	2,209	1,856	353	19.02
Data processing	785	720	65	9.03	2,202	1,810	392	21.66
Advertising	203	258	(55)	(21.32)	726	645	81	12.56
Professional service fees	536	421	115	27.32	1,517	1,122	395	35.20
Loan origination expenses and deposit and card related fees	314	242	72	29.75	677	516	161	31.20
Writedowns and losses on other real estate held for sale	(24)	36	(60)	(166.67)	77	102	(25)	(24.51)
FDIC insurance assessment	(141)	201	(342)	(170.15)	70	544	(474)	(87.13)
Communications	221	171	50	29.24	681	478	203	42.47
Transaction related expenses	—	350	(350)	N/A	—	2,463	(2,463)	N/A
Other	1,125	975	150	15.38	3,105	2,758	347	12.58
Total other expense	$10,443	$10,618	$(175)	-1.65%	$30,951	$29,623	$1,328	4.48%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the nine months ended September 30, 2019 of $2.806 million, compared to $1.331 million a year earlier.

The Corporation has reported deferred tax assets of $4.599 million at September 30, 2019.    A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2019 had a net operating loss and tax credit carryforwards for tax purposes of approximately $12.5 million, and $1.7 million, respectively. The Corporation evaluated the future benefits from these carryforwards as of December 31, 2018 and determined that is was “more likely than not” that they would be utilized prior to expiration.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $82.924 million in cash and cash equivalents and $75.084 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first nine months of 2019, the Corporation increased cash and cash equivalents by $2.571 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first nine months of 2019, the Bank paid dividends of $3.0 million to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of September 30, 2019. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at September 30, 2019 of $15 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At September 30, 2019, the Bank’s core deposits in relation to total funding were 86.35% compared to 81.78% at December 31, 2018.  These ratios indicate that at September 30, 2019, that the Bank had decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  This was in large part due to the core deposits garnered in the

FFNM transaction. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of September 30, 2019, the Bank had $81 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of September 30, 2019, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of September 30, 2019 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$134,863	12.9%	>	$83,836	>	8.0%	>	$	N/A	>	N/A
mBank	$134,193	12.8%	>	$83,820	>	8.0%	>		$104,775	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$129,555	12.4%	>	$62,877	>	6.0%	>	$	N/A	>	N/A
mBank	$128,926	12.3%	>	$62,865	>	6.0%	>		$83,820	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$129,555	12.4%	>	$47,158	>	4.5%	>	$	N/A	>	N/A
mBank	$128,926	12.3%	>	$47,149	>	4.5%	>		$68,104	>	6.5%

Tier 1 capital to average assets:
Consolidated	$129,555	9.8%	>	$52,933	>	4.0%	>	$	N/A	>	N/A
mBank	$128,926	9.7%	>	$52,937	>	4.0%	>		$66,171	>	5.0%

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

As of September 30, 2019, the Corporation had established interest rate floors on approximately $110.361 million of its variable rate commercial loans.  Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods.  However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $107.091 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of September 30, 2019.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at September 30, 2019 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$262,439	363,776	412,065	21,662	$1,059,942
Securities	4,203	21,051	63,546	18,291	107,091
Other (1)	6,154	4,431	5,122	492	16,199

Total interest-earning assets	272,796	389,258	480,733	40,445	1,183,232

Interest-bearing obligations:
NOW, money market, savings and interest checking	485,722	—	—	—	485,722
Time deposits	38,941	128,104	95,742	683	263,470
Brokered CDs	40,500	38,000	—	—	78,500
Borrowings	5,100	11,371	50,608	3,000	70,079

Total interest-bearing obligations	570,263	177,475	146,350	3,683	897,771

Gap	$(297,467)	$211,783	$334,383	$36,762	$285,461

Cumulative gap	$(297,467)	$(85,684)	$248,699	$285,461

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at September 30, 2019, the Corporation had a cumulative liability sensitivity gap position of $85.684 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2018, the Corporation had a cumulative liability sensitivity gap position of $119.352 million within the one-year time frame.

The borrowings in the gap analysis include $70 million of FHLB advances that have a weighted average maturity of 2.74 years and a weighted average rate of 1.65%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of September 30, 2019, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of September 30, 2019.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a common stock repurchase program (“the Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Corporation’s outstanding common stock.  The Repurchase Program has no expiration date.  In addition, the Corporation has authorization to repurchase an additional $25,335 of the Corporation’s common stock under a prior repurchase program announced on April 28, 2015.  There were no purchases during the first nine months of 2019.

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 8, 2019	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)