Form 10-K
period 2019-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2020-03-12
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-K

☒ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol (s)	Name of Each Exchange on Which Registered
Common Stock, no par value	MFNC	The NASDAQ Stock Market, LLC

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

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $15.80 as of June 30, 2019, was $169.703 million.  As of March 10, 2020, there were outstanding, 10,755,178 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the 2020 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

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

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”).  The Bank currently has 11 branch offices located in the Upper Peninsula of Michigan, 10 branch offices located in Michigan’s Lower Peninsula, one branch in Southeast Michigan, and 7 branches in Wisconsin.  The Bank maintains offices in the Michigan counties of: Alpena, Cheboygan, Chippewa, Emmet, Grand Traverse, Luce, Manistee, Marquette, Menominee, Montmorency, Oakland, Oscoda, Otsego, and Schoolcraft.  The Bank maintains offices in the Wisconsin counties of: Florence, Lincoln, Marinette, Oneida and Vilas.  The Bank provides drive-in convenience at 29 branch locations and has 31 automated teller machines.  The Bank has no foreign offices.

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

Employees

As of December 31, 2019, the Corporation and its subsidiaries employed, in the aggregate, 314 employees.  The Corporation provides its employees with comprehensive medical and dental benefit plans, a life insurance plan, and a 401(k) plan.  None of the Corporation’s employees are covered by a collective bargaining agreement with the Corporation.  Management believes its relationship with its employees to be good.

Information about our Executive Officers

The executive officers of the Corporation are listed below.  The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually.  There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position

Paul D. Tobias	69	Chairman and Chief Executive Officer

Kelly W. George	52	President

Jesse A. Deering	40	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2020 Annual Meeting of Shareholders, under the caption “Executive Officers.”

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan and Northeastern Wisconsin.  Fees may be charged for these services.  The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within real estate — operators of nonresidential buildings industry.  This concentration represented $141.965 million, or 18.54%, of the commercial loan portfolio at December 31, 2019.  The Bank also supports the service industry, with its hospitality and related businesses, as well as gas stations and convenience stores, forestry, restaurants, farming, fishing, and many other activities important to growth in the regions we service.  The economy of the Bank’s market areas is affected by summer and winter tourism activities.

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

On January 16, 2018, the Corporation executed a merger agreement with First Federal of Northern Michigan Bancorp, Inc. in Alpena, Michigan (“FFNM”).  On May 18, 2018, upon the consummation of the merger of FFNM, with and into the Corporation, the Corporation consolidated First Federal of Northern Michigan into the Bank.  FFNM had seven branches, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction.

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

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands.  The unsecured lines totaled $106 million at December 31, 2019, with additional amounts available if collateralized.

As of December 31, 2019, the Bank had no material risks relative to foreign sources.  See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A below, for details on the Corporation’s foreign account activity.

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

In addition, Section 404 of the Sarbanes-Oxley Act and the SEC’s rules and regulations thereunder require our management to evaluate, with the participation of our principal executive and principal financial officers, the effectiveness, as of the end of each fiscal year, of our internal control over financial reporting.  Our management must then provide a report of management on our internal control over financial reporting that contains, among other things, a statement of their responsibility for establishing and maintaining adequate internal control over financial reporting, and a statement identifying the framework they used to evaluate the effectiveness of our internal control over financial reporting.

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

The Economic Growth, Regulator Relief and Consumer Protection Act of 2018

On May 24, 2018, the Economic Growth, Regulatory Relief and Consumer Protection Act of 2018       (the “EGRRCPA) was enacted, which repeals or modifies certain provisions of the Dodd-Frank Act and eases regulations on all but the largest banks.  The EGRRCPA’s  provisions include, among other things: (i) creating a new category of “qualified mortgages” presumed to satisfy ability-to-repay requirements for loans that meet certain criteria and are held in portfolio by banks with less than $10 billion in assets from the ability-to-repay requirements for certain qualified residential mortgage loans held in portfolio; (ii) not requiring appraisals for certain transactions valued at less than $400,000 in rural areas; (iii) exempting banks that originate fewer than 500 open-end and 500 closed-end mortgages from the Home Mortgage Disclosure Act’s expanded data disclosures; (iv) clarify that, subject to various conditions, reciprocal deposits of another depository institution obtained using a deposit broker  through a deposit placement network for purposes of obtaining maximum deposit insurance would not be considered brokered deposits subject to the FDIC’s brokered-deposit regulations; and (v) simplify capital calculations by requiring regulators to establish for institutions under $10 billion in assets a community bank leverage ratio (Tier 1 capital to average consolidated assets) at a percentage not less than 8% and not greater than 10% that such institutions may elect to replace the general applicable risk-based capital requirements for determining well-capitalized status.

On September 17, 2019 the FDIC finalized a rule that introduces an optional simplified measure of capital adequacy for qualifying community banking organizations (i.e., the community bank leverage ratio (“CBLR”) framework), as required by the EGRRCPA.  The CBLR framework is designated to reduce burden by removing the requirements for calculating and reporting risk-based capital ratios for qualifying community banking organizations that opt into the framework.  In order to qualify for the CBLR framework, a community banking organization must have (i) a Tier 1 leverage ratio of greater than 9.0%, (ii) less than $10 billion in total consolidated assets, and (iii) limited amounts of off-balance-sheet exposures and trading assets and liabilities.  A qualifying community banking organization that opts into the CBLR framework and meets all requirements under the framework will be considered to have met the well-capitalized ratio requirements under “prompt corrective action” reulations and will not be required to report or calculate risk-based capital.

The new rule became effective on January 1 , 2020 and the CBLR framework will be available for banks to use in their March 31, 2020, Call Report or holding company FR Y-9C, as applicable.  The Corporation does not expect to opt into the CBLR framework.

Regulatory Capital Framework

As the Corporation does not expect to opt in to the CBLR, it will remain to the Regulatory Capital Framework (“Basel III”) established by the Federal Reserve and the OCC, which included a common equity Tier 1 capital (“CET1”) requirement, a Tier 1 capital requirement of 6.0% and an 8.0% total capital requirement.  In addition to these minimum risk-based capital ratios, the Basel III requires that all banking organizations maintain a “capital conservation buffer” consisting of CET1 in an amount equal to 2.5% of risk-weighted assets in order to avoid restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers.  In order to avoid those restrictions, the capital conservation buffer effectively increased the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively.  Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments.  The capital conservation buffer phased in, in full, January 1, 2019.

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

The Basel III final rule provides banking organizations under $250 billion in total consolidated assets or under $10 billion in foreign exposures with a one-time “opt-out” right to continue excluding Accumulated Other Comprehensive income from CET1 capital.  The Corporation elected to opt-out and continues to exclude Accumulated Other Comprehensive Income from its regulatory capital.

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

II.Investment Portfolio

A.Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2019	2018	2017
Corporate	20,938	20,064	24,891
US Agencies	14,496	15,970	16,846
US Agencies - MBS	34,526	32,840	12,716
State and political subdivisions	38,012	47,874	21,444
Total	$107,972	$116,748	$75,897

B.Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2019 (fully taxable equivalent, dollars in thousands):

	In one	After one,	After five,			Weighted
	year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)
US Agencies	7,997	6,499	—	—	14,496	1.85%
US Agencies - MBS	655	28,940	4,931	—	34,526	2.81%
Corporate	7,514	10,866	2,558	—	20,938	2.84%
State and political subdivisions	6,064	23,299	7,631	1,018	38,012	3.20%

Total	$22,230	$69,604	$15,120	$1,018	$107,972

Weighted average yield (1)	2.31%	2.83%	3.55%	3.13%	2.82%

(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 21% tax rate.

III.Loan Portfolio

A.Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2019	2018	2017	2016	2015
Commercial real estate	$514,394	$496,207	$406,742	$389,420	$312,805
Commercial, financial and agricultural	211,023	191,060	156,951	142,648	122,140
One to four family residential real estate	253,918	286,908	209,890	205,945	140,502
Construction	58,203	44,318	20,061	23,731	27,100
Consumer	21,238	20,371	17,434	20,113	15,847

Total	$1,058,776	$1,038,864	$811,078	$781,857	$618,394

B.Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2019, based on scheduled principal repayments (dollars in thousands):

		Commercial,
		Financial,	1-4 Family
	Commercial	and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$20,638	$59,167	$4,667	$61	$1,547	$86,080
Fixed interest rates	48,494	21,715	2,507	624	10,636	83,976

After one year but within five years:
Variable interest rates	43,870	25,082	9,735	2,390	6,902	87,979
Fixed interest rates	317,346	70,814	18,741	13,244	30,159	450,304

After five years:
Variable interest rates	56,664	11,417	163,147	1,489	5,698	238,415
Fixed interest rates	27,382	22,828	55,121	3,430	3,261	112,022

Total	$514,394	$211,023	$253,918	$21,238	$58,203	$1,058,776

C.Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2019	2018	2017	2016	2015

Nonaccrual loans	$5,172	$5,054	$2,388	$3,959	$2,353

Interest income recorded during period for nonaccrual loans	—	—	—	437	795

Accruing loans past due 90 days or more	11	23	—	—	32

Restructured loans on nonaccrual not included above	—	—	180	165	154

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

The following table presents information relative to the allowance for loan losses for the years ended December 31, (dollars in thousands):

	2019	2018	2017	2016	2015

Balance of allowance for loan losses at beginning of period	$5,183	$5,079	$5,020	$5,004	$5,140

Loans charged off:
Commercial	130	330	419	477	1,801
One to four family residential real estate	152	230	155	133	142
Consumer	228	156	229	113	87
Total loans charged off	510	716	803	723	2,030

Recoveries of loans previously charged off:
Commercial	165	221	121	102	662
One to four family residential real estate	49	64	65	5	2
Consumer	36	35	51	32	26
Total recoveries	250	320	237	139	690

Net loans charged off	260	396	566	584	1,340
Provisions charged to expense	385	500	625	600	1,204

Balance at end of period	$5,308	$5,183	$5,079	$5,020	$5,004

Average loans outstanding	1,047,439	941,221	795,532	703,047	602,904

Ratio of net charge-offs to average loans	.02	.04	.07	.08	.22

B.Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table.  The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2019		2018		2017		2016		2015
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$1,189	48.58%	$1,682	47.76%	$1,650	50.15%	$1,345	49.81%	$1,611	50.58%

Commercial, financial, and agricultural	1,197	19.93	648	18.39	576	19.35	614	18.25	645	19.75

Commercial construction	71	3.79	101	2.87	54	1.14	57	1.47	79	2.48

1-4 family residential real estate	148	23.98	199	27.62	160	25.88	296	26.34	274	22.72

Consumer construction	11	2.01	6	1.40	6	1.33	6	1.56	7	1.91

Consumer	13	1.71	8	1.96	10	2.15	90	2.57	64	2.56

Unallocated general reserves	2,679	—	2,539	—	2,623	—	2,612	—	2,324	—

Total	$5,308	100.00%	$5,183	100.00%	$5,079	100.00%	$5,020	100.00%	$5,004	100.00%

The unallocated balance of the allowance for loan losses represents general reserves not attributed directly to one segment or class of loans, rather, represents additional reserves management believes is warranted based on local and broader economic trends.  These reserves are subjective in nature and based on qualitative factors impacting the overall loan portfolio.

V.Deposits

	Three months	Three to	Six to twelve	Over twelve
	or less	six months	months	months	Total

CDs <$100,000	34,913	19,842	49,264	56,732	160,751
CDs >$100,000	13,411	11,775	36,808	23,986	85,980

Total time deposits	$48,324	$31,617	$86,072	$80,718	$246,731

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

The Corporation’s net interest income could be negatively affected by interest rate adjustments by the Federal Reserve, as well as by competition in its primary market area.

As a financial institution, the Coporation’s earnings are significantly dependent upon its net interest income, which is the difference between the interest income that is earned on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects it more than non-financial institutions and can have a significant effect on net interest income and total income. The Corporation’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. The Federal Reserve recently lowered market interest rates after previously raising such rates.  Such rate moves may be difficult for us to predict or manage.  As a result, an increase or decrease in market interest rates could have material adverse effects on net interest margin and results of operations.

If the allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on operating results. Management makes various assumptions and judgments about the collectability of the loan portfolio, including the creditworthiness of borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. An allowance for loan losses is maintained in an attempt to cover any loan losses that may occur. In determining the size of the allowance, management relies on an analysis of the loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information. The determination of the size of the allowance could be understated due to deviations in one or more of these factors.

If our assumptions are wrong, the current allowance may not be sufficient to cover future loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in the Corporation’s loan portfolio. Material additions to the allowance would materially decrease net income.

In addition, federal and state regulators periodically review the allowance for loan losses and may require the Corporation to increase its provision for loan losses or recognize further loan charge-offs, based on judgments different than those of management. Any increase in the allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

We may need to raise additional capital in the future, but that capital may not be available when it is needed.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. Management may at some point in the future need to raise additional capital to support its business as a result of losses or acquisition activity. Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside the control of management, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital if needed on terms acceptable to management. If additional capital cannot be raised when needed, our ability to further expand our operations through internal growth or acquisition activity and to operate our business could be materially impaired.

If the Corporation is unable to increase its share of deposits in the markets that its bank operates within, it may accept out-of-market and brokered deposits, the costs of which may be higher than expected.

Our management can offer no assurance that it will be able to maintain or increase the Corporation’s market share of deposits in its highly competitive service areas. If unable to do so, it may be forced to accept increased amounts of out-of-market or brokered deposits. As of December 31, 2019, the Corporation had approximately $58.622 million in out of market brokered deposits, which represented approximately 5.45% of total deposits. Most times, the cost of out-of-market and brokered deposits exceeds the cost of deposits in the local market. In addition, the cost of out-of-market and brokered deposits can be volatile, and if we are unable to access these markets, or if its costs related to out of market and brokered deposits increase, our liquidity and ability to support demand for loans could be adversely affected.

Volatility and disruptions in global capital and credit markets may adversely impact our business, financial condition and results of operations.

Even though the Corporation operates in a distinct geographic region in the U.S., it is impacted by global capital and credit markets, which are sometimes subject to periods of extreme volatility and disruption. Disruptions, uncertainty or volatility in the capital and credit markets may limit our ability to access capital and manage liquidity, which may adversely affect the Corporation’s business, financial condition and results of operations. Further, our customers may be adversely impacted by such conditions, which could have a negative impact on our business, financial condition and results of operations.

The Corporation is subject to extensive regulation that could limit or restrict its activities.

The Corporation operates in a highly regulated industry and is subject to examination, supervision and comprehensive regulation by various federal and state agencies. Compliance with these regulations is costly and restricts certain activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. The Corporation is also subject to capitalization guidelines established by its regulators, which require it to maintain adequate capital to support its growth.

The Corporation’s business also is subject to laws, rules and regulations regarding the disclosure of non-public information about its customers to non-affiliated third parties. Internet operations are not currently subject to direct regulation by any government agency in the United States beyond regulations applicable to businesses generally. A number of legislative and regulatory proposals currently under consideration by federal, state and local governmental organizations may lead to laws or regulations concerning various aspects of our business on the Internet, including: user privacy, taxation, content, access charges, liability for third-party activities and jurisdiction. The adoption of new laws or a change in the application of existing laws may decrease the use of the Internet, increase costs or otherwise adversely affect our business.

In particular, Congress and other regulators have increased their focus on the regulation of the financial services industry in recent years. Future political trends and the effects on the Corporation of recent and potential legislation and regulatory actions cannot reliably be fully determined at this time. Moreover, as some of the legislation and regulatory actions previously implemented in response to the recent financial crisis expire, the impact of the conclusion of these programs on the financial sector and on the economic recovery is unknown. Any worsening of current financial market conditions could adversely affect the Corporation. The Corporation can neither predict when or whether future regulatory or legislative reforms will be enacted nor what their contents will be. The impact of any future legislation or regulatory actions on our businesses or operations cannot be determined at this time, and such impact may adversely affect the Corporation.

The laws and regulations applicable to the banking industry could change at any time, and management cannot predict the effects of these changes on our business and profitability. Additionally, we cannot predict the effect of any legislation that may be passed at the state or federal level in response to the recent deterioration of the subprime, mortgage, credit and liquidity markets. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, the cost of compliance could adversely affect our ability to operate profitably.

The Corporation’s financial condition and results of operations are reported in accordance with accounting principles generally accepted in the United States (“GAAP”). While not impacting economic results, future changes in accounting principles issued by the Financial Accounting Standards Board could impact the Corporation’s earnings as reported under GAAP. As a public company, the Corporation is also subject to the corporate governance standards set forth in the Sarbanes-Oxley Act of 2002, as well as applicable rules and regulations promulgated by the SEC. Complying with these standards, rules and regulations has and continues to impose administrative costs and burdens on the Corporation.

Additionally, political conditions could impact our earnings. Acts or threats of war or terrorism, as well as actions taken by the United States or other governments in response to such acts or threats, could impact the business and economic conditions in which we operates.

We may make or be required to make further increases in our provision for loan losses and to charge off additional loans in the future, which could adversely affect our results of operations.

As a result of changes in balances and composition of our loan portfolio, changes in economic and market conditions that occur from time to time and other factors specific to a borrower’s circumstances, the level of non-performing assets will fluctuate. Increased non-performing assets, credit losses or the provision for loan losses would materially adversely affect our financial condition and results of operations.

Our adjustable-rate loans may expose us to increased default risks.

While adjustable-rate loans better offset the adverse effects of an increase in interest rates as compared to fixed-rate loans, the increased payments required of adjustable-rate loan borrowers upon an interest rate adjustment in a rising interest rate environment could cause an increase in delinquencies and defaults. The marketability of the underlying property may also be adversely affected in a rising interest rate environment. In addition, although adjustable-rate loans help make our asset base more responsive to changes in interest rates, the extent of this interest sensitivity is limited by the annual and lifetime interest rate adjustment limits.

Changing interest rates may decrease the Corporation’s earnings and asset values.

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to, inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Corporation’s profits. Net interest income is a significant component of its net income and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods in which they reprice, they may react in different degrees to changes in market interest rates. In addition, residential mortgage loan origination volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations, while falling interest rates are usually associated with higher loan originations. The Corporation’s ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, such as ecperienced in the past period, loan prepayment rates are likely to increase. A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of loans held for sale to change. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

Mackinac faces strong competition from other financial institutions, financial services companies and other organizations offering services similar to those offered by it, which could result in Mackinac not being able to sustain or grow its loan and deposit businesses.

Mackinac conducts its business operations primarily in the State of Michigan and Northeastern Wisconsin. Increased competition within these markets may result in reduced loan originations and deposits. Ultimately, we may not be able to compete successfully against current and future competitors. Many competitors offer the types of loans and banking services that the Corporation offers. These competitors include other savings associations, community banks, regional banks and money center banks. We also face competition from many other types of financial institutions, including finance companies, brokerage firms, insurance companies, credit unions, mortgage banks and other financial intermediaries. Our competitors with greater resources may have a marketplace advantage enabling them to maintain numerous banking locations and mount extensive promotional and advertising campaigns.

Additionally, financial intermediaries not subject to bank regulatory restrictions and banks and other financial institutions with larger capitalization have larger lending limits and are thereby able to serve the credit needs of larger clients. These institutions, particularly to the extent they are more diversified than the Corporation is, may be able to offer the same loan products and services that we offer at more competitive rates and prices. If we are unable to attract and retain banking clients, we may be unable to sustain current loan and deposit levels or increase our loan and deposit levels, and our business, financial condition and future prospects may be negatively affected.

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

Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by any significant decrease our stock price, which would adversely affect the attractiveness of our currency to potential targets, or by our ability to raise additional equity or debt capital to fund future acquisitions. Any of these risks, whether with respect to the recent or any future acquisitions, could have a material adverse effect on our business and results of operations.

We may be required to transition from the use of the LIBOR interest rate index in the future.

A portion of the loans in our portfolio are indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, each of which could have an adverse effect on our results of operations.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited or restricted.

As of December 31, 2019, the Corporation had net operating loss (“NOL”) carryforwards of approximately $10.2 million. The Corporation is generally able to carry NOLs forward to reduce taxable income in future years. However, its ability to utilize its NOL carryforwards is subject to the rules of Section 382 of the Code. Section 382 of the Code generally restricts the use of NOL carryforwards after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common shares, or are otherwise treated as 5% shareholders under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership of that corporation’s shares by more than fifty (50) percentage points over the lowest percentage of the shares owned by these shareholders over a three (3)-year rolling period. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with its pre-ownership change NOL carry forwards. This annual limitation is generally equal to the value of the corporation’s shares immediately before the ownership change multiplied by the long-term tax-exempt rate in effect for the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

Management cannot ensure that the Corporation’s ability to use its NOL carryforwards to offset taxable income or its tax credit carryforwards to offset tax will not become limited in the future. As a result, the Corporation could pay taxes earlier and in larger amounts than would be the case if its NOL and tax credit carryforwards were available to reduce its federal income taxes without restriction.

We may not be able to utilize technology to efficiently and effectively develop, market, and deliver new products and services to our customers.

The financial services industry experiences rapid technological change with regular introductions of new technology-driven products and services. The efficient and effective utilization of technology enables financial institutions to better serve customers and to reduce costs. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to market and deliver products and services that will satisfy customer demands, meet regulatory requirements, and create additional efficiencies in its operations. We may not be able to effectively develop new technology-driven products and services or be successful in marketing or supporting these products and services to our customers, which could have a material adverse impact on our financial condition and results of operations.

Operational difficulties, failure of technology infrastructure or information security incidents could adversely affect Our business and operations.

We are exposed to many types of operational risk, including reputational risk, legal and compliance risk, the risk of fraud or theft by employees or outsiders, failure of our controls and procedures and unauthorized transactions by employees or operational errors, including clerical or recordkeeping errors or those resulting from computer or telecommunications systems malfunctions. Given the high volume of transactions we process, certain errors may be repeated or compounded before they are identified and resolved. In particular, our operations rely on the secure processing, storage and transmission of confidential and other information on our technology systems and networks. Any failure, interruption or breach in security of these systems could result in failures or disruptions in our customer relationship management, general ledger, deposit, loan and other systems.

We also face the risk of operational disruption, failure or capacity constraints due to our dependency on third party vendors for components of our business infrastructure, including our core data processing systems which are largely outsourced. While we have selected these third party vendors carefully, we do not control their operations. As such, any failure on the part of these business partners to perform their various responsibilities could also adversely affect our business and operations.

We may also be subject to disruptions of our operating systems arising from events that are wholly or partially beyond our control, which may include, for example, computer viruses, cyberattacks, spikes in transaction volume and/or customer activity, electrical or telecommunications outages, or natural disasters. Although we have has programs in place related to business continuity, disaster recovery and information security to maintain the confidentiality, integrity, and availability of its systems, business applications and customer information, such disruptions may give rise to interruptions in service to customers and loss or liability to the Corporation.

The occurrence of any failure or interruption in our operations or information systems, or any security breach, could cause reputational damage, jeopardize the confidentiality of customer information, result in a loss of customer business, subject us to regulatory intervention or expose us to civil litigation and financial loss or liability, any of which could have a material adverse effect on our business and results of operations.

Changes in customer behavior may adversely impact our business, financial condition and results of operations.

We use a variety of methods to anticipate customer behavior as a part of its strategic planning and to meet certain regulatory requirements. Individual, economic, political, industry-specific conditions and other factors outside of our control, such as fuel prices, energy costs, real estate values or other factors that affect customer income levels, could alter predicted customer borrowing, repayment, investment and deposit practices. Such a change in these practices could materially adversely affect our ability to anticipate business needs and meet regulatory requirements.

Further, difficult economic conditions may negatively affect consumer confidence levels. A decrease in consumer confidence levels would likely aggravate the adverse effects of these difficult market conditions on the Corporation, its customers and others in the financial institutions industry.

Our ability to maintain and expand customer relationships may differ from expectations.

The financial services industry is very competitive. The Corporation not only vies for business opportunities with new customers, but also competes to maintain and expand the relationships it has with its existing customers. While we believe that we can continue to grow many of these relationships, we will continue to experience pressures to maintain these relationships as its competitors attempt to capture our customers. Failure to create new customer relationships and to maintain and expand existing customer relationships to the extent anticipated may adversely impact our earnings.

The trading price of our common stock may be subject to significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

•	variations in quarterly or annual results of operations;
•	changes in dividends per share;
•	deterioration in asset quality, including declining real estate values;
•	changes in interest rates;
•	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Corporation or its competitors;
•	regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated;

•	new regulations that limit or significantly change our ability to continue to offer products or services;
•	volatility of stock market prices and volumes;
•	issuance of additional shares of common stock or other debt or equity securities;
•	changes in market valuations of similar companies;
•	changes in securities analysts’ estimates of financial performance or recommendations;
•	perceptions in the marketplace regarding the financial services industry, the Corporation and/or its competitors; and/or
•	the occurrence of any one or more of the risk factors described above.

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

PART II

Item 5.Market for Registrant’s Common Equity, Related Stockholder Matters, and Issuer Purchases of Equity Securities

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC.  The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2018 through December 31, 2019, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2019
High	$16.01	$16.34	$16.25	$17.75
Low	13.18	14.58	12.97	15.03
Close	15.74	15.80	15.46	17.23
Dividends declared per share	0.12	0.12	0.14	0.14
Book value	14.41	14.70	14.91	15.06

2018
High	$16.68	$17.25	$17.58	$16.45
Low	15.43	14.75	15.80	12.60
Close	16.25	16.58	16.20	13.65
Dividends declared per share	0.12	0.12	0.12	0.12
Book value	12.96	13.90	13.94	14.20

The Corporation had approximately 1600 shareholders of record as of March 10, 2020.  A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation, out of funds legally available for that purpose.  In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors.  The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank.  The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements.  In 2019, the Bank paid dividends to the Corporation totaling $5.5 million.

Issuer Purchases of Equity Securities

The Corporation currently has a share repurchase program.  The program is conducted under authorizations from time to time by the Board of Directors.  Shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013, and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date.  The Corporation purchased 14,000 shares for $.150 million in 2016, 102,455 shares for $1.122 million in 2015, 13,700 shares of its common stock for $.143 million in 2014, and $.509 million in 2013.  There were no repurchases made during 2019.  As of December 31, 2019 the Corporation had approximately $25,000 remaining of the previously authorized buyback amount.

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

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2019. The following information is based on an investment of $100, on December 31, 2014 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2019	2018	2017	2016	2015
SELECTED FINANCIAL CONDITION DATA:
Total assets	$1,320,069	$1,318,040	$985,367	$983,520	$739,269
Loans	1,058,776	1,038,864	811,078	781,857	618,394
Securities	107,972	116,748	75,897	86,273	53,728
Deposits	1,075,677	1,097,537	817,998	823,512	610,323
Borrowings	70,776	60,441	79,552	67,579	45,754
Common shareholders’ equity	161,919	152,069	81,400	78,609	76,602
Total shareholders’ equity	161,919	152,069	81,400	78,609	76,602

SELECTED OPERATIONS DATA:
Interest income	$64,384	$55,377	$44,376	$37,983	$33,513
Interest expense	10,477	8,247	6,438	4,885	4,393
Net interest income	53,907	47,130	37,938	33,098	29,120
Provision for loan losses	385	500	625	600	1,204
Net realized security gains	208	—	231	150	455
Other income	5,745	4,263	3,810	4,003	3,434
Other expenses	41,765	40,300	30,336	29,885	23,876
Income before income taxes	17,710	10,593	11,018	6,766	7,929
Provision for income taxes	3,860	2,226	5,539	2,283	2,333
Net income	13,850	8,367	5,479	4,483	5,596
Net income available to common shareholders	$13,850	$8,367	$5,479	$4,483	$5,596

PER SHARE DATA:
Earnings — Basic	$1.29	$0.94	$0.87	$0.72	$0.90
Earnings — Diluted	1.29	0.94	0.87	0.72	0.89
Cash dividends declared	0.52	0.48	0.48	0.40	0.35
Book value	15.06	14.20	12.93	12.55	12.32
Tangible book value	12.77	11.61	11.72	11.29	11.54
Market value - closing price at year end	17.56	13.65	15.90	13.47	11.49

FINANCIAL RATIOS:
Return on average common equity	8.78%	6.94%	6.74%	5.73%	7.41%
Return on average total equity	8.78	6.94	6.74	5.73	7.41
Return on average assets	1.04	0.71	0.55	0.52	0.76
Dividend payout ratio	40.31	51.06	55.17	55.56	41.67
Average equity to average assets	11.84	10.23	8.17	9.05	10.23
Net interest margin	4.57	4.44	4.20	4.19	4.30

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	.49%	.49%	.32%	.53%	.41%
Nonperforming assets to total assets	0.56	0.62	0.62	0.91	0.66
Allowance for loan losses to total loans	0.51	0.50	0.64	0.64	0.81
Allowance for loan losses to nonperforming loans	102.41	102.09	197.78	121.73	197.09
Net charge-offs to average loans	0.02	0.04	0.07	0.08	0.22
Texas ratio	4.41	6.33	7.77	11.76	6.34

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

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2019 and 2018 and the results of operations for 2018 and 2019. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2018 and 2019.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report.  Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

The acquisition of Eagle River added approximately $125 million in assets, $81 million in loan balances and $105 million in deposits to the Corporation.  The acquisition of Niagara added $67 million in assets, $32 million in loan balances and $59 million in deposits.  The acquisition of FFNM added approximately $318 million in assets, $192 million in loan balances and $254 million in deposits.  The acquisition of Lincoln added approximately $60 million in assets, $40 million in loan balances and $52 million in deposits.  The acquisitions of FFNM and Lincoln both occurred in 2018.

Dollar amounts in tables are stated in thousands, except for per share data.

EXECUTIVE SUMMARY

The purpose of this section is to provide a brief summary of the 2019 results of operations and financial condition.  A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $13.850 million, or $1.29 per share, for the year ended December 31, 2019, compared to $8.367 million, or $.94 per share, in 2018.  The 2018 results included expenses related to the the acquisitions of FFNM and Lincoln, which had a collective after-tax impact of $2.461 million on earnings.

Total assets of the Corporation at December 31, 2019, were $1.320 billion, an increase of $2.029 million, or .15%, from total assets of $1.318 billion reported at December 31, 2018.

At December 31, 2019, the Corporation’s total loans stood at $1.059 billion, an increase of $19.912 million, or 1.92%, from 2018 year-end balances of $1.039 billion.  Total loan production in 2019 amounted to $385.548 million, which included $89.546 million of secondary market mortgage loans sold.  The Corporation also sold $12.334 million of SBA/USDA guaranteed loans.  Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

Nonperforming loans totaled $5.183 million, or .49%, of total loans at December 31, 2019 compared to $5.077 million, or .49% of total loans at December 31, 2018.  Nonperforming assets at December 31, 2019, were $7.377 million, .56% of total assets, compared to $8.196 million, or .62% of total assets, at December 31, 2018.

Total deposits decreased from $1.098 billion at December 31, 2018 to $1.076 billion at December 31, 2019, a decrease of 1.99%.  The decrease in deposits in 2019 was comprised of a decrease in noncore deposits of $79.100 million and an increase in core deposits of $57.240 million.  In 2019, the Corporation utilized wholesale deposits in order to better manage interest rate risk in funding fixed rate loans.

Shareholders’ equity totaled $161.919 million at December 31, 2019, compared to $152.069 million at the end of 2018, an increase of $9.850 million.  This change reflects the net income available to common shareholders of $13.850 million, other comprehensive income of $1.078 million, an increase related to stock compensation expense of $.498 million, and dividends declared on common stock of $5.576 million.  The book value per common share at December 31, 2019, amounted to $15.06 compared to $14.20 at the end of 2018.

For a description of our significant accounting policies, see Note 1 to the financial statements included herein.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2019	2018

Taxable-equivalent net interest income	$54,179	$47,367
Taxable-equivalent adjustment	(272)	(237)

Net interest income, per income statement	53,907	47,130
Provision for loan losses	385	500
Other income	5,953	4,263
Other expense	41,765	40,300

Income before provision for income taxes	17,710	10,593
Provision for income taxes	3,860	2,226

Net income	$13,850	$8,367

Earnings per common share
Basic	$1.29	$0.94
Diluted	$1.29	$0.94

Return on average assets	1.04%	.71%
Return on average equity	8.78	6.94

Summary

The Corporation reported net income available to common shareholders of $13.850 million in 2019, compared to $8.367 million in 2018. The 2018 results included expenses related to the acquisitions of FFNM and Lincoln, which had a collective after-tax impact of $2.461 million on earnings.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources.  Net interest revenue is the Corporation’s principal source of revenue, representing 90.06% of total revenue in 2019.  The Corporation’s net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $6.800 million from $47.400 million in 2018 to $54.200 million in 2019. In 2019, there were three 25 basis point rate decreases to the federal funds rate.  There were four 25 basis point rate increases to the federal funds rate in 2018.  The Corporation experienced an increase of 25 basis points in the overall rates on earning assets from 5.24% in 2018 to 5.49% in 2019.  Interest bearing funding sources increased by 19 basis points, from .98% in 2018 to 1.17% in 2019.  The combination of these effective rate changes resulted in an increase in the taxable equivalent net interest margin from 4.46% in 2018 to 4.60% in 2019.

The following table details sources of net interest income for the two years ended December 31 (dollars in thousands):

	2019	Mix	2018	Mix
Interest Income
Loans, taxable	$59,673	92.68%	$51,407	92.83%
Loans, tax-exempt	187	0.29	123	0.22
Taxable securities	2,708	4.21	2,408	4.35
Nontaxable securities	343	0.53	338	0.61
Other interest-earning assets	1,473	2.29	1,101	1.99
Total earning assets	64,384	100.00%	55,377	100.00%
Interest Expense
NOW, money markets, checking	1,473	14.06	1,039	12.60%
Savings	599	5.72	73	0.89
Certificates of deposit	4,869	46.47	2,516	30.51
Brokered deposits	2,495	23.81	2,864	34.73
Borrowings	1,041	9.94	1,755	21.27
Total interest-bearing funds	10,477	100.00%	8,247	100.00%

Net interest income	$53,907		$47,130

Average Rates
Earning assets	5.46%		5.22%
Interest-bearing funds	1.17		0.98
Interest rate spread	4.29		4.24

For purposes of this presentation, non-taxable interest income has not been restated on a tax-equivalent basis.

As shown in the table above, income on loans provides more than 92% of the Corporation’s interest revenue.  The Corporation’s loan portfolio has approximately $412.474 million of variable rate loans that predominantly reprice with changes in the prime rate and $646.302 million of fixed rate loans.  A portion of the variable rate loans, 26%, or $108.178 million, have interest rate floors.

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

	Year Ended December 31,
	2019			2018
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$1,047,439	$60,055	5.73%	$941,221	$51,563	5.48%
Taxable securities	94,768	2,708	2.86	86,189	2,408	2.79
Nontaxable securities (2)	14,988	420	2.80	14,678	575	3.92
Other interest-earning assets	21,544	1,473	6.84	18,929	1,101	5.82
Total earning assets	1,178,739	64,656	5.49	1,061,017	55,647	5.24
Reserve for loan losses	(5,254)			(5,530)
Cash and due from banks	72,711			56,500
Fixed assets	23,364			19,421
Other real estate owned	2,448			2,407
Other assets	60,874			43,640
	154,143			116,438

TOTAL AVERAGE ASSETS	$1,332,882			$1,177,455

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$256,974	$1,315	0.51%	$230,751	$908	0.39%
Interest checking	106,978	159	0.15	84,238	131	0.16
Savings deposits	110,559	599	0.54	90,758	73	0.08
Certificates of deposit	259,381	4,869	1.88	191,543	2,515	1.31
Brokered deposits	102,317	2,494	2.44	158,554	2,865	1.81
Borrowings	58,300	1,041	1.79	85,648	1,755	2.05
Total interest-bearing liabilities	894,509	10,477	1.17	841,492	8,247	0.98
Demand deposits	266,007			207,021
Other liabilities	14,535			8,464
Shareholders’ equity	157,831			120,478
	438,373			335,963
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,332,882			$1,177,455

Rate spread			4.32			4.26
Net interest margin/revenue, tax equivalent basis		$54,179	4.60%		$47,400	4.46%

(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 21% tax rate for 2019 and 2018.
(3)	Interest income on loans includes loan fees.

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

	Year ended December 31,
	2019 vs. 2018
	Increase (Decrease)
	Due to			Total
			Volume	Increase
	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$5,819	$2,402	$271	$8,492
Taxable securities	240	56	5	301
Nontaxable securities	12	(165)	(3)	(156)
Other interest earning assets	78	284	10	372
Total interest earning assets	$6,149	$2,577	$283	$9,009

Interest bearing obligations:
NOW and money market deposits	$103	$273	$31	$407
Interest checking	35	(6)	(1)	28
Savings deposits	16	419	91	526
Certificates of deposit	891	1,081	382	2,354
Brokered deposits	(1,016)	1,000	(355)	(371)
Borrowings	(560)	(226)	72	(714)

Total interest bearing obligations	$(531)	$2,541	$220	$2,230

Net interest income, tax equivalent basis				$6,779

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During 2019, the Corporation recorded a provision for loan loss of $.385 million, compared to a provision of $.500 million in 2018.  There was no provision for loan losses for acquired loans as there was no further deterioration of acquired loans since acquisition.

Noninterest Income

Noninterest income was $5.953 million and $4.263 million in 2019 and 2018, respectively.  The principal recurring sources of noninterest income are the gains and fees on the sale of SBA/USDA guaranteed loans and secondary market loans.  In 2019, revenues from these two business lines totaled $2.797 million compared to $1.950 million in 2018.

Deposit related income totaled $1.586 million in 2019 compared to $1.441 million in 2018.  Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details noninterest income for the two years ended December 31 (dollars in thousands):

	2019	2018	2019-2018%
Deposit service charges	$548	$481	13.93%
NSF Fees	1,038	960	8.13
Gain on sale of secondary market loans	1,544	1,019	51.52
Secondary market fees generated	345	270	27.78
SBA Fees	908	661	37.37
Mortgage servicing rights (amortization) income	193	197	(2.03)
Other	1,169	675	73.19
Subtotal	5,745	4,263	34.76
Net security gains	208	—	—
Total noninterest income	$5,953	$4,263	39.64%

Noninterest Expense

Noninterest expense was $41.765 million in 2019 compared to $40.300 million in 2018.  In 2018, the Corporation incurred $2.951 million of costs related to the acquisition of FFNM and Lincoln, compared to no transaction costs in 2019.  Salaries and benefits, at $22.743 million, increased by $2.679 million, or 13.35%, from the 2018 expenses of $20.064 million.  The increased salaries and benefits expense was largely a result of an increased number of staff as a result of the acquisitions, as well as customary annual increases to legacy employees.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the two years ended December 31 (dollars in thousands):

			% Increase
			(Decrease)
	2019	2018	2019-2018
Salaries and benefits	$22,743	$20,064	13.35%
Occupancy	4,069	3,640	11.79
Furniture and equipment	3,000	2,548	17.74
Data processing	2,717	2,503	8.55
Professional service fees:
Accounting	914	629	45.31
Legal	222	184	20.65
Consulting and other	964	762	26.51
Total professional service fees	2,100	1,575	33.33
Loan origination expenses and deposit and card related fees	1,546	1,166	32.59
Writedowns and losses on OREO held for sale	212	182	16.48
FDIC insurance assessment	70	700	(90.00)
Communication	885	726	21.90
Advertising	889	905	1.77
Transaction related expenses	—	2,951	(100.00)
Other operating expenses	3,534	3,340	5.81
Total noninterest expense	$41,765	$40,300	3.64%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recognized a federal income tax expense of approximately $3.860 million for the year ended December 31, 2019 and $2.226 million for the year ended December 31, 2018.  The 2019 tax expense included the effect of a $.140 million one-time non-cash amortization related to an acquired tax credit.

The Corporation has reported deferred tax assets of $4.146 million at December 31, 2019.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2019, had a net operating loss carryforwards for tax purposes of approximately $10.2 million.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2019.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable included in other assets during the year.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The table below details the major components of the Corporation’s net deferred tax assets (dollars in thousands):

	2019	2018
Deferred tax assets:
NOL carryforward	$2,147	$2,634
Allowance for loan losses	1,144	1,078
OREO	177	168
Tax credit carryovers	—	140
Deferred compensation	253	307
Pension liability	147	221
Stock compensation	75	92
Unrealized loss on securities	—	99
Purchase accounting adjustments	1,507	2,206
Lease liability	980	—
Other	856	808

Total deferred tax assets	7,286	7,753

Deferred tax liabilities:
Core deposit premium	(1,108)	(1,256)
FHLB stock dividend	(73)	(73)
Depreciation	—	(101)
Mortgage servicing rights	—	61
Right of use asset	(980)	—
Unrealized gain on securities	(285)	—
Other	(694)	(621)
Total deferred tax liabilities	(3,140)	(1,990)

Net deferred tax asset	$4,146	$5,763

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2019		2018
(dollars in thousands)	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$287,611	21.79%	$241,556	18.33%
Interest-bearing transactional deposits	482,713	36.57	480,248	36.44
CD’s <$250,000	233,956	17.72	225,236	17.09
Total core deposit funding	1,004,280	76.08	947,040	71.85
CD’s >$250,000	12,775	0.97	13,737	1.04
Brokered deposits	58,622	4.44	136,760	10.39
Total noncore deposit funding	71,397	5.41	150,497	11.42
FHLB and other borrowings	70,776	5.36	60,441	4.59
Other liabilities	11,697	0.89	7,993	0.61
Shareholders’ equity	161,919	12.26	152,069	11.54

Total	$1,320,069	100.00%	$1,318,040	100.00%

Uses of Funds:
Net Loans	$1,053,468	79.82%	$1,033,681	78.43%
Securities available for sale	107,972	8.18	116,748	8.86
Federal funds sold	32	0.00	6	0.00
Federal Home Loan Bank Stock	4,924	0.37	4,924	0.37
Interest-bearing deposits	10,295	0.78	13,452	1.02
Cash and due from banks	49,794	3.77	64,151	4.87
Other assets	93,584	7.08	85,078	6.44

Total	$1,320,069	100.00%	$1,318,040	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity.  Securities decreased $8.776 million in 2019, from $116.748 million at December 31, 2018 to $107.972 million at December 31, 2019.  The decrease was related to principal paydowns and sales of a small portion of the portfolio.

The carrying value of the Corporation’s securities at December 31 (dollars in thousands) is as follows:

	2019	2018
US Agencies	$14,496	$15,970
US Agencies - MBS	34,526	32,840
Corporate	20,938	20,064
Obligations of states and political subdivisions	38,012	47,874

Total securities	$107,972	$116,748

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies.  The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions.  At December 31, 2019, investment securities with an estimated fair market value of $26.407 million were pledged as collateral for FHLB borrowings and certain customer relationships.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets.  The majority of its loans are commercial, which represents approximately 72% of total loans outstanding at December 31, 2019.

The Corporation continued to experience strong loan demand in 2019 with approximately $385.548 million of new organic loan production, including $89.546 million of mortgage loans sold in the secondary market.  At 2019 year-end, the Corporation’s loans stood at $1.059 billion, an increase from the 2018 year-end balances of $1.039 billion.  The production of loans was distributed among our regions, with the Upper Peninsula at $139.366 million, $127.036 million in the Northern Lower Peninsula, $67.145 million in Southeast Michigan and $52.001 million in Wisconsin.

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

The following table details the loan activity for 2019 and 2018 (dollars in thousands):

Loan balances as of December 31, 2017	$811,078

Total production	286,890
Total loans acquired	223,445
Secondary market sales	(57,118)
SBA loan sales	(9,245)
Loans transferred to OREO	(1,878)
Normal amortization/paydowns and payoffs	(214,308)
Loan balances as of December 31, 2018	$1,038,864

Total production	385,548
Total loans acquired	—
Secondary market sales	(89,546)
SBA loan sales	(12,334)
Loans transferred to OREO	(1,629)
Normal amortization/paydowns and payoffs	(262,127)

Loan balances as of December 31, 2019	$1,058,776

Following is a table that illustrates the balance changes in the loan portfolio for 2019 and 2018 year-end (dollars in thousands):

			Percent Change
	2019	2018	2019-2018

Commercial real estate	$514,394	$496,207	3.67%
Commercial, financial, and agricultural	211,023	191,060	10.45
One-to-four family residential real estate	253,918	286,908	(11.50)
Construction:
Consumer	18,096	14,553	24.35
Commercial	40,107	29,765	34.75
Consumer	21,238	20,371	4.26

Total	$1,058,776	$1,038,864	1.92%

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

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2019			2018
		% of	% of		% of	% of
	Balance	Loans	Capital	Balance	Loans	Capital
Real estate - operators of nonresidential buildings	$141,965	18.54%	87.68	$150,251	20.95%	98.80
Hospitality and tourism	97,721	12.77	60.35	77,598	10.82	51.03
Lessors of residential buildings	51,085	6.67	31.55	50,204	7.00	33.01
Gasoline stations and convenience stores	27,176	3.55	16.78	24,189	3.37	15.91
Logging	22,136	2.89	13.67	20,860	2.91	13.72
Commercial construction	40,107	5.24	24.77	29,765	4.15	8.39
Other	385,334	50.34	237.98	364,165	50.80	250.66

Total commercial loans	$765,524	100.00%		$717,032	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2019 year-end.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of December 31, 2019, our residential loan portfolio totaled $272.014 million, or 25.69%, of our total outstanding loans.

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

The Corporation, at December 31, 2019, had performing loans of $6.205 million and $.940 million of nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans.  The total performing restructured loans of $6.205 million is comprised of 25 performing loans, the largest of which had a December 31, 2019 balance of $1.533 million. The nonperforming restructured portfolio consists of six loan relationships, the largest balance of which is $.751 million.

Credit Quality

The table below shows balances of nonperforming assets for the years ended December 31 (dollars in thousands):

	December 31,	December 31,
	2019	2018

Nonperforming Assets:
Nonaccrual loans	$5,172	$5,054
Loans past due 90 days or more	11	23
Restructured loans on nonaccrual	—	—
Total nonperforming loans	5,183	5,077
Other real estate owned	2,194	3,119
Total nonperforming assets	$7,377	$8,196
Nonperforming loans as a % of loans	0.49%	0.49%
Nonperforming assets as a % of assets	0.56%	0.62%
Reserve for Loan Losses:
At period end	$5,308	$5,183
As a % of outstanding loans	0.51%	0.50%
As a % of nonperforming loans	102.41%	102.09%
As a % of nonaccrual loans	102.63%	102.55%
Texas Ratio	4.41%	6.33%

Management continues to address market issues impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2019 independent review provided findings similar to management with respect to credit quality.  The Corporation will again utilize a consultant for loan review in 2020.

The following table details the impact of nonperforming loans on interest income for the two years ended December 31 (dollars in thousands):

	2019	2018

Interest income that would have been recorded at original rate	$211	$194
Interest income that was actually recorded	—	—

Net interest lost	$211	$113

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2019 amounted to $.260 million, or .02% of average loans outstanding, compared to $.396 million, or .04% of loans outstanding in 2018.  The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio.  The balance of the allowance for loan losses does not contemplate acquisition fair value adjustments, as detailed in Note 4 – “Loans”.   Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity.

A two year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2019	2018

Balance at beginning of period	$5,183	$5,079
Loans charged off:
Commercial	130	330
One-to-four family residential real estate	152	230
Consumer	228	156
Total loans charged off	510	716
Recoveries of loans previously charged off:
Commercial	165	221
One-to-four family residential real estate	49	64
Consumer	36	35
Total recoveries of loans previously charged off	250	320
Net loans charged off	260	396
Provision for loan losses	385	500

Balance at end of period	$5,308	$5,183

Total loans, period end	$1,058,776	$1,038,864
Average loans for the year	1,047,439	941,221
Allowance to total loans at end of year	0.50%	0.50%
Net charge-offs to average loans	0.02	0.04
Net charge-offs to beginning allowance balance	5.02	7.80

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

At the end of 2019, the allowance for loan losses represented .50% of total loans, inclusive of both performing and nonperforming acquired loans that carry their own purchase accounting marks.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio.  This position is further illustrated by the ratio of the allowance as a percent of nonperforming loans, which stood at 102.41% at December 31, 2019.

The Corporation completed the acquisition of Eagle River on April 29, 2016, Niagara on August 31, 2016, First Federal of Northern Michigan Bancorp Inc. (“FFNM”) on May 18, 2018 and Lincoln Community Bank (“Lincoln”) on October 1 2018.  The Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million. The FFNM impaired loans totaled $5.440 million and the Lincoln impaired loans totaled $1.901 million.  In 2019, the Corporation had positive resolution of acquired nonperforming loans, which resulted in recognition of accretable interest of approximately $.404 million compared to $.546 million in 2018.

As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits.  The Corporation carries this collateral in other real estate held for sale on the balance sheet.

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2017	$3,558
Other real estate transferred from loans due to foreclosure	1,878
Other real estate acquired in business combinations	263
Proceeds from sale of other real estate	(2,398)
Writedowns on other real estate held for sales	(125)
Loss on other real estate held for sale	(57)

Balance at December 31, 2018	$3,119

Other real estate transferred from loans due to foreclosure	1,629
Proceeds from sale of other real estate	(1,329)
Transfer to premise and equipment	(1,013)
Writedowns on other real estate held for sales	(181)
Gain on other real estate held for sale	(31)

Balance at December 31, 2019	$2,194

During 2019, the Corporation received real estate in lieu of loan payments of $1.629 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value.  After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2019 were $1.076 billion, a decrease of $21.860 million, or 1.99%, from December 31, 2018 deposits of $1.098 billion.  The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2019	Mix	2018	Mix

CORE:
Non-interest-bearing	$287,611	26.74%	$241,556	22.01%
NOW, money market, checking	373,165	34.69	368,890	33.61
Savings	109,548	10.18	111,358	10.15
Certificates of Deposit <$250,000	233,956	21.75	225,236	20.52
Total core deposits	1,004,280	93.36	947,040	86.29

NONCORE:
Certificates of Deposit >$250,000	12,775	1.19	13,737	1.25
Brokered CDs	58,622	5.45	136,760	12.46
Total non-core deposits	71,397	6.64	150,497	13.71

Total deposits	$1,075,677	100.00%	$1,097,537	100.00%

The decrease in deposits is composed of a decrease in noncore deposits of $79.100 million and an increase in core deposits of $57.240 million.  As shown in the table above, core deposits represent approximately 93% of total deposits.  The Corporation will continue to seek core deposit growth in its funding sources, but will also supplement this funding with strategic utilization of wholesale brokered deposits to help manage interest rate risk.

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

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At 2019 year end, this source of funding totaled $64.1 million and the Corporation secured this funding by pledging loans and investments.  The $64.1 million of FHLB borrowings had a weighted average maturity of 2.70 years, with a weighted average rate of 1.63% at December 31, 2019.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at December 31, 2019.  The line of credit bears interest at a rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires on April 30, 2020. LIBOR was 1.91% at December 31, 2019. The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018. The relationship is secured by all of the outstanding mBank stock.

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

During 2019, the Corporation decreased cash and cash equivalents by $14.331 million.  As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities and cash used in financing activities.  The net change in investing activities included a net increase in loans of $17.649 million and a net decrease in securities available for sale of $10.535 million.  The Corporation also had a net decrease in cash through financing activities partially due to a decrease in deposit liabilities of $21.860 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30-day period, a 30 to 90-day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets.  As of December 31, 2019, $77.078 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2020, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs to the extent the level of brokered CDs remains within our conservative policy limitations.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank.  In 2019, the Bank paid a $5.5 million dividend to the Corporation.  Bank capital, after payment of this dividend, remained strong and above the “well capitalized” level for regulatory purposes.  The Corporation has a $15.0 million line of credit with a correspondent bank, which also serves as a source of liquidity.  As of December 31, 2019, $15.0 million was available to the Corporation under this line.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized”. The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Non-core funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and other borrowings.  At December 31, 2019, the Bank’s core deposits in relation to total funding were 87.60% compared to 81.78% in 2018.  These ratios indicated at December 31, 2019, that the Bank had decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of December 31, 2019, the Bank had $106 million of unsecured overnight borrowing lines available and additional amounts available if secured.   Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets. The Corporation also has the ability to augment local deposit growth with wholesale CD funding.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts.  At December 31, 2019, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total
Contractual Obligations

Total deposits	$996,250	$61,827	$16,952	$648	$1,075,677
Federal Home Loan Bank borrowings	10,890	25,258	25,000	3,000	64,148
Other borrowings	78	244	81	—	403
Directors’ deferred compensation	332	756	265	402	1,755
Annual rental / purchase commitments under noncancelable leases / contracts	711	1,661	1,022	1,565	4,959

TOTAL	$1,008,261	$89,746	$43,320	$5,615	$1,146,942

Other Commitments

Letters of credit	$5,441	$—	$—	$—	$5,441
Commitments to extend credit	157,074	—	—	—	157,074
Credit card commitments	5,841	—	—	—	5,841

TOTAL	$168,356	$—	$—	$—	$168,356

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

At December 31, 2019 the Bank had $107.972 million of securities, with a weighted average maturity of 85 months.  The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell cash to correspondent banks as investments in federal funds. The Corporation also has other interest bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following are the Corporation’s repricing opportunities at December 31, 2019 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$245,447	376,784	412,304	24,241	$1,058,776
Securities	22,145	17,318	53,164	15,345	107,972
Other (1)	6,641	5,164	2,922	492	15,219

Total interest-earning assets	274,233	399,266	468,390	40,078	1,181,967

Interest-bearing obligations:
NOW, money market, savings and interest checking	482,713	—	—	—	482,713
Time deposits	47,730	119,574	78,779	648	246,731
Brokered CDs	19,317	39,305	—	—	58,622
Borrowings	10,000	891	50,660	3,000	64,551

Total interest-bearing obligations	559,760	159,770	129,439	3,648	852,617

Gap	$(285,527)	$239,496	$338,951	$36,430	$329,350

Cumulative gap	$(285,527)	$(46,031)	$292,920	$329,350

(1)	includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2019, the Corporation had a cumulative liability sensitivity gap position of $46.031 million within the one-year timeframe.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income since more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments.  In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2019, the Corporation had $412.474 million of variable rate loans that reprice primarily with the prime rate index.  Approximately $108.178 million of these variable rate loans have interest rate floors.  This means that the prime rate will have to increase above the floor rate before these loans will reprice.  The majority of these loans have surpassed their interest rate floors and now reprice with each increase in the prime rate.

At December 31, 2018, the Corporation had a cumulative liability sensitive gap position of $119.352 million within the one-year time frame.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2019 (dollars in thousands).  Nonaccrual loans of $5.172 million are included in the table at an average interest rate of 0.00% and a maturity greater than 5 years.

Principal/Notional Amount Maturing/Repricing In:

								Fair Value
	2020	2021	2022	2023	2024	Thereafter	Total	12/31/2019

Rate Sensitive Assets
Fixed interest rate securities	$22,230	$25,654	$22,841	$9,661	$11,448	$16,138	$107,972	$107,972
Average interest rate	2.31	2.59	3.07	2.87	2.84	3.53
Fixed interest rate loans	83,600	84,816	102,416	130,948	132,494	112,028	646,302	644,336
Average interest rate	4.66	4.48	4.84	5.17	5.30	7.52
Variable interest rate loans	412,474	—	—	—	—	—	412,474	411,649
Average interest rate	5.25	—	—	—	—	—
Other assets	11,837	690	1,732	500	—	492	15,251	15,251
Average interest rate	3.26	2.26	2.38	2.45	—	1.79
Total rate sensitive assets	$530,141	$111,160	$126,989	$141,109	$143,942	$128,658	$1,181,999	$1,179,208
Average interest rate	4.99%	4.03%	4.49%	5.00%	5.10%	7.00%	5.08%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$482,713	$—	$—	$—	$—	$—	$482,713	$482,713
Average interest rate	0.28	—	—	—	—	—
Time deposits	225,926	46,606	15,220	9,313	7,640	648	305,353	296,437
Average interest rate	1.95	1.84	1.93	2.20	2.27	1.52
Variable interest rate borrowings	6,225	—	—	—	—	—	6,225	6,225
Average interest rate	2.50	-	-	—	—	—
Fixed interest rate borrowings	10,891	25,191	80	308	25,081	3,000	64,551	64,403
Average interest rate	1.58	1.84	1.00	1.46	1.50	1.18
Total rate sensitive liabilities	$725,755	$71,797	$15,300	$9,621	$32,721	$3,648	$858,842	$849,778
Average interest rate	0.84%	1.84%	1.93%	2.18%	1.68%	1.24%	0.99%

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

Off-Balance-Sheet Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics.  In 2019, the Corporation did not enter into futures, forwards, swaps or options.  However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers.  These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets.  Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract.  Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation.  Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Mackinac Financial Corporation

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying balance sheets of Mackinac Financial Corporation (the “Company”) as of December 31, 2019 and 2018, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31,2019 and the related notes (collectively referred to as the “financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO framework”).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in the COSO framework.

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

Grand Rapids, Michigan

March 11, 2020

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in Thousands)

	December 31,	December 31,
	2019	2018

ASSETS

Cash and due from banks	$49,794	$64,151
Federal funds sold	32	6
Cash and cash equivalents	49,826	64,157

Interest-bearing deposits in other financial institutions	10,295	13,452
Securities available for sale	107,972	116,748
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	765,524	717,032
Mortgage	272,014	301,461
Consumer	21,238	20,371
Total Loans	1,058,776	1,038,864
Allowance for loan losses	(5,308)	(5,183)
Net loans	1,053,468	1,033,681

Premises and equipment	23,608	22,783
Other real estate held for sale	2,194	3,119
Deferred tax asset	3,732	5,763
Deposit based intangibles	5,043	5,720
Goodwill	19,574	22,024
Other assets	39,433	25,669

TOTAL ASSETS	$1,320,069	$1,318,040

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$287,611	$241,556
NOW, money market, interest checking	373,165	368,890
Savings	109,548	111,358
CDs<$250,000	233,956	225,236
CDs>$250,000	12,775	13,737
Brokered	58,622	136,760
Total deposits	1,075,677	1,097,537

Federal funds purchased	6,225	2,905
Borrowings	64,551	57,536
Other liabilities	11,697	7,993
Total liabilities	1,158,150	1,165,971

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,748,712 and 10,712,745 respectively	129,564	129,066
Retained earnings	31,740	23,466
Accumulated other comprehensive income (loss)
Unrealized gains (losses) on available for sale securities	1,025	(245)
Minimum pension liability	(410)	(218)
Total shareholders’ equity	161,919	152,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,320,069	$1,318,040

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2019 and 2018

(Dollars in Thousands, Except Per Share Data)

	For the Year Ended December 31,
	2019	2018

INTEREST INCOME:
Interest and fees on loans:
Taxable	$59,673	$51,407
Tax-exempt	187	123
Interest on securities:
Taxable	2,708	2,408
Tax-exempt	343	338
Other interest income	1,473	1,101
Total interest income	64,384	55,377

INTEREST EXPENSE:
Deposits	9,436	6,492
Borrowings	1,041	1,755
Total interest expense	10,477	8,247

Net interest income	53,907	47,130
Provision for loan losses	385	500
Net interest income after provision for loan losses	53,522	46,630

OTHER INCOME:
Deposit service fees	1,586	1,441
Income from mortgage loans sold on the secondary market	1,889	1,289
SBA/USDA loan sale gains	908	661
Net mortgage servicing fees	193	197
Realized security gains	208	—
Other	1,169	675
Total other income	5,953	4,263

OTHER EXPENSE:
Salaries and employee benefits	22,743	20,064
Occupancy	4,069	3,640
Furniture and equipment	3,000	2,548
Data processing	2,717	2,503
Advertising	889	905
Professional service fees	2,100	1,575
Loan origination expenses and deposit and card related fees	1,546	1,166
Writedowns and losses on other real estate held for sale	212	182
FDIC insurance assessment	70	700
Communications	885	726
Transaction related expenses	—	2,951
Other	3,534	3,340
Total other expenses	41,765	40,300

Income before provision for income taxes	17,710	10,593
Provision for income taxes	3,860	2,226

NET INCOME	$13,850	$8,367

INCOME PER COMMON SHARE:
Basic	$1.29	$.94
Diluted	$1.29	$.94

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2019 and 2018

(Dollars in Thousands)

	December 31,
	2019	2018

Net income	$13,850	$8,367
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	1,816	(220)
Reclassification adjustment for securities gains included in net income	(208)	—
Tax effect	(338)	46
Net change in unrealized gains on available for sale securities	1,270	(174)

Defined benefit pension plan:
Net unrealized actuarial (loss) gain on defined benefit pension obligation	(243)	9
Amortization of net loss and settlement cost recognized in income	—	—
Tax effect	51	(6)
Changes from defined benefit pension plan	(192)	3
Other comprehensive loss, net of tax	1,078	(171)

Total comprehensive income	$14,928	$8,196

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2019 and 2018

(Dollars in Thousands)

				Accumulated
	Shares of	Common Stock		Other
	Common	and Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2017	6,294,930	$61,981	$19,711	$(292)	$81,400

Net income	—	—	8,367	—	8,367
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	(174)	(174)
Actuarial loss on defined benefit pension obligation	—	—	—	3	3
Total comprehensive income				(171)	8,196
Stock compensation	—	533	—	—	533
Restricted stock award vesting	45,630	—	—	—	—
Issuance of common stock:
FFNM acquisition	2,146,378	34,101	—	—	34,101
Capital Raise, net of costs of $2.05 million	2,225,807	32,451	—	—	32,451
Dividend on common stock	—	—	(4,612)	—	(4,612)

Balance, December 31, 2018	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income	—	—	13,850	—	13,850
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	1,270	1,270
Actuarial loss on defined benefit pension obligation	—	—	—	(192)	(192)
Total comprehensive income				1,078	14,928
Stock compensation	—	498	—	—	498
Restricted stock award vesting	35,967	—	—	—	—
Dividend on common stock	—	—	(5,576)	—	(5,576)

Balance, December 31, 2019	10,748,712	$129,564	$31,740	$615	$161,919

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

Years Ended December 31, 2019 and 2018

(Dollars in Thousands)

	For the year ended December 31,
	2019	2018
Cash Flows from Operating Activities:
Net income	$13,850	$8,367
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,880	2,607
Provision for loan losses	385	500
Deferred tax expense	1,374	874
Net realized security gains	(208)	—
(Gain) on sale of loans sold in the secondary market	(1,544)	(1,019)
Origination of loans held for sale in secondary market	(89,546)	(57,118)
Proceeds from sale of loans in the secondary market	86,926	58,137
Loss on sale other real estate held for sale	31	57
Writedown of other real estate held for sale	181	125
Stock compensation	498	533
Change in other assets	(10,934)	7,531
Change in other liabilities	3,704	37
Net cash provided by operating activities	7,597	20,631

Cash Flows from Investing Activities:
Net increase in loans	(17,649)	(6,148)
Net decrease in interest-bearing deposits in other financial institutions	3,157	5,807
Purchase of securities available for sale	(18,839)	(1,989)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	29,374	63,404
Capital expenditures	(2,737)	(2,549)
Cash paid for acquisitions and reimbursement of fees, net of cash acquired	—	4,768
Proceeds from sale of premises, equipment, and other real estate	1,867	2,190
Redemption of FHLB stock	—	—
Net cash provided by (used in) investing activities	(4,827)	65,483

Cash Flows from Financing Activities:
Net (decrease) increase in deposits	(21,860)	(27,389)
(Decrease) increase in fed funds purchased	3,320	2,905
Dividend on common stock	(5,576)	(4,612)
Proceeds from FHLB borrowing	25,000	—
Proceeds from common stock offering	—	32,451
Principal payments on borrowings	(17,985)	(62,738)
Net cash (used in) provided by financing activities	(17,101)	(59,383)

Net (decrease) increase in cash and cash equivalents	(14,331)	26,731
Cash and cash equivalents at beginning of period	64,157	37,426
Cash and cash equivalents at end of period	$49,826	$64,157
Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$10,320	$8,178
Income taxes	1,500	1,600

Business Combinations
Fair value of tangible assets acquired (noncash)	$—	$372,967
Goodwill and identifiable intangible assets acquired	—	20,192
Liabilities assumed	—	349,464
Shares of common stock issued	—	2,146,378

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale (net of adjustments made through the allowance for loan losses)	$1,629	$1,878
Transfers of Other Real Estate Held for Sale to Fixed Assets	$1,013	$—

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period.  These gains and losses for the period are shown as a component of other comprehensive income.  The accumulated gains and losses are reported as a component of equity, net of any tax effect.  At December 31, 2019, the balance in accumulated other comprehensive income consisted of unrealized gains on available for sales securities of $1.025 million (net of income tax of $.272 million) and actuarial losses on the defined benefit pension obligation of $.410 million (net of income tax of $.109 million). At December 31, 2018, the balance in accumulated other comprehensive income consisted of unrealized losses on available for sale securities of $.245 million (net of income tax of $.065 million) and actuarial losses on the defined benefit pension obligation of $.218 million (net of income tax of $.058 million).

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

The following shows the computation of basic and diluted earnings per share for the years ended December 31, 2019 and 2018 (dollars in thousands, except per share data):

	Year Ended December 31,
	2019	2018

(Numerator):
Net income	$13,850	$8,367

(Denominator):
Weighted average shares outstanding	10,737,653	8,891,967
Effect of restricted stock awards	19,854	29,691
Diluted weighted average shares outstanding	10,757,507	8,921,658
Income per common share:
Basic	$1.29	$.94
Diluted	$1.29	$.94

Income Taxes

Deferred income taxes have been provided under the balance sheet method.  Deferred tax assets and liabilities are determined based upon the difference between the financial statement and tax bases of assets and liabilities as measured by the enacted tax rates which will be in effect when these differences are expected to reverse. Deferred tax expense (benefit) is the result of changes in the deferred tax asset and liability.  A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred asset will not be realized.

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

Recent Developments

In February 2016, the FASB issued ASU 2016-02, Leases, which will supersede the current lease requirements in ASC 840.  The ASU requires lessees to recognize an asset with right of use and related lease liability for all leases, with a limited exception for short-term leases.  Leases will be classified as either finance or operating, with the classification affecting the pattern of expense recognition in the statement of operations.  Currently, leases are classified as either capital or operating, with only capital leases recognized on the balance sheet.  The reporting of lease related expenses in the statements of operations and cash flows will be generally consistent with the current guidance.  The new lease guidance is effective for the Corporation’s year ending December 31, 2019 and was applied using modified retrospective transition method to the beginning of the earliest period presented. The Corporation recognized right-of-use assets and lease liabilities of approximately $4.462 million, representing substantially all of its operating lease commitments.  The amount recognized will be impacted by assumptions around renewals and/or extensions.

In September 2016, the FASB issued ASU No. 2016-13, Financial Instruments – Credit Losses (Topic 326):  Measurement of Credit Losses on Financial Instruments (“ASU 2016-13”).  ASU 2016-13 changes how entities will measure credit losses for most financial assets and certain other instruments that are not measured at fair value through net income.

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Coporation’s consolidated financial condition and result of operations.  The Corporation has formed a cross-functional implementation team consisting of individuals from finance, credit and information systems.  A project plan and timeline has been developed and the implementation team meets regularly to assess the project status to ensure adherence to the timeline.   The implementation team has also been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes, and is finalizing the historical data collected to be utilized in the credit loss models.  The Corporation expects to recognize a cumulative effect adjustment to the openin balance of retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective.  The Corporation has not yet determined the magnitude of any such one-time adjustment or the potential impact of ASU 2016-13 on its condensed consolidated financial statements.  In October 2019 the Financial Accounting Standards Board (FASB) voted to defer the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for smaller reporting companies (as defined by the Securities Exchange Commission).  As the Corporation qualifies as a smaller reporting company, management plans to delay the implementation of CECL beyond 2020 and adjust the timetable of the various CECL implementation tasks.  Management believes that the Corporation will benefit from additional time to parallel testing and refine credit loss estimation models.

Reclassifications

Certain amounts in the 2018 consolidated financial statements have been reclassified to conform to the 2019 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Cash and cash equivalents in the amount of $31.451 million were restricted on December 31, 2019 to meet the reserve requirements of the Federal Reserve System.  In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks.  Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000.  Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2019

Corporate	$20,779	$160	$(1)	$20,938
US Agencies	14,450	47	(1)	14,496
US Agencies - MBS	34,063	492	(29)	34,526
Obligations of states and political subdivisions	37,382	630	—	38,012

Total securities available for sale	$106,674	$1,329	$(31)	$107,972

December 31, 2018

Corporate	$20,198	$24	$(158)	$20,064
US Agencies	16,198	5	(233)	15,970
US Agencies - MBS	32,974	124	(258)	32,840
Obligations of states and political subdivisions	47,828	341	(295)	47,874

Total securities available for sale	$117,198	$494	$(944)	$116,748

Following is information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2019

Corporate	$(1)	$2,502	$—	$—
US Agencies	—	—	(1)	500
US Agencies - MBS	(9)	6,966	(19)	1,233
Obligations of states and political subdivisions	—	—	(1)	115

Total securities available for sale	$(10)	$9,468	$(21)	$1,848

December 31, 2018
Corporate	(50)	$4,969	$(108)	$11,876
US Agencies	—	504	(233)	14,439
US Agencies - MBS	(73)	3,903	(185)	6,908
Obligations of states and political subdivisions	(29)	5,812	(266)	9,533

Total securities available for sale	$(152)	$15,188	$(792)	$42,756

There were 26 securities in an unrealized loss position in 2019 and 132 in 2018.  The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations.  The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2019	2018

Proceeds from sales and calls	$5,805	$48,649
Gross gains on sales and calls	208	—
Gross (losses) on sales and calls	—	—

The carrying value and estimated fair value of securities available for sale at December 31, 2019, by contractual maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$21,532	$21,575
Due after one year through five years	40,063	40,664
Due after five years through ten years	10,019	10,189
Due after ten years	997	1,018
Subtotal	72,611	73,446
US Agencies - MBS	34,063	34,526

Total	$106,674	$107,972

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties.  Securities with a market value of $26.407 million are pledged as collateral to the Federal Home Loan Bank and $4.487 million are pledged to certain customer relationships.  See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

The following is information pertaining to securities with gross unrealized losses at December 31, 2019 and 2018 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	1	$2,502	$(1)	—	$—	$—	1	$2,502	$(1)
US Agencies	—	—	—	1	500	(1)	1	500	(1)
US Agencies - MBS	10	6,966	(9)	13	1,233	(19)	23	8,199	(28)
Obligations of states and political subdivisions	—	—	—	1	115	(1)	1	115	(1)
Total	11	$9,468	$(10)	15	$1,848	$(21)	26	$11,316	$(31)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2018	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	3	$4,969	$(50)	5	$11,876	$(108)	8	$16,845	$(158)
US Agencies	1	504	—	6	14,439	(233)	7	14,943	(233)
US Agencies - MBS	20	3,903	(73)	33	6,908	(185)	53	10,811	(258)
Obligations of states and political subdivisions	19	5,812	(29)	45	9,533	(266)	64	15,345	(295)
Total	43	$15,188	$(152)	89	$42,756	$(792)	132	$57,944	$(944)

NOTE 4 — LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	2019	2018

Commercial real estate	$514,394	$496,207
Commercial, financial, and agricultural	211,023	191,060
Commercial construction	40,107	29,765
One to four family residential real estate	253,918	286,908
Consumer	21,238	20,371
Consumer construction	18,096	14,553

Total loans	$1,058,776	$1,038,864

The Corporation completed the acquisition of Peninsula Financial Corporation, (“PFC”), on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016, First Federal of Northern Michigan Bancorp, Inc. (“FFNM”) on May 18, 2018, and Lincoln Community Bank (“Lincoln”) on October 1, 2018.  The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million.  The FFNM impaired loans totaled $5.440 million and the Lincoln impaired loans totaled $1.901 million.  In 2019, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of accretable interest of approximately $.404 million. In 2018, The Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.546 million of accretable interest.

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

Loans acquired with deteriorated credit quality in the PFC transaction carried a balance of $1.718 million at December 31, 2019 and $2.369 million at December 31, 2018.

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

Loans acquired with deteriorated credit quality in the Eagle River transaction carried a balance of $1.716 million at December 31, 2019 and $1.963 million at December 31, 2018.

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

Loans acquired with deteriorated credit quality in the Niagara transaction carried a balance of $.075 million at December 31, 2019 and $.237 million at December 31, 2018.

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

Loans acquired with deteriorated credit quality in the FFNM transaction carried a balance of $5.119 million at December 31, 2019 and $7.720 million at December 31, 2018.

The table below details the outstanding balances of the Lincoln acquired portfolio and the acquisition fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(421)	—	(421)
Expected cash flows	1,480	37,700	39,180
Accretable yield	(140)	(493)	(633)
Carrying balance at acquisition date	$1,340	$37,207	$38,547

Loans acquired with deteriorated credit quality in the Lincoln transaction carried a balance of $.897 million at December 31, 2019 and $1.272 million at December 31, 2018.

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	(90)	—	(90)	(17)	(16)	(33)
Reclassification from nonaccretable difference	67	—	67	13	—	13
Balance, December 31, 2019	$105	$—	$105	$209	$—	$209

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	(30)	(69)	(99)	(214)	(1,493)	(1,707)
Reclassification from nonaccretable difference	23	—	23	161	—	161
Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(128)	(178)	(306)	(479)	(1,756)	(2,235)
Reclassification from nonaccretable difference	96	—	96	360	—	360
Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2018 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$149	$—	$149	$218	$603	$821
Accretion	(86)	—	(86)	(22)	(587)	(609)
Reclassification from nonaccretable difference	65	—	65	17	—	17
Balance, December 31, 2018	$128	$—	$128	$213	$16	$229

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$38	$281	$319	$—	$—	$—
Acquisition	—	—	—	700	4,498	5,198
Accretion	(48)	(212)	(260)	(515)	(1,052)	(1,567)
Reclassification from nonaccretable difference	36	—	36	386	—	386
Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2017	$—	$—	$—	$405	$884	$1,289
Acquisition	140	493	633	840	4,991	5,831
Accretion	—	(51)	(51)	(671)	(1,902)	(2,573)
Reclassification from nonaccretable difference	—	—	—	504	—	504
Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2019 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183
Charge-offs	(27)	(103)	—	(152)	—	(228)	—	(510)
Recoveries	159	4	2	49	—	36	—	250
Provision	(625)	648	(32)	52	5	197	140	385
Ending balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308

Loans:
Ending balance	$514,394	$211,023	$40,107	$253,918	$18,096	$21,238	$—	$1,058,776
Ending balance ALLR	(1,189)	(1,197)	(71)	(148)	(11)	(13)	(2,679)	(5,308)
Net loans	$513,205	$209,826	$40,036	$253,770	$18,085	$21,225	$(2,679)	$1,053,468

Ending balance ALLR:
Individually evaluated	$497	$770	$—	$—	$—	$—	$—	$1,267
Collectively evaluated	692	427	71	148	11	13	2,679	4,041
Total	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308

Ending balance Loans:
Individually evaluated	$2,374	$1,475	$—	$—	$—	$—	$—	$3,849
Collectively evaluated	507,702	207,194	39,734	251,998	18,096	21,229	—	1,045,953
Acquired with deteriorated credit quality	4,318	2,354	373	1,920	—	9	—	8,974
Total	$514,394	$211,023	$40,107	$253,918	$18,096	$21,238	$—	$1,058,776

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2018 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,650	$576	$54	$160	$6	$10	$2,623	$5,079
Charge-offs	(198)	(132)	—	(230)	—	(156)	—	(716)
Recoveries	55	164	2	64	—	35	—	320
Provision	175	40	45	205	—	119	(84)	500
Ending balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183

Loans:
Ending balance	$496,207	$191,060	$29,765	$286,908	$14,553	$20,371	$—	$1,038,864
Ending balance ALLR	(1,682)	(648)	(101)	(199)	(6)	(8)	(2,539)	(5,183)
Net loans	$494,525	$190,412	$29,664	$286,709	$14,547	$20,363	$(2,539)	$1,033,681

Ending balance ALLR:
Individually evaluated	$486	$340	$—	$—	$—	$—	$—	$826
Collectively evaluated	1,196	308	101	199	6	8	2,539	4,357
Total	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183

Ending balance Loans:
Individually evaluated	$2,148	$577	$—	$—	$—	$—	$—	$2,725
Collectively evaluated	491,282	189,023	29,399	285,677	14,336	20,329	—	1,030,046
Acquired with deteriorated credit quality	2,777	1,460	366	1,231	217	42	—	6,093
Total	$496,207	$191,060	$29,765	$286,908	$14,553	$20,371	$—	$1,038,864

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

Commercial construction loans in the amount of $3.525 million and $7.585 million at December 31, 2019, and 2018, respectively did not receive a specific risk rating.  These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2019 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,979	$17,516	$228,962	$248,177	$4,468	$5,292	$—	$—	$514,394
Commercial, financial and agricultural	15,126	4,510	70,748	115,229	930	4,480	—	—	211,023
Commercial construction	—	292	6,390	28,893	400	607	—	3,525	40,107
One-to-four family residential real estate	40	2,145	4,937	15,168	634	2,632	—	228,362	253,918
Consumer construction	—	—	—	—	—	—	—	18,096	18,096
Consumer	—	158	250	640	—	41	—	20,149	21,238

Total loans	$25,145	$24,621	$311,287	$408,107	$6,432	$13,052	$—	$270,132	$1,058,776

Below is a breakdown of loans by risk category as of December 31, 2018 (dollars in thousands)

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,564	$22,265	$189,898	$257,627	$5,993	$10,860	$—	$—	$496,207
Commercial, financial and agricultural	8,077	8,678	72,466	97,441	2,269	2,129	—	—	191,060
Commercial construction	734	706	6,844	12,244	829	823	—	7,585	29,765
One-to-four family residential real estate	70	2,873	6,941	15,711	2,095	4,757	—	254,461	286,908
Consumer construction	—	—	—	200	50	11	—	14,292	14,553
Consumer	19	236	625	1,156	42	77	—	18,216	20,371

Total loans	$18,464	$34,758	$276,774	$384,379	$11,278	$18,657	$—	$294,554	$1,038,864

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
December 31, 2019

Commercial real estate	$4,318	$2,374	$6,692	$7,937	$497
Commercial, financial and agricultural	2,354	1,475	3,829	4,892	770
Commercial construction	373	—	373	386	—
One to four family residential real estate	1,920	—	1,920	2,881	—
Consumer construction	—	—	—	—	—
Consumer	9	—	9	33	—
Total	$8,974	$3,849	$12,823	$16,129	$1,267

December 31, 2018
Commercial real estate	$2,777	$2,148	$4,925	$10,740	$486
Commercial, financial and agricultural	1,460	577	2,037	2,249	340
Commercial construction	366	—	366	1,132	—
One to four family residential real estate	1,231	—	1,231	4,136	—
Consumer construction	217	—	217	—	—
Consumer	42	—	42	55	—
Total	$6,093	$2,725	$8,818	$18,312	$826

	Individually Evaluated Impaired Loans
	December 31, 2019		December 31, 2018
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$8,374	$301	$5,024	$410
Commercial, financial and agricultural	1,144	2	374	26
Commercial construction	396	—	383	13
One to four family residential real estate	3,508	219	2,879	203
Consumer construction	—	—	9	—
Consumer	44	2	38	4
Total	$13,466	$524	$8,707	$656

A summary of past due loans at December 31, is as follows (dollars in thousands):

	December 31,				December 31,
	2019				2018
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$1,055	$—	$671	$1,726	$298	$—	$1,700	$1,998
Commercial, financial and agricultural	829	—	527	1,356	398	—	320	718
Commercial construction	59	—	105	164	112	—	266	378
One to four family residential real estate	4,357	11	3,850	8,218	5,456	18	2,725	8,199
Consumer construction	—	—	—	—	—	—	—	—
Consumer	83	—	19	102	108	5	43	156

Total past due loans	$6,383	$11	$5,172	$11,566	$6,372	$23	$5,054	$11,449

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

There were four new troubled debt restructuring that occurred during the year ended December 31, 2019 with a balance of $1.952 million, and  no new troubled debt restructurings for the year ended December 31, 2018.  There are no existing troubled debt restructurings that have defaulted as of December 31, 2019 and 2018.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	2019	2018

Loans outstanding, January 1	$9,817	$10,037
New loans	1,872	660
Net activity on revolving lines of credit	1,200	(245)
Change in status of insiders	(289)	-
Repayment	(404)	(635)
Loans outstanding at end of period	$12,196	$9,817

There were no loans to related-parties classified substandard as of December 31, 2019 and 2018.  In addition to the outstanding balances above, there were unfunded commitments of $.005 million to related parties at December 31, 2019.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2019	2018

Land	$4,349	$4,417
Buildings and improvements	26,711	23,283
Furniture, fixtures, and equipment	15,483	13,428
Construction in progress	1,555	540
Total cost basis	48,098	41,668
Less - accumulated depreciation	24,490	18,885

Net book value	$23,608	$22,783

Depreciation of premises and equipment charged to operating expenses amounted to $2.684 million in 2019 and $2.432 million in 2018.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2019	2018

Balance, January 1	$3,119	$3,558
Other real estate transferred from loans due to foreclosure	1,629	1,878
Other real estate acquired in business combinations	—	263
Proceeds from other real estate sold/ principal reduction	(1,329)	(2,398)
Transfer to premise and equipment	(1,013)	—
Writedowns of other real estate held for sale	(181)	(125)
Gain (loss) on sale of other real estate held for sale	(31)	(57)

Total other real estate held for sale	$2,194	$3,119

Foreclosed residential real estate property of $.495 million is included in other real estate as of December 31, 2019.  The recorded investment in consumer mortgage loans secured by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdictions was $19,000 as of December 31, 2019.

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2019	2018

Noninterest bearing deposits	$287,611	$241,556
NOW, money market, interest checking	373,165	368,890
Savings	109,548	111,358
CDs <$250,000	233,956	225,236
CDs >$250,000	12,775	13,737
Brokered	58,622	136,760

Total deposits	$1,075,677	$1,097,537

Maturities of non-brokered time deposits outstanding at December 31, 2019 are as follows (dollars in thousands):

2020	$166,013
2021	47,899
2022	15,219
2023	9,312
2024	7,640
Thereafter	648

Total	$246,731

NOTE 8 — GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands).  During 2019, the Corporation recorded period adjustments to both FFNM and Lincoln goodwill as it concluded its business combination and purchase accounting.  Adjustments for the FFNM transaction resulted in an increase in the deferred tax asset of $1.950 million, an increase to MSRs of $.500 million and a decrease in goodwill of $2.450 million.  Adjustments for the Lincoln transaction resulted in a decrease in the deferred tax liability of $.163 million, and a corresponding decrease in goodwill.

		Deposit Based
	Goodwill	Intangible
	Balance	Initial Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,628	2,894
Lincoln	1,252	1,353
Total	$19,574	$6,746

	Deposit Based
	Intangible	December 31, 2019	Future Annual
	December 31, 2019	Amortization	Amortization
	Balance	Expense	Expense
Peninsula	$594	$121	$121
Eagle River	629	99	99
Niagara	200	30	30
FFNM	2,436	299	290
Lincoln	1,184	128	135
Total	$5,043	$677	$675

	Deposit Based
	Intangible	2018
	December 31, 2018	Amortization
	Balance	Expense
Peninsula	$714	$121
Eagle River	728	99
Niagara	230	30
FFNM	2,735	159
Lincoln	1,313	41
Total	$5,720	$450

The deposit based intangible is reported net of accumulated amortization at $5.043 million at December 31, 2019, compared to $5.720 million at December 31, 2018. Amortization expense in 2019 is $.677 million compared to $.450 million in 2018.  Amortization expense for the next five years is expected to be at $.675 million per year.

NOTE 9 – SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of December 31, 2019, the Corporation had rights to service $255.757 million of residential first mortgage loans.

The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 13.65% and a discount rate of 8.66% for December 31, 2019, which resulted in a fair value of $2.159 million.  In 2018, the fair value was $2.898 million.

The following summarizes the fair value and net present value of the mortgage servicing rights capitalized and amortized. There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2019	2018
Balance at beginning of period	$1,144	$1,033
Final purchase accounting entry for FFNM	500	18
Additions from loans sold with servicing retained	95	—
Acquired MSRs	—	539
Amortization	(240)	(446)

Balance at end of period (included in Other Assets)	$1,499	$1,144
Balance of loan servicing portfolio	$255,757	$293,771
Mortgage servicing rights as % of portfolio	0.59%	0.39%
Fair value of servicing rights	$2,159	$2,898

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold that were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at December 31, 2019 and December 31, 2018 was approximately $41 million and $44 million, respectively. The Corporation valued these servicing rights at $218,000  as of December 31, 2019 and $80,000 at December 31, 2018.  This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	2019	2018
Federal Home Loan Bank fixed rate advances	$64,148	$57,060
USDA Rural Development note	403	476
	$64,551	$57,536

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.63% and mature in 2020, 2021, 2023, 2024, and 2026.  They are collateralized at December 31, 2019 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $54.918 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $26.028 million and $26.407 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policies of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 2019.

The Corporation currently has one correspondent banking borrowing relationship.  The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at December 31, 2019.  The line of credit bears interest at a rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires on April 30, 2020. LIBOR was 1.91% at December 31, 2019.  The Corporation previously had a term note as part of this relationship that was paid in full during the second quarter of 2018.  The relationship is secured by all of the outstanding common stock of mBank.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024.  It is collateralized by loans totaling $.403 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.456 million, and guaranteed by the Corporation.

Maturities and principal payments of borrowings outstanding at December 31, 2019 are as follows (dollars in thousands):

2020	$10,968
2021	25,114
2022	80
2023	308
2024	25,081
Thereafter	3,000

Total	$64,551

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2019	2018
Current tax expense	$2,505	$1,352
Deferred tax expense	1,355	874

Provision for income taxes	$3,860	$2,226

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2019	2018
Tax expense at statutory rate	$3,719	$2,225
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(110)	(97)
Nondeductible transaction expenses	—	138
Other	251	(40)

Provision for income taxes, as reported	$3,860	$2,226

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2019	2018
Deferred tax assets:
NOL carryforward	$2,147	$2,634
Allowance for loan losses	1,144	1,078
Alternative Minimum Tax Credit	—	—
OREO	177	168
Tax credit carryovers	—	140
Deferred compensation	253	307
Pension liability	109	221
Stock compensation	75	92
Unrealized loss on securities	—	99
Purchase accounting adjustments	1,507	2,206
Lease liability	980	—
Other	894	808

Total deferred tax assets	7,286	7,753

Deferred tax liabilities:
Core deposit premium	(1,108)	(1,256)
FHLB stock dividend	(73)	(73)
Depreciation	—	(101)
Mortgage servicing rights	—	61
Right of use asset	(980)	—
Unrealized gain on securities	(272)	—
Other	(707)	(621)
Total deferred tax liabilities	(3,140)	(1,990)

Net deferred tax asset	$4,146	$5,763

The Corporation has reported net deferred tax assets of $4.146 million at December 31, 2019.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of December 31, 2019 had a net operating loss carryforwards for tax purposes of approximately $10.2 million.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2019.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable included in other assets during 2018.  The net operating loss carryforwards expire twenty years from the date they originated.  These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

NOTE 12 — OPERATING LEASES

The Corporation currently maintains five operating leases for branch locations in Birmingham, Manistique, Marquette, Negaunee and Traverse City.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

Years Ending	Related Party	Unrelated Party
December 31	Amount	Amount
2020	$467	$244
2021	477	120
2022	486	82
2023	496	—
2024	506	—
Thereafter	2,081	—
Total	$4,513	$446

Rent expense for all operating leases amounted to $1.132 million in 2019 and $1.096 million in 2018.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan.  Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan.  Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan.  In addition, the Corporation may make discretionary contributions into the plan.  Retirement plan contributions charged to operations totaled $.370 million and $.400 million in 2019 and 2018 respectively.

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan.  Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan.  The benefits are based on years of service and the employee’s compensation at the time of retirement.  The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants. Expected contributions to the Plan in 2020 are $139,000.

The anticipated distributions over the next five years and through December 31, 2029 are detailed in the table below (dollars in thousands):

2020	$131
2021	129
2022	137
2023	143
2024	141
2025-2029	869
Total	$1,550

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

	2019	2018
Change in benefit obligation:
Benefit obligation, beginning of year	$2,991	$3,332
Interest cost	117	109
Actuarial (gain) loss	469	(316)
Benefits paid	(130)	(134)
Benefit obligation at end of year	3,447	2,991
Change in plan assets:
Fair value of plan assets, beginning of year	1,987	2,191
Actual return on plan assets	381	(134)
Employer contributions	22	64
Benefits paid	(131)	(134)
Fair value of plan assets at end of year	2,259	1,987

Funded status, included with other liabilities	$(1,188)	$(1,004)

Net pension costs included in the Corporation’s results of operations was immaterial.

Assumptions in the actuarial valuation were:

	2019	2018
Weighted average discount rate	2.92%	4.02%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation, which was in place at both December 31, 2019 and December 31, 2018:

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation.  This plan was discontinued and no longer applies to current officers and directors.  A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into.  The liability may change depending upon changes in long-term interest rates.  The liability at December 31, 2019 and 2018, for vested benefits under this plan, was $51,000 and $82,000, respectively.  These benefits were originally contracted to be paid over a ten to fifteen-year period.  The final payment is scheduled to occur in 2023.  The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants.  The cash surrender value of the policies was $1.498 million and $1.443 million at December 31, 2019 and 2018, respectively.

Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2019 and 2018, for vested benefits under this plan was $.757 million and $.900 million, respectively.  The bank owned life insurance policy as of December 31, 2019 and 2018 had cash surrender values of $1.773 million and $1.760 million, respectively.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

First Federal of Northern Michigan, acquired in May 2018 had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan.  The liability for this plan at December 31, 2019, for vested benefits under this plan was $.343 million.  The bank owned life insurance policy as of December 31, 2019 had a cash surrender value of $5.320 million.  This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

Deferred compensation expense for the three plans was $99,000 and $92,000 for 2019 and 2018 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of December 31, 2019, the Corporation is well capitalized.

The tables below do not include the 2.5% capital conservation buffer requirement.  A bank with a capital conservation buffer greater than 2.5% of risk-weighted assets would not be restricted by payout limitations.  However, if the 2.5% threshold is not met, the Bank would be subject to increasing limitations on capital distributions and discretionary bonus payments to executive officers as the capital conservation buffer approaches zero.  The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2019 are as follows (dollars in thousands):

				Minimum for Capital
	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio
Total capital to risk weighted assets:
Consolidated	$138,263	13.2%	>	$83,696	>	8.0%	>	N/A	N/A
mBank	$136,578	13.1%	>	$83,681	>	8.0%	>	$104,601	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$132,955	12.7%	>	$62,772	>	6.0%	>	N/A	N/A
mBank	$131,311	12.6%	>	$62,761	>	6.0%	>	$83,681	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$132,955	12.7%	>	$47,079	>	4.5%	>	N/A	N/A
mBank	$131,311	12.6%	>	$47,071	>	4.5%	>	$67,991	6.5%

Tier 1 capital to average assets:
Consolidated	$132,955	10.1%	>	$52,724	>	4.0%	>	N/A	N/A
mBank	$131,311	10.0%	>	$52,728	>	4.0%	>	$65,910	5.0%

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2018 are as follows (dollars in thousands):

				Minimum for Capital
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

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
February, 2016	35,733	9.91	4 years
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years
April, 2018	8,000	16.00	Immediate
February, 2019	27,790	15.70	4 years
October, 2019	8,000	15.40	Immediate

On August 31, 2016, the Corporation issued 37,125 shares of its common stock for vested RSAs.  In March 2016, the Corporation issued 22,626 shares of its common stock for vested RSAs.  In the first quarter of 2017, the Corporation issued 31,559 shares of its common stock for vested RSAs. In 2018, the Corporation issued 46,666 shares of its common stock for vested RSAs. In 2019, the Corporation issued 35,967 shares for vested RSAs.

The Corporation recognized annual compensation expense of $.498 million in 2019 and $.533 million in 2018.  Unrecognized compensation expense at the end of 2019 was $.635 million.

A summary of changes in our nonvested awards for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2019	69,322	$12.79
Granted during the period	35,790	15.70
Vested during the period	(35,967)	12.09
Nonvested balance at December 31, 2019	69,145	$14.52

NOTE 18 — SHAREHOLDERS’ EQUITY

The Corporation currently has a share repurchase program.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publicly announced of $600,000 on February 27, 2013, $600,000 on December 17, 2013 and an additional $750,000 on April 28, 2015.  None of these authorizations has an expiration date. As of December 31, 2019, $25,000 of the total authorization was available for future purchases.

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

	2019	2018

Commitments to extend credit:
Variable rate	$106,278	$88,862
Fixed rate	50,796	54,434
Standby letters of credit - Variable rate	5,441	7,208
Credit card commitments - Fixed rate	5,841	5,107

	$168,356	$155,611

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

Legal Proceedings and Contingencies

At December 31, 2019, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business.  In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at December 31, 2019 represents $141.965 million, or 18.54%, compared to $150.251 million, or 20.95%, of the commercial loan portfolio on December 31, 2018.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture, and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics.  Loans are segregated by type such as commercial, residential mortgage, and other consumer.  The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan using an exit notion as of December 31, 2019.  As of December 31, 2018 an entrance price was used to measure the fair value of loans.

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

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2019		December 31, 2018
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$49,826	$49,826	$64,157	$64,157
Interest-bearing deposits	Level 2	10,295	10,295	13,452	13,452
Securities available for sale	Level 2	106,569	106,569	115,260	115,260
Securities available for sale	Level 3	1,403	1,403	1,488	1,488
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,053,468	1,055,985	1,033,681	1,013,214
Accrued interest receivable	Level 3	3,751	3,751	3,005	3,005

Total financial assets		$1,230,236	$1,232,753	$1,235,967	$1,215,500

Financial liabilities:
Deposits	Level 2	$1,075,677	$1,044,267	$1,097,537	$1,047,709
Borrowings	Level 2	64,551	64,403	57,536	56,771
Accrued interest payable	Level 3	569	569	391	391

Total financial liabilities		$1,140,797	$1,109,239	$1,155,464	$1,104,871

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2019 and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at December 31, 2019 and 2018 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.”  The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Balance at	for Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)
Assets

Corporate	$20,938	$—	$20,438	$500
US Agencies	14,496	—	14,496	—
US Agencies - MBS	34,526	—	34,526	—
Obligations of state and political subdivisions	38,012	—	37,024	903
	$107,972

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable
	Balance at	for Identical Assets	Inputs	Inputs
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)
Assets

Corporate	$20,064	$—	$19,564	$500
US Agencies	15,970	—	15,970	—
US Agencies - MBS	32,840	—	32,840	—
Obligations of state and political subdivisions	47,874	—	46,886	988
	$116,748

The Corporation had no other Level 3 assets or liabilities on a recurring basis as of December 31, 2019.

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

The table below shows the activity in level three assets for the years ended, December 31, 2019 and 2018 (dollars in thousands):

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2019
Corporate	$500	$—	$—	$—	$—	$—	$500
Obligations of state and political subdivisions	988	—	—	—	—	—	988

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2018
Corporate	$500	$—	$—	$—	$—	$—	$500
Obligations of state and political subdivisions	1,000	—	—	(12)	—	—	988

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Impaired loans	$12,823	$—	$—	$12,823	$280
Other real estate held for sale	2,194	—	—	2,194	212
					$492

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2018

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2018	(Level 1)	(Level 2)	(Level 3)	December 31, 2018
Assets

Impaired loans	$8,818	$—	$—	$8,818	$198
Other real estate held for sale	3,119	—	—	3,119	182
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

NOTE 21 — BUSINESS COMBINATIONS

First Federal of Northern Michigan Bancorp, Inc.

The Corporation completed its acquisition of First Federal of Northern Michigan Bancorp, Inc. in May 2018.  FFNM had seven branch offices, one of which was consolidated into an existing mBank branch shortly after consummation of the transaction. Total assets of FFNM as of May 18, 2018 were $318 million, including total loans of $192 million. Deposits garnered in the acquisition the majority of which are core deposits, totaled $254 million. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  As consideration in the acquisition, the Corporation issued 2,146,378 new shares, approximating $34.101 million.  The Corporation recorded deposit based intangibles of $2.894 million and goodwill of $12.628 million.  In the first quarter of 2019, the Corporation concluded the business combination and purchase accounting based on the final tax returns and deferred tax calculations of FFNM.  As a result, the purchase price allocation has been updated to reflect changes with an increase in the deferred tax asset on $1.950 million, an increase to the MSRs of $.500 million, and a decrease in goodwill of $2.450 million.

The table below highlights the allocation of purchase price for the FFNM acquisition after the above mentioned adjustments (dollars in thousands, except per share data):

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

Lincoln Community Bank

The Corporation completed its acquisition of Lincoln Community Bank on October 1, 2018.  Lincoln had two branch offices, one of which was subsequently closed in 2018, and total assets of $60 million. The results of operations due to the merger have been included in the Corporation’s results since the acquisition date.  The merger was effected with a cash payment of $8.500 million.  In the first quarter of 2019, the Corporation made adjustments to the business combination and purchase accounting based on additional tax provision information.  As a result, the purchase price allocation has been updated to reflect changes with a decrease in the deferred tax liability of $.163 million and a decrease in goodwill of $.163 million.  In the third quarter of 2019, the Corporation concluded the business combination and purchase accounting for the Lincoln acquisition.  There were no further purchase accounting adjustments made.

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

NOTE 23 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2019 and 2018

(Dollars in Thousands)

	2019	2018

ASSETS
Cash and cash equivalents	$490	$2,470
Investment in subsidiaries	157,156	146,516
Other assets	5,764	4,306

TOTAL ASSETS	$163,410	$153,292

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other borrowing	—	—
Other liabilities	1,491	1,223
Total liabilities	1,491	1,223
Shareholders’ equity:
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares
Issued and outstanding - 10,748,712 and 10,712,745 shares respectively	129,564	129,066
Retained earnings	31,740	23,466
Accumulated other comprehensive income	615	(463)

Total shareholders’ equity	161,919	152,069

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$163,410	$153,292

STATEMENTS OF OPERATIONS

Years Ended December 31, 2019 and 2018

(Dollars in Thousands)

	2019	2018
INCOME:
Interest income	$—	$1
Miscellaneous income	1	17

Total income	$1	$18

EXPENSES:
Interest expense on borrowings	—	320
Salaries and benefits	858	835
Professional service fees	301	242
Transaction related expenses	—	814
Other	376	350

Total expenses	1,535	2,561

Loss before income taxes and equity in net income of subsidiaries	(1,534)	(2,543)

Provision for (benefit of) income taxes	(322)	(534)

Loss before equity in net income of subsidiaries	(1,212)	(2,009)

Equity in net income of subsidiaries	15,062	10,376

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$13,850	$8,367

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2019 and 2018

(Dollars in Thousands)

	2019	2018

Cash Flows from Operating Activities:
Net income	$13,850	$8,367
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of subsidiaries	(15,062)	(10,376)
Increase in capital from stock based compensation	498	533
Change in other assets	(1,458)	1,043
Change in other liabilities	268	365
Net cash provided by (used in) operating activities	(1,904)	(68)

Cash Flows from Investing Activities:
Investments in subsidiaries	5,500	2,000
Net cash paid in acquisitions	—	(8,500)
Net cash provided by (used in) investing activities	5,500	(6,500)

Cash Flows from Financing Activities:
Increase on term borrowing	—	—
Principal payments on term borrowings	—	(18,999)
Net activity on line of credit	—	—
Repurchase of common stock	—	—
Dividend on common stock	(5,576)	(4,612)
Net cash from capital raise	—	32,451
Net cash provided by (used in) financing activities	(5,576)	8,840

Net increase (decrease) in cash and cash equivalents	(1,980)	2,272
Cash and cash equivalents at beginning of period	2,470	198

Cash and cash equivalents at end of period	$490	$2,470

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2019, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on this assessment, management concludes that, as of December 31, 2019, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

Our independent registered public accounting firm also attested to, and reported on, the Company’s Internal Control over Financial Reporting.  Management’s report and the independent registered public accounting firm’s report are included in Item 8 of this Annual Report on Form 10-K.

Item 9B.Other Information

None.

PART III

Item 10.Directors, Executive Officers, and Corporate Governance

The information set forth under the captions “Information About Directors and Nominees,” “Director Independence,” “Board of Directors and Committees,” “Indebtedness and Transactions with Management,” and “Section 16(a) Beneficial Ownership Reporting Compliance” in the Corporation’s definitive Proxy Statement for its 2020 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2019 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance.  All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock based compensation plans approved by security holders:
Issued and outstanding:
Restricted stock awards - February 2016	7,413	—	—
Restricted stock awards - February 2017	13,149	—	—
Restricted stock awards - February 2018	12,793	—	—
Restricted stock awards - February 2019	27,790
Shares available for future issuance	—	—	208,310

Total	61,145	$—	208,310

Item 13.Certain Relationships, Related Transactions and Director Independence

Information relating to certain relationships and related transactions is contained under the caption “Indebtedness of and Transactions with Management” in the Corporation’s Proxy Statement and is incorporated herein by reference.

Additional information is contained under the captions “Information about Directors and Nominees and “Board of Directors Meetings and Committees” within the Corporation’s Proxy Statement and is incorporated herein by reference.

Item 14.Principal Accountant Fees and Services

Information relating to principal accountant fees and services is contained under the caption “Principal Accountant Fees and Services” in the Corporation’s Proxy Statement and is incorporated herein by reference.

PART IV

Item 15.Exhibits and Financial Statement Schedules

(commission file number for all incorporated documents:  000-20167)

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

3.Exhibits

The exhibits required to be filed as part of this Form 10-K are listed in the attached Exhibit Index.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of January 16, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	1/19/2018
2.2	First Amendment to Agreement and Plan of Merger Dated as of February 8, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	2/13/2018
2.3	Merger Agreement, dated as of May 18, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	99.1	5/18/2018
2.4	Merger Agreement, dated as of October 1, 2018, by and among Mackinac Financial Corporation and Lincoln Community Bank.	8-K	000-20167	99.1	10/01/2018
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014
4.1	Description of Securities					*
10.1	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014

10.2	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.3	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Paul D. Tobias**	10-K	000-20167	10.3	3/15/2018
10.4	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Kelly W. George**	10-K	000-20167	10.4	3/15/2018
10.5	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Jesse A. Deering **	10-K	000-20167	10.5	3/15/2018
10.6	Form of Restricted Stock Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**					*
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante & Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*
32.1	Section 1350 Chief Executive Officer Certification					*
32.2	Section 1350 Chief Financial Officer Certification					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document***					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***					*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***					*

*     Filed herewith.

**   Management compensatory plan, contract, or arrangement.

*** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 12, 2020.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2020, by the following persons on behalf of the Corporation and in the capacities indicated.  Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Jesse A. Deering, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

Signature

/s/ Paul D. Tobias	/s/ Jesse A. Deering
Paul D. Tobias — Chairman,	Jesse A. Deering — Executive Vice President/Chief Financial Officer
Chief Executive Officer & Director	(principal financial and accounting officer)
(principal executive officer)

/s/ Walter J. Aspatore	/s/ Joseph D. Garea
Walter J. Aspatore - Director	Joseph D. Garea — Director

/s/ Robert E. Mahaney	/s/ Robert H. Orley
Robert E. Mahaney — Director	Robert H. Orley - Director

/s/ Dennis B. Bittner	/s/ Randolph C. Paschke
Dennis B. Bittner — Director	Randolph C. Paschke — Director

/s/ Kelly W. George	/s/ Martin Thomson
Kelly W. George — President & Director	Martin Thomson — Director

/s/ David R. Steinhardt
David R. Steinhardt — Director