Form 10-Q
period 2020-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2020-05-11
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C.  20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Yes  ☐     No  ☒

As of May 11, 2020, there were outstanding 10,533,589 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Cash and due from banks	$97,041	$49,794
Federal funds sold	31	32
Cash and cash equivalents	97,072	49,826

Interest-bearing deposits in other financial institutions	8,825	10,295
Securities available for sale	114,734	107,972
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	760,357	765,524
Mortgage	263,445	272,014
Consumer	20,375	21,238
Total Loans	1,044,177	1,058,776
Allowance for loan losses	(5,292)	(5,308)
Net loans	1,038,885	1,053,468

Premises and equipment	24,522	23,608
Other real estate held for sale	2,228	2,194
Deferred tax asset	3,154	3,732
Deposit based intangibles	4,874	5,043
Goodwill	19,574	19,574
Other assets	37,589	39,433

TOTAL ASSETS	$1,356,381	$1,320,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$278,191	$287,611
NOW, money market, interest checking	369,003	373,165
Savings	109,818	109,548
CDs<$250,000	227,924	233,956
CDs>$250,000	14,152	12,775
Brokered	96,293	58,622
Total deposits	1,095,381	1,075,677

Federal funds purchased	22,790	6,225
Borrowings	67,120	64,551
Other liabilities	11,030	11,697
Total liabilities	1,196,321	1,158,150

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,533,589 and 10,748,712 respectively	127,003	129,564
Retained earnings	33,316	31,740
Accumulated other comprehensive income (loss)
Unrealized gains on available for sale securities	151	1,025
Minimum pension liability	(410)	(410)
Total shareholders’ equity	160,060	161,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,356,381	$1,320,069

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2020	2019
	(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$14,613	$14,595
Tax-exempt	74	47
Interest on securities:
Taxable	621	703
Tax-exempt	87	98
Other interest income	270	385
Total interest income	15,665	15,828

INTEREST EXPENSE:
Deposits	1,927	2,354
Borrowings	341	238
Total interest expense	2,268	2,592

Net interest income	13,397	13,236
Provision for loan losses	100	100
Net interest income after provision for loan losses	13,297	13,136

OTHER INCOME:
Deposit service fees	403	406
Income from mortgage loans sold on the secondary market	538	312
SBA/USDA loan sale gains	710	125
Net mortgage servicing fees	259	120
Other	27	154
Total other income	1,937	1,117

OTHER EXPENSE:
Salaries and employee benefits	6,051	5,435
Occupancy	1,124	1,081
Furniture and equipment	802	718
Data processing	825	709
Advertising	212	309
Professional service fees	498	434
Loan origination expenses and deposit and card related fees	381	179
Writedowns and losses on other real estate held for sale	3	28
FDIC insurance assessment	150	134
Communications	213	228
Other	1,113	989
Total other expenses	11,372	10,244

Income before provision for income taxes	3,862	4,009
Provision for income taxes	811	842

NET INCOME	$3,051	$3,167

INCOME PER COMMON SHARE:
Basic	$0.28	$0.30
Diluted	$0.28	$0.30

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Net income	$3,051	$3,167
Other comprehensive income
Change in securities available for sale:
Unrealized (losses) gains arising during the period	(1,106)	973
Tax effect	232	(315)
Net change in unrealized gains on available for sale securities	(874)	658

Total comprehensive income	$2,177	$3,825

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,748,712	$129,564	$31,740	$615	$161,919

Net income for period	—	—	3,051	—	3,051
Other comprehensive income
Net unrealized loss on securities available for sale	—	—	—	(874)	(874)
Total comprehensive income	—	—	3,051	(874)	2,177
Stock compensation	—	168	—	—	168
Issuance of common stock:
Restricted stock award vesting	25,521	—	—	—	—
Repurchase of common stock	(240,644)	(2,729)	—	—	(2,729)
Dividend on common stock	—	—	(1,475)	—	(1,475)

Balance, end of period	10,533,589	$127,003	$33,316	$(259)	$160,060

	Three Months Ended
	March 31,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income for period	—	—	3,167	—	3,167
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	658	658
Total comprehensive income	—	—	3,167	658	3,825
Stock compensation	—	138	—	—	138
Issuance of common stock:
Restricted stock award vesting	27,967	—	—	—	—
Dividend on common stock	—	—	(1,286)	—	(1,286)

Balance, end of period	10,740,712	$129,204	$25,347	$195	$154,746

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$3,051	$3,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	687	618
Provision for loan losses	100	100
Deferred tax expense, net	456	324
Gain on sale of loans sold in the secondary market	(447)	(258)
Origination of loans held for sale in the secondary market	(18,997)	(13,604)
Proceeds from sale of loans in the secondary market	16,900	13,862
Loss on sale of other real estate held for sale		28
Writedown of other real estate held for sale	3	—
Stock compensation	168	138
Change in other assets	2,090	(2,386)
Change in other liabilities	(667)	3,351
Net cash provided by operating activities	3,344	5,340

Cash Flows from Investing Activities:
Net decrease (increase) in loans	17,200	(9,291)
Net decrease in interest bearing deposits in other financial institutions	1,470	740
Purchase of securities available for sale	(17,873)	—
Proceeds from maturities, sales, calls or paydowns of securities available for sale	9,988	4,306
Capital expenditures	(1,584)	(346)
Proceeds from sale of other real estate, premises and fixed assets	67	415
Net cash (used in) provided by investing activities	9,268	(4,176)

Cash Flows from Financing Activities:
Net increase (decrease) in deposits	19,704	(289)
Net activity on line of credit	3,000	—
Net increase in fed funds purchased	16,565	3,875
New term debt issuance	10,000	—
Principal payments on borrowings	(10,431)	(10,658)
Repurchase of common stock	(2,729)	—
Dividend on common stock	(1,475)	(1,286)
Net cash provided by (used in) financing activities	34,634	(8,358)

Net (decrease) increase in cash and cash equivalents	47,246	(7,194)
Cash and cash equivalents at beginning of period	49,826	64,157

Cash and cash equivalents at end of period	$97,072	$56,963

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$2,242	$2,523
Income taxes	—	—

Noncash Investing and Financing Activities:	155	298
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	—	—
Transfers of Other Real Estate Held for Sale to Fixed Assets

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.  In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.  Operating results for the three month periods ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020.  The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights.  The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At March 31, 2020 there were 76,310 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management.  Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2020	2019

(Numerator):
Net income	$3,051	$3,167

(Denominator):
Weighted average shares outstanding	10,717,967	10,720,127
Effect of restricted stock awards	96,824	3,794
Diluted weighted average shares outstanding	10,814,791	10,723,921
Income per common share:
Basic	$0.28	$0.30
Diluted	$0.28	$0.30

4.INVESTMENT SECURITIES

At March 31, 2020 the Corporation had an investment security portfolio totaling $114.734 million, a increase of $6.762 million from the December 31, 2019 balance of $107.972 million. The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2020 and December 31, 2019 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2020

Corporate	$20,265	$78	$(319)	$20,024
US Agencies	9,457	154	—	9,611
US Agencies - MBS	36,743	788	(816)	36,715
Obligations of states and political subdivisions	48,078	518	(212)	48,384

Total securities available for sale	$114,543	$1,538	$(1,347)	$114,734

December 31, 2019

Corporate	$20,779	$160	$(1)	$20,938
US Agencies	14,450	47	(1)	14,496
US Agencies - MBS	34,063	492	(29)	34,526
Obligations of states and political subdivisions	37,382	630	—	38,012

Total securities available for sale	$106,674	$1,329	$(31)	$107,972

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,		December 31,
	2020		2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$15,383	$15,398	$21,532	$21,575
After 1 year through five years	38,919	39,653	40,063	40,664
After 5 years through 10 years	11,898	11,281	10,019	10,189
After 10 years	11,600	11,687	997	1,018
Subtotal	77,800	78,019	72,611	73,446
US Agencies - MBS	36,743	36,715	34,063	34,526

Total available -for-sale securities	$114,543	$114,734	$106,674	$107,972

The following is information pertaining to securities with gross unrealized losses at March 31, 2020 and December 31, 2019 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2020	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	6	$14,504	$(319)	—	$—	$—	6	$14,504	$(319)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	17	16,017	(814)	3	39	(2)	20	16,056	(816)
Obligations of states and political subdivisions	46	9,474	(212)	—	—	—	46	9,474	(212)
Total	69	$39,995	$(1,345)	3	$39	$(2)	72	$40,034	$(1,347)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	1	$2,502	$(1)	—	$—	$—	1	$2,502	$(1)
US Agencies	—	—	—	1	500	(1)	1	500	(1)
US Agencies - MBS	10	6,966	(9)	13	1,233	(19)	23	8,199	(28)
Obligations of states and political subdivisions	—	—	—	1	115	(1)	1	115	(1)
Total	11	$9,468	$(10)	15	$1,848	$(21)	26	$11,316	$(31)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature.  The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $25.327 million and $25.884 million, respectively, at March 31, 2020.

5.LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,
	2020	2019

Commercial real estate	$522,659	$514,394
Commercial, financial, and agricultural	207,727	211,023
Commercial construction	29,971	40,107
One to four family residential real estate	244,059	253,918
Consumer	20,375	21,238
Consumer construction	19,386	18,096

Total loans	$1,044,177	$1,058,776

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(421)	—	(421)
Expected cash flows	1,480	37,700	39,180
Accretable yield	(140)	(493)	(633)
Carrying balance at acquisition date	$1,340	$37,207	$38,547

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2020 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$105	$—	$105	$209	$—	$209
Accretion	(90)	—	(90)	(77)	—	(77)
Reclassification from nonaccretable difference	52	—	52	58	—	58
Balance, March 31, 2020	$67	$—	$67	$190	$—	$190

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471
Accretion	(4)	—	(4)	(237)	(310)	(547)
Reclassification from nonaccretable difference	3	—	3	177	—	177
Balance, March 31, 2020	$18	$—	$18	$458	$1,643	$2,101

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176
Accretion	(3)	(38)	(41)	(411)	(348)	(759)
Reclassification from nonaccretable difference	3	—	3	293	—	293
Balance, March 31, 2020	$108	$226	$334	$841	$1,869	$2,710

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Acquisition	—	—	—	—	—	—
Accretion	—	—	—	—	(16)	(16)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Balance, March 31, 2019	$128	$—	$128	$213	$—	$213

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Acquisition	—	—	—	—	—	—
Accretion	—	(51)	(51)	—	(410)	(410)
Reclassification from nonaccretable difference	—	—	—	—	—	—
Balance, March 31, 2019	$26	$18	$44	$571	$3,036	$3,607

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Acquisition	—	—	—	—	—	—
Accretion	(15)	(49)	(64)	(15)	(526)	(541)
Reclassification from nonaccretable difference	12	—	12	12	—	12
Balance, March 31, 2019	$137	$393	$530	$1,075	$3,447	$4,522

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2020 and March 31, 2019 is as follows (dollars in thousands):

	March 31,	March 31,
	2020	2019

Balance, January 1	$5,308	$5,183
Recoveries on loans previously charged off	29	32
Loans charged off	(145)	(161)
Provision	100	100

Balance at end of period	$5,292	$5,154

In the first three months of 2020, net charge-offs were $116,000, compared to net charge-offs of $129,000 in the same period in 2019.   In the first three months of 2020, the Corporation recorded a provision for loan loss of $100,000 compared to a $100,000 provision for loan losses in the first three months of 2019.  The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end.  This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2020 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308
Charge-offs	—	(66)	—	(22)	(8)	(49)	—	(145)
Recoveries	6	—	—	10	—	13	—	29
Provision	623	502	27	291	7	33	(1,383)	100
Ending balance ALLR	$1,818	$1,633	$98	$427	$10	$10	$1,296	$5,292

Loans:
Ending balance	$522,659	$207,727	$29,971	$244,059	$19,386	$20,375	$—	$1,044,177
Ending balance ALLR	(1,818)	(1,633)	(98)	(427)	(10)	(10)	(1,296)	(5,292)
Net loans	$520,841	$206,094	$29,873	$243,632	$19,376	$20,365	$(1,296)	$1,038,885

Ending balance ALLR:
Individually evaluated	$913	$476	$—	$—	$—	$—	$—	$1,389
Collectively evaluated	905	1,157	98	427	10	10	1,296	3,903
Total	$1,818	$1,633	$98	$427	$10	$10	$1,296	$5,292

Ending balance Loans:
Individually evaluated	$2,278	$1,454	$—	$—	$—	$—	$—	$3,732
Collectively evaluated	518,642	203,857	29,604	243,251	19,386	20,374	—	1,035,114
Acquired with deteriorated credit quality	1,739	2,416	367	808	—	1	—	5,331
Total	$522,659	$207,727	$29,971	$244,059	$19,386	$20,375	$—	$1,044,177

Impaired loans, by definition, are individually evaluated.

In the first quarter of 2020, the Corporation booked a provision for loan losses of $100,000 as a result of changes in environmental factors.  Furthermore, a portion of the unallocated reserve was allocated due to a modification in the methodology for calculating the environmental factors.

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

Below is a breakdown of loans by risk category as of March 31, 2020 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$14,737	$18,108	$227,628	$253,746	$3,865	$4,575	$—	$—	$522,659
Commercial, financial and agricultural	17,609	9,053	64,182	111,434	759	4,690	—	—	207,727
Commercial construction	—	278	8,768	16,474	596	398	—	3,457	29,971
One-to-four family residential real estate	40	2,217	5,119	15,187	617	2,556	—	218,323	244,059
Consumer construction	—	—	—	—	—	—	—	19,386	19,386
Consumer	—	130	252	473	—	85	—	19,435	20,375

Total loans	$32,386	$29,786	$305,949	$397,314	$5,837	$12,304	$—	$260,601	$1,044,177

Below is a breakdown of loans by risk category as of December 31, 2019 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,979	$17,516	$228,962	$248,177	$4,468	$5,292	$—	$—	$514,394
Commercial, financial and agricultural	15,126	4,510	70,748	115,229	930	4,480	—	—	211,023
Commercial construction	—	292	6,390	28,893	400	607	—	3,525	40,107
One-to-four family residential real estate	40	2,145	4,937	15,168	634	2,632	—	228,362	253,918
Consumer construction	—	—	—	—	—	—	—	18,096	18,096
Consumer	—	158	250	640	—	41	—	20,149	21,238

Total loans	$25,145	$24,621	$311,287	$408,107	$6,432	$13,052	$—	$270,132	$1,058,776

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
March 31, 2020

Commercial real estate	$1,739	$2,278	$4,017	$7,061	$913
Commercial, financial and agricultural	2,416	1,454	3,870	3,870	476
Commercial construction	367	—	367	373	—
One to four family residential real estate	808	—	808	2,450	—
Consumer construction	—	—	—	—	—
Consumer	1	—	1	1	—
Total	$5,331	$3,732	$9,063	$13,755	$1,389

December 31, 2019
Commercial real estate	$4,318	$2,374	$6,692	$7,937	$497
Commercial, financial and agricultural	2,354	1,475	3,829	4,892	770
Commercial construction	373	—	373	386	—
One to four family residential real estate	1,920	—	1,920	2,881	—
Consumer construction	—	—	—	—	—
Consumer	9	—	9	33	—
Total	$8,974	$3,849	$12,823	$16,129	$1,267

	Individually Evaluated Impaired Loans
	March 31, 2020		December 31, 2019
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$7,841	$65	$8,374	$301
Commercial, financial and agricultural	1,597	—	1,144	2
Commercial construction	21	1	396	—
One to four family residential real estate	2,665	39	3,508	219
Consumer construction	—	—	—	—
Consumer	17	1	44	2
Total	$12,141	$106	$13,466	$524

A summary of past due loans at March 31, 2020 and December 31, 2019 is as follows (dollars in thousands):

	March 31,				December 31,
	2020				2019
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$1,621	$—	$959	$2,580	$1,055	$—	$671	$1,726
Commercial, financial and agricultural	1,538	—	816	2,354	829	—	527	1,356
Commercial construction	128	—	99	227	59	—	105	164
One to four family residential real estate	3,321	—	4,479	7,800	4,357	11	3,850	8,218
Consumer construction	—	—	—	—	—	—	—	—
Consumer	156	—	63	219	83	—	19	102

Total past due loans	$6,764	$—	$6,416	$13,180	$6,383	$11	$5,172	$11,566

Troubled Debt Restructuring

Troubled debt restructurings (“TDR”) are determined on a loan-by-loan basis.  Generally restructurings are related to interest rate reductions, loan term extensions and short term payment forbearance as a means to maximize collectability of troubled credits.  If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring.  In general, a borrower must make at least six consecutive timely payments before the Corporation would consider a return of a restructured loan to accruing status in accordance with FDIC guidelines regarding restoration of credits to accrual status.  More recent regulatory guidelines and accounting standards indicate that loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs.

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

There were 3 TDR’s that occurred during the three months ended March 31, 2020 and 3 TDR during the three months ended March 31, 2019.  The three restructured loans as of March 31, 2020, included only modifications to the repayment schedules.  The balance of these restructured loans pre-modification was $.504 million.  Post-modification balances as of March 31, 2020 were $.493 million.  The three TDR’s are not COVID-19 related.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2020	2019
Loans outstanding, January 1	$12,196	$9,817
New loans	—	1,872
Net activity on revolving lines of credit	(354)	358
Repayment	(100)	(96)
Loans outstanding at end of period	$11,742	$11,951

There were no loans to related parties classified substandard as of March 31, 2020 or March 31, 2019.  In addition to the outstanding balances above, there were unfunded commitments of $.355 million to related parties at March 31, 2020.

6.GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initial Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,628	2,894
Lincoln	1,252	1,353
Total	$19,574	$6,746

	Deposit Based
	Intangible	March 31, 2020	Future Annual
	March 31, 2020	Amortization	Amortization
	Balance	Expense	Expense
Peninsula	$564	$30	$121
Eagle River	604	25	99
Niagara	192	8	30
FFNM	2,364	72	290
Lincoln	1,150	34	135
Total	$4,874	$169	$675

	Deposit Based
	Intangible	2019
	December 31, 2019	Amortization
	Balance	Expense
Peninsula	$594	$121
Eagle River	629	99
Niagara	200	30
FFNM	2,436	299
Lincoln	1,184	128
Total	$5,043	$677

The deposit based intangible asset is reported net of accumulated amortization at $4.874 million at March 31, 2020.  Amortization expense in the first three months of 2020 is $.169 million.  Amortization expense for the next five years is expected to be at $.675 million per year.

The Corporation, in accordance with GAAP, evaluates it goodwill annually for impairment.  As a result of the current economic uncertainty and volatility surrounding COVID-19, the Corporation may need to perform this evaluation prior to the annual measurement date.

7.SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained.  As of March 31, 2020, the Corporation had obligations to service approximately $246.370 million of residential first mortgage loans.  The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans.  On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 13.65% and a discount rate of 8.66% as of March 31, 2020.

The following table summarizes MSRs capitalized and amortized (dollars in thousands):

	March 31,	March 31,
	2020	2019
Balance at beginning of period	$1,499	$1,144
Additions from loans sold with servicing retained	—	500
Amortization	(35)	(60)

Balance at end of period	$1,464	$1,584
Balance of loan servicing portfolio	$246,370	$288,687
Mortgage servicing rights as % of portfolio	.59%	.55%
Fair value of servicing rights	2,159	2,898

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold.  These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained.  The balance of these sold loans with servicing retained at March 31, 2020 was approximately $41 million. The Corporation valued these servicing rights at $42,000 as of March 31, 2020 and at $80,000 as of March 31, 2019.  This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.BORROWINGS

Borrowings consist of the following at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	December 31,
	2020	2019
Federal Home Loan Bank fixed rate advances	$63,717	$64,148
Correspondent bank line of credit	3,000	—
USDA Rural Development note	403	403
	$67,120	$64,551

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.67% and mature at various dates through 2026. They are collateralized at March 31, 2020 by the following:  a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $50.310 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $20.051 million and $20.655 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million.  Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2020.

The Corporation currently has one correspondent banking borrowing relationship.  As of March 31, 2020 the relationship consisted of a $15.0 million revolving line of credit, which had a balance of $3.0 million.  The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%.  The line of credit expired on April 30, 2020, and has since been renewed with a new expiration date of April 30, 2022. LIBOR at March 31, 2020 was 1.45%.  This relationship is secured by all of the outstanding mBank stock.

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

The Corporation receives a valuation of the Plan annually.  As such, at March 31, 2020, the plan’s assets had a fair value of $2.259 million and the Corporation had a net unfunded liability of $1.188 million.  The accumulated benefit obligation at March 31, 2020 was $3.447 million.

Assumptions in the actuarial valuation are:

	2020	2019
Weighted average discount rate	2.92%	2.92%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	8.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance.  The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both March 31, 2020 and December 31, 2019.

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient.  The table below summarizes each of the grant awards:

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years
April, 2018	8,000	16.00	Immediate
February, 2019	27,790	15.70	4 years
October, 2019	8,000	15.40	Immediate
February, 2020	132,000	15.46	4 years

In the first three months of 2020, the Corporation issued 25,521 shares of its common stock for vested RSAs.  In the first three months of 2019, the Corporation issued 27,967 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2020	69,145	$14.52
Granted during the period	132,000	15.46
Vested during the period	(25,521)	14.99
Nonvested balance at March 31, 2020	175,624	$15.16

11.INCOME TAXES

The Corporation has reported deferred tax assets of $3.154 million at March 31, 2020.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2020 had a net operating loss carryforwards for tax purposes of approximately $10.2 million.  As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2019.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable incuded in other assets during 2018.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.811 million for the three months ended March 31, 2020 and $.842 million for the three months ended March 31, 2019.

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

The following table presents information for financial instruments at March 31, 2020 and December 31, 2019 (dollars in thousands):

		March 31, 2020		December 31, 2019
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$97,072	$97,072	$49,826	$49,826
Interest-bearing deposits	Level 2	8,825	8,825	10,295	10,295
Securities available for sale	Level 2	113,331	113,331	106,569	106,569
Securities available for sale	Level 3	1,403	1,403	1,403	1,403
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,038,885	1,042,604	1,053,468	1,055,985
Accrued interest receivable	Level 3	4,047	4,047	3,751	3,751

Total financial assets		$1,268,487	$1,272,206	$1,230,236	$1,232,753

Financial liabilities:
Deposits	Level 2	$1,095,381	$1,095,819	$1,075,677	$1,044,267
Borrowings	Level 2	67,120	64,952	64,551	64,403
Accrued interest payable	Level 3	595	595	569	569

Total financial liabilities		$1,163,096	$1,161,366	$1,140,797	$1,109,239

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2020, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2020 and December 31, 2019 were based on level 2 and level 3 inputs.  There are no other assets or liabilities measured on a recurring basis at fair value.  For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Assets

Corporate	$20,024	$—	$19,524	$500	$—
US Agencies	9,611	—	9,611	—	—
US Agencies - MBS	36,715	—	36,715	—	—
Obligations of state and political subdivisions	48,384	—	40,874	903	—
	$114,734				$—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Corporate	$20,938	$—	$20,438	$500	$—
US Agencies	14,496	—	14,496	—	—
US Agencies - MBS	34,526	—	34,526	—	—
Obligations of state and political subdivisions	38,012	—	37,024	903	—
	$107,972				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2020, or December 31, 2019 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2020

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2020	(Level 1)	(Level 2)	(Level 3)	March 31, 2020
Assets

Impaired loans	$9,063	$—	$—	$9,063	$48
Other real estate owned	2,228	—	—	2,228	3
					$51

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Impaired loans	$12,823	$—	$—	$12,823	$280
Other real estate held for sale	2,194	—	—	2,194	212
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

13.SHAREHOLDERS’ EQUITY

The Corporation currently has two share repurchase programs.  The program is conducted under authorizations by the Board of Directors.  The Corporation repurchased 1,661 shares in 2020, 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013.  The share repurchases were conducted under Board authorizations made and publically announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.  None of these authorizations has an expiration date.

Total shares repurchased under stock repurchase plans in the first quarter of 2020 were 240,644.

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock.  During the first quarter of 2020, the Corporation repurchased 238,983 shares under this plan.

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

	March 31,	December 31,
	2020	2019
Commitments to extend credit:
Variable rate	$116,961	$106,278
Fixed rate	78,776	50,796
Standby letters of credit - Variable rate	8,322	5,441
Credit card commitments - Fixed rate	6,186	5,841

	$210,245	$168,356

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin.  The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings.  This concentration at March 31, 2020 represents $136.477 million, or 17.95%, compared to $141.965 million, or 18.54%, of the commercial loan portfolio on December 31, 2019.  The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction.  Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

RISK FACTORS

Risks Related to our Lending and Credit Activities

•

The outbreak of the COVID-19 pandemic, including the severity, magnitude, duration and businesses’ and governments’ responses thereto, may have a negative impact on the Corportion’s operations and personnel, as well as on activity and demand across the customers it serves.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive.  Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies.  When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary.  At March 31, 2020, net deferred tax assets were approximately $3.154 million.  If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The following discussion covers results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated.  The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report.  It should be noted that there may be non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the Corporation.  This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2019.  Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded first quarter 2020 net income of $3.051 million, or $.28 per share, compared to net income of $3.167 million, or $.30 per share for the first quarter of 2019.

Weighted average shares outstanding for the three month period in 2020 totaled 10,717,967, compared to 10,720,127  shares in the same period of 2019.

The net interest income and net interest margin for the first quarter of 2020 was $13.397 million, or 4.60%, respectively, compared to $13.236 million, or 4.55%, respectively, for the first quarter of 2019.

Total assets of the Corporation at March 31, 2020 were $1.356 billion, up by $36.312 million, or 2.75%, from the $1.320 billion in total assets reported at year-end 2019.

As of the end of the first quarter of 2020, the Corporation had experienced no material adverse systemic issues or material deterioration in its loan portfolio prior to the COVID-19 pandemic.  At the onset of COVID-19, the Corporation began to actively work to identify potential heightened industry and consumer exposure within the portfolio based on its footprint.  The Corporation does expect that COVID-19 will unavoidably impact many of its customer’s businesses and will be prepared to assist these customers with appropriate relief using the regulatory guidance provided, particularly for industries experiencing negative environmental factors and risk trends.  The Corporation will continue to refine these measures and continually assess is financial reporting and loan loss reserves as the Corporation and its customers work through the pandemic crisis in the upcoming quarters.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $47.246 million during the first three months of 2020, compared to 2019 year end.  See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale decreased $6.762 million from December 31, 2019 to March 31, 2020, with the balance on March 31, 2020 totaling $114.734 million.  Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity.  As of March 31, 2020, investment securities with an estimated fair value of $25.884 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first three months of 2020, loan balances decreased by $14.599 million from December 31, 2019 balances of $1.059 billion.  During the first three months of 2020, the Bank had total loan production of $66.880 million, which included $18.997 million of secondary market loan production.  The loan production, however, was partially offset by loan amortization and payoffs.

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

Following is a summary of the loan portfolio at March 31, 2020 and December 31, 2019 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of
	2020	Total	2019	Total

Commercial real estate	$522,659	50.06%	$508,332	47.96%
Commercial, financial, and agricultural	207,727	19.89	209,872	19.80
Commercial construction	29,971	2.87	34,511	3.26
One to four family residential real estate	244,059	23.37	268,333	25.32
Consumer	20,375	1.95	20,214	1.91
Consumer construction	19,386	1.86	18,680	1.75
Total loans	$1,044,177	100.00%	$1,059,942	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2020 and December 31, 2019 (dollars in thousands).

	March 31, 2020			December 31, 2019
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	136,477	17.95%	85.27%	142,176	18.89%	88.77%
Hospitality and tourism	94,734	12.46	59.19	94,143	12.51	58.78
Lessors of residential buildings	48,529	6.38	30.32	50,891	6.76	31.77
Gasoline stations and convenience stores	26,495	3.48	16.55	24,917	3.31	15.56
Logging	21,380	2.81	13.36	22,725	3.02	14.19
Commercial construction	29,971	3.94	18.72	34,511	4.58	21.55
Other	402,771	52.97	251.64	383,352	50.93	239.35
Total Commercial Loans	$760,357	100.00%		$752,715	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio.  Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of March 31, 2020.  The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments.  The company will, and has, slowed growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers.  As of March 31, 2020, our residential loan portfolio totaled $263.445 million, or 25.23%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2020	2019

Nonperforming Assets:
Nonaccrual loans	$6,416	$5,172
Loans past due 90 days or more	—	11
Restructured loans on nonaccrual	—	—
Total nonperforming loans	6,416	5,183
Other real estate owned	2,228	2,194
Total nonperforming assets	$8,644	$7,377
Nonperforming loans as a % of loans	0.61%	0.49%
Nonperforming assets as a % of assets	0.64%	0.56%
Reserve for Loan Losses:
At period end	$5,292	$5,308
As a % of outstanding loans	.51%	.51%
As a % of nonperforming loans	82.48%	102.41%
As a % of nonaccrual loans	82.48%	102.63%
Texas Ratio	6.13%	4.41%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	March 31, 2020	December 31, 2019

Total loans, at period end	$1,044,177	1,058,776
Average loans for the period	$1,047,144	$1,047,437

	For the Period Ended
	Three Months Ended	Twelve Months Ended
	March 31, 2020	December 31, 2019

Net charge-offs during the period	$116	260
Net charge-offs to average loans, annualized	.04%	.02%

Management seeks to address market issues, if any, impacting its loan customer base.  In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process.  The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio.  The opinion of this consultant upon completion of the 2019 independent review provided findings similar to management’s findings with respect to credit quality.  In 2020, the Corporation is once again utilizing a consultant for loan review.

During the first quarter of 2020, the Corporation recorded a provision for loan losses of $100,000.  As a result of COVID-19, the qualitative factors for economic conditions were adjusted within the allowance for loan losses calculation and methodology.  The Corporation is not yet subject to the requirements of CECL and management will actively refine the provision and loan reserves as client impact and broader economic data from the pandemic become more clear in the second quarter and beyond.

As of March 31, 2020, the allowance for loan losses represented .51% of total loans.  At March 31, 2020, the allowance included specific reserves in the amount of $1.389 million, as compared to specific reserves of $1.266 million at December 31, 2019.  In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits.  The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2020	December 31, 2019

Balance at beginning of period	$2,194	$3,119
Other real estate transferred from loans due to foreclosure	174	1,629
Proceeds from sale of other real estate	(137)	(1,329)
Transfer to premise and equipment	—	(1,013)
Writedowns on other real estate held for sale	(3)	(181)
Loss on other real estate held for sale	—	(31)

Balance at end of period	$2,228	$2,194

During the first three months of 2020, the Corporation received real estate in lieu of loan payments of $.174 million.  In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first three months of 2020.  Total deposits increased by $19.704 million, or 1.83%, in the first three months of 2020.  The increase in deposits for the first three months of 2020 is composed of a decrease in core deposits of $19.344 million and an increase in noncore deposits of $39.048 million.  Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing, which will remain important as we move through the current rate cycle to protect our margin.  This focus on deposits has become especially important with changing client banking habits and demographics, as well as customer desire for more electronic and mobile based banking products and services, particularly in light of the pandemic.  It is the intent of management to focus on growing core deposit levels, as the comparatively inexpensive deposits, in relation to wholesale deposit sources, will continue to prove valuable as rates continue to increase.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,
	2020	% of Total	2019	% of Total

Noninterest bearing	$278,191	25.40%	$287,611	26.74%
NOW, money market, checking	369,003	33.69	373,165	34.69%
Savings	109,818	10.03	109,548	10.18%
Certificates of Deposit <$250,000	227,924	20.81	233,956	21.75%
Total core deposits	984,936	89.92	1,004,280	93.36%

Certificates of Deposit >$250,000	14,152	1.29	12,775	1.19%
Brokered CDs	96,293	8.79	58,622	5.45%
Total non-core deposits	110,445	10.08	71,397	6.64%

Total deposits	$1,095,381	100.00%	$1,075,677	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding.  At March 31, 2020, this source of funding totaled $64 million and the Corporation secured this funding by pledging loans and investments.  The $64 million of FHLB borrowings have a weighted average maturity of 2.63 years and a weighted average interest rate of 1.67% at March 31, 2020.  The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.403 million, with a fixed interest rate of 1% that matures in August 2024.

The Corporation currently has one correspondent banking borrowing relationship.  As of March 31, 2020 the relationship consisted of a $15.0 million revolving line of credit, which had a balance of $3.0 million.  The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%.  The line of credit expired on April 30, 2020, and has since been renewed with a new expiration date of April 30, 2022.  LIBOR at March 31, 2020 was 1.45%.  This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity decreased $1.859 million from December 31, 2019 to March 31, 2020.  Contributing to the change in shareholders’ equity was net income of $3.051 million, offset by a reduction for cash dividends on common stock of $1.475 million,  an increase due to stock compensation of $.168 million, and a decrease in the market value of securities of $.874 million and a decrease due to share repurchases of $2.729 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded first quarter 2020 net income of $3.051 million, or $.28 per share, compared to net income of $3.167 million or $.30 per share for the first quarter of 2019.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings.  Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations.  Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $13.481 million, 4.63% of average earning assets, respectively in the first three months of 2020, compared to $13.304 million, 4.57% of average earning assets, respectively in the first three months of 2019.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations.  All average balances are daily average balances.

	Three Months Ended
								2020-2019
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	2020	2019	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,047,144	$1,046,740	$404	5.66%	5.69%	$14,749	$14,684	$65	$5	$(63)	$123
Taxable securities	93,577	97,973	(4,396)	2.66	2.91	620	703	(83)	(32)	(60)	9
Nontaxable securities (2)	14,917	17,023	(2,106)	2.99	295.00	111	124	(13)	(15)	2	1
Federal funds sold	1,044	1,110	(66)	1.67	2.54	4	7	(3)	(1)	(2)	—
Other interest-earning assets	14,869	18,143	(3,274)	7.18	8.46	265	378	(113)	(69)	(58)	13
Total earning assets	1,171,551	1,180,989	(9,438)	5.41	5.46	15,749	15,896	(147)	(112)	(181)	146
Reserve for loan losses	(5,269)	(5,180)	(89)
Cash and due from banks	66,967	59,738	7,229
Fixed Assets	24,171	22,679	1,492
Other Real Estate	2,180	2,803	(623)
Other assets	61,534	59,051	2,483
Total assets	$1,321,134	$1,320,080	$1,054

NOW and money market deposits	$284,315	$263,185	$21,130.42		0.57	$296	$370	$(74)	$30	$(99)	$(5)
Interest checking	93,922	113,664	(19,742)	.07	0.20	17	56	(39)	(10)	(36)	6
Savings deposits	110,351	109,910	441.87		0.26	238	71	167	—	165	2
Certificates of deposit	242,882	250,527	(7,645)	1.82	1.76	1,101	1,087	14	(33)	40	8
Brokered deposits	60,059	128,111	(68,052)	1.84	2.44	275	770	(495)	(412)	(190)	107
Borrowings	72,911	53,224	19,687	1.88	1.81	341	238	103	89	9	5
Total interest-bearing liabilities	864,440	918,621	(54,181)	1.06	1.14	2,268	2,592	(324)	(336)	(111)	123
Demand deposits	284,677	235,247	49,430
Other liabilities	9,356	12,523	(3,167)
Shareholders’ equity	162,661	153,689	8,972
Total liabilities and shareholders’ equity	$1,321,134	$1,320,080	$1,054
Rate spread				4.35%	4.32%
Net interest margin/revenue				4.63%	4.57%	$13,481	$13,304	$177	$224	$(70)	$23

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio.  Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread.  The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors.  During the first three months of 2020, the Corporation recorded a loan loss provision of $100,000, compared to $100,000 in the first three months of 2019.  There were net charge-offs of $116,000 in the first three months of 2020, compared to net charge-offs of $129,000 for the same period in 2019.  There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $1.937 million in the first quarter of 2020, compared to $1.117 million in the same period in 2019.  The increase year over year was largely a result of increased income from income from loans sold in the secondary market and loans sold to the SBA.  Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2020	2019	Dollars	Percent

Deposit service fees	$403	$406	$(3)	-0.74%
Income from loans sold in the secondary market	538	312	226	72.44
SBA/USDA loan sale gains	710	125	585	468.00
Net mortgage servicing (amortization) income	259	120	139	115.83
Other noninterest income	27	154	(127)	(82.47)

Total other income	$1,937	$1,117	$820	73.41%

Other Expense

For the first three months of 2020, the Corporation recorded other expenses of $11.372 million, compared to $10.244 million in 2019, an increase of $1.128 million.  The increase in salaries and benefits and other customary operating expenses were related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three months ended March 31, 2020 and 2019 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2020	2019	Dollars	Percentage

Salaries and employee benefits	$6,051	$5,435	$616	11.33%
Occupancy	1,124	1,081	43	3.98
Furniture and equipment	802	718	84	11.70
Data processing	825	709	116	16.36
Advertising	212	309	(97)	(31.39)
Professional service fees	498	434	64	14.75
Loan origination expenses and deposit and card related fees	381	179	202	112.85
Writedowns and losses on other real estate held for sale	3	28	(25)	(89.29)
FDIC insurance assessment	150	134	16	11.94
Communications	213	228	(15)	(6.58)
Other	1,113	989	124	12.54
Total other expense	$11,372	$10,244	$1,128	11.01%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the three months ended March 31, 2020 of $.811 million, compared to $.842 million a year earlier.

The Corporation has reported deferred tax assets of $3.154 million at March 31, 2020.    A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2020 had a net operating loss carryforwards for tax purposes of approximately $10.2 million. As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of December 31, 2019.  Therefore, the $1.6 million of alternative minimum tax credits, was reclassified to a current tax receivable incuded in other assets during 2018.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $97.072 million in cash and cash equivalents and $88.850 million of unpledged investment securities.   Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first three months of 2020, the Corporation increased cash and cash equivalents by $47.246 million.  The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year.  This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first three months of 20209, the Bank paid dividends of $4.5 million to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of March 31, 2020. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at March 31, 2020 of $15 million.  The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings.  At March 31, 2020, the Bank’s core deposits in relation to total funding were 83.10% compared to 87.60% at December 31, 2019.  These ratios indicate that at March 31, 2020, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments.  This increase is the direct result of the Bank taking precautionary measures to augment its cash position at the onset of the COVID-19 pandemic. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth.  The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs.  As of March 31, 2020, the Bank had $106 million of unsecured lines available and additional funding sources available if secured.  The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity, including any additional liquidity pressure that may stem from the effects of the COVID-19 pandemic.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets.  Management has determined that, as of March 31, 2020, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2020 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$138,009	13.4%	>	$82,360	>	8.0%	>	$	N/A	>	N/A
mBank	$136,209	13.2%	>	$82,345	>	8.0%	>		$102,931	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$132,717	12.9%	>	$61,770	>	6.0%	>	$	N/A	>	N/A
mBank	$130,958	12.7%	>	$61,758	>	6.0%	>		$82,345	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$132,717	12.9%	>	$56,328	>	4.5%	>	$	N/A	>	N/A
mBank	$130,958	12.7%	>	$46,319	>	4.5%	>		$66,905	>	6.5%

Tier 1 capital to average assets:
Consolidated	$132,717	10.2%	>	$52,048	>	4.0%	>	$	N/A	>	N/A
mBank	$130,958	10.1%	>	$52,048	>	4.0%	>		$65,060	>	5.0%

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

As of March 31, 2020, the Corporation had established interest rate floors on approximately $105.585 million of its variable rate commercial loans.  Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods.  However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $114.734 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of March 31, 2020.  These cash flows are then reinvested into other earning assets at current market rates.  The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks.  These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at March 31, 2020 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$265,399	350,787	410,843	17,148	$1,044,177
Securities	23,977	12,459	50,085	28,213	114,734
Other (1)	5,668	5,157	2,677	247	13,749

Total interest-earning assets	295,044	368,403	463,605	45,608	1,172,660

Interest-bearing obligations:
NOW, money market, savings and interest checking	478,821	—	—	—	478,821
Time deposits	35,560	133,930	71,908	678	242,076
Brokered CDs	30,811	52,131	13,351	—	96,293
Borrowings	3,227	10,362	50,531	3,000	67,120

Total interest-bearing obligations	548,419	196,423	135,790	3,678	884,310

Gap	$(253,375)	$171,980	$327,815	$41,930	$288,350

Cumulative gap	$(253,375)	$(81,395)	$246,420	$288,350

(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at March 31, 2020, the Corporation had a cumulative liability sensitivity gap position of $81.395 million within the one-year time frame.  The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income.  This is because more liabilities would reprice at higher rates than assets.  Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase.  A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments.  In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2019, the Corporation had a cumulative liability sensitivity gap position of $46.031 million within the one-year time frame.

The borrowings in the gap analysis include $64 million of FHLB advances that have a weighted average maturity of 2.63 years and a weighted average rate of 1.67%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4  CONTROLS AND PROCEDURES

As of March 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934.  Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected.  These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake.  Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls.  The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.  Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate.  Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.  Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of March 31, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A.  Risk Factors

The recent global COVID-19 outbreak could harm the Corporation’s business and results of operations.

In December 2019, a COVID-19 outbreak was reported in China, and, in March 2020, the World Health Organization declared it a pandemic.  Since that time, the COVID-19 has spread throughout the United States, including in the regions and communities in which the Company operates.  In response, many state and local governments, including the states of Michigan and Wisconsin, have instituted emergency restrictions that have substantially limited the operation of non-essential businesses and the activities of individuals.  These restrictions could result in the significant adverse effects on the Bank’s borrowers and many different types of small and mid-sized businesses within the Corporation’s client base, particularly those in the tourism, hospitality and food and beverage industries, among many others, and has resulted in a significant number of layoffs and furloughs of employees nationwide and in the regions and communities in which the Corporation operates.  The ultimate effect of COVID-19 on the local or broader economy is not known nor is the ultimate length of the restrictions described and any accompanying effects.  Moreover, the Federal Reserve has taken action to lower the Federal Funds rate, which may negatively affect interest income and, therefore, earnings, financial condition and results of operation of the Company.  In addition, the economic effects of the crisis generally and the negative effect on the Corporation’s stock price may lead to future impairments of goodwill.

The effect of COVID-19 and related events, including those described above and those not yet known or knowable, has had a negative effect on the stock price, business prospects, financial condition and results of operations of the Corporation, including as a result of quarantines, market volatility, market downturns, changes in consumer behavior, business closures, deterioration in the credit quality of borrowers or the potential inability of borrowers to satisfy their obligations to the Corporation (and any related forebearances or restructurings that may be implemented), declines in the value of collateral securing outstanding loans, branch or office closures and business interruptions.  The bank regulatory agencies and various governmental authorities are urging financial institutions to work prudently with borrowers who are or may be unable to meet their contractual payment obligations because of the effects of COVID-19.  Further, demand for laons and other products and services that the Corporation offers and whose success it relies on to drive growth, is highly dependent upon the business environment in the primary markets in which the Coporation operates and in the United States as a whole.  The ongoing pandemic may also have the effect of heightening many of the other risks described in the section entitled Risk Factors in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

There have been no other material changes to the Corporation’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2019.

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

			Total number of
			shares purchased	Maximum
			as part of a	number of
			publically	shares that
	Total number of	Average price	announced	may yet be
Period of purchases	shares purchased	paid per share	plan or program	purchased

January 1, 2020 to January 31, 2020	—	$—	—	537,036
February 1, 2020 to February 29, 2020	3,626	$14.89	3,626	533,410
March 1, 2020 to March 31, 2020	237,018	$11.28	237,018	296,392

Total First Quarter 2020	240,644	$11.34	240,644

Item 6.  Exhibits

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	XBRL Instance Document.

	101.SCH	XBRL Taxonomy Extension Schema Document.

	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document.

	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document.

	101.LAB	XBRL Taxonomy Extension Labels Linkbase Document.

	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 11, 2020	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)