Form 10-Q
period 2020-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2020-08-10
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes  ☒     No  ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).  Yes  ⌧     No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

Yes  ☐     No  ☒

As of August 10, 2020, there were outstanding 10,533,589 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2020 (Unaudited), December 31, 2019	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2020 (Unaudited) and June 30, 2019 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2020 (Unaudited) and June 30, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2020 (Unaudited) and June 30, 2019 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2020 (Unaudited) and June 30, 2019 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	41

Item 4.	Controls and Procedures	44

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	45

Item 1A.	Risk Factors	45

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	45

Item 6.	Exhibits and Reports on Form 8-K	46

SIGNATURES		47

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Cash and due from banks	$126,398	$49,794
Federal funds sold	28,110	32
Cash and cash equivalents	154,508	49,826

Interest-bearing deposits in other financial institutions	7,831	10,295
Securities available for sale	108,703	107,972
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	878,521	765,524
Mortgage	255,524	272,014
Consumer	19,745	21,238
Total Loans	1,153,790	1,058,776
Allowance for loan losses	(5,355)	(5,308)
Net loans	1,148,435	1,053,468

Premises and equipment	25,448	23,608
Other real estate held for sale	2,226	2,194
Deferred tax asset	1,727	3,732
Deposit based intangibles	4,706	5,043
Goodwill	19,574	19,574
Other assets	40,391	39,433

TOTAL ASSETS	$1,518,473	$1,320,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$385,811	$287,611
NOW, money market, interest checking	386,029	373,165
Savings	123,771	109,548
CDs<$250,000	227,491	233,956
CDs>$250,000	13,968	12,775
Brokered	90,482	58,622
Total deposits	1,227,552	1,075,677

Federal funds purchased	—	6,225
Borrowings	114,466	64,551
Other liabilities	12,298	11,697
Total liabilities	1,354,316	1,158,150

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,533,589 and 10,748,712 respectively	127,213	129,564
Retained earnings	35,295	31,740
Accumulated other comprehensive income (loss)
Unrealized gains on available for sale securities	2,059	1,025
Minimum pension liability	(410)	(410)
Total shareholders’ equity	164,157	161,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,518,473	$1,320,069

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$15,549	$15,586	$30,162	$30,181
Tax-exempt	55	42	129	89
Interest on securities:
Taxable	560	680	1,181	1,383
Tax-exempt	152	85	239	183
Other interest income	125	367	395	752
Total interest income	16,441	16,760	32,106	32,588

INTEREST EXPENSE:
Deposits	1,707	2,515	3,634	4,869
Borrowings	276	248	617	486
Total interest expense	1,983	2,763	4,251	5,355

Net interest income	14,458	13,997	27,855	27,233
Provision for loan losses	100	200	200	300
Net interest income after provision for loan losses	14,358	13,797	27,655	26,933

OTHER INCOME:
Deposit service fees	237	408	640	814
Income from mortgage loans sold on the secondary market	1,512	355	2,050	667
SBA/USDA loan sale gains	274	29	984	154
Net mortgage servicing fees	204	128	393	248
Other	140	190	237	344
Total other income	2,367	1,110	4,304	2,227

OTHER EXPENSE:
Salaries and employee benefits	7,009	5,511	13,060	10,946
Occupancy	1,008	1,004	2,132	2,085
Furniture and equipment	804	723	1,606	1,441
Data processing	852	708	1,677	1,417
Advertising	312	214	524	523
Professional service fees	574	547	1,072	981
Loan origination expenses and deposit and card related fees	406	184	787	363
Writedowns and losses on other real estate held for sale	31	73	34	101
FDIC insurance assessment	165	77	315	211
Communications	224	232	437	460
Other	967	990	2,080	1,979
Total other expenses	12,352	10,263	23,724	20,507

Income before provision for income taxes	4,373	4,644	8,235	8,653
Provision for income taxes	919	975	1,730	1,817

NET INCOME	$3,454	$3,669	$6,505	$6,836

INCOME PER COMMON SHARE:
Basic	$0.33	$0.34	$0.61	$0.64
Diluted	$0.33	$0.34	$0.61	$0.64

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2020	2019	2020	2019
Net income	$3,454	$3,669	$6,505	$6,836
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	2,415	822	1,309	1,795
Tax effect	(507)	(173)	(275)	(488)
Net change in unrealized gains on available for sale securities	1,908	649	1,034	1,307

Total comprehensive income	$5,362	$4,318	$7,539	$8,143

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,748,712	$129,564	$31,740	$615	$161,919

Net income for period	—	—	6,505	—	6,505
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,034	1,034
Total comprehensive income	—	—	6,505	1,034	7,539
Stock compensation	—	378	—	—	378
Issuance of common stock:
Restricted stock award vesting	25,521	—	—	—	—
Repurchase of common stock	(240,644)	(2,729)	—	—	(2,729)
Dividend on common stock	—	—	(2,950)	—	(2,950)

Balance, end of period	10,533,589	$127,213	$35,295	$1,649	$164,157

	Six Months Ended
	June 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income for period	—	—	6,836	—	6,836
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,307	1,307
Total comprehensive income	—	—	6,836	1,307	8,143
Stock compensation	—	196	—	—	196
Issuance of common stock:
Restricted stock award vesting	27,967	—	—	—	—
Dividend on common stock	—	—	(2,568)	—	(2,568)

Balance, end of period	10,740,712	$129,262	$27,734	$844	$157,840

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,533,589	$127,003	$33,316	$(259)	$160,060

Net income for period	—	—	3,454	—	3,454
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,908	1,908
Total comprehensive income	—	—	3,454	1,908	5,362
Stock compensation	—	210	—	—	210
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(1,475)	—	(1,475)

Balance, end of period	10,533,589	$127,213	$35,295	$1,649	$164,157

	Three Months Ended
	June 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,740,712	$129,204	$25,347	$195	$154,746

Net income for period	—	—	3,669	—	3,669
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	649	649
Total comprehensive income	—	—	3,669	649	4,318
Stock compensation	—	58	—	—	58
Issuance of common stock:
Restricted stock award vesting		—	—	—	—
Dividend on common stock	—	—	(1,282)	—	(1,282)

Balance, end of period	10,740,712	$129,262	$27,734	$844	$157,840

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$6,505	$6,836
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,407	1,255
Provision for loan losses	200	300
Deferred tax expense, net	866	590
Gain on sale of loans sold in the secondary market	(1,744)	(547)
Origination of loans held for sale in the secondary market	(86,389)	(28,775)
Proceeds from sale of loans in the secondary market	87,517	29,322
Loss on sale of other real estate held for sale	—	47
Writedown of other real estate held for sale	30	—
Stock compensation	378	196
Change in other assets	(319)	(709)
Change in other liabilities	601	3,805
Net cash provided by operating activities	9,052	12,320

Cash Flows from Investing Activities:
Net increase in loans	(94,217)	(25,518)
Net decrease in interest bearing deposits in other financial institutions	2,464	987
Purchase of securities available for sale	(19,224)	(7,776)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	19,733	16,058
Capital expenditures	(3,344)	(713)
Proceeds from sale of other real estate, premises and fixed assets	332	636
Net cash used in investing activities	(94,256)	(16,326)

Cash Flows from Financing Activities:
Net increase in deposits	151,875	17,316
Net decrease in fed funds purchased	(6,225)	(2,905)
New term debt issuance	100,281	—
Principal payments on borrowings	(50,366)	(11,304)
Repurchase of common stock	(2,729)	—
Dividend on common stock	(2,950)	(2,568)
Net cash provided by financing activities	189,886	539

Net increase (decrease) in cash and cash equivalents	104,682	(3,467)
Cash and cash equivalents at beginning of period	49,826	64,157

Cash and cash equivalents at end of period	$154,508	$60,690

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$4,361	$5,102
Income taxes	—	1,500

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	333	825
Transfers of Other Real Estate Held for Sale to Fixed Assets	—	1,013

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights. The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At June 30, 2020 there were 76,310 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management. Compensation cost equal to the fair value of the award is recognized over the vesting period.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

(Numerator):
Net income	$3,454	$3,669	$6,505	$6,836

(Denominator):
Weighted average shares outstanding	10,533,589	10,740,712	10,625,778	10,730,477
Effect of restricted stock awards	(72,787)	11,358	(43,197)	8,994
Diluted weighted average shares outstanding	10,460,802	10,752,070	10,582,581	10,739,471
Income per common share:
Basic	$0.33	$0.34	$0.61	$0.64
Diluted	$0.33	$0.34	$0.61	$0.64

4.	INVESTMENT SECURITIES

At June 30, 2020 the Corporation had an investment security portfolio totaling $108.703 million, a increase of $.731 million from the December 31, 2019 balance of $107.972 million. The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2020

Corporate	$19,104	$183	$(136)	$19,151
US Agencies	9,465	178	—	9,643
US Agencies - MBS	34,945	969	(22)	35,892
Obligations of states and political subdivisions	42,582	1,435	—	44,017

Total securities available for sale	$106,096	$2,765	$(158)	$108,703

December 31, 2019

Corporate	$20,779	$160	$(1)	$20,938
US Agencies	14,450	47	(1)	14,496
US Agencies - MBS	34,063	492	(29)	34,526
Obligations of states and political subdivisions	37,382	630	—	38,012

Total securities available for sale	$106,674	$1,329	$(31)	$107,972

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,		December 31,
	2020		2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$12,127	$12,245	$21,532	$21,575
After 1 year through 5 years	36,376	37,237	40,063	40,664
After 5 years through 10 years	9,102	9,250	10,019	10,189
After 10 years	13,546	14,079	997	1,018
Subtotal	71,151	72,811	72,611	73,446
US Agencies - MBS	34,945	35,892	34,063	34,526

Total available -for-sale securities	$106,096	$108,703	$106,674	$107,972

The following is information pertaining to securities with gross unrealized losses at June 30, 2020 and December 31, 2019 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2020	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	3	$5,675	$(137)	—	$—	$—	3	$5,675	$(137)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	8	5,729	(21)	3	38	(1)	11	5,767	(22)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	11	$11,404	$(158)	3	$38	$(1)	14	$11,442	$(159)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	1	$2,502	$(1)	—	$—	$—	1	$2,502	$(1)
US Agencies	—	—	—	1	500	(1)	1	500	(1)
US Agencies - MBS	10	6,966	(9)	13	1,233	(19)	23	8,199	(28)
Obligations of states and political subdivisions	—	—	—	1	115	(1)	1	115	(1)
Total	11	$9,468	$(10)	15	$1,848	$(21)	26	$11,316	$(31)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $28.957 million and $29.789 million, respectively, at June 30, 2020.

5.	LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,
	2020	2019

Commercial real estate	$507,530	$514,394
Commercial, financial, and agricultural	332,279	211,023
Commercial construction	38,712	40,107
One to four family residential real estate	235,467	253,918
Consumer	19,745	21,238
Consumer construction	20,057	18,096

Total loans	$1,153,790	$1,058,776

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(421)	—	(421)
Expected cash flows	1,480	37,700	39,180
Accretable yield	(140)	(493)	(633)
Carrying balance at acquisition date	$1,340	$37,207	$38,547

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2020 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$105	$—	$105	$209	$—	$209
Accretion	(150)	—	(150)	(77)	—	(77)
Reclassification from nonaccretable difference	113	—	113	58	—	58
Balance, June 30, 2020	$68	$—	$68	$190	$—	$190

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471
Accretion	(4)	—	(4)	(237)	(595)	(832)
Reclassification from nonaccretable difference	3	—	3	177	1	178
Balance, June 30, 2020	$18	$—	$18	$458	$1,359	$1,817

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176
Accretion	(3)	(73)	(76)	(471)	(668)	(1,139)
Reclassification from nonaccretable difference	3	—	3	354	1	355
Balance, June 30, 2020	$108	$191	$299	$842	$1,550	$2,392

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	(40)	—	(40)	(17)	(16)	(33)
Reclassification from nonaccretable difference	30	—	30	13	—	13
Balance, June 30, 2019	$118	$—	$118	$209	$—	$209

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	(14)	(69)	(83)	(145)	(796)	(941)
Reclassification from nonaccretable difference	11	—	11	109	—	109
Balance, June 30, 2019	$23	$—	$23	$535	$2,650	$3,185

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(109)	(95)	(204)	(325)	(976)	(1,301)
Reclassification from nonaccretable difference	82	—	82	245	—	245
Balance, June 30, 2019	$113	$347	$460	$998	$2,997	$3,995

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2020 and June 30, 2019 is as follows (dollars in thousands):

	June 30,	June 30,
	2020	2019

Balance, January 1	$5,308	$5,183
Recoveries on loans previously charged off	139	169
Loans charged off	(292)	(346)
Provision	200	300

Balance at end of period	$5,355	$5,306

In the first six months of 2020, net charge-offs were $153,000, compared to net charge-offs of $177,000 in the same period in 2019. In the first six months of 2020, the Corporation recorded a provision for loan loss of $200,000 compared to a $300,000 provision for loan losses in the first six months of 2019. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2020 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2020
Allowance for loan loss reserve:
Beginning balance ALLR	$1,818	$1,633	$98	$427	$10	$10	$1,296	$5,292
Charge-offs	—	(121)	—	(10)	—	(16)	—	(147)
Recoveries	85	—	1	1	—	23	—	110
Provision	(65)	347	21	(18)	—	(8)	(177)	100
Ending balance ALLR	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355

Six Months Ended June 30, 2020
Allowance for loan loss reserve:
Beginning balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308
Charge-offs	—	(187)	—	(32)	(8)	(65)	—	(292)
Recoveries	91	—	1	11	—	36	—	139
Provision	558	849	48	273	7	25	(1,560)	200
Ending balance ALLR	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355

At June 30, 2020
Loans:
Ending balance	$507,530	$332,279	$38,712	$235,467	$20,057	$19,745	$—	$1,153,790
Ending balance ALLR	(1,838)	(1,859)	(120)	(400)	(10)	(9)	(1,119)	(5,355)
Net loans	$505,692	$330,420	$38,592	$235,067	$20,047	$19,736	$(1,119)	$1,148,435

Ending balance ALLR:
Individually evaluated	$914	$527	$—	$—	$—	$—	$—	$1,441
Collectively evaluated	924	1,332	120	400	10	9	1,119	3,914
Total	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355

Ending balance Loans:
Individually evaluated	$2,436	$1,589	$—	$—	$—	$—	$—	$4,025
Collectively evaluated	503,233	330,433	38,531	234,576	20,057	19,723	—	1,146,553
Acquired with deteriorated credit quality	1,861	257	181	891	—	22	—	3,212
Total	$507,530	$332,279	$38,712	$235,467	$20,057	$19,745	$—	$1,153,790

Impaired loans, by definition, are individually evaluated.

In the first six months of 2020, the Corporation booked a provision for loan losses of $200,000 as a result of changes in environmental factors. Furthermore, a portion of the unallocated reserve was allocated due to a modification in the methodology for calculating the environmental factors.

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

Below is a breakdown of loans by risk category as of June 30, 2020 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,796	$12,243	$215,858	$261,282	$3,811	$4,540	$—	$—	$507,530
Commercial, financial and agricultural	160,130	7,071	60,924	98,474	734	4,946	—	—	332,279
Commercial construction	—	271	17,156	17,075	402	596	—	3,212	38,712
One-to-four family residential real estate	—	2,197	5,577	17,284	499	2,412	—	207,498	235,467
Consumer construction	—	—	—	—	—	—	—	20,057	20,057
Consumer	—	101	219	413	—	35	—	18,977	19,745

Total loans	$169,926	$21,883	$299,734	$394,528	$5,446	$12,529	$—	$249,744	$1,153,790

At June 30, 2020, $149.724 million of Paycheck Protection Program (“PPP”) loans are included with a risk rating of “1” in the Commercial, financial and agricultural category.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
June 30, 2020

Commercial real estate	$1,861	$2,436	$4,297	$7,260	$914
Commercial, financial and agricultural	257	1,589	1,846	4,505	527
Commercial construction	181	—	181	703	—
One to four family residential real estate	891	—	891	2,496	—
Consumer construction	—	—	—	—	—
Consumer	22	—	22	27	—
Total	$3,212	$4,025	$7,237	$14,991	$1,441

December 31, 2019
Commercial real estate	$4,318	$2,374	$6,692	$7,937	$497
Commercial, financial and agricultural	2,354	1,475	3,829	4,892	770
Commercial construction	373	—	373	386	—
One to four family residential real estate	1,920	—	1,920	2,881	—
Consumer construction	—	—	—	—	—
Consumer	9	—	9	33	—
Total	$8,974	$3,849	$12,823	$16,129	$1,267

	Individually Evaluated Impaired Loans
	June 30, 2020		December 31, 2019
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$7,946	$127	$8,374	$301
Commercial, financial and agricultural	2,044	6	1,144	2
Commercial construction	184	3	396	—
One to four family residential real estate	2,689	71	3,508	219
Consumer construction	—	—	—	—
Consumer	30	1	44	2
Total	$12,893	$208	$13,466	$524

A summary of past due loans at June 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	June 30,				December 31,
	2020				2019
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$252	$—	$688	$940	$1,055	$—	$671	$1,726
Commercial, financial and agricultural	431	—	655	1,086	829	—	527	1,356
Commercial construction	43	48	52	143	59	—	105	164
One to four family residential real estate	751	7	4,714	5,472	4,357	11	3,850	8,218
Consumer construction	—	—	—	—	—	—	—	—
Consumer	138	—	15	153	83	—	19	102

Total past due loans	$1,615	$55	$6,124	$7,794	$6,383	$11	$5,172	$11,566

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

There were 3 TDRs that occurred during the six months ended June 30, 2020 and 3 TDRs during the three months ended June 30, 2019. The three restructured loans as of June 30, 2020, included only modifications to the repayment schedules. The balance of these restructured loans pre-modification was $.504 million. Post-modification balances as of June 30, 2020 were $.476 million. The three TDRs are not COVID-19 related.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2020	2019
Loans outstanding, January 1	$12,196	$9,817
New loans	—	1,872
Net activity on revolving lines of credit	(354)	458
Change in status of insiders	—	(285)
Repayment	(100)	(553)
Loans outstanding at end of period	$11,742	$11,309

There were no loans to related parties classified substandard as of June 30, 2020 or June 30, 2019. In addition to the outstanding balances above, there were unfunded commitments of $.355 million to related parties at June 30, 2020.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initial Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,628	2,894
Lincoln	1,252	1,353
Total	$19,574	$6,746

	Deposit Based
	Intangible	June 30, 2020	Future Annual
	June 30, 2020	Amortization	Amortization
	Balance	Expense	Expense
Peninsula	$533	$60	$121
Eagle River	579	49	99
Niagara	185	15	30
FFNM	2,292	145	290
Lincoln	1,117	68	135
Total	$4,706	$337	$675

	Deposit Based
	Intangible	2019
	December 31, 2019	Amortization
	Balance	Expense
Peninsula	$594	$121
Eagle River	629	99
Niagara	200	30
FFNM	2,436	299
Lincoln	1,184	128
Total	$5,043	$677

The deposit based intangible asset is reported net of accumulated amortization at $4.706 million at June 30, 2020. Amortization expense in the first six months of 2020 is $.337 million. Amortization expense for the next five years is expected to be at $.675 million per year.

The Corporation, in accordance with GAAP, evaluates goodwill annually for impairment. As a result of the current economic uncertainty and volatility surrounding COVID-19, the Corporation performed an interim analysis during the second quarter of 2020. The Corporation determined that there is currently no impairment of its goodwill.

7.	SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. As of June 30, 2020, the Corporation had obligations to service approximately $232.345 million of residential first mortgage loans. The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 17.09% and a discount rate of 7.75% as of June 30, 2020.

The following table summarizes MSRs capitalized and amortized (dollars in thousands):

	June 30,	June 30,
	2020	2019
Balance at beginning of period	$1,499	$1,144
Additions from loans sold with servicing retained	—	500
Amortization	(70)	(120)

Balance at end of period	$1,429	$1,524
Balance of loan servicing portfolio	$232,345	$279,478
Mortgage servicing rights as % of portfolio	.62%	.55%
Fair value of servicing rights	1,746	2,898

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold. These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained. The balance of these sold loans with servicing retained at June 30, 2020 was approximately $49 million. The Corporation valued these servicing rights at $35,000 as of June 30, 2020 and at $80,000 as of June 30, 2019. This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.	BORROWINGS

Borrowings consist of the following at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	December 31,
	2020	2019
Federal Home Loan Bank fixed rate advances	$63,310	$64,148
Correspondent bank line of credit	—	—
Federal Reserve Bank paycheck protection program lending facility	50,753	—
USDA Rural Development note	403	403
	$114,466	$64,551

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.67% and mature at various dates through 2026. They are collateralized at June 30, 2020 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $63.767 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $23.818 million and $24.518 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. The amount of PPP loans pledged as of June 30, 2020 was $50.753 million.

The Corporation currently has one correspondent banking borrowing relationship. As of June 30, 2020 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at June 30, 2020 was 0.30%. This relationship is secured by all of the outstanding mBank stock.

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

The Corporation receives a valuation of the Plan annually. As such, at June 30, 2020, the plan’s assets had a fair value of $2.259 million and the Corporation had a net unfunded liability of $1.188 million. The accumulated benefit obligation at June 30, 2020 was $3.447 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance. The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both June 30, 2020 and December 31, 2019.

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	60%
Fixed income securities	30% to 50%	40%

10.	STOCK COMPENSATION PLANS

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

In the first six months of 2020, the Corporation issued 25,521 shares of its common stock for vested RSAs. In the first six months of 2019, the Corporation issued 27,967 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2020	69,145	$14.52
Granted during the period	132,000	15.46
Vested during the period	(25,521)	14.99
Nonvested balance at June 30, 2020	175,624	$15.16

11.	INCOME TAXES

The Corporation has reported deferred tax assets of $1.727 million at June 30, 2020.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2020 had a net operating loss carryforwards for tax purposes of approximately $10.2 million. As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of June 30, 2020. There aree $1.3 million of alternative minimum tax credits, classified as a current tax receivable as of June 30, 2020.  The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $1.730 million for the six months ended June 30, 2020 and $1.817 million for the six months ended June 30, 2019.

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

The following table presents information for financial instruments at June 30, 2020 and December 31, 2019 (dollars in thousands):

		June 30, 2020		December 31, 2019
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$154,508	$154,508	$49,826	$49,826
Interest-bearing deposits	Level 2	7,831	7,831	10,295	10,295
Securities available for sale	Level 2	107,300	107,300	106,569	106,569
Securities available for sale	Level 3	1,403	1,403	1,403	1,403
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,148,435	1,148,222	1,053,468	1,055,985
Accrued interest receivable	Level 3	4,745	4,745	3,751	3,751

Total financial assets		$1,429,146	$1,428,933	$1,230,236	$1,232,753

Financial liabilities:
Deposits	Level 2	$1,227,552	$1,228,602	$1,075,677	$1,044,267
Borrowings	Level 2	114,466	117,331	64,551	64,403
Accrued interest payable	Level 3	462	462	569	569

Total financial liabilities		$1,342,480	$1,346,395	$1,140,797	$1,109,239

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2020, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2020 and December 31, 2019 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)	June 30, 2020	June 30, 2020
Assets

Corporate	$19,151	$—	$18,651	$500	$—	$—
US Agencies	9,643	—	9,643	—	—	—
US Agencies - MBS	35,892	—	35,892	—	—	—
Obligations of state and political subdivisions	44,017	—	43,114	903	—	—
	$108,703				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Corporate	$20,938	$—	$20,438	$500	$—
US Agencies	14,496	—	14,496	—	—
US Agencies - MBS	34,526	—	34,526	—	—
Obligations of state and political subdivisions	38,012	—	37,024	903	—
	$107,972				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2020, or December 31, 2019 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2020

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2020	(Level 1)	(Level 2)	(Level 3)	June 30, 2020	June 30, 2020
Assets

Impaired loans	$7,237	$—	$—	$7,237	$10	$58
Other real estate owned	2,226	—	—	2,226	31	34
					$41	92

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Impaired loans	$12,823	$—	$—	$12,823	$280
Other real estate held for sale	2,194	—	—	2,194	212
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

The Corporation currently has one active share repurchase program. All share repurchase programs are conducted under authorizations by the Board of Directors. The Corporation repurchased 1,661 shares in 2020, 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013. The share repurchases were conducted under Board authorizations made and publicly announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock, and has no expiration date. During the first half of 2020, the Corporation repurchased 238,983 shares under this plan. As a result of the pandemic, the Corporation has paused its repurchase activity.

Total shares repurchased under stock repurchase plans in the first half of 2020 were 240,644.

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

	June 30,	December 31,
	2020	2019
Commitments to extend credit:
Variable rate	$144,121	$106,278
Fixed rate	88,516	50,796
Standby letters of credit - Variable rate	8,297	5,441
Credit card commitments - Fixed rate	6,589	5,841

	$247,523	$168,356

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at June 30, 2020 represents $136.299 million, or 15.51%, compared to $141.965 million, or 18.54%, of the commercial loan portfolio on December 31, 2019. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

RISK FACTORS

Risks Related to our Lending and Credit Activities

●	The outbreak of the COVID-19 pandemic, including the severity, magnitude, duration and businesses’ and governments’ responses thereto, may have a negative impact on the Corportion’s operations and personnel, as well as on activity and demand across the customers it serves.

●	Our business may be adversely affected by conditions in the financial markets and economic conditions generally, as our borrowers’ ability to repay loans and the value of the collateral securing our loans decline.

●	Weakness in the markets for residential or commercial real estate, including the secondary residential mortgage loan markets, could reduce our net income and profitability.

●	As a community banking organization, the Corporation’s success depends upon local and regional economic conditions and the Corporation has different lending risks than larger banks.

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

●	Our allowance for loan losses may be insufficient.

Continuing deterioration in economic conditions affecting borrowers, new information regarding existing loans, identification of additional problem loans, and other factors, both within and outside of our control, may require an increase in our allowance for loan losses.

Risks Related to Our Operations

●	We are subject to interest rate risk.

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

●	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

●	We may not realize the expected benefits of our recent acquisitions of First Federal of Northern Michigan or Lincoln Community Bank.

●	Our controls and procedures may fail or be circumvented.

●	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At June 30, 2020, net deferred tax assets were approximately $1.727 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

●	Our information systems may experience an interruption or breach in security.

Risks Related to Legal and Regulatory Compliance

●	We operate in a highly regulated environment, which could increase our cost structure or have other negative impacts on our operations.

Strategic Risks

●	Maintaining or increasing our market share may depend on lowering prices and market acceptance of new products and services.

●	Future growth or operating results may require us to raise additional capital but that capital may not be available.

Reputation Risks

●	Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of our computer system or otherwise, could severely harm our business.

Liquidity Risks

●	We could experience an unexpected inability to obtain needed liquidity.

The ability of a financial institution to meet its current financial obligations is a function of its balance sheet structure, its ability to liquidate assets and its access to alternative sources of funds. We seek to ensure our funding needs are met by maintaining an appropriate level of liquidity through asset/liability management.

Risks Related to an Investment in Our Common Stock

●	Limited trading activity for shares of our common stock may contribute to price volatility.

●	Our securities are not an insured deposit.

●	You may not receive dividends on your investment in common stock.

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

FINANCIAL OVERVIEW

The Corporation recorded second quarter 2020 net income of $3.454 million, or $.33 per share, compared to net income of $3.669 million, or $.34 per share, for the second quarter of 2019.

Weighted average shares outstanding for the six month period in 2020 totaled 10,533,589, compared to 10,740,712  shares in the same period of 2019.

The net interest income and net interest margin for the second quarter of 2020 was $14.458 million, or 4.51%, compared to $13.997 million, or 4.76%, for the second quarter of 2019. Net interest income in the second quarter of 2020 was positively impacted by the recognition of $2.3 million of fees generated by participation in the PPP loan program.

Total assets of the Corporation at June 30, 2020 were $1.518 billion, up by $198.404 million, or 15.03%, from the $1.320 billion in total assets reported at year-end 2019.

As of the end of the second quarter of 2020, the Corporation had experienced no material adverse systemic issues or material deterioration in its loan portfolio prior to the COVID-19 pandemic. At the onset of COVID-19, the Corporation began to actively work to identify potential heightened industry and consumer exposure within the portfolio based on its footprint. The Corporation does expect that COVID-19 will unavoidably impact many of its customer’s businesses and will be prepared to assist these customers with appropriate relief using the regulatory guidance provided, particularly for industries experiencing negative environmental factors and risk trends. The Corporation will continue to refine these measures and continually assess its financial reporting and loan loss reserves as the Corporation and its customers work through the pandemic crisis in the upcoming quarters.

In response to the COVID-19 pandemic and in accordance with ASC 350-20-35-3c, the Corporation performed a qualitative evaluation of its goodwill during the second quarter of 2020. The analysis included an assessment of financial performance based on (but not limited to) pre-provision earnings, prior period comparisons, and peer comparisons. Additional considerations were given to macroeconomic conditions, industry and market conditions, and cost factors, among others and the impact of future performance. The Corporation, when factoring in all considerations, believes it is more likely than not that its fair value exceeds book value and therefore, did not perform a full quantitative assessment over the fair value of the Corporation, at June 30, 2020.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $104.682 million during the first six months of 2020, compared to 2019 year end. See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale increased $.731 million from December 31, 2019 to June 30, 2020, with the balance on June 30, 2020 totaling $108.703 million. Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity. As of June 30, 2020, investment securities with an estimated fair value of $29.789 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first six months of 2020, loan balances increased by $95.014 million from December 31, 2019 balances of $1.059 billion. During the first six months of 2020, the Bank had total loan production of $171.813 million, which included $86.389 million of secondary market loan production. This loan production, however, was partially offset by loan amortization and payoffs. When including the PPP loans, total production was $324.633 million, which includes $149.820 million of PPP loans.

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

Following is a summary of the loan portfolio at June 30, 2020 and December 31, 2019 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of
	2020	Total	2019	Total

Commercial real estate	$507,530	43.98%	$514,394	48.58%
Commercial, financial, and agricultural	332,279	28.80	211,023	19.93
Commercial construction	38,712	3.36	40,107	3.79
One to four family residential real estate	235,467	20.41	253,918	23.98
Consumer	19,745	1.71	21,238	2.01
Consumer construction	20,057	1.74	18,096	1.70
Total loans	$1,153,790	100.00%	$1,058,776	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2020 and December 31, 2019 (dollars in thousands).

	June 30, 2020			December 31, 2019
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	136,299	15.51%	83.03%	142,176	18.89%	88.77%
Hospitality and tourism	98,981	11.27	60.30	94,143	12.51	58.78
Lessors of residential buildings	48,852	5.56	29.76	50,891	6.76	31.77
Gasoline stations and convenience stores	28,463	3.24	17.34	24,917	3.31	15.56
Logging	22,283	2.54	13.57	22,725	3.02	14.19
Commercial construction	38,712	4.41	23.58	34,511	4.58	21.55
Other	504,931	57.47	307.59	396,161	50.93	239.35
Total Commercial Loans	$878,521	100.00%		$765,524	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio. Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of June 30, 2020. The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments. The company will slow, and has slowed, growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2020, our residential loan portfolio totaled $255.524 million, or 22.15%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,
	2020	2019

Nonperforming Assets:
Nonaccrual loans	$6,069	$5,172
Loans past due 90 days or more	55	11
Restructured loans on nonaccrual	—	—
Total nonperforming loans	6,124	5,183
Other real estate owned	2,226	2,194
Total nonperforming assets	$8,350	$7,377
Nonperforming loans as a % of loans	0.53%	0.49%
Nonperforming assets as a % of assets	0.55%	0.56%
Reserve for Loan Losses:
At period end	$5,355	$5,308
As a % of outstanding loans	.46%	.51%
As a % of nonperforming loans	87.44%	102.41%
As a % of nonaccrual loans	87.44%	102.63%
Texas Ratio	4.22%	4.41%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	June 30, 2020	December 31, 2019

Total loans, at period end	$1,153,790	1,058,776
Average loans for the period	$1,097,382	$1,047,439

	For the Period Ended
	Six Months Ended	Twelve Months Ended
	June 30, 2020	December 31, 2019

Net charge-offs during the period	$153	260
Net charge-offs to average loans, annualized	.03%	.02%

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

During the first half of 2020, the Corporation recorded a provision for loan losses of $200,000. As a result of COVID-19, the qualitative factors for economic conditions were adjusted within the allowance for loan losses calculation and methodology. The Corporation is not yet subject to the requirements of CECL and management will actively refine the provision and loan reserves as client impact and broader economic data from the pandemic become more clear in the third quarter and beyond.

During the second quarter of 2020, loan deferrals in response to COVID-19 amounted to approximately $220 million. Of this original amount, approximately $197 million have returned to contractual obligations of either principal and interest or interest only, for a short period, as they come off full deferral in order to build up cash flow.

As of June 30, 2020, the allowance for loan losses represented .46% of total loans. At June 30, 2020, the allowance included specific reserves in the amount of $1.267 million, as compared to specific reserves of $1.266 million at December 31, 2019. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2020	December 31, 2019

Balance at beginning of period	$2,194	$3,119
Other real estate transferred from loans due to foreclosure	333	1,629
Proceeds from sale of other real estate	(271)	(1,329)
Transfer to premise and equipment	—	(1,013)
Writedowns on other real estate held for sale	(30)	(181)
Loss on other real estate held for sale	—	(31)

Balance at end of period	$2,226	$2,194

During the first six months of 2020, the Corporation received real estate in lieu of loan payments of $.333 million. In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first six months of 2020. Total deposits increased by $151.875 million, or 14.12%, in the first six months of 2020. The increase in deposits for the first six months of 2020 is composed of a increase in core deposits of $118.822 million and an increase in noncore deposits of $33.053 million. Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,
	2020	% of Total	2019	% of Total

Noninterest bearing	$385,811	31.43%	$287,611	26.74%
NOW, money market, checking	386,029	31.45	373,165	34.69%
Savings	123,771	10.08	109,548	10.18%
Certificates of Deposit <$250,000	227,491	18.53	233,956	21.75%
Total core deposits	1,123,102	91.49	1,004,280	93.36%

Certificates of Deposit >$250,000	13,968	1.14	12,775	1.19%
Brokered CDs	90,482	7.37	58,622	5.45%
Total non-core deposits	104,450	8.51	71,397	6.64%

Total deposits	$1,227,552	100.00%	$1,075,677	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding. At June 30, 2020, this source of funding totaled $63 million and the Corporation secured this funding by pledging loans and investments. The $63 million of FHLB borrowings have a weighted average maturity of 2.39 years and a weighted average interest rate of 1.67% at June 30, 2020. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.403 million, with a fixed interest rate of 1% that matures in August 2024.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. The amount of PPP loans pledged as of June 30, 2020 was $50.753 million.

The Corporation currently has one correspondent banking borrowing relationship. As of June 30, 2020 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at June 30, 2020 was 0.30%. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity decreased $2.238 million from December 31, 2019 to June 30, 2020. Contributing to the change in shareholders’ equity was net income of $6.505 million, offset by a reduction for cash dividends on common stock of $2.950 million, an increase due to stock compensation of $.378 million, and an increase in the market value of securities of $1.034 million and a decrease due to share repurchases of $2.729 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded first six months of 2020 net income of $6.505 million, or $.61 per share, compared to net income of $6.836 million, or $.64 per share, for the first half of 2019.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $28.048 million, 4.59% of average earning assets, respectively in the first six months of 2020, compared to $27.374 million, 4.68% of average earning assets, respectively in the first six months of 2019. Included in the net interest income for the first six months of 2020 is $2.310 million of fee recognition on the PPP loans. The $2.3 million of fee recognition included $1.7 million to offset direct origination costs involved in the program, as well as $.425 million of accretion of the remaining deferred fees.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2020-2019
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	2020	2019	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,147,620	$1,051,998	$95,622	5.48%	5.98%	$15,644	$15,678	$(34)	$1,421	$(1,295)	$(160)
Taxable securities	90,991	94,634	(3,643)	2.62	2.88	592	680	(88)	(26)	(62)	—
Nontaxable securities (2)	19,521	14,772	4,749	3.96	2.77	192	102	90	33	44	13
Federal funds sold	18,627	674	17,953.10		2.57	5	4	1	115	(4)	(110)
Other interest-earning assets	13,253	17,505	(4,252)	3.67	8.30	121	362	(241)	(88)	(201)	48
Total earning assets	1,290,012	1,179,583	110,429	5.16	5.72	16,554	16,826	(272)	1,455	(1,518)	(209)
Reserve for loan losses	(5,306)	(5,250)	(56)
Cash and due from banks	126,860	65,446	61,414
Fixed Assets	26,268	23,340	2,928
Other Real Estate	2,262	2,073	189
Other assets	61,327	61,335	(8)
Total assets	$1,501,423	$1,326,527	$174,896

NOW and money market deposits	$285,020	$237,730	$47,290.18		.55	$131	$324	$(193)	$64	$(214)	$(43)
Interest checking	98,008	110,175	(12,167)	.03	.18	8	49	(41)	(5)	(40)	4
Savings deposits	118,257	110,979	7,278.39		.56	114	155	(41)	10	(48)	(3)
Certificates of deposit	239,714	265,667	(25,953)	1.75	1.92	1,043	1,275	(232)	(124)	(116)	8
Brokered deposits	124,514	118,422	6,092	1.33	2.41	411	712	(301)	37	(319)	(19)
Borrowings	116,750	51,422	65,328.95		1.94	276	248	28	314	(126)	(160)
Total interest-bearing liabilities	982,263	894,395	87,868.81		1.24	1,983	2,763	(780)	296	(863)	(213)
Demand deposits	346,180	260,441	85,739
Other liabilities	11,169	15,200	(4,031)
Shareholders’ equity	161,811	156,491	5,320
Total liabilities and shareholders’ equity	$1,501,423	$1,326,527	$174,896
Rate spread				4.35%	4.48%
Net interest margin/revenue				4.54%	4.78%	$14,571	$14,063	$508	$1,159	$(655)	$4

	Six Months Ended
								2020-2019
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	2020	2019	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,097,382	$1,049,384	$47,998	5.59%	5.83%	$30,484	$30,362	$122	$1,393	(1,296)	25
Taxable securities	89,996	96,294	(6,298)	2.50	2.90	1,117	1,383	(266)	(91)	(192)	17
Nontaxable securities (2)	19,522	15,891	3,631	3.12	2.94	303	232	71	53	14	4
Federal funds sold	9,835	891	8,944.18		2.55	9	11	(2)	113	(10)	(105)
Other interest-earning assets	14,061	17,822	(3,761)	5.52	8.38	386	741	(355)	(157)	(254)	56
Total earning assets	1,230,796	1,180,282	50,514	5.28	5.59	32,299	32,729	(430)	1,311	(1,738)	(3)
Reserve for loan losses	(5,287)	(5,216)	(71)
Cash and due from banks	96,700	62,608	34,092
Fixed Assets	24,719	23,011	1,708
Other Real Estate	2,221	2,436	(215)
Other assets	61,932	60,200	1,732
Total assets	$1,411,081	$1,323,321	$87,760

NOW and money market deposits	$284,440	$250,387	$34,053.30		.56	$426	$694	$(268)	$95	(321)	(42)
Interest checking	95,965	111,910	(15,945)	.05	.19	25	105	(80)	(15)	(76)	11
Savings deposits	114,299	110,447	3,852.62		.41	352	226	126	8	114	4
Certificates of deposit	241,298	258,139	(16,841)	1.76	1.85	2,116	2,362	(246)	(155)	(105)	14
Brokered deposits	92,287	123,240	(30,953)	1.56	2.42	715	1,482	(767)	(373)	(531)	137
Borrowings	95,308	52,318	42,990	1.30	1.87	617	486	131	400	(149)	(120)
Total interest-bearing liabilities	923,597	906,441	17,156.93		1.19	4,251	5,355	(1,104)	(40)	(1,068)	4
Demand deposits	315,863	247,913	67,950
Other liabilities	9,065	13,869	(4,804)
Shareholders’ equity	162,556	155,098	7,458
Total liabilities and shareholders’ equity	$1,411,081	$1,323,321	$87,760
Rate spread				4.35%	4.40%
Net interest margin/revenue				4.59%	4.68%	$28,048	$27,374	$674	$1,351	$(670)	$(7)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread. The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first six months of 2020, the Corporation recorded a loan loss provision of $200,000, compared to $300,000 in the first six months of 2019. There were net charge-offs of $153,000 in the first six months of 2020, compared to net charge-offs of $177,000 for the same period in 2019. There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $4.304 million in the first six months of 2020, compared to $2.227 million in the same period in 2019. The increase year over year was largely a result of increased income from loans sold in the secondary market and loans sold to the SBA. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

Deposit service fees	$237	$408	$(171)	-41.91%	$640	$814	$(174)	-21.38%
Income from loans sold in the secondary market	1,512	355	1,157	325.92	2,050	667	1,383	207.35
SBA/USDA loan sale gains	274	29	245	844.83	984	154	830	538.96
Net mortgage servicing (amortization) income	204	128	76	59.38	393	248	145	N/A
Other noninterest income	140	190	(50)	(26.32)	237	344	(107)	(31.10)

Total other income	$2,367	$1,110	$1,257	113.24%	$4,304	$2,227	$2,077	93.26%

Other Expense

For the first six months of 2020, the Corporation recorded other expenses of $23.724 million, compared to $20.507 million in 2019, an increase of $3.217 million. The increase in salaries and benefits was largely a result of personnel expenses incurred with participation in the PPP loan program and other general related pandemic expenses, and other customary operating expenses related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and six months ended June 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage

Salaries and employee benefits	$7,009	$5,511	$1,498	27.18%	$13,060	$10,946	$2,114	19.31%
Occupancy	1,008	1,004	4	0.40	2,132	2,085	47	2.25
Furniture and equipment	804	723	81	11.20	1,606	1,441	165	11.45
Data processing	852	708	144	20.34	1,677	1,417	260	18.35
Advertising	312	214	98	45.79	524	523	1	0.19
Professional service fees	574	547	27	4.94	1,072	981	91	9.28
Loan origination expenses and deposit and card related fees	406	184	222	120.65	787	363	424	116.80
Writedowns and losses on other real estate held for sale	31	73	(42)	(57.53)	34	101	(67)	(66.34)
FDIC insurance assessment	165	77	88	114.29	315	211	104	49.29
Communications	224	232	(8)	(3.45)	437	460	(23)	(5.00)
Other	967	990	(23)	(2.32)	2,080	1,979	101	5.10
Total other expense	$12,352	$10,263	$2,089	20.35%	$23,724	$20,507	$3,217	15.69%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the six months ended June 30, 2020 of $1.730 million, compared to $1.817 million a year earlier.

The Corporation has reported deferred tax assets of $1.727 million at June 30, 2020. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. The Corporation, as of June 30, 2020 had a net operating loss carryforwards for tax purposes of approximately $10.2 million. As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of June 30, 2020. There are $1.3 million of alternative minimum tax credits classified as a current tax receivable at June 30, 2020. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004. The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $154.508 million in cash and cash equivalents and $78.914 million of unpledged investment securities. Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first six months of 2020, the Corporation increased cash and cash equivalents by $104.682 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first six months of 2020, the Bank paid dividends of $8.0 million to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of June 30, 2020. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at June 30, 2020 of $15 million. The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings. At June 30, 2020, the Bank’s core deposits in relation to total funding were 83.69% compared to 87.60% at December 31, 2019. These ratios indicate that at June 30, 2020, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. This increase is the direct result of the Bank taking precautionary measures to augment its cash position at the onset of the COVID-19 pandemic. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2020, the Bank had $106 million of unsecured lines available and additional funding sources available if secured. The Bank believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity, including any additional liquidity pressure that may stem from the effects of the COVID-19 pandemic.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. Management has determined that, as of June 30, 2020, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2020 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$141,857	13.8%	>	$82,286	>	8.0%	>	$	N/A	>	N/A
mBank	$136,821	13.3%	>	$82,270	>	8.0%	>		$102,837	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$136,502	13.3%	>	$61,714	>	6.0%	>	$	N/A	>	N/A
mBank	$131,507	12.8%	>	$61,702	>	6.0%	>		$82,270	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$136,502	13.3%	>	$46,286	>	4.5%	>	$	N/A	>	N/A
mBank	$131,507	12.8%	>	$46,277	>	4.5%	>		$66,844	>	6.5%

Tier 1 capital to average assets:
Consolidated	$136,502	9.5%	>	$57,752	>	4.0%	>	$	N/A	>	N/A
mBank	$131,507	8.9%	>	$58,873	>	4.0%	>		$73,592	>	5.0%

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

As of June 30, 2020, the Corporation had established interest rate floors on approximately $93.773 million of its variable rate commercial loans. Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods. However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $108.703 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of June 30, 2020. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at June 30, 2020 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$266,170	392,862	479,320	15,438	$1,153,790
Securities	19,960	15,967	47,880	24,896	108,703
Other (1)	7,141	2,940	2,427	247	12,755

Total interest-earning assets	293,271	411,769	529,627	40,581	1,275,248

Interest-bearing obligations:
NOW, money market, savings and interest checking	509,800	—	—	—	509,800
Time deposits	59,651	103,684	77,353	771	241,459
Brokered CDs	20,311	56,820	13,351	—	90,482
Borrowings	179	35,346	75,941	3,000	114,466

Total interest-bearing obligations	589,941	195,850	166,645	3,771	956,207

Gap	$(296,670)	$215,919	$362,982	$36,810	$319,041

Cumulative gap	$(296,670)	$(80,751)	$282,231	$319,041
(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at June 30, 2020, the Corporation had a cumulative liability sensitivity gap position of $80.751 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income. This is because more liabilities would reprice at higher rates than assets. Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2019, the Corporation had a cumulative liability sensitivity gap position of $46.031 million within the one-year time frame.

The borrowings in the gap analysis include $63 million of FHLB advances that have a weighted average maturity of 2.39 years and a weighted average rate of 1.67%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4 CONTROLS AND PROCEDURES

As of June 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of June 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Corporation’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2019 and its Quarterly Report on Form 10-Q for the three months ended March 31, 2020.

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

			Total number of
			shares purchased	Maximum
			as part of a	number of
			publically	shares that
	Total number of	Average price	announced	may yet be
Period of purchases	shares purchased	paid per share	plan or program	purchased

January 1, 2020 to January 31, 2020	—	$—	—	537,036
February 1, 2020 to February 29, 2020	3,626	$14.89	3,626	533,410
March 1, 2020 to March 31, 2020	237,018	$11.28	237,018	296,392
April 1, 2020 to April 30, 2020	—	$—	—	296,392
May 1, 2020 to May 31, 2020	—	$—	—	296,392
June 1, 2020 to June 30, 2020	—	$—	—	296,392

Total First Six Months 2020	240,644	$11.34	240,644

Item 6. Exhibits

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document*

	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

	101.DEF	Inline XBRL Taxonomy Definition Document*

	101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 10, 2020	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)