Form 10-Q
period 2020-09-30
MACKINAC FINANCIAL CORP /MI/
filed 2020-11-09
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Yes  ☐     No  ☒

As of November 6, 2020, there were outstanding 10,533,589 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – September 30, 2020 (Unaudited), December 31, 2019	1

	Condensed Consolidated Statements of Operations — Three and Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Nine Months Ended September 30, 2020 (Unaudited) and September 30, 2019 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	29

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	46

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	47

Item 1A.	Risk Factors	47

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	47

SIGNATURES		49

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	September 30,	December 31,
	2020	2019
	(Unaudited)

ASSETS

Cash and due from banks	$173,693	$49,794
Federal funds sold	76	32
Cash and cash equivalents	173,769	49,826

Interest-bearing deposits in other financial institutions	5,367	10,295
Securities available for sale	106,830	107,972
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	865,726	765,524
Mortgage	259,024	272,014
Consumer	19,575	21,238
Total Loans	1,144,325	1,058,776
Allowance for loan losses	(5,832)	(5,308)
Net loans	1,138,493	1,053,468

Premises and equipment	25,754	23,608
Other real estate held for sale	1,851	2,194
Deferred tax asset	1,758	3,732
Deposit based intangibles	4,537	5,043
Goodwill	19,574	19,574
Other assets	40,060	39,433

TOTAL ASSETS	$1,522,917	$1,320,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$432,390	$287,611
NOW, money market, interest checking	417,508	373,165
Savings	129,633	109,548
CDs<$250,000	215,531	233,956
CDs>$250,000	15,654	12,775
Brokered	70,171	58,622
Total deposits	1,280,887	1,075,677

Federal funds purchased	—	6,225
Borrowings	63,505	64,551
Other liabilities	12,357	11,697
Total liabilities	1,356,749	1,158,150

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,533,589 and 10,748,712 respectively	127,426	129,564
Retained earnings	37,144	31,740
Accumulated other comprehensive income (loss)
Unrealized gains on available for sale securities	2,008	1,025
Minimum pension liability	(410)	(410)
Total shareholders’ equity	166,168	161,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,522,917	$1,320,069

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019

	(Unaudited)		(Unaudited)
INTEREST INCOME:
Interest and fees on loans:
Taxable	$13,852	$14,829	$44,014	$45,010
Tax-exempt	47	45	176	134
Interest on securities:
Taxable	519	675	1,700	2,058
Tax-exempt	151	78	390	261
Other interest income	119	403	514	1,155
Total interest income	14,688	16,030	46,794	48,618

INTEREST EXPENSE:
Deposits	1,352	2,464	4,986	7,333
Borrowings	284	242	901	728
Total interest expense	1,636	2,706	5,887	8,061

Net interest income	13,052	13,324	40,907	40,557
Provision for loan losses	400	50	600	350
Net interest income after provision for loan losses	12,652	13,274	40,307	40,207

OTHER INCOME:
Deposit service fees	260	383	900	1,197
Income from mortgage loans sold on the secondary market	1,968	586	4,018	1,253
SBA/USDA loan sale gains	476	496	1,460	650
Net mortgage servicing fees	247	238	640	486
Other	165	175	402	519
Total other income	3,116	1,878	7,420	4,105

OTHER EXPENSE:
Salaries and employee benefits	6,487	5,669	19,547	16,615
Occupancy	1,163	987	3,295	3,072
Furniture and equipment	846	768	2,452	2,209
Data processing	801	785	2,478	2,202
Advertising	168	203	692	726
Professional service fees	474	536	1,546	1,517
Loan origination expenses and deposit and card related fees	413	314	1,200	677
Writedowns and losses on other real estate held for sale	(21)	(24)	13	77
FDIC insurance assessment	135	(141)	450	70
Communications	248	221	685	681
Other	847	1,126	2,927	3,105
Total other expenses	11,561	10,444	35,285	30,951

Income before provision for income taxes	4,207	4,708	12,442	13,361
Provision for income taxes	883	989	2,613	2,806

NET INCOME	$3,324	$3,719	$9,829	$10,555

INCOME PER COMMON SHARE:
Basic	$0.32	$0.35	$0.93	$0.98
Diluted	$0.32	$0.35	$0.93	$0.98

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2020	2019	2020	2019
Net income	$3,324	$3,719	$9,829	$10,555
Other comprehensive income (loss)
Change in securities available for sale:
Unrealized gains (losses) arising during the period	(65)	101	1,244	1,756
Tax effect	14	(21)	(261)	(369)
Net change in unrealized gains on available for sale securities	(51)	80	983	1,387

Total comprehensive income	$3,273	$3,799	$10,812	$11,942

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,748,712	$129,564	$31,740	$615	$161,919

Net income for period	—	—	9,829	—	9,829
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	983	983
Total comprehensive income	—	—	9,829	983	10,812
Stock compensation	—	591	—	—	591
Issuance of common stock:
Restricted stock award vesting	25,521	—	—	—	—
Repurchase of common stock	(240,644)	(2,729)	—	—	(2,729)
Dividend on common stock	—	—	(4,425)	—	(4,425)

Balance, end of period	10,533,589	$127,426	$37,144	$1,598	$166,168

	Nine Months Ended
	September 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income for period	—	—	10,555	—	10,555
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,387	1,387
Total comprehensive income	—	—	10,555	1,387	11,942
Stock compensation	—	226	—	—	226
Issuance of common stock:
Restricted stock award vesting	27,967	—	—	—	—
Dividend on common stock	—	—	(4,072)	—	(4,072)

Balance, end of period	10,740,712	$129,292	$29,949	$924	$160,165

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	September 30,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,533,589	$127,213	$35,295	$1,649	$164,157

Net income for period	—	—	3,324	—	3,324
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(51)	(51)
Total comprehensive income	—	—	3,324	(51)	3,273
Stock compensation	—	213	—	—	213
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(1,475)	—	(1,475)

Balance, end of period	10,533,589	$127,426	$37,144	$1,598	$166,168

	Three Months Ended
	September 30,
	2019
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,740,712	$129,262	$27,734	$844	$157,840

Net income for period	—	—	3,719	—	3,719
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	80	80
Total comprehensive income	—	—	3,719	80	3,799
Stock compensation	—	30	—	—	30
Issuance of common stock:
Restricted stock award vesting	—	—	—	—	—
Dividend on common stock	—	—	(1,504)	—	(1,504)

Balance, end of period	10,740,712	$129,292	$29,949	$924	$160,165

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Nine Months Ended
	September 30,
	2020	2019
Cash Flows from Operating Activities:
Net income	$9,829	$10,555
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,151	2,885
Provision for loan losses	600	350
Deferred tax expense, net	(65)	883
Gain on sale of loans sold in the secondary market	(3,472)	(1,032)
Origination of loans held for sale in the secondary market	(155,179)	(55,134)
Proceeds from sale of loans in the secondary market	160,972	56,166
Gain (Loss) on sale of other real estate held for sale	(38)	18
Writedown of other real estate held for sale	51	59
Stock compensation	591	226
Change in other assets	768	(8,350)
Change in other liabilities	598	3,509
Net cash provided by operating activities	16,806	10,135

Cash Flows from Investing Activities:
Net increase in loans	(87,443)	(24,650)
Net decrease in interest bearing deposits in other financial institutions	4,928	2,177
Purchase of securities available for sale	(26,783)	(7,776)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	29,054	18,359
Capital expenditures	(4,528)	(1,828)
Proceeds from sale of other real estate, premises and fixed assets	1,124	742
Net cash used in investing activities	(83,648)	(12,976)

Cash Flows from Financing Activities:
Net increase in deposits	205,210	16,042
Net decrease in fed funds purchased	(6,225)	(2,905)
New term debt issuance	100,281	25,000
Principal payments on borrowings	(101,327)	(12,457)
Repurchase of common stock	(2,729)	—
Dividend on common stock	(4,425)	(4,072)
Net cash provided by financing activities	190,785	21,608

Net increase (decrease) in cash and cash equivalents	123,943	18,767
Cash and cash equivalents at beginning of period	49,826	64,157

Cash and cash equivalents at end of period	$173,769	$82,924

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$6,006	$7,749
Income taxes	—	1,500

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	503	1,331
Transfers of Other Real Estate Held for Sale to Fixed Assets	—	1,013

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2019.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights. The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At September 30, 2020 there were 78,560 shares available for issuance under this plan. Awards are made to certain other senior officers at the discretion of the Corporation’s management. Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

Diluted earnings per share, which reflects the potential dilution that could occur if stock awards were fully vested and resulted in the issuance of common stock that then shared in our earnings, is computed by dividing net income by the weighted average number of common shares outstanding and common stock equivalents, after giving effect for dilutive shares issued. For the three and nine month periods ended September 30, 2020, approximately 169,000 unvested restricted stock awards were excluded from the calculation of earnings per share because they were antidilutive. For the three and nine month periods ended September 30, 2019, no awards were antidilutive.

The following shows the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

(Numerator):
Net income	$3,324	$3,719	$9,829	$10,555

(Denominator):
Weighted average shares outstanding	10,533,589	10,740,712	10,594,824	10,730,477
Effect of restricted stock awards	—	11,466	—	13,642
Diluted weighted average shares outstanding	10,533,589	10,752,178	10,594,824	10,744,119
Income per common share:
Basic	$0.32	$0.35	$0.93	$0.98
Diluted	$0.32	$0.35	$0.93	$0.98

4.	INVESTMENT SECURITIES

At September 30, 2020 the Corporation had an investment security portfolio totaling $106.830 million, a decrease of $1.142 million from the December 31, 2019 balance of $107.972 million. The amortized cost and estimated fair value of investment securities available for sale as of September 30, 2020 and December 31, 2019 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

September 30, 2020

Corporate	$21,151	$192	$(111)	$21,232
US Agencies	9,472	143	—	9,615
US Agencies - MBS	31,557	948	(8)	32,497
Obligations of states and political subdivisions	42,109	1,377	—	43,486

Total securities available for sale	$104,289	$2,660	$(119)	$106,830

December 31, 2019

Corporate	$20,779	$160	$(1)	$20,938
US Agencies	14,450	47	(1)	14,496
US Agencies - MBS	34,063	492	(29)	34,526
Obligations of states and political subdivisions	37,382	630	—	38,012

Total securities available for sale	$106,674	$1,329	$(31)	$107,972

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,		December 31,
	2020		2019
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$12,042	$12,147	$21,532	$21,575
After 1 year through 5 years	31,232	32,085	40,063	40,664
After 5 years through 10 years	12,944	13,067	10,019	10,189
After 10 years	16,514	17,034	997	1,018
Subtotal	72,732	74,333	72,611	73,446
US Agencies - MBS	31,557	32,497	34,063	34,526

Total available -for-sale securities	$104,289	$106,830	$106,674	$107,972

The following is information pertaining to securities with gross unrealized losses at September 30, 2020 and December 31, 2019 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
September 30, 2020	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	2	$3,890	$(111)	—	$—	$—	2	$3,890	$(111)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	5	209	(7)	1	19	(1)	6	228	(8)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	7	$4,099	$(118)	1	$19	$(1)	8	$4,118	$(119)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	1	$2,502	$(1)	—	$—	$—	1	$2,502	$(1)
US Agencies	—	—	—	1	500	(1)	1	500	(1)
US Agencies - MBS	10	6,966	(9)	13	1,233	(20)	23	8,199	(29)
Obligations of states and political subdivisions	—	—	—	1	115	—	1	115	—
Total	11	$9,468	$(10)	15	$1,848	$(21)	26	$11,316	$(31)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $26.802 million and $27.594 million, respectively, at September 30, 2020.

5.	LOANS

The composition of loans is as follows (dollars in thousands):

	September 30,	December 31,
	2020	2019

Commercial real estate	$499,793	$514,394
Commercial, financial, and agricultural	326,771	211,023
Commercial construction	39,162	40,107
One to four family residential real estate	237,336	253,918
Consumer	19,575	21,238
Consumer construction	21,688	18,096

Total loans	$1,144,325	$1,058,776

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(421)	—	(421)
Expected cash flows	1,480	37,700	39,180
Accretable yield	(140)	(493)	(633)
Carrying balance at acquisition date	$1,340	$37,207	$38,547

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2020 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$105	$—	$105	$209	$—	$209
Accretion	(202)	—	(202)	(104)	—	(104)
Reclassification from nonaccretable difference	151	—	151	78	—	78
Balance, September 30, 2020	$54	$—	$54	$183	$—	$183

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471
Accretion	(27)	—	(27)	(287)	(838)	(1,125)
Reclassification from nonaccretable difference	20	—	20	215	(15)	200
Balance, September 30, 2020	$12	$—	$12	$446	$1,100	$1,546

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176
Accretion	(7)	(105)	(112)	(627)	(943)	(1,570)
Reclassification from nonaccretable difference	6	—	6	470	(15)	455
Balance, September 30, 2020	$107	$159	$266	$802	$1,259	$2,061

The table below presents a rollforward of the accretable yield on acquired loans for the nine months ended September 30, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	(81)	—	(81)	(17)	(16)	(33)
Reclassification from nonaccretable difference	60	—	60	13	—	13
Balance, September 30, 2019	$107	$—	$107	$209	$—	$209

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	(14)	(69)	(83)	(145)	(1,157)	(1,302)
Reclassification from nonaccretable difference	11	—	11	109	—	109
Balance, September 30, 2019	$23	$—	$23	$535	$2,289	$2,824

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(109)	(138)	(247)	(366)	(1,380)	(1,746)
Reclassification from nonaccretable difference	82	—	82	275	—	275
Balance, September 30, 2019	$113	$304	$417	$987	$2,593	$3,580

Allowance for Loan Losses

An analysis of the allowance for loan losses for the nine months ended September 30, 2020 and September 30, 2019 is as follows (dollars in thousands):

	September 30,	September 30,
	2020	2019

Balance, January 1	$5,308	$5,183
Recoveries on loans previously charged off	240	199
Loans charged off	(316)	(424)
Provision	600	350

Balance at end of period	$5,832	$5,308

In the first nine months of 2020, net charge-offs were $76,000, compared to net charge-offs of $225,000 in the same period in 2019. In the first nine months of 2020, the Corporation recorded a provision for loan loss of $600,000 compared to a $350,000 provision for loan losses in the first nine months of 2019. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at September 30, 2020 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended September 30, 2020
Allowance for loan loss reserve:
Beginning balance ALLR	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355
Charge-offs	—	—	—	(8)	—	(16)	—	(24)
Recoveries	7	1	79	4	—	10	—	101
Provision	28	(77)	(83)	(12)	—	5	539	400
Ending balance ALLR	$1,873	$1,783	$116	$384	$10	$8	$1,658	$5,832

Nine Months Ended September 30, 2020
Allowance for loan loss reserve:
Beginning balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308
Charge-offs	—	(187)	(8)	(40)	—	(81)	—	(316)
Recoveries	98	1	80	15	—	46	—	240
Provision	586	772	(27)	261	(1)	30	(1,021)	600
Ending balance ALLR	$1,873	$1,783	$116	$384	$10	$8	$1,658	$5,832

At September 30, 2020
Loans:
Ending balance	$499,793	$326,771	$39,162	$237,336	$21,688	$19,575	$—	$1,144,325
Ending balance ALLR	(1,873)	(1,783)	(116)	(384)	(10)	(8)	(1,658)	(5,832)
Net loans	$497,920	$324,988	$39,046	$236,952	$21,678	$19,567	$(1,658)	$1,138,493

Ending balance ALLR:
Individually evaluated	$564	$847	$—	$—	$—	$—	$—	$1,411
Collectively evaluated	1,309	936	116	384	10	8	1,658	4,421
Total	$1,873	$1,783	$116	$384	$10	$8	$1,658	$5,832

Ending balance Loans:
Individually evaluated	$2,349	$1,483	$—	$—	$—	$—	$—	$3,832
Collectively evaluated	495,591	325,040	38,981	236,433	21,688	19,558	—	1,137,291
Acquired with deteriorated credit quality	1,853	248	181	903	—	17	—	3,202
Total	$499,793	$326,771	$39,162	$237,336	$21,688	$19,575	$—	$1,144,325

Impaired loans, by definition, are individually evaluated.

In the first nine months of 2020, the Corporation booked a provision for loan losses of $600,000 as a result of changes in environmental factors. Furthermore, a portion of the unallocated reserve was allocated due to a modification in the methodology for calculating the environmental factors.

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

Below is a breakdown of loans by risk category as of September 30, 2020 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$8,802	$12,059	$215,700	$255,094	$3,619	$4,519	$—	$—	$499,793
Commercial, financial and agricultural	163,512	6,470	57,288	93,980	707	4,814	—	—	326,771
Commercial construction	—	40	19,063	16,671	600	385	—	2,403	39,162
One-to-four family residential real estate	—	2,167	5,617	17,889	372	2,356	—	208,935	237,336
Consumer construction	—	—	—	—	—	—	—	21,688	21,688
Consumer	—	91	152	498	—	76	—	18,758	19,575

Total loans	$172,314	$20,827	$297,820	$384,132	$5,298	$12,150	$—	$251,784	$1,144,325

At September 30, 2020, $152.410 million of Paycheck Protection Program (“PPP”) loans are included with a risk rating of “1” in the Commercial, financial and agricultural category.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
September 30, 2020

Commercial real estate	$1,853	$2,349	$4,202	$7,201	$564
Commercial, financial and agricultural	248	1,483	1,731	4,395	847
Commercial construction	181	—	181	703	—
One to four family residential real estate	903	—	903	2,701	—
Consumer construction	—	—	—	—	—
Consumer	17	—	17	20	—
Total	$3,202	$3,832	$7,034	$15,020	$1,411

December 31, 2019
Commercial real estate	$4,318	$2,374	$6,692	$7,937	$497
Commercial, financial and agricultural	2,354	1,475	3,829	4,892	770
Commercial construction	373	—	373	386	—
One to four family residential real estate	1,920	—	1,920	2,881	—
Consumer construction	—	—	—	—	—
Consumer	9	—	9	33	—
Total	$8,974	$3,849	$12,823	$16,129	$1,267

	Individually Evaluated Impaired Loans
	September 30, 2020		December 31, 2019
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$7,564	$202	$8,374	$301
Commercial, financial and agricultural	1,426	11	1,144	2
Commercial construction	553	22	396	—
One to four family residential real estate	3,419	106	3,508	219
Consumer construction	—	—	—	—
Consumer	38	1	44	2
Total	$13,000	$342	$13,466	$524

A summary of past due loans at September 30, 2020 and December 31, 2019 is as follows (dollars in thousands):

	September 30,				December 31,
	2020				2019
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$975	$—	$680	$1,655	$1,055	$—	$671	$1,726
Commercial, financial and agricultural	9,989	—	842	10,831	829	—	527	1,356
Commercial construction	156	—	46	202	59	—	105	164
One to four family residential real estate	663	—	3,790	4,453	4,357	11	3,850	8,218
Consumer construction	—	—	—	—	—	—	—	—
Consumer	109	—	56	165	83	—	19	102

Total past due loans	$11,892	$—	$5,414	$17,306	$6,383	$11	$5,172	$11,566

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

There were 4 TDRs that occurred during the nine months ended September 30, 2020 and 4 TDRs during the nine months ended September 30, 2019. The three restructured loans as of September 30, 2020, included only modifications to the repayment schedules. The balance of these restructured loans pre-modification was $.568 million. Post-modification balances as of September 30, 2020 were $.540 million. The three TDRs are not COVID-19 related.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Nine Months Ended	Nine Months Ended
	September 30,	September 30,
	2020	2019
Loans outstanding, January 1	$12,196	$9,817
New loans	—	1,872
Net activity on revolving lines of credit	(752)	954
Change in status of insiders	—	(285)
Repayment	(134)	(673)
Loans outstanding at end of period	$11,310	$11,685

There were no loans to related parties classified substandard as of September 30, 2020 or September 30, 2019. In addition to the outstanding balances above, there were unfunded commitments of $.752 million to related parties at September 30, 2020.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

		Deposit Based
	Goodwill	Intangible
	Balance	Initial Balance
Peninsula	$3,805	$1,206
Eagle River	1,839	993
Niagara	50	300
FFNM	12,628	2,894
Lincoln	1,252	1,353
Total	$19,574	$6,746

	Deposit Based	Amortization Expense
	Intangible	for the	Future Annual
	September 30, 2020	nine months ended	Amortization
	Balance	September 30, 2020	Expense
Peninsula	$503	$90	$121
Eagle River	554	74	99
Niagara	178	23	30
FFNM	2,219	217	290
Lincoln	1,083	102	135
Total	$4,537	$506	$675

	Deposit Based
	Intangible	2019
	December 31, 2019	Amortization
	Balance	Expense
Peninsula	$594	$121
Eagle River	629	99
Niagara	200	30
FFNM	2,436	299
Lincoln	1,184	128
Total	$5,043	$677

The deposit based intangible asset is reported net of accumulated amortization at $4.537 million at September 30, 2020. Amortization expense in the first nine months of 2020 is $.506 million. Amortization expense for the next five years is expected to be at $.675 million per year.

The Corporation, in accordance with GAAP, evaluates goodwill annually for impairment. As a result of the current economic uncertainty and volatility surrounding COVID-19, the Corporation performed an interim analysis during the third quarter of 2020. The Corporation determined that there is currently no impairment of its goodwill.

7.	SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. As of September 30, 2020, the Corporation had obligations to service approximately $218.009 million of residential first mortgage loans. The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 17.09% and a discount rate of 7.75% as of September 30, 2020.

The following table summarizes MSRs capitalized and amortized (dollars in thousands) for the nine month periods ending September 30, 2020 and September 30, 2019:

	September 30,	September 30,
	2020	2019
Balance at beginning of period	$1,499	$1,144
Additions from loans sold with servicing retained	—	500
Amortization	(105)	(105)

Balance at end of period	$1,394	$1,539
Balance of loan servicing portfolio	$218,009	$260,905
Mortgage servicing rights as % of portfolio	.64%	.59%
Fair value of servicing rights	1,746	2,283

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold. These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained. The balance of these sold loans with servicing retained at September 30, 2020 was approximately $52 million. The Corporation valued these servicing rights at $165,000 as of September 30, 2020 and at $27,000 as of September 30, 2019. This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.	BORROWINGS

Borrowings consist of the following at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	December 31,
	2020	2019
Federal Home Loan Bank fixed rate advances	$63,181	$64,148
USDA Rural Development note	324	403
	$63,505	$64,551

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.67% and mature at various dates through 2026. They are collateralized at September 30, 2020 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $56.314 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $22.324 million and $22.979 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of September 30, 2020.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. There were no PPP loans pledged as of September 30, 2020 as the PPPLF was repaid during the third quarter of 2020.

The Corporation currently has one correspondent banking borrowing relationship. As of September 30, 2020 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at September 30, 2020 was 0.23%. This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.374 million, and guaranteed by the Corporation.

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

The Corporation receives a valuation of the Plan annually. As such, at September 30, 2020, the plan’s assets had a fair value of $2.259 million and the Corporation had a net unfunded liability of $1.188 million. The accumulated benefit obligation at September 30, 2020 was $3.447 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance. The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both September 30, 2020 and December 31, 2019.

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

In the first nine months of 2020, the Corporation issued 25,521 shares of its common stock for vested RSAs. In the first nine months of 2019, the Corporation issued 27,967 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2020	69,145	$14.52
Granted during the period	132,000	15.46
Vested during the period	(25,521)	14.99
Nonvested balance at September 30, 2020	175,624	$15.16

11.	INCOME TAXES

The Corporation has reported deferred tax assets of $1.758 million at September 30, 2020.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of September 30, 2020 had a net operating loss carryforwards for tax purposes of approximately $10.2 million. As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of September 30, 2020. There are $1.3 million of alternative minimum tax credits, classified as a current tax receivable as of September 30, 2020.  A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code.  The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $2.613 million for the nine months ended September 30, 2020 and $2.806 million for the nine months ended September 30, 2019.

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

The following table presents information for financial instruments at September 30, 2020 and December 31, 2019 (dollars in thousands):

		September 30, 2020		December 31, 2019
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$173,769	$173,769	$49,826	$49,826
Interest-bearing deposits	Level 2	5,367	5,367	10,295	10,295
Securities available for sale	Level 2	105,488	105,488	106,569	106,569
Securities available for sale	Level 3	1,342	1,342	1,403	1,403
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,138,493	1,140,659	1,053,468	1,055,985
Accrued interest receivable	Level 3	4,443	4,443	3,751	3,751

Total financial assets		$1,433,826	$1,435,992	$1,230,236	$1,232,753

Financial liabilities:
Deposits	Level 2	$1,280,887	$1,281,656	$1,075,677	$1,044,267
Borrowings	Level 2	63,505	61,740	64,551	64,403
Accrued interest payable	Level 3	450	450	569	569

Total financial liabilities		$1,344,842	$1,343,846	$1,140,797	$1,109,239

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at September 30, 2020, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at September 30, 2020 and December 31, 2019 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	September 30, 2020	September 30, 2020
Assets

Corporate	$21,232	$—	$20,732	$500	$—	$—
US Agencies	9,615	—	9,615	—	—	—
US Agencies - MBS	32,497	—	32,497	—	—	—
Obligations of state and political subdivisions	43,486	—	42,644	842	—	—
	$106,830				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Corporate	$20,938	$—	$20,438	$500	$—
US Agencies	14,496	—	14,496	—	—
US Agencies - MBS	34,526	—	34,526	—	—
Obligations of state and political subdivisions	38,012	—	37,024	903	—
	$107,972				$—

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of September 30, 2020, or December 31, 2019 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at September 30, 2020

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Nine Months Ended
(dollars in thousands)	September 30, 2020	(Level 1)	(Level 2)	(Level 3)	September 30, 2020	September 30, 2020
Assets

Impaired loans	$7,034	$—	$—	$7,034	$—	$58
Other real estate owned	1,851	—	—	1,851	(21)	10
					$(21)	68

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve months ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Impaired loans	$12,823	$—	$—	$12,823	$280
Other real estate held for sale	2,194	—	—	2,194	212
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

The Corporation currently has one active share repurchase program and one repurchase program that has since expired. All share repurchase programs are conducted under authorizations by the Board of Directors. Under the now expired program, the Corporation repurchased 1,661 shares in 2020, 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013. The share repurchases were conducted under Board authorizations made and publicly announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $.750 million on April 28, 2015.

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock, and has no expiration date. During the first nine months of 2020, the Corporation repurchased 238,983 shares under this plan. As a result of the pandemic, the Corporation has temporarily paused its repurchase activity.

Total shares repurchased under stock repurchase plans in the first nine months of 2020 were 240,644.

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

	September 30,	December 31,
	2020	2019
Commitments to extend credit:
Variable rate	$113,982	$106,278
Fixed rate	77,073	50,796
Standby letters of credit - Variable rate	8,075	5,441
Credit card commitments - Fixed rate	6,828	5,841

	$205,958	$168,356

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at September 30, 2020 represents $136.372 million, or 15.75%, compared to $141.965 million, or 18.54%, of the commercial loan portfolio on December 31, 2019. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

●	Changes in our accounting policies or in accounting standards could materially affect how we report our financial results and condition.

●	We may not realize the expected benefits of our acquisitions of First Federal of Northern Michigan or Lincoln Community Bank.

●	Our controls and procedures may fail or be circumvented.

●	Impairment of deferred income tax assets could require charges to earnings, which could result in an adverse impact on our results of operations.

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At September 30, 2020, net deferred tax assets were approximately $1.758 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded third quarter 2020 net income of $3.324 million, or $.32 per share, compared to net income of $3.719 million, or $.35 per share, for the third quarter of 2019.

Weighted average shares outstanding for the three month period in 2020 totaled 10,533,589, compared to 10,740,712  shares in the same period of 2019.

The net interest income and net interest margin for the third quarter of 2020 was $13.052 million, or 4.37%, compared to $13.324 million, or 4.39%, for the third quarter of 2019. Net interest income in the third quarter of 2020 was positively impacted by the recognition of $.700 million of fees generated by participation in the PPP loan program.

Total assets of the Corporation at September 30, 2020 were $1.523 billion, up by $202.848 million, or 15.37%, from the $1.320 billion in total assets reported at year-end 2019. A large portion of this increase is a result of participation in the Payment Protection Program, of which we have current loan balances of $152.410 million.

As of the end of the third quarter of 2020, the Corporation had experienced no material adverse systemic issues or material deterioration in its loan portfolio prior to the COVID-19 pandemic. At the onset of COVID-19, the Corporation began to actively work to identify potential heightened industry and consumer exposure within the portfolio based on its footprint. The Corporation does expect that COVID-19 will unavoidably impact many of its customer’s businesses and will be prepared to assist these customers with appropriate relief using the regulatory guidance provided, particularly for industries experiencing negative environmental factors and risk trends. The Corporation will continue to refine these measures and continually assess its financial reporting and loan loss reserves as the Corporation and its customers work through the pandemic crisis in the upcoming quarters.

In response to the COVID-19 pandemic and in accordance with ASC 350-20-35-3c, the Corporation performed a qualitative evaluation of its goodwill during the third quarter of 2020. The analysis included an assessment of financial performance based on (but not limited to) pre-provision earnings, prior period comparisons, and peer comparisons. Additional considerations were given to macroeconomic conditions, industry and market conditions, and cost factors, among others and the impact of future performance. The Corporation, when factoring in all considerations, believes it is more likely than not that its fair value exceeds book value and therefore, did not perform a full quantitative assessment over the fair value of the Corporation, at September 30, 2020. The Corporation, in accordance with the aforementioned ASC 350-20-35-3c, will complete its annual impairment test over goodwill, including both qualitative and quantitative measures.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $123.943 million during the first nine months of 2020, compared to 2019 year end. See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale increased $1.142 million from December 31, 2019 to September 30, 2020, with the balance on September 30, 2020 totaling $106.830 million. Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity. As of September 30, 2020, investment securities with an estimated fair value of $27.594 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first nine months of 2020, loan balances increased by $85.549 million from December 31, 2019 balances of $1.059 billion. During the first nine months of 2020, the Bank had total loan production of $291.621 million, exclusive of PPP loans, which included $155.179 million of secondary market loan production. This loan production, however, was partially offset by loan amortization and payoffs. When including the PPP loans, total production was $444.127 million, which includes $152.510 million of PPP loans.

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

Following is a summary of the loan portfolio at September 30, 2020 and December 31, 2019 (dollars in thousands):

	September 30,	Percent of	December 31,	Percent of
	2020	Total	2019	Total

Commercial real estate	$499,793	43.67%	$514,394	48.58%
Commercial, financial, and agricultural	326,771	28.56	211,023	19.93
Commercial construction	39,162	3.42	40,107	3.79
One to four family residential real estate	237,336	20.74	253,918	23.98
Consumer	19,575	1.71	21,238	2.01
Consumer construction	21,688	1.90	18,096	1.70
Total loans	$1,144,325	100.00%	$1,058,776	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of September 30, 2020 and December 31, 2019 (dollars in thousands).

	September 30, 2020			December 31, 2019
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	136,372	15.75%	82.07%	141,965	18.54%	87.68%
Hospitality and tourism	100,524	11.61	60.50	97,721	12.77	60.35
Lessors of residential buildings	49,694	5.74	29.91	51,085	6.67	31.55
Gasoline stations and convenience stores	27,965	3.23	16.83	27,176	3.55	16.78
Logging	21,487	2.48	12.93	22,136	2.89	13.67
Commercial construction	39,162	4.52	23.57	40,107	5.24	24.77
Other	490,522	56.67	295.20	385,334	50.34	237.98
Total Commercial Loans	$865,726	100.00%		$765,524	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio. Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of September 30, 2020. The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments. The company will slow, and has slowed, growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of September 30, 2020, our residential loan portfolio totaled $259.024 million, or 22.64%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	September 30,	December 31,
	2020	2019

Nonperforming Assets:
Nonaccrual loans	$5,414	$5,172
Loans past due 90 days or more	—	11
Restructured loans on nonaccrual	—	—
Total nonperforming loans	5,414	5,183
Other real estate owned	1,851	2,194
Total nonperforming assets	$7,265	$7,377
Nonperforming loans as a % of loans	0.47%	0.49%
Nonperforming assets as a % of assets	0.48%	0.56%
Reserve for Loan Losses:
At period end	$5,832	$5,308
As a % of outstanding loans	.51%	.51%
As a % of nonperforming loans	107.72%	102.41%
As a % of nonaccrual loans	107.72%	102.63%
Texas Ratio	4.91%	4.41%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	September 30, 2020	December 31, 2019

Total loans, at period end	$1,144,325	1,058,776
Average loans for the period	$1,116,617	$1,047,439

	For the Period Ended
	Nine Months Ended	Twelve Months Ended
	September 30, 2020	December 31, 2019

Net charge-offs during the period	$76	260
Net charge-offs to average loans, annualized	.01%	.02%

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

During the first nine months of 2020, the Corporation recorded a provision for loan losses of $600,000. As a result of COVID-19, the qualitative factors for economic conditions were adjusted within the allowance for loan losses calculation and methodology. The Corporation is not yet subject to the requirements of CECL and management will actively refine the provision and loan reserves as client impact and broader economic data from the pandemic become more clear in the fourth quarter and beyond.

During the first nine months of 2020, loan deferrals in response to COVID-19 amounted to approximately $220 million. Of this original amount, only approximately $30 million remain in deferral status, with the rest having returned to contractual obligations of either principal and interest or interest only, for a short period, as they come off full deferral in order to build up cash flow.

As of September 30, 2020, the allowance for loan losses represented .51% of total loans. The total coverage ratio (equivalent to ALLL plus remaining purchase accounting credit marks to total loans less PPP balances) is 1.04%. At September 30, 2020, the allowance included specific reserves in the amount of $1.411 million, as compared to specific reserves of $1.267 million at December 31, 2019. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, unless they experience further deterioration subsequent to acquisition, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Nine Months Ended	Year Ended
	September 30, 2020	December 31, 2019

Balance at beginning of period	$2,194	$3,119
Other real estate transferred from loans due to foreclosure	503	1,629
Proceeds from sale of other real estate	(833)	(1,329)
Transfer to premise and equipment	—	(1,013)
Writedowns on other real estate held for sale	(13)	(181)
Loss on other real estate held for sale	—	(31)

Balance at end of period	$1,851	$2,194

During the first nine months of 2020, the Corporation received real estate in lieu of loan payments of $.503 million. In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first nine months of 2020. Total deposits increased by $205.210 million, or 19.08%, in the first nine months of 2020. The increase in deposits for the first nine months of 2020 is composed of a increase in core deposits of $190.782 million and an increase in noncore deposits of $14.428 million. Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing, which will remain important as we move through the current rate cycle to protect our margin. This focus on deposits has become especially important with changing client banking habits and demographics, as well as customer desire for more electronic and mobile based banking products and services, particularly in light of the pandemic. It is the intent of management to focus on growing core deposit levels, the comparatively inexpensive core deposits, in relation to wholesale deposit sources, will continue to prove valuable as rates continue to increase.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	September 30,		December 31,
	2020	% of Total	2019	% of Total

Noninterest bearing	$432,390	33.75%	$287,611	26.74%
NOW, money market, checking	417,508	32.60	373,165	34.69%
Savings	129,633	10.12	109,548	10.18%
Certificates of Deposit <$250,000	215,531	16.83	233,956	21.75%
Total core deposits	1,195,062	93.30	1,004,280	93.36%

Certificates of Deposit >$250,000	15,654	1.22	12,775	1.19%
Brokered CDs	70,171	5.48	58,622	5.45%
Total non-core deposits	85,825	6.70	71,397	6.64%

Total deposits	$1,280,887	100.00%	$1,075,677	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding. At September 30, 2020, this source of funding totaled $63 million and the Corporation secured this funding by pledging loans and investments. The $63 million of

FHLB borrowings have a weighted average maturity of 2.14 years and a weighted average interest rate of 1.67% at September 30, 2020. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.403 million, with a fixed interest rate of 1% that matures in August 2024.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. There were no PPP loans pledged as of September 30, 2020 as the balance was repaid in the third quarter of 2020.

The Corporation currently has one correspondent banking borrowing relationship. As of September 30, 2020 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at September 30, 2020 was 0.23%. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $4.249 million from December 31, 2019 to September 30, 2020. Contributing to the change in shareholders’ equity was net income of $9.829 million, offset by a reduction for cash dividends on common stock of $4.425 million, an increase due to stock compensation of $.591 million, and an increase in the market value of securities of $.983 million and a decrease due to share repurchases of $2.729 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded first nine months of 2020 net income of $9.829 million, or $.93 per share, compared to net income of $10.555 million, or $.98 per share, for the first nine months of 2019.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $41.265 million and 4.39% of average earning assets, respectively, in the first nine months of 2020, compared to $40.760 million and 4.63% of average earning assets, respectively, in the first nine months of 2019. Included in the net interest income for the first nine months of 2020 is $3.010 million of fee recognition on the PPP loans. The $3.01 million of fee recognition included $1.7 million to offset direct origination costs involved in the program, as well as $.700 million of accretion of the remaining deferred fees.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2020-2019
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	2020	2019	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,154,670	$1,065,337	$89,333	4.81%	5.56%	$13,970	$14,920	$(950)	$1,248	$(1,990)	$(208)
Taxable securities	82,492	94,821	(12,329)	2.51	2.82	520	675	(155)	(88)	(75)	8
Nontaxable securities (2)	23,739	14,114	9,625	3.05	2.67	182	95	87	65	13	9
Federal funds sold	30,189	13,515	16,674.10		1.24	8	42	(34)	52	(38)	(48)
Other interest-earning assets	12,012	16,994	(4,982)	3.67	8.45	111	362	(251)	(106)	(208)	63
Total earning assets	1,303,102	1,204,781	98,321	4.52	5.30	14,791	16,094	(1,303)	1,171	(2,298)	(176)
Reserve for loan losses	(5,393)	(5,279)	(114)
Cash and due from banks	147,763	67,280	80,483
Fixed Assets	25,696	23,561	2,135
Other Real Estate	2,027	2,634	(607)
Other assets	62,933	61,243	1,690
Total assets	$1,536,128	$1,354,220	$181,908

NOW and money market deposits	$300,922	$253,154	$47,768.20		.48	$152	$306	$(154)	$58	$(177)	$(35)
Interest checking	102,786	106,367	(3,581)	.03	.12	8	32	(24)	(1)	(24)	1
Savings deposits	127,406	110,741	16,665.25		.63	79	177	(98)	27	(108)	(17)
Certificates of deposit	238,471	267,904	(29,433)	1.46	1.93	875	1,302	(427)	(143)	(315)	31
Brokered deposits	77,939	101,914	(23,975)	1.22	2.52	239	647	(408)	(152)	(333)	77
Borrowings	88,682	54,786	33,896	1.27	1.75	283	242	41	149	(67)	(41)
Total interest-bearing liabilities	936,206	894,866	41,340.70		1.20	1,636	2,706	(1,070)	(62)	(1,024)	16
Demand deposits	422,134	284,354	137,780
Other liabilities	12,338	15,547	(3,209)
Shareholders’ equity	165,450	159,453	5,997
Total liabilities and shareholders’ equity	$1,536,128	$1,354,220	$181,908
Rate spread				3.82%	4.10%
Net interest margin/revenue				4.02%	4.41%	$13,155	$13,388	$(233)	$1,233	$(1,274)	$(192)

	Nine Months Ended
								2020-2019
	Average Balances			Average Rates		Interest		Income/			Rate/
	September 30,		Increase/	September 30,		September 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2020	2019	(Decrease)	2020	2019	2020	2019	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,116,617	$1,041,991	$74,626	5.31%	5.81%	$44,466	$45,277	$(811)	$3,246	(3,782)	(275)
Taxable securities	87,476	95,798	(8,322)	2.60	2.89	1,700	2,073	(373)	(180)	(213)	20
Nontaxable securities (2)	20,938	15,292	5,646	3.01	2.76	472	316	156	117	28	11
Federal funds sold	16,670	5,145	11,525.14		1.39	17	54	(37)	121	(49)	(109)
Other interest-earning assets	13,373	17,543	(4,170)	4.96	8.40	497	1102	(605)	(262)	(451)	108
Total earning assets	1,255,074	1,175,769	79,305	5.02	5.59	47,152	48,822	(1,670)	3,042	(4,467)	(245)
Reserve for loan losses	(5,323)	(5,237)	(86)
Cash and due from banks	113,477	76,951	36,526
Fixed Assets	25,048	23,196	1,852
Other Real Estate	2,156	2,503	(347)
Other assets	61,874	60,552	1,322
Total assets	$1,452,306	$1,333,734	$118,572

NOW and money market deposits	$289,830	$251,319	$38,511.27		0.53	$578	$1001	$(423)	$154	(501)	(76)
Interest checking	98,255	110,042	(11,787)	.04	.17	33	137	(104)	(15)	(100)	11
Savings deposits	118,696	110,546	8,150.48		.49	430	403	27	30	(3)	—
Certificates of deposit	240,350	261,430	(21,080)	1.66	1.87	2,991	3,665	(674)	(296)	(415)	37
Brokered deposits	87,469	116,053	(28,584)	1.46	2.45	954	2,128	(1,174)	(525)	(864)	215
Borrowings	93,083	53,150	39,933	1.29	1.83	901	728	173	547	(214)	(160)
Total interest-bearing liabilities	927,683	902,540	25,143.85		1.19	5,887	8,062	(2,175)	(105)	(2,097)	27
Demand deposits	351,044	260,194	90,850
Other liabilities	10,059	14,435	(4,376)
Shareholders’ equity	163,520	156,565	6,955
Total liabilities and shareholders’ equity	$1,452,306	$1,333,734	$118,572
Rate spread				4.17%	4.36%
Net interest margin/revenue				4.39%	4.63%	$41,265	$40,760	$505	$3,147	$(2,370)	$(272)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread. The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the third quarter of 2020, the Corporation recorded a loan loss provision of $400,000 compared to $50,000 in the third quarter of 2019. This increase was precautionary given the COVID-19 conditions and not due to any increase in loan loss activity or increased risk within the portfolio. During the first nine months of 2020, the Corporation recorded a loan loss provision of $600,000, compared to $350,000 in the first nine months of 2019. There were net charge-offs of $76,000 in the first nine months of 2020, compared to net charge-offs of $225,000 for the same period in 2019. There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $7.420 million in the first nine months of 2020, compared to $4.105 million in the same period in 2019. The increase year over year was largely a result of increased income from loans sold in the secondary market and loans sold to the SBA. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2020	2019	Dollars	Percent	2020	2019	Dollars	Percent

Deposit service fees	$260	$383	$(123)	-32.11%	$900	$1,197	$(297)	-24.81%
Income from loans sold in the secondary market	1,968	586	1,382	235.84	4,018	1,253	2,765	220.67
SBA/USDA loan sale gains	476	496	(20)	(4.03)	1,460	650	810	124.62
Net mortgage servicing (amortization) income	247	238	9	3.78	640	486	154	58.47
Other noninterest income	165	175	(10)	(5.71)	402	519	(117)	(22.54)

Total other income	$3,116	$1,878	$1,238	65.92%	$7,420	$4,105	$3,315	80.76%

Other Expense

For the first nine months of 2020, the Corporation recorded other expenses of $35.285 million, compared to $30.951 million in 2019, an increase of $4.334 million. The increase in salaries and benefits was largely a result of personnel expenses incurred with participation in the PPP loan program and other general related pandemic expenses, and other customary operating expenses related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three and nine months ended September 30, 2020 and 2019 (dollars in thousands):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
			Increase/(Decrease)				Increase/(Decrease)
	2020	2019	Dollars	Percentage	2020	2019	Dollars	Percentage

Salaries and employee benefits	$6,487	$5,669	$818	14.43%	$19,547	$16,615	$2,932	17.65%
Occupancy	1,163	987	176	17.83	3,295	3,072	223	7.26
Furniture and equipment	846	768	78	10.16	2,452	2,209	243	11.00
Data processing	801	785	16	2.04	2,478	2,202	276	12.53
Advertising	168	203	(35)	(17.24)	692	726	(34)	(4.68)
Professional service fees	474	536	(62)	(11.57)	1,546	1,517	29	1.91
Loan origination expenses and deposit and card related fees	413	314	99	31.53	1,200	677	523	77.25
Writedowns and losses on other real estate held for sale	(21)	(24)	3	(12.50)	13	77	(64)	(83.12)
FDIC insurance assessment	135	(141)	276	(195.74)	450	70	380	542.86
Communications	248	221	27	12.22	685	681	4	0.59
Other	847	1,125	(278)	(24.71)	2,927	3,105	(178)	(5.73)
Total other expense	$11,561	$10,443	$1,118	10.71%	$35,285	$30,951	$4,334	14.00%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the nine months ended September 30, 2020 of $2.613 million, compared to $2.806 million a year earlier.

The Corporation has reported deferred tax assets of $1.758 million at September 30, 2020. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. As of September 30, 2020, the Corporation had a net operating loss carryforwards for tax purposes of approximately $10.2 million. As a result of the repeal of the corporate alternative minimum tax in the Tax Cuts and Jobs Act, any outstanding alternative minimum tax credits are believed to be utilized or refundable as of September 30, 2020. There are $1.3 million of alternative minimum tax credits classified as a current tax receivable at September 30, 2020. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004. The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $173.769 million in cash and cash equivalents and $79.236 million of unpledged investment securities. Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first nine months of 2020, the Corporation increased cash and cash equivalents by $123.943 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first nine months of 2020, the Bank paid dividends of $8.0 million to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of September 30, 2020. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at September 30, 2020 of $15 million. The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings. At September 30, 2020, the Bank’s core deposits in relation to total funding were 88.90% compared to 87.60% at December 31, 2019. These ratios indicate that at September 30, 2020, that the Bank had slightly increased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. This decrease is the direct result of the Bank taking precautionary measures to augment its cash position at the onset of the COVID-19 pandemic. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of September 30, 2020, the Bank had $106 million of unsecured lines available and additional funding sources available if secured. The Bank believes that its liquidity position remains sufficient to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity, including any additional liquidity pressure that may stem from the effects of the COVID-19 pandemic.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. Management has determined that, as of September 30, 2020, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of September 30, 2020 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$144,532	14.5%	>	$79,782	>	8.0%	>	$	N/A	>	N/A
mBank	$141,164	14.2%	>	$79,768	>	8.0%	>		$99,710	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$138,700	13.9%	>	$59,836	>	6.0%	>	$	N/A	>	N/A
mBank	$135,373	13.6%	>	$59,826	>	6.0%	>		$79,768	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$138,700	13.9%	>	$44,877	>	4.5%	>	$	N/A	>	N/A
mBank	$135,373	13.6%	>	$44,869	>	4.5%	>		$64,811	>	6.5%

Tier 1 capital to average assets:
Consolidated	$138,700	9.2%	>	$60,306	>	4.0%	>	$	N/A	>	N/A
mBank	$135,373	9.0%	>	$60,152	>	4.0%	>		$75,190	>	5.0%

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

As of September 30, 2020, the Corporation had established interest rate floors on approximately $89.317 million of its variable rate commercial loans. Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods. However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $106.830 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of September 30, 2020. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at September 30, 2020 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$287,114	387,484	457,561	12,166	$1,144,325
Securities	19,752	10,901	44,387	31,790	106,830
Other (1)	7,374	490	2,427	—	10,291

Total interest-earning assets	314,240	398,875	504,375	43,956	1,261,446

Interest-bearing obligations:
NOW, money market, savings and interest checking	547,141	—	—	—	547,141
Time deposits	42,110	100,370	88,026	679	231,185
Brokered CDs	28,326	28,494	13,351	—	70,171
Borrowings	—	35,098	25,407	3,000	63,505

Total interest-bearing obligations	617,577	163,962	126,784	3,679	912,002

Gap	$(303,337)	$234,913	$377,591	$40,277	$349,444

Cumulative gap	$(303,337)	$(68,424)	$309,167	$349,444
(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at September 30, 2020, the Corporation had a cumulative liability sensitivity gap position of $68.424 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income. This is because more liabilities would reprice at higher rates than assets. Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2019, the Corporation had a cumulative liability sensitivity gap position of $46.031 million within the one-year time frame.

The borrowings in the gap analysis include $63 million of FHLB advances that have a weighted average maturity of 2.14 years and a weighted average rate of 1.67%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4 CONTROLS AND PROCEDURES

As of September 30, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of September 30, 2020.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

			Total number of
			shares purchased	Maximum
			as part of a	number of
			publically	shares that
	Total number of	Average price	announced	may yet be
Period of purchases	shares purchased	paid per share	plan or program	purchased

January 1, 2020 to January 31, 2020	—	$—	—	537,036
February 1, 2020 to February 29, 2020	3,626	$14.89	3,626	533,410
March 1, 2020 to March 31, 2020	237,018	$11.28	237,018	296,392
April 1, 2020 to April 30, 2020	—	$—	—	296,392
May 1, 2020 to May 31, 2020	—	$—	—	296,392
June 1, 2020 to June 30, 2020	—	$—	—	296,392
July 1, 2020 to July 31, 2020	—	$—	—	296,392
August 1, 2020 to August 31, 2020	—	$—	—	296,392
September 1, 2020 to September 30, 2020	—	$—	—	296,392

Total First Nine Months 2020	240,644	$11.34	240,644

Item 6. Exhibits

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document*

	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

	101.DEF	Inline XBRL Taxonomy Definition Document*

	101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: November 9, 2020	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)