Form 10-K
period 2020-12-31
MACKINAC FINANCIAL CORP /MI/
filed 2021-03-12
CIK 36506

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ◻ No ⌧

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ◻ No ⌧

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ⌧ No ◻

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files.) ⌧

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ◻	Accelerated filer ◻	Non-accelerated filer ⌧
Smaller reporting company ☒
Emerging growth company ◻

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ◻

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ◻ No ⌧

The aggregate market value of the common stock held by non-affiliates of the Registrant, based on a per share price of $10.37 as of June 30, 2020, was $109.233 million. As of March 10, 2021, there were outstanding, 10,550,393 shares of the Corporation’s Common Stock (no par value).

Documents Incorporated by Reference:

Portions of the Corporation’s Proxy Statement for the 2021 Annual Meeting of Shareholders are incorporated by reference into Part III of this Report.

i

PART I

Item 1.	Business

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

The Corporation owns all of the outstanding stock of its banking subsidiary, mBank (the “Bank”). The Bank currently has 10 branch offices located in the Upper Peninsula of Michigan, 10 branch offices located in Michigan’s Lower Peninsula, one branch in Southeast Michigan, and 7 branches in Wisconsin. The Bank maintains offices in the Michigan counties of: Alpena, Cheboygan, Chippewa, Emmet, Grand Traverse, Luce, Manistee, Marquette, Menominee, Montmorency, Oakland, Oscoda, Otsego, and Schoolcraft. The Bank maintains offices in the Wisconsin counties of: Florence, Lincoln, Marinette, Oneida and Vilas. The Bank provides drive-in convenience at 28 branch locations and has 34 automated teller machines. The Bank has no foreign offices.

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

Human Capital Management

As of December 31, 2020, the Corporation and its subsidiaries employed, in the aggregate, 315 full time equivalent employees, none of whom are covered by a collective bargaining agreement. All employees are encouraged to carry out the mission of the Corporation, which includes, among other beliefs, operating under high ethical standards, focusing on the needs of our customers and providing products, services and time to advance the well-being of the communities in which we live and work.

The Corporation provides a competitive compensation and benefits program to help meet the needs of our employees and encourage a positive work atmosphere. Employees are offered appropriate training to obtain the skills and knowledge they require to be successful and opportunities for growth and advancement are offered for those demonstrating the desire and dedication to further contribute to the Corporation’s success.

Because the health and well-being of our employees and our customers is paramount to our success in carrying out our mission, we have developed a comprehensive COVID-19 response plan that includes safety protocols across our branch network, remote work where possible and overall awareness of the pandemic.

Information about our Executive Officers

The executive officers of the Corporation are listed below. The executive officers serve at the pleasure of the Board of Directors and are appointed by the Board annually. There are no arrangements or understandings between any officer and any other person pursuant to which the officer was selected.

Name	Age	Position

Paul D. Tobias	70	Chairman and Chief Executive Officer

Kelly W. George	53	President

Jesse A. Deering	41	Executive Vice President/Chief Financial Officer

Additional information for the executive officers of the registrant is included in the Corporation’s Proxy Statement for its 2021 Annual Meeting of Shareholders, under the caption “Executive Officers.”

Business

The Bank makes mortgage, commercial, and installment loans to customers throughout Michigan and Northeastern Wisconsin. Fees may be charged for these services. The Bank’s most prominent concentration in the loan portfolio relates to commercial loans to entities within real estate — operators of nonresidential buildings industry. This concentration represented $138.992 million, or 16.95%, of the commercial loan portfolio at December 31, 2020. The Bank also supports the service industry, with its hospitality and related businesses, as well as gas stations and convenience stores, forestry, restaurants, farming, fishing, and many other activities important to growth in the regions we service. The economy of the Bank’s market areas is affected by summer and winter tourism activities.

The Bank has become a premier SBA/USDA lender in our regions. Many of these SBA/USDA guaranteed loans are sold at a premium on the secondary market, with the Bank retaining the servicing. The Bank does not sell the loan guarantees on every credit, rather only those where acceptable market rates are above par. During 2020, the Bank also participated in the Small Business Administration Paycheck Protection Program (“PPP”). Loan originations under this program totaled $152.506 million and net income at the Bank was positively impacted by $4.030 million as a result of participation.

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

The Bank is a member of the FHLB of Indianapolis (“FHLB”). The FHLB provides an additional source of liquidity and long-term funds. Membership in the FHLB has provided access to attractive rate funding advances, as well as advantageous lending programs. The Community Investment Program makes advances to be used for funding community-oriented mortgage lending, and the Affordable Housing Program grants advances to fund lending for long-term low and moderate income owner occupied and affordable rental housing at subsidized interest rates.

The Bank has secondary borrowing lines of credit available to respond to deposit fluctuations and temporary loan demands. The unsecured line availability totaled $106 million with no outstanding balance at December 31, 2020, with additional amounts available if collateralized.

As of December 31, 2020, the Bank had no material risks relative to foreign sources. See the “Interest Rate Risk” and “Foreign Exchange Risk” sections in Management’s Discussion and Analysis of Financial Condition and Results of Operations under Item 7A below, for details on the Corporation’s foreign account activity.

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

Federal banking regulatory agencies have established risk-based capital guidelines for banks and bank holding companies that are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies. The resulting capital ratios represent qualifying capital as a percentage of total risk-weighted assets and off-balance sheet items. The guidelines are minimums, and the federal regulators have noted that banks and bank holding companies contemplating expansion programs should not allow expansion to diminish their capital ratios and, “should maintain all ratios well in excess” of the minimums. The current ratios are discussed under Regulatory Capital Requirements below.

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

Sarbanes-Oxley Act

On July 30, 2002, President Bush signed into law The Sarbanes-Oxley Act of 2002. This legislation addresses accounting oversight and corporate governance matters, including:

●	The creation of a five-member oversight board that will set standards for accountants and have investigative and disciplinary powers;
●	The prohibition of accounting firms from providing various types of consulting services to public clients and requiring accounting firms to rotate partners among public client assignments every five years;
●	Increased penalties for financial crimes;
●	Expanded disclosure of corporate operations and internal controls and certification of financial statements;
●	Enhanced controls on, and reporting of, insider training; and
●	Prohibition on lending to officers and directors of public companies, although the Bank may continue to make these loans within the constraints of existing banking regulations.

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

●	Increased Capital Standards and Enhanced Supervision.

The federal banking agencies are required to establish minimum leverage and risk-based capital requirements for banks and bank holding companies. These new standards are described below. The Dodd-Frank Act also increased regulatory oversight, supervision and examination of banks, bank holding companies and their respective subsidiaries by the appropriate regulatory agency.

●	Federal Deposit Insurance.

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

●	The Consumer Financial Protection Bureau (“CFPB”).

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

●	Interest on Demand Deposit Accounts.

The Dodd-Frank Act repealed the prohibition on the payment of interest on demand deposit accounts effective July 21, 2011, thereby permitting depository institutions to now pay interest on business checking and other accounts.

●	Mortgage Reform.

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

●	Interstate Branching.

The Dodd-Frank Act allows banks to engage in de novo interstate branching, a practice that was previously significantly limited.

●	Interchange Fee Limitations.

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

The new rule became effective on January 1 , 2020. Call Report or holding company FR Y-9C, as applicable. The Corporation did not opt into the CBLR framework.

On March 22, 2020, the federal banking agencies issued an “Interagency Statement on Loan Modifications and Reporting for Financial Institutions Working with Customers Affected by the Coronavirus.” This guidance encourages financial institutions to work prudently with borrowers that are or that may be unable to meet their contractual obligations because of the effects of COVID-19. The guidance goes on to explain that in consultation with the FASB staff the federal banking agencies concluded that short-term modifications (e.g. six months) made on a good faith basis to borrowers who were current as of the implementation date of a modification are not Troubled Debt Restructurings (“TDRs”). The Coronavirus Aid, Relief and Economic Security (“CARES”) Act was passed by Congress on March 27, 2020. Section 4013 of the CARES Act also addressed COVID-19 related modifications and specified that COVID-19 related modifications on loans that were not more than 30 days past due as of December 31, 2019 are not TDRs. On December 27, 2020, the President signed another COVID-19 relief bill that extended this guidance until the earlier of January 1, 2022 or 60 days after the date on which the national emergency declared as a result of COVID-19 is terminated. Through December 31, 2020, the Bank had applied this guidance and modified loans with aggregate principal balances totaling $219.6 million. The majority of these modifications involved three-month extensions. By December 31, 2020, most of these modifications had expired, other than those receiving a second short-term modification as allowed under the guidance. At December 31, 2020, there were $2.4 million of loans under COVID-19 modification.

The CARES Act, as amended, included an allocation of $659 billion for loans to be issued by financial institutions through the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”). PPP loans are forgivable, in whole or in part, if the proceeds are used for payroll and other permitted purposes in accordance with the requirements of the PPP. These loans carry a fixed rate of 1.00% and a term of two years (loans made before June 5, 2020) or five years (loans made on or after June 5, 2020), if not forgiven, in whole or in part. Payments are deferred until either the date on which the SBA remits the amount of forgiveness proceeds to the lender or the date that is 10 months after the last day of the covered period if the borrower does not apply for forgiveness within that 10 month period. Through December 31, 2020, the Bank had originated 1,243 PPP loans totaling $152.506 million in principal. Fees totaling $5.18 million were generated from the SBA for these loans in the year ended December 31, 2020. These fees are deferred and amortized into interest income over the contractual period of 24 months or 60 months, as applicable. Upon SBA forgiveness, unamortized fees are then recognized into interest income. Participation in the PPP had a significant impact on the Bank’s asset mix and net interest income in 2020 and will continue to impact both asset mix and net interest income until these loans are forgiven or paid off.

On December 27, 2020, the President signed another COVID-19 relief bill that extended and modified several provisions of the PPP. This included an additional allocation of $284 billion. The SBA reactivated the PPP on January 11, 2021. The Bank is originating additional loans through the most recent PPP, which origination period will currently extend through March 31, 2021.

Regulatory Capital Framework

As the Corporation did not opt in to the CBLR, it will remain subject to the Regulatory Capital Framework (“Basel III”) established by the Federal Reserve and the OCC, which included a common equity Tier 1 capital (“CET1”) requirement of 4.50%, a Tier 1 capital requirement of 6.0% and an 8.0% total capital requirement. In addition to these minimum risk-based capital ratios, the Basel III requires that all banking organizations maintain a “capital conservation buffer.” The capial conservation buffer requires increased capital ratios as referenced in the table below in order ti avoid any restrictions on their ability to make capital distributions and to pay certain discretionary bonus payments to executive officers. In order to avoid those restrictions, the capital conservation buffer effectively increased the minimum CET1 capital, Tier 1 capital and total capital ratios for US banking organizations to 7.0%, 8.5% and 10.5%, respectively. Banking organizations with capital levels that fall within the buffer will be required to limit dividends, shares repurchases or redemptions (unless replaced within the same calendar quarter by capital instruments of equal or higher quality), and discretionary bonus payments. The capital conservation buffer phased in, in full, January 1, 2019.

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

A.Investment Portfolio Composition

The following table presents the carrying value of investment securities available for sale as of December 31 of the years set forth below (dollars in thousands):

	2020	2019	2018
Corporate	28,043	20,938	20,064
US Agencies	6,589	14,496	15,970
US Agencies - MBS	34,280	34,526	32,840
State and political subdivisions	42,924	38,012	47,874
Total	$111,836	$107,972	$116,748

B.Relative Maturities and Weighted Average Interest Rates

The following table presents the maturity schedule of securities held and the weighted average yield of those securities, as of December 31, 2020 (fully taxable equivalent, dollars in thousands):

	In one	After one,	After five,			Weighted
	year	but within	but within	Over		Average
	or less	five years	ten years	ten years	Total	Yield (1)
US Agencies	6,589	—	—	—	6,589	2.05%
US Agencies - MBS	2,615	21,645	10,020	—	34,280	1.10%
Corporate	2,010	6,891	16,593	2,549	28,043	2.89%
State and political subdivisions	7,221	16,310	8,668	10,725	42,924	1.55%

Total	$18,435	$44,846	$35,281	$13,274	$111,836

Weighted average yield (1)	1.40%	1.11%	2.71%	2.09%	1.78%
(1)	Weighted average yield includes the effect of tax-equivalent adjustments using a 21% tax rate.

III.	Loan Portfolio

A.Type of Loans

The following table sets forth the major categories of loans outstanding for each category at December 31 (dollars in thousands):

	2020	2019	2018	2017	2016
Commercial real estate	$498,450	$514,394	$496,207	$406,742	$389,420
Commercial, financial and agricultural	273,759	211,023	191,060	156,951	142,648
One to four family residential real estate	227,044	253,918	286,908	209,890	205,945
Construction	59,359	58,203	44,318	20,061	23,731
Consumer	18,980	21,238	20,371	17,434	20,113

Total	$1,077,592	$1,058,776	$1,038,864	$811,078	$781,857

B.Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table presents the remaining maturity of total loans outstanding for the categories shown at December 31, 2020, based on scheduled principal repayments (dollars in thousands):

		Commercial,
		Financial,	1-4 Family
	Commercial	and	Residential
	Real Estate	Agricultural	Real Estate	Consumer	Construction	Total

In one year or less:
Variable interest rates	$23,061	$42,066	$2,336	$4,940	$76	$72,479
Fixed interest rates	53,344	32,099	2,509	14,359	667	102,978

After one year but within five years:
Variable interest rates	40,003	15,338	7,386	16,572	47	79,346
Fixed interest rates	306,272	162,433	23,783	20,697	13,916	527,101

After five years:
Variable interest rates	52,842	10,146	136,150	707	1,334	201,179
Fixed interest rates	22,928	11,677	54,880	2,084	2,940	94,509

Total	$498,450	$273,759	$227,044	$59,359	$18,980	$1,077,592

C.	Risk Elements

The following table presents a summary of nonperforming assets and problem loans as of December 31 (dollars in thousands):

	2020	2019	2018	2017	2016

Nonaccrual loans	$5,458	$5,172	$5,054	$2,388	$3,959

Interest income recorded during period for nonaccrual loans	—	—	—	—	437

Accruing loans past due 90 days or more	—	11	23	—	—

Restructured loans on nonaccrual not included above	—	—	—	180	165

IV.	Summary of Loan Loss Experience

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

The following table presents information relative to the allowance for loan losses for the years ended December 31, (dollars in thousands):

	2020	2019	2018	2017	2016

Balance of allowance for loan losses at beginning of period	$5,308	$5,183	$5,079	$5,020	$5,004

Loans charged off:
Commercial	525	130	330	419	477
One to four family residential real estate	117	152	230	155	133
Consumer	117	228	156	229	113
Total loans charged off	759	510	716	803	723

Recoveries of loans previously charged off:
Commercial	187	165	221	121	102
One to four family residential real estate	19	49	64	65	5
Consumer	61	36	35	51	32
Total recoveries	267	250	320	237	139

Net loans charged off	492	260	396	566	584
Provisions charged to expense	1,000	385	500	625	600

Balance at end of period	$5,816	$5,308	$5,183	$5,079	$5,020

Average loans outstanding	1,117,132	1,047,439	941,221	795,532	703,047

Ratio of net charge-offs to average loans	0.04	0.02	0.04	0.07	0.08

B.Allocation of Allowance for Loan Losses

The allocation of the allowance for loan losses for the years ended December 31, is shown on the following table. The percentages shown represent the percent of each loan category to total loans (dollars in thousands):

	2020		2019		2018		2017		2016
	Amount	%	Amount	%	Amount	%	Amount	%	Amount	%

Commercial real estate	$2,983	46.26%	$1,189	48.58%	$1,682	47.76%	$1,650	50.15%	$1,345	49.81%

Commercial, financial, and agricultural	1,734	25.40	1,197	19.93	648	18.39	576	19.35	614	18.25

Commercial construction	209	4.43	71	3.79	101	2.87	54	1.14	57	1.47

1-4 family residential real estate	605	21.07	148	23.98	199	27.62	160	25.88	296	26.34

Consumer construction	5	1.08	11	2.01	6	1.40	6	1.33	6	1.56

Consumer	8	1.76	13	1.71	8	1.96	10	2.15	90	2.57

Unallocated general reserves	272	—	2,679	—	2,539	—	2,623	—	2,612	—

Total	$5,816	100.00%	$5,308	100.00%	$5,183	100.00%	$5,079	100.00%	$5,020	100.00%

The unallocated balance of the allowance for loan losses represents general reserves not attributed directly to one segment or class of loans, rather, represents additional reserves management believes is warranted based on local and broader economic trends. These reserves are subjective in nature and based on qualitative factors impacting the overall loan portfolio.

V.	Deposits

	Three months	Three to	Six to twelve	Over twelve
	or less	six months	months	months	Total

CDs <$100,000	21,414	18,771	39,977	49,385	129,547
CDs >$100,000	23,194	14,795	19,346	30,608	87,943

Total time deposits	$44,608	$33,566	$59,323	$79,993	$217,490

Additional deposit information is contained in Note 7 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

VI.	Return on Equity and Assets

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

Risks Related to Our Business

The Corporation’s net interest income could be negatively affected by interest rate adjustments by the Federal Reserve, as well as by competition in its primary market area.

As a financial institution, the Corporation’s earnings are significantly dependent upon its net interest income, which is the difference between the interest income that is earned on interest-earning assets, such as investment securities and loans, and the interest expense that we pay on interest-bearing liabilities, such as deposits and borrowings. Therefore, any change in general market interest rates, including changes resulting from changes in the Federal Reserve’s fiscal and monetary policies, affects it more than non-financial institutions and can have a significant effect on net interest income and total income. The Corporation’s assets and liabilities may react differently to changes in overall market rates or conditions because there may be mismatches between the repricing or maturity characteristics of the assets and liabilities. The Federal Reserve recently lowered market interest rates after previously raising such rates. Such rate moves may be difficult for us to predict or manage. As a result, an increase or decrease in market interest rates could have material adverse effects on net interest margin and results of operations.

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

The outbreak of the COVID-19 pandemic, including the severity, magnitude, duration and businesses’ and governments’ responses thereto, may have a negative impact on the Corporation’s operations and personnel, as well as on activity and demand across the customers it serves.

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

Our management can offer no assurance that it will be able to maintain or increase the Corporation’s market share of deposits in its highly competitive service areas. If unable to do so, it may be forced to accept increased amounts of out-of-market or brokered deposits. As of December 31, 2020, the Corporation had approximately $45.171 million in out of market brokered deposits, which represented approximately 3.59% of total deposits. Most times, the cost of out-of-market and brokered deposits exceeds the cost of deposits in the local market. In addition, the cost of out-of-market and brokered deposits can be volatile, and if we are unable to access these markets, or if its costs related to out of market and brokered deposits increase, our liquidity and ability to support demand for loans could be adversely affected.

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

Management is unable to accurately predict future market interest rates, which are affected by many factors, including, but not limited to, inflation, recession, changes in employment levels, changes in the money supply and domestic and international disorder and instability in domestic and foreign financial markets. Changes in the interest rate environment may reduce the Corporation’s profits. Net interest income is a significant component of its net income and consists of the difference, or spread, between interest income generated on interest-earning assets and interest expense incurred on interest-bearing liabilities. Net interest spreads are affected by the difference between the maturities and repricing characteristics of interest-earning assets and interest-bearing liabilities. Although certain interest-earning assets and interest-bearing liabilities may have similar maturities or periods in which they reprice, they may react in different degrees to changes in market interest rates. In addition, residential mortgage loan origination volumes are affected by market interest rates on loans; rising interest rates generally are associated with a lower volume of loan originations, while falling interest rates are usually associated with higher loan originations. The Corporation’s ability to generate gains on sales of mortgage loans is significantly dependent on the level of originations. Cash flows are affected by changes in market interest rates. Generally, in rising interest rate environments, loan prepayment rates are likely to decline, and in falling interest rate environments, such as experienced in the past period, loan prepayment rates are likely to increase. A majority of our commercial, commercial real estate and multi-family residential real estate loans are adjustable rate loans and an increase in the general level of interest rates may adversely affect the ability of some borrowers to pay the interest on and principal of their obligations, especially borrowers with loans that have adjustable rates of interest. Changes in interest rates, prepayment speeds and other factors may also cause the value of loans held for sale to change. Accordingly, changes in levels of market interest rates could materially and adversely affect our net interest spread, loan volume, asset quality, value of loans held for sale and cash flows, as well as the market value of our securities portfolio and overall profitability.

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

The risks associated with our recent acquisitions any future acquisitions include, but are not limited to:

●	We may experience inconsistencies in standards, controls, procedures and policies that adversely affect our ability to maintain relationships with clients, customers, depositors and employees;
●	We could be subject to liabilities that could be material or become subject to litigation or regulatory risks as a result of the acquisition;
●	Management’s attention may be diverted from other business initiatives; and
●	Unanticipated restructuring and other integration costs may be incurred.

Any future acquisitions could involve these and additional risks. Our ability to pursue additional strategic transactions may also be limited by any significant decrease in our stock price, which would adversely affect the attractiveness of our currency to potential targets, or by our ability to raise additional equity or debt capital to fund future acquisitions. Any of these risks, whether with respect to the recent or any future acquisitions, could have a material adverse effect on our business and results of operations.

We may be required to transition from the use of the LIBOR interest rate index in the future.

A portion of the loans in our portfolio are indexed to LIBOR to calculate the loan interest rate. The continued availability of the LIBOR index is not guaranteed after 2021. It is impossible to predict whether and to what extent banks will continue to provide LIBOR submissions to the administrator of LIBOR or whether any additional reforms to LIBOR may be enacted. At this time, no consensus exists as to what rate or rates may become acceptable alternatives to LIBOR. The implementation of a substitute index or indices for the calculation of interest rates under our loan agreements with our borrowers may incur significant expenses in effecting the transition, may result in reduced loan balances if borrowers do not accept the substitute index or indices, and may result in disputes or litigation with customers over the appropriateness or comparability to LIBOR of the substitute index or indices, each of which could have an adverse effect on our results of operations. The corporation has minimal exposure to LIBOR.

Our ability to use net operating loss carryovers to reduce future tax payments may be limited or restricted.

As of December 31, 2020, the Corporation had net operating loss (“NOL”) carryforwards of approximately $8.0 million. The Corporation is generally able to carry NOLs forward to reduce taxable income in future years. However, its ability to utilize its NOL carryforwards is subject to the rules of Section 382 of the Code. Section 382 of the Code generally restricts the use of NOL carryforwards after an “ownership change.” An ownership change occurs if, among other things, the shareholders (or specified groups of shareholders) who own or have owned, directly or indirectly, 5% or more of a corporation’s common shares, or are otherwise treated as 5% shareholders under Section 382 of the Code and the Treasury regulations promulgated thereunder, increase their aggregate percentage ownership of that corporation’s shares by more than fifty (50) percentage points over the lowest percentage of the shares owned by these shareholders over a three (3)-year rolling period. In the event of an ownership change, Section 382 of the Code imposes an annual limitation on the amount of taxable income a corporation may offset with its pre-ownership change NOL carry forwards. This annual limitation is generally equal to the value of the corporation’s shares immediately before the ownership change multiplied by the long-term tax-exempt rate in effect for the month in which the ownership change occurs. Any unused annual limitation may be carried over to later years until the applicable expiration date for the respective NOL carryforwards.

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

Risks Related to Regulation and Supervision

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

We are subject to regulation regarding non-public information.

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

Future changes in accounting standards could adversely affect our results of operations.

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

Risks Related to our Common Stock

The trading price of our common stock may be subject to significant fluctuations and volatility.

The market price of our common stock could be subject to significant fluctuations due to, among other things:

●	variations in quarterly or annual results of operations;
●	changes in dividends per share;
●	deterioration in asset quality, including declining real estate values;
●	changes in interest rates;
●	significant acquisitions or business combinations, strategic partnerships, joint ventures, or capital commitments by or involving the Corporation or its competitors;
●	regulatory actions, including changes to regulatory capital levels, the components of regulatory capital and how regulatory capital is calculated;
●	new regulations that limit or significantly change our ability to continue to offer products or services;
●	volatility of stock market prices and volumes;
●	issuance of additional shares of common stock or other debt or equity securities;
●	changes in market valuations of similar companies;
●	changes in securities analysts’ estimates of financial performance or recommendations;
●	perceptions in the marketplace regarding the financial services industry, the Corporation and/or its competitors; and/or
●the occurrence of any one or more of the risk factors described herein.

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

All of the branch locations are designed for use and operation as a bank, are well maintained, and are suitable for current operations. Of the 28 branch locations, 24 are owned and 4 are leased. The Corporation has additional office space to house administrative operational support. Below is a comprehensive listing of our branch locations:

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

MARKET INFORMATION

(Unaudited)

The Corporation’s common stock is traded on the NASDAQ Capital Market under the symbol MFNC. The following table sets forth the range of high and low trading prices of the Corporation’s common stock from January 1, 2019 through December 31, 2020, as reported by NASDAQ.

	For the Quarter Ended
	March 31	June 30	September 30	December 31
2020
High	$17.32	$11.14	$10.39	$13.20
Low	7.37	8.49	8.61	9.46
Close	10.45	10.37	9.65	12.99
Dividends declared per share	0.14	0.14	0.14	0.14
Book value	15.20	15.58	15.78	15.99

2019
High	$16.01	$16.34	$16.25	$17.75
Low	13.18	14.58	12.97	15.03
Close	15.74	15.80	15.46	17.23
Dividends declared per share	0.12	0.12	0.14	0.14
Book value	14.41	14.70	14.91	15.06

The Corporation had approximately 1600 shareholders of record as of March 10, 2021. A substantially greater number of holders are beneficial owners whose shares are held of record by banks, brokers and other nominees.

Dividends

The holders of the Corporation’s common stock are entitled to dividends when, and if declared by the Board of Directors of the Corporation, out of funds legally available for that purpose. In determining dividends, the Board of Directors considers the earnings, capital requirements and financial condition of the Corporation and its subsidiary bank, along with other relevant factors. The Corporation’s principal source of funds for cash dividends is the dividends paid by the Bank. The ability of the Corporation and the Bank to pay dividends is subject to regulatory restrictions and requirements. In 2020, the Bank paid dividends to the Corporation totaling $11.5 million.

Issuer Purchases of Equity Securities

The Corporation currently has one active share repurchase program and one repurchase plan that was fully utilized in the first quarter of 2020. All share repurchase programs are conducted under authorizations by the Board of Directors. The shares repurchased to date are covered by Board authorizations made and publically announced for $600,000 on February 27, 2013, an additional $600,000 on December 17, 2013, and an additional $750,000 on April 28, 2015. None of these authorizations has an expiration date. Under the now expired plan, the Corporation purchased 1,661 shares for $.025 million in 2020, 14,000 shares for $.150 million in 2016, 102,455 shares for $1.122 million in 2015, 13,700 shares of its common stock for $.143 million in 2014, and $.509 million in 2013.

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock, and has no expiration date. During 2020, the Corporation repurchased 282,118 shares under this plan.

The following table provides certain information with respect to the repurchase of shares of the Company’s common stock as of the settlement date, year ended December 31, 2020

			Total number of
			shares purchased	Maximum
			as part of a	number of
			publically	shares that
	Total number of	Average price	announced	may yet be
Period of purchases	shares purchased	paid per share	plan or program	purchased

January 1, 2020 to January 31, 2020	—	$—	—	537,036
February 1, 2020 to February 29, 2020	3,626	$14.89	3,626	533,410
March 1, 2020 to March 31, 2020	237,018	$11.28	237,018	296,392
April 1, 2020 to April 30, 2020	—	$—	—	296,392
May 1, 2020 to May 31, 2020	—	$—	—	296,392
June 1, 2020 to June 30, 2020	—	$—	—	296,392
July 1, 2020 to July 31, 2020	—	$—	—	296,392
August 1, 2020 to August 31, 2020	—	$—	—	296,392
September 1, 2020 to September 30, 2020	—	$—	—	296,392
October 1, 2020 to October 31, 2020	—	$—	—	296,392
November 1, 2020 to November 30, 2020	—	$—	—	296,392
December 1, 2020 to December 31, 2020	43,135	$12.76	43,135	291,971

Total year eneded 2020	283,779	$11.55	283,779

For information regarding securities authorized for issuance under equity compensation plans, see Item 12 of this Form 10-K.

Performance Graph

Shown below is a line graph comparing the yearly percentage change in the cumulative total shareholder return on the Corporation’s common stock with that of the cumulative total return on the NASDAQ Bank Index and the NASDAQ Composite Index for the five-year period ended December 31, 2020. The following information is based on an investment of $100, on December 31, 2015 in the Corporation’s common stock, the NASDAQ Bank Index, and the NASDAQ Composite Index, with dividends reinvested.

This graph and other information contained in this section shall not be deemed to be “soliciting” material or to be “filed” with the Securities and Exchange Commission or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

Item 6.	Selected Financial Data

SELECTED FINANCIAL DATA

(Unaudited)

(Dollars in Thousands, Except Per Share Data)

	Year Ended December 31,
	2020	2019	2018	2017	2016
SELECTED FINANCIAL CONDITION DATA:
Total assets	$1,501,730	$1,320,069	$1,318,040	$985,367	$983,520
Loans	1,077,592	1,058,776	1,038,864	811,078	781,857
Securities	111,836	107,972	116,748	75,897	86,273
Deposits	1,258,776	1,075,677	1,097,537	817,998	823,512
Borrowings	63,479	70,776	60,441	79,552	67,579
Common shareholders’ equity	167,864	161,919	152,069	81,400	78,609
Total shareholders’ equity	167,864	161,919	152,069	81,400	78,609

SELECTED OPERATIONS DATA:
Interest income	$62,029	$64,384	$55,377	$44,376	$37,983
Interest expense	7,223	10,477	8,247	6,438	4,885
Net interest income	54,806	53,907	47,130	37,938	33,098
Provision for loan losses	1,000	385	500	625	600
Net security gains	2	208	—	231	150
Other income	10,197	5,745	4,263	3,810	4,003
Other expenses	46,949	41,765	40,300	30,336	29,885
Income before income taxes	17,056	17,710	10,593	11,018	6,766
Provision for income taxes	3,583	3,860	2,226	5,539	2,283
Net income	13,473	13,850	8,367	5,479	4,483
Net income available to common shareholders	$13,473	$13,850	$8,367	$5,479	$4,483

PER SHARE DATA:
Earnings — Basic	$1.27	$1.29	$0.94	$0.87	$0.72
Earnings — Diluted	1.27	1.29	0.94	0.87	0.72
Cash dividends declared	0.56	0.52	0.48	0.48	0.40
Book value	15.99	15.06	14.20	12.93	12.55
Tangible book value	13.71	12.77	11.61	11.72	11.29
Market value - closing price at year end	12.99	17.56	13.65	15.90	13.47

FINANCIAL RATIOS:
Return on average common equity	8.19%	8.78%	6.94%	6.74%	5.73%
Return on average total equity	8.19	8.78	6.94	6.74	5.73
Return on average assets	0.92	1.04	0.71	0.55	0.52
Dividend payout ratio	44.09	40.31	51.06	55.17	55.56
Average equity to average assets	11.23	11.84	10.23	8.17	9.05
Net interest margin	4.37	4.57	4.44	4.20	4.19

ASSET QUALITY RATIOS:
Nonperforming loans to total loans	.51%	.49%	.49%	.32%	.53%
Nonperforming assets to total assets	0.48	0.56	0.62	0.62	0.91
Allowance for loan losses to total loans	0.54	0.51	0.50	0.64	0.64
Allowance for loan losses to nonperforming loans	106.56	102.41	102.09	197.78	121.73
Net charge-offs to average loans	0.04	0.02	0.04	0.07	0.08
Texas ratio	4.82	4.41	6.33	7.77	11.76

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Forward Looking Statements

This report contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. The Corporation intends such forward-looking statements to be covered by the safe harbor provisions for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995 and is including this statement for purposes of these safe harbor provisions. Forward-looking statements which are based on certain assumptions and describe future plans, strategies, or expectations of the Corporation, are generally identifiable by use of the words “believe”, “expect”, “intend”, “anticipate”, “estimate”, “project”, or similar expressions. The Corporation’s ability to predict results or the actual effect of future plans or strategies is inherently uncertain. Factors that could cause actual results to differ from the results in forward-looking statements include, but are not limited to:

●	changes in business, economic or political conditions;
●	changes in interest rates or interest rate volatility;
●	the effects global pandemics and local and national governmental responses thereto;
●	our ability to manage our balance sheet size and capital levels;
●	disruptions or failures of our information technology systems or those of our third party service providers;
●	cyber security threats, system disruptions and other potential security breaches or incidents;
●	customer demand for financial products and services;
●	our ability to continue to compete effectively and respond to aggressive competition within our industry;
●	our ability to participate in consolidation opportunities in our industry, to complete consolidation transactions and to realize synergies or implement integration plans;
●	our ability to manage our significant risk exposures effectively;
●	our ability to manage credit risk with customers and counterparties;
●	changes in government regulation, including interpretations, or actions by our regulators, including those that may result from the implementation and enforcement of regulatory reform legislation;
●	adverse developments in any investigations, disciplinary actions or litigation; and
●	other factors detailed from time to time in our filings with the SEC.

Overview

The following discussion and analysis presents the more significant factors affecting the Corporation’s financial condition as of December 31, 2020 and 2019 and the results of operations for 2019 and 2020. This discussion also covers asset quality, liquidity, interest rate sensitivity, and capital resources for the years 2019 and 2020. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements and related notes and other supplemental information presented elsewhere in this report. Throughout this discussion, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

Dollar amounts in tables are stated in thousands, except for per share data.

EXECUTIVE SUMMARY

The purpose of this section is to provide a brief summary of the 2020 results of operations and financial condition. A more detailed analysis of the results of operations and financial condition follows this summary.

The Corporation reported net income of $13.473 million, or $1.27 per share, for the year ended December 31, 2020, compared to $13.850 million, or $1.29 per share, in 2019. Net income was positively impacted by the recognition of $4.030 million as a result of participation in the Payment Protection Program (“PPP”)

Total assets of the Corporation at December 31, 2020, were $1.502 billion, an increase of $181.661 million, or 13.76%, from total assets of $1.320 billion reported at December 31, 2019.

At December 31, 2020, the Corporation’s total loans stood at $1.078 billion, an increase of $18.816 million, or 1.78%, from 2019 year-end balances of $1.059 billion. Total loan production in 2020 exluding PPP loans amounted to $393.059 million, which included $208.398 million of secondary market mortgage loans sold. When including the PPP loans, total production was $545.565 million, which includes $152.506 million of PPP loans. The Corporation also sold $14.057 million of SBA/USDA guaranteed loans. Loan balances were also impacted by normal amortization and paydowns, some of which related to payoffs on participation loans.

As of December 31, 2020, the Corporation had experienced no material adverse systemic issues or material deterioration in its loan portfolio prior to the COVID-19 pandemic. At the onset of COVID-19, the Corporation began to actively work to identify potential heightened industry and consumer exposure within the portfolio based on its footprint. The Corporation does expect that COVID-19 will inavoidably impact many of its customer’s businesses and will be prepared to assist these customers with appropriate relief using the regulatory guidance provided, particularly for the industries experiencing negative environmental factors and risk trends. The Corporation will continue to refine these measures and continually assess its financial reporting and loan loss reserves as the Corporation and its customers work through the pandemic crisis in the upcoming quarters. COVID-19 loan modifications resided at a nominal $2.4 million, or .25% of total loans with no commervial loans remaining in total payment deferral at December 31, 2020. This is compared to peak levels of $201 million in the second quarter of 2020.

Nonperforming loans totaled $5.458 million, or .51%, of total loans at December 31, 2020 compared to $5.183 million, or .49% of total loans at December 31, 2019. Nonperforming assets at December 31, 2020, were $7.210 million, .48% of total assets, compared to $7.377 million, or .56% of total assets, at December 31, 2019.

Total deposits increased from $1.076 billion at December 31, 2019 to $1.259 billion at December 31, 2020, an increase of 17.02%. The increase in deposits in 2020 was comprised of a decrease in noncore deposits of $11.002 million and an increase in core deposits of $194.101 million.

Shareholders’ equity totaled $167.864 million at December 31, 2020, compared to $161.919 million at the end of 2019, an increase of $5.945 million. This change reflects the net income available to common shareholders of $13.473 million, other comprehensive income of $.767 million, an increase related to stock compensation expense of $.878 million, dividends declared on common stock of $5.895 million, and a decrease due to share repurchases of $3.278 million. The book value per common share at December 31, 2020, amounted to $15.99 compared to $15.06 at the end of 2019.

For a description of our significant accounting policies, see Note 1 to the financial statements included herein.

RESULTS OF OPERATIONS

(dollars in thousands, except per share data)	2020	2019

Taxable-equivalent net interest income	$55,185	$54,179
Taxable-equivalent adjustment	(379)	(272)

Net interest income, per income statement	54,806	53,907
Provision for loan losses	1,000	385
Other income	10,199	5,953
Other expense	46,949	41,765

Income before provision for income taxes	17,056	17,710
Provision for income taxes	3,583	3,860

Net income	$13,473	$13,850

Earnings per common share
Basic	$1.27	$1.29
Diluted	$1.27	$1.29

Return on average assets	.92%	1.04%
Return on average equity	8.19	8.78

Summary

The Corporation reported net income available to common shareholders of $13.473 million in 2020, compared to $13.850 million in 2019.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest-earning assets and the average rate paid on interest-bearing funding sources. Net interest revenue is the Corporation’s principal source of revenue, representing 84.31% of total revenue in 2020. The Corporation’s net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income on a taxable equivalent basis increased $1.006 million from $54.179 million in 2019 to $55.185 million in 2020. In 2020, there was one 100 basis point rate decrease and one 50 basis point rate decrease to the federal funds rate. There were three 25 basis point rate increases to the federal funds rate in 2019. The Corporation experienced a decrease of 51 basis points in the overall rates on earning assets from 5.49% in 2019 to 4.98% in 2020. Interest bearing funding sources decreased by 38 basis points, from 1.17% in 2019 to 0.79% in 2020. The combination of these effective rate changes resulted in a decrease in the taxable equivalent net interest margin from 4.60% in 2019 to 4.40% in 2020.

The following table details sources of net interest income for the two years ended December 31 (dollars in thousands):

	2020	Mix	2019	Mix
Interest Income
Loans, taxable	$58,412	94.17%	$59,673	92.68%
Loans, tax-exempt	201	0.32	187	0.29
Taxable securities	2,255	3.64	2,708	4.21
Nontaxable securities	535	0.86	343	0.53
Other interest-earning assets	626	1.01	1,473	2.29
Total earning assets	62,029	100.00%	64,384	100.00%
Interest Expense
NOW, money markets, checking	781	10.81	1,473	14.06%
Savings	497	6.88	599	5.72
Certificates of deposit	3,669	50.80	4,869	46.47
Brokered deposits	1,105	15.30	2,495	23.81
Borrowings	1,171	16.21	1,041	9.94
Total interest-bearing funds	7,223	100.00%	10,477	100.00%

Net interest income	$54,806		$53,907

Average Rates
Earning assets	4.95%		5.46%
Interest-bearing funds	0.79		1.17
Interest rate spread	4.16		4.29

For purposes of this presentation, non-taxable interest income has not been restated on a tax-equivalent basis.

As shown in the table above, income on loans provides more than 94% of the Corporation’s interest revenue. The Corporation’s loan portfolio has approximately $386.198 million of variable rate loans that predominantly reprice with changes in the prime rate and $691.394 million of fixed rate loans. A portion of the variable rate loans, 22%, or $86.255 million, have interest rate floors.

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

	Year Ended December 31,
	2020			2019
	Average		Average	Average		Average
(dollars in thousands)	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS:
Loans (1,2,3)	$1,117,132	$58,850	5.27%	$1,047,439	$60,055	5.73%
Taxable securities	86,767	2,255	2.60	94,768	2,709	2.86
Nontaxable securities (2)	21,503	677	3.15	14,988	419	2.80
Other interest-earning assets	28,909	626	2.17	21,544	1,473	6.84
Total earning assets	1,254,311	62,408	4.98	1,178,739	64,656	5.49
Reserve for loan losses	(5,436)			(5,254)
Cash and due from banks	126,731			72,711
Fixed assets	25,233			23,364
Other real estate owned	2,067			2,448
Other assets	61,768			60,874
	210,363			154,143

TOTAL AVERAGE ASSETS	$1,464,674			$1,332,882

LIABILITIES AND SHAREHOLDERS’ EQUITY:
NOW and Money Markets	$298,508	$742	0.25%	$256,974	$1,315	0.51%
Interest checking	99,788	39	0.04	106,978	159	0.15
Savings deposits	121,485	497	0.41	110,559	599	0.54
Certificates of deposit	236,606	3,669	1.55	259,381	4,869	1.88
Brokered deposits	77,861	1,105	1.42	102,317	2,494	2.44
Borrowings	85,651	1,171	1.37	58,300	1,041	1.79
Total interest-bearing liabilities	919,899	7,223	0.79	894,509	10,477	1.17
Demand deposits	369,056			266,007
Other liabilities	11,214			14,535
Shareholders’ equity	164,505			157,831
	544,775			438,373
TOTAL AVERAGE LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,464,674			$1,332,882

Rate spread			4.19			4.32
Net interest margin/revenue, tax equivalent basis		$55,185	4.40%		$54,179	4.60%
(1)	For purposes of these computations, non-accruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on nontaxable securities and loans has been adjusted to a tax equivalent basis, using a 21% tax rate for 2020 and 2019.
(3)	Interest income on loans includes loan fees.

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

	Year ended December 31,
	2020 vs. 2019
	Increase (Decrease)
	Due to			Total
			Volume	Increase
	Volume	Rate	and Rate	(Decrease)

Interest earning assets:
Loans	$3,996	$(4,877)	$(324)	$(1,205)
Taxable securities	(229)	(246)	21	(454)
Nontaxable securities	182	53	23	258
Other interest earning assets	(130)	(631)	(86)	(847)
Total interest earning assets	$3,819	$(5,701)	$(366)	$(2,248)

Interest bearing obligations:
NOW and money market deposits	$213	$(676)	$(110)	$(573)
Interest checking	(11)	(117)	8	(120)
Savings deposits	59	(147)	(14)	(102)
Certificates of deposit	(427)	(847)	74	(1,200)
Brokered deposits	(596)	(1,042)	249	(1,389)
Borrowings	488	(244)	(114)	130

Total interest bearing obligations	$(274)	$(3,073)	$93	$(3,254)

Net interest income, tax equivalent basis				$1,006

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During 2020, the Corporation recorded a provision for loan loss of $1.00 million, compared to a provision of $.385 million in 2019. There was no provision for loan losses for acquired loans as there was no further deterioration of acquired loans since acquisition.

Noninterest Income

Noninterest income was $10.199 million and $5.953 million in 2020 and 2019, respectively. The principal recurring sources of noninterest income are the gains and fees on the sale of SBA/USDA guaranteed loans and secondary market mortgage loans. In 2020, revenues from these two business lines totaled $7.664 million compared to $2.797 million in 2019.

Deposit related income totaled $1.133 million in 2020 compared to $1.586 million in 2019. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details noninterest income for the two years ended December 31 (dollars in thousands):

	2020	2019	2020-2019%
Deposit service charges	$555	$548	1.28%
NSF Fees	578	1,038	(44.32)
Gain on sale of secondary market loans	5,205	1,544	237.11
Secondary market fees generated	730	345	111.59
SBA Fees	1,729	908	90.42
Mortgage servicing rights (amortization) income	838	693	20.92
Other	562	669	(15.99)
Subtotal	10,197	5,745	77.49
Net security gains	2	208	—
Total noninterest income	$10,199	$5,953	71.33%

Noninterest Expense

Noninterest expense was $46.949 million in 2020 compared to $41.765 million in 2019. Salaries and benefits, at $26.081 million, increased by $3.338 million, or 14.68%, from the 2019 expenses of $22.743 million. The increased salaries and benefits expense was a result of customary annual increases to legacy employees and COVID related expenses.

Management will continue to review all areas of noninterest expense in order to evaluate where opportunities may exist which could reduce expenses without compromising service to customers.

The following table details noninterest expense for the two years ended December 31 (dollars in thousands):

			% Increase
			(Decrease)
	2020	2019	2020-2019
Salaries and benefits	$26,081	$22,743	14.68%
Occupancy	4,370	4,069	7.40
Furniture and equipment	3,347	3,000	11.57
Data processing	3,093	2,717	13.84
Professional service fees:
Accounting	765	914	(16.30)
Legal	245	222	10.36
Consulting and other	832	964	(13.69)
Total professional service fees	1,842	2,100	(12.29)
Loan origination expenses and deposit and card related fees	1,965	1,546	27.10
Writedowns and (gains) losses on OREO held for sale	(22)	212	(110.38)
FDIC insurance assessment	578	70	725.71
Communications	935	885	5.65
Advertising	912	889	2.59
Other operating expenses	3,848	3,534	8.89
Total noninterest expense	$46,949	$41,765	12.41%

Federal Income Taxes

Current Federal Tax Provision

The Corporation recognized a federal income tax expense of approximately $3.583 million for the year ended December 31, 2020 and $3.860 million for the year ended December 31, 2019. The 2019 tax expense included the effect of a $.140 million one-time non-cash amortization related to an acquired tax credit.

The Corporation has reported deferred tax assets of $3.303 million at December 31, 2020. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. The Corporation, as of December 31, 2020, had a net operating loss carryforwards for tax purposes of approximately $8.0 million. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004. The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The table below details the major components of the Corporation’s net deferred tax assets (dollars in thousands):

	2020	2019
Deferred tax assets:
NOL carryforward	$1,671	$2,147
Allowance for loan losses	1,277	1,144
OREO	157	177
Deferred compensation	198	253
Pension liability	139	147
Stock compensation	159	75
Purchase accounting adjustments	832	1,507
Lease liability	928	980
Other	785	442

Total deferred tax assets	6,146	6,872

Deferred tax liabilities:
Core deposit premium	(959)	(1,108)
FHLB stock dividend	(73)	(73)
Right of use asset	(928)	(980)
Unrealized gain on securities	(522)	(273)
Other	(361)	(706)
Total deferred tax liabilities	(2,843)	(3,140)

Net deferred tax asset	$3,303	$3,732

FINANCIAL POSITION

The table below illustrates the relative composition of various liability funding sources and asset make-up.

	December 31,
	2020		2019
(dollars in thousands)	Balance	Mix	Balance	Mix
Sources of funds:
Deposits:
Non-interest bearing transactional deposits	$414,804	27.62%	$287,611	21.79%
Interest-bearing transactional deposits	581,311	38.71	482,713	36.57
CD’s <$250,000	202,266	13.47	233,956	17.72
Total core deposit funding	1,198,381	79.80	1,004,280	76.08
CD’s >$250,000	15,224	1.01	12,775	0.97
Brokered deposits	45,171	3.01	58,622	4.44
Total noncore deposit funding	60,395	4.02	71,397	5.41
FHLB and other borrowings	63,479	4.23	70,776	5.36
Other liabilities	11,611	0.77	11,697	0.89
Shareholders’ equity	167,864	11.18	161,919	12.26

Total	$1,501,730	100.00%	$1,320,069	100.00%

Uses of Funds:
Net Loans	$1,071,776	71.37%	$1,053,468	79.82%
Securities available for sale	111,836	7.45	107,972	8.18
Federal funds sold	76	0.01	32	—
Federal Home Loan Bank Stock	4,924	0.33	4,924	0.37
Interest-bearing deposits	2,917	0.19	10,295	0.78
Cash and due from banks	218,901	14.58	49,794	3.77
Other assets	91,300	6.07	93,584	7.08

Total	$1,501,730	100.00%	$1,320,069	100.00%

Securities

The securities portfolio is an important component of the Corporation’s asset composition to provide diversity in its asset base and provide liquidity. Securities increased $3.864 million in 2020, from $107.972 million at December 31, 2019 to $111.836 million at December 31, 2020.

The carrying value of the Corporation’s securities at December 31 (dollars in thousands) is as follows:

	2020	2019
US Agencies	$6,589	$14,496
US Agencies - MBS	34,280	34,526
Corporate	28,043	20,938
Obligations of states and political subdivisions	42,924	38,012

Total securities	$111,836	$107,972

The Corporation’s policy is to purchase securities of high credit quality, consistent with its asset/liability management strategies. The Corporation classifies all securities as available for sale, in order to maintain adequate liquidity and to maximize its ability to react to changing market conditions. At December 31, 2020, investment securities with an estimated fair market value of $26.190 million were pledged as collateral for FHLB borrowings and certain customer relationships.

Loans

The Bank is a full service lender and offers a variety of loan products in all of its markets. The majority of its loans are commercial, which represents approximately 76% of total loans outstanding at December 31, 2020.

The Corporation continued to experience strong loan demand in 2020, total loan production excluding PPP loans was $393.059 million of new organic loan production, which included $208.398 million of mortgage loans sold in the secondary market. When including the PPP loans, total production was $545.565 million, which includes $152.506 million of PPP loans. At 2020 year-end, the Corporation’s loans stood at $1.078 billion, an increase from the 2019 year-end balances of $1.059 billion. The production of loans, exclusive of PPP loans, was distributed among our regions, with the Upper Peninsula at $171.251 million, $143.559 million in the Northern Lower Peninsula, $21.839 million in Southeast Michigan and $56.410 million in Wisconsin.

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

The following table details the loan activity for 2020 and 2019 (dollars in thousands):

Loan balances as of December 31, 2018	$1,038,864

Total production	385,548
Secondary market sales	(89,546)
SBA loan sales	(12,334)
Loans transferred to OREO	(1,629)
Normal amortization/paydowns and payoffs	(262,127)
Loan balances as of December 31, 2019	$1,058,776

Total production	545,565
Secondary market sales	(208,398)
SBA loan sales	14,057
Loans transferred to OREO	(874)
Normal amortization/paydowns and payoffs	(331,534)

Loan balances as of December 31, 2020	$1,077,592

Following is a table that illustrates the balance changes in the loan portfolio for 2020 and 2019 year-end (dollars in thousands):

			Percent Change
	2020	2019	2020-2019

Commercial real estate	$498,450	$514,394	(3.15)%
Commercial, financial, and agricultural	273,759	211,023	29.73
One-to-four family residential real estate	227,044	253,918	(10.58)
Construction:
Consumer	11,661	18,096	(35.56)
Commercial	47,698	40,107	18.93
Consumer	18,980	21,238	(10.63)

Total	$1,077,592	$1,058,776	1.75%

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

Following is a table showing the composition of loans by significant industry types in the commercial loan portfolio as of December 31 (dollars in thousands):

	2020			2019
		% of	% of		% of	% of
	Balance	Loans	Capital	Balance	Loans	Capital
Real estate - operators of nonresidential buildings	$138,992	16.95%	82.80	$141,965	18.54%	87.68
Hospitality and tourism	100,237	12.23	59.71	97,721	12.77	60.35
Lessors of residential buildings	52,035	6.35	31.00	51,085	6.67	31.55
Gasoline stations and convenience stores	29,046	3.54	17.30	27,176	3.55	16.78
Logging	18,651	2.27	11.11	22,136	2.89	13.67
Commercial construction	47,698	5.82	28.41	40,107	5.24	24.77
Other	433,248	52.84	258.09	385,334	50.34	237.98

Total commercial loans	$819,907	100.00%		$765,524	100.00%

Management recognizes the additional risk presented by the concentration in certain segments of the portfolio. Management does not believe that its current portfolio composition has increased exposure related to any specific industry concentration as of 2020 year-end.

Our residential real estate portfolio predominantly includes one-to-four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of December 31, 2020, our residential loan portfolio totaled $238.705 million, or 22.15%, of our total outstanding loans.

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

Troubled debt restructurings (“TDR”) are determined on a loan-by-loan basis. Generally restructurings are related to interest rate reductions, loan term extensions and short term payment forbearance as means to maximize collectability of troubled credits. If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring. In general, a borrower must make at least six consecutive timely payments before the Corporation would consider a return of a restructured loan to accruing status in accordance with FDIC guidelines regarding restoration of credits to accrual status. More recent regulatory guidelines and accounting standards indicate that loan modifications or forbearances elated to the COVID-19 pandemic will generally not be considered TDRs. COVID-19 loan modifications resided at a nominal $2.4 million, or .25% of total loans with no commervial loans remaining in total payment deferral at December 31, 2020. This is compared to peak levels of $201 million in the second quarter of 2020.

The Corporation has, in accordance with generally accepted accounting principles standard updates, evaluated all loan modifications to determine the fair value impact of the underlying asset. The carrying amount of the loan is compared to the expected payments to be received, discounted at the loan’s original rate, or for collateral dependent loans, to the fair value of the collateral.

The Corporation, at December 31, 2020, had performing loans of $5.910 million and $.900 million of nonperforming loans for which repayment terms were modified to the extent that they were deemed to be “restructured” loans. The total performing restructured loans of $5.910 million is comprised of 23 performing loans, the largest of which had a December 31, 2020 balance of $1.502 million. The nonperforming restructured portfolio consists of six loan relationships, the largest balance of which is $.784 million. These TDRs are not COVID-19 related.

Credit Quality

The table below shows balances of nonperforming assets for the years ended December 31 (dollars in thousands):

	December 31,	December 31,
	2020	2019

Nonperforming Assets:
Nonaccrual loans	$5,458	$5,172
Loans past due 90 days or more	—	11
Restructured loans on nonaccrual	—	—
Total nonperforming loans	5,458	5,183
Other real estate owned	1,752	2,194
Total nonperforming assets	$7,210	$7,377
Nonperforming loans as a % of loans	0.51%	0.49%
Nonperforming assets as a % of assets	0.48%	0.56%
Reserve for Loan Losses:
At period end	$5,816	$5,308
As a % of outstanding loans	.54%	.51%
As a % of nonperforming loans	106.56%	102.41%
As a % of nonaccrual loans	106.56%	102.63%
Texas Ratio	4.82%	4.41%

Management continues to address market issues impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and the bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes a loan review consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the 2020 independent review provided findings similar to management with respect to credit quality. The Corporation will again utilize a consultant for loan review in 2021.

The following table details the impact of nonperforming loans on interest income for the two years ended December 31 (dollars in thousands):

	2020	2019

Interest income that would have been recorded at original rate	$272	$211
Interest income that was actually recorded	—	—

Net interest lost	$272	$211

Allowance for Loan Losses

Management analyzes the allowance for loan losses on a quarterly basis to determine whether the losses inherent in the portfolio are properly reserved for. Net charge-offs in 2020 amounted to $.492 million, or .04% of average loans outstanding, compared to $.260 million, or .02% of loans outstanding in 2019. The current reserve balance is representative of the relevant risk inherent within the Corporation’s loan portfolio. The balance of the allowance for loan losses does not contemplate acquisition fair value adjustments, as detailed in Note 4 – “Loans”. Additions or reductions to the reserve in future periods will be dependent upon a combination of future loan growth, nonperforming loan balances and charge-off activity. Management continues to actively refine the provision and allowance for loan losses as client impact and broader economic data from the pandemic becomes more clear. As of December 31, 2020, there have been no indications of systemic adverse trends and COVID-19 related modifications are at modest levels.

A two year history of relevant information on the Corporation’s credit quality is displayed in the following table (dollars in thousands):

Allowance for Loan Losses	2020	2019

Balance at beginning of period	$5,308	$5,183
Loans charged off:
Commercial	525	130
One-to-four family residential real estate	117	152
Consumer	117	228
Total loans charged off	759	510
Recoveries of loans previously charged off:
Commercial	187	165
One-to-four family residential real estate	19	49
Consumer	61	36
Total recoveries of loans previously charged off	267	250
Net loans charged off	492	260
Provision for loan losses	1,000	385

Balance at end of period	$5,816	$5,308

Total loans, period end	$1,077,592	$1,058,776
Average loans for the year	1,117,132	1,047,439
Allowance to total loans at end of year	0.54%	0.50%
Net charge-offs to average loans	0.04	0.02
Net charge-offs to beginning allowance balance	9.27	5.02

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

As of December 31, 2020, the allowance for loan losses represented .54% of total loans. The total coverage ratio (equivalent to ALLL plus remaining purchase accounting credit marks to total loans less PPP balances) is .95%. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. This position is further illustrated by the ratio of the allowance as a percent of nonperforming loans, which stood at 106.56% at December 31, 2020.

The Corporation maintains balances in nonperforming loans garnered in various acquisitions. In 2020, the Corporation had positive resolution of a portion of this portfolio, which resulted in accretable interest of approximately $1.006 million compared to $.404 million in 2019.

As part of the process of resolving problem credits, the Corporation may acquire ownership of real estate collateral which secured such credits. The Corporation carries this collateral in other real estate held for sale on the balance sheet.

The following table represents the activity in other real estate held for sale (dollars in thousands):

Balance at December 31, 2018	$3,119
Other real estate transferred from loans due to foreclosure	1,629
Proceeds from sale of other real estate	(1,329)
Transfer to premise and equipment	(1,013)
Writedowns on other real estate held for sale	(347)
Loss on other real estate held for sale	135

Balance at December 31, 2019	$2,194

Other real estate transferred from loans due to foreclosure	874
Proceeds from sale of other real estate	(1,338)
Transfer to premise and equipment	—
Writedowns on other real estate held for sale	(65)
Gain on other real estate held for sale	87

Balance at December 31, 2020	$1,752

During 2020, the Corporation received real estate in lieu of loan payments of $.874 million. In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balance and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

Total deposits at December 31, 2020 were $1.259 billion, an increase of $183.099 million, or 17.02%, from December 31, 2019 deposits of $1.076 billion. The table below shows the deposit mix for the periods indicated (dollars in thousands):

	2020	Mix	2019	Mix

CORE:
Noninterest bearing	$414,804	32.95%	$287,611	26.74%
NOW, money market, checking	450,556	35.79	373,165	34.69
Savings	130,755	10.39	109,548	10.18
Certificates of Deposit <$250,000	202,266	16.07	233,956	21.75
Total core deposits	1,198,381	95.20	1,004,280	93.36

NONCORE:
Certificates of Deposit >$250,000	15,224	1.21	12,775	1.19
Brokered CDs	45,171	3.59	58,622	5.45
Total non-core deposits	60,395	4.80	71,397	6.64

Total deposits	$1,258,776	100.00%	$1,075,677	100.00%

The increase in deposits is composed of a decrease in noncore deposits of $11.002 million and an increase in core deposits of $194.101 million. As shown in the table above, core deposits represent approximately 95% of total deposits. The majority of the growth in core deposits has centered on transactional deposits through our branch network outreach and treasury management line of business.

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

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding. At 2020 year end, this source of funding totaled $63.1 million and the Corporation secured this funding by pledging loans and investments. The $63.1 million of FHLB borrowings had a weighted average maturity of 1.89 years, with a weighted average rate of 1.67% at December 31, 2020.

The Corporation currently has one correspondent banking borrowing relationship. The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at December 31, 2020. The line of credit bears interest at a rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires on April 30, 2022. LIBOR was 0.24% at December 31, 2020. The relationship is secured by all of the outstanding mBank stock.

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

During 2020, the Corporation increased cash and cash equivalents by $169.151 million. As shown on the Corporation’s consolidated statement of cash flows, liquidity was primarily impacted by cash provided by investing activities and cash used in financing activities. The net change in investing activities included a net increase in loans of $16.508 million and a net increase in securities available for sale of $2.789 million. The Corporation also had a net increase in cash through financing activities partially due to a increase in deposit liabilities of $183.099 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30-day period, a 30 to 90-day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

The Bank’s investment portfolio provides added liquidity during periods of market turmoil and overall liquidity concerns in the financial markets. As of December 31, 2020, $85.646 million of the Bank’s investment portfolio was unpledged, which makes them readily available for sale to address any short term liquidity needs.

It is anticipated that during 2021, the Corporation will fund anticipated loan production with a combination of core-deposit growth and noncore funding, primarily brokered CDs to the extent the level of brokered CDs remains within our conservative policy limitations.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. In 2020, the Bank paid $11.5 million in dividends to the Corporation. Bank capital, after payment of this dividend, remained strong and above the “well capitalized” level for regulatory purposes. The Corporation has a $15.0 million line of credit with a correspondent bank, which also serves as a source of liquidity. As of December 31, 2020, $15.0 million was available to the Corporation under this line. The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized”. The Corporation will continue to explore alternative opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Non-core funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB and other borrowings. At December 31, 2020, the Bank’s core deposits in relation to total funding were 90.63% compared to 87.60% in 2019. These ratios indicated at December 31, 2020, that the Bank had decreased its reliance on non-core deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of December 31, 2020, the Bank had $106 million of unsecured overnight borrowing lines available and additional amounts available if secured. Management believes that its liquidity position remains strong to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity.

From a long-term perspective, the Corporation’s strategy is to increase core deposits in the Corporation’s local markets. The Corporation also has the ability to augment local deposit growth with wholesale CD funding.

CONTRACTUAL OBLIGATIONS AND COMMITMENTS

As disclosed in the Notes to the Consolidated Financial Statements, the Corporation has certain obligations and commitments to make future payments under contracts. At December 31, 2020, the aggregate contractual obligations and commitments are (dollars in thousands):

	Payments Due by Period
				After 5
	Less than 1 Year	1 to 3 Years	4 to 5 Years	Years	Total
Contractual Obligations

Total deposits	$1,169,402	$83,423	$5,251	$700	$1,258,776
Federal Home Loan Bank borrowings	35,003	25,152	—	3,000	63,155
Other borrowings	82	242	—	—	324
Directors’ deferred compensation	302	673	270	317	1,562
Annual rental / purchase commitments under noncancelable leases / contracts	836	1,690	1,042	1,038	4,606

TOTAL	$1,205,625	$111,180	$6,563	$5,055	$1,328,423

Other Commitments

Letters of credit	$8,781	$—	$—	$—	$8,781
Commitments to extend credit	172,633	—	—	—	172,633
Credit card commitments	7,136	—	—	—	7,136

TOTAL	$188,550	$—	$—	$—	$188,550

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

The Corporation and Bank capital is also impacted by the disallowed portion of the Corporation’s deferred tax asset. The portion of the deferred tax asset which is allowed to be included in regulatory capital is based on the amount of the asset, net of any valuation allowance and deferred tax liabilities. The amount included is phased in through 2018. See “Business — Supervision and Regulation” and “Regulatory Capital Requirements” for additional information regarding regulatory capital, as well as Note 16 to the Corporation’s Consolidated Financial Statements in Item 8 of this Form 10-K below.

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

At December 31, 2020 the Bank had $111.836 million of securities, with a weighted average maturity of 117 months. The investment portfolio is intended to provide a source of liquidity to the Corporation with limited interest rate risk. The Corporation may also elect to sell cash to correspondent banks as investments in federal funds. The Corporation also has other interest bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

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

The following are the Corporation’s repricing opportunities at December 31, 2020 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$291,763	351,964	422,271	11,594	$1,077,592
Securities	20,311	16,448	33,576	41,501	111,836
Other (1)	5,414	200	2,227	—	7,841

Total interest-earning assets	317,488	368,612	458,074	53,095	1,197,269

Interest-bearing obligations:
NOW, money market, savings and interest checking	581,311	—	—	—	581,311
Time deposits	46,071	91,426	79,293	700	217,490
Brokered CDs	35,790	—	9,381	—	45,171
Borrowings	10,003	25,082	25,394	3,000	63,479

Total interest-bearing obligations	673,175	116,508	114,068	3,700	907,451

Gap	$(355,687)	$252,104	$344,006	$49,395	$289,818

Cumulative gap	$(355,687)	$(103,583)	$240,423	$289,818
(1)	includes Federal Home Loan Bank stock

The above analysis indicates that at December 31, 2020, the Corporation had a cumulative liability sensitivity gap position of $103.583 million within the one-year timeframe. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income since more liabilities would reprice at higher rates than assets. Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or unexpected prepayments. In addition, the gap analysis treats savings, NOW and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2020, the Corporation had $386.198 million of variable rate loans that reprice primarily with the prime rate index. Approximately $86.255 million of these variable rate loans have interest rate floors. This means that the prime rate will have to increase above the floor rate before these loans will reprice. The majority of these loans have surpassed their interest rate floors and now reprice with each increase in the prime rate.

At December 31, 2019, the Corporation had a cumulative liability sensitive gap position of $46.031 million within the one-year time frame.

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

The table below measures current maturity levels of interest-earning assets and interest-bearing obligations, along with average stated rates and estimated fair values at December 31, 2020 (dollars in thousands). Nonaccrual loans of $5.458 million are included in the table at an average interest rate of 0.00% and a maturity greater than 5 years.

Principal/Notional Amount Maturing/Repricing In:

								Fair Value
	2021	2022	2023	2024	2025	Thereafter	Total	12/31/2020

Rate Sensitive Assets
Fixed interest rate securities	$18,435	$19,140	$14,697	$6,074	$4,937	$48,553	$111,836	$111,836
Average interest rate	1.40	0.58	1.51	1.10	1.96	2.54
Fixed interest rate loans	301,739	214,240	122,034	35,280	6,506	11,595	691,394	692,016
Average interest rate	4.28	4.45	4.68	4.50	4.24	4.09
Variable interest rate loans	386,198	—	—	—	—	—	386,198	386,546
Average interest rate	4.45	—	—	—	—	—
Other assets	5,690	1,732	250	—	245	—	7,917	7,917
Average interest rate	3.09	2.38	2.45	—	1.07	-
Total rate sensitive assets	$712,062	$235,112	$136,981	$41,354	$11,688	$60,148	$1,197,345	$1,198,315
Average interest rate	4.29%	4.12%	4.34%	4.00%	3.21%	2.84%	4.17%

Rate Sensitive Liabilities
Interest-bearing savings, NOW, MMAs, checking	$581,311	$—	$—	$—	$—	$—	$581,311	$581,311
Average interest rate	0.25	—	—	—	—	—
Time deposits	169,316	56,659	19,474	11,260	5,252	700	262,661	263,528
Average interest rate	1.11	1.05	1.51	1.79	0.96	1.60
Variable interest rate borrowings	—	—	—	—	—	—	—	—
Average interest rate	—	—	—	—	—	—
Fixed interest rate borrowings	35,085	81	233	25,080	—	3,000	63,479	61,975
Average interest rate	1.83	1.00	1.42	1.50	—	1.18
Total rate sensitive liabilities	$785,712	$56,740	$19,707	$36,340	$5,252	$3,700	$907,451	$906,814
Average interest rate	0.51%	1.05%	1.51%	1.59%	0.96%	1.26%	0.61%

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

Off-Balance-Sheet Risk

Derivative financial instruments include futures, forwards, interest rate swaps, option contracts and other financial instruments with similar characteristics. In 2020, the Corporation did not enter into futures, forwards, swaps or options. However, the Corporation is party to financial instruments with off-balance-sheet risk in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit and involve to varying degrees, elements of credit and interest rate risk in excess of the amount recognized in the consolidated balance sheets. Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the contract. Commitments generally have fixed expiration dates and may require collateral from the borrower if deemed necessary by the Corporation. Standby letters of credit are conditional commitments issued by the Corporation to guarantee the performance of a customer to a third party up to a stipulated amount and with specified terms and conditions.

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

Item 8.Financial Statements and Supplementary Data

Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors of Mackinac Financial Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Mackinac Financial Corporation (the “Company”) as of December 31, 2020, and 2019, the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020, and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, and 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing a separate opinion on the critical audit matters or on the accounts or disclosures to which they relate.

Allowance for Loan Losses – Qualitative Factors – Refer to Notes 1 and 4 to the consolidated financial statements

Critical Audit Matter Description

Management’s estimate of the general portion of the allowance relates to non-impaired loans and is based on historical loss experience adjusted for qualitative factors. These qualitative factors include: (1) changes in the nature, volume and terms of loans, (2) changes in lending personnel, (3) changes in the quality of the loan review function, (4) changes in nature and volume of past-due, nonaccrual and/or classified loans, (5) changes in concentration of credit risk, (6) changes in economic and industry conditions, (7) changes in legal and regulatory requirements, (8) unemployment and inflation statistics, (9) underlying collateral values, and (10) estimated impact of the COVID-19 pandemic not already reflected in other factors. Management periodically evaluates the qualitative factors based on known and inherent risks in the portfolio, composition of the portfolio, current economic conditions, and other factors.

Given the significant estimates and assumptions management makes in establishing qualitative factor adjustments within the allowance for loan losses and the sensitivity of the Corporation’s operations to changes in certain market conditions, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions related to the inherent risks in the portfolio, current economic conditions, and the selection of weighting of these qualitative factors required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to the qualitative factors used in the estimate of the allowance for loan losses included the following, among others:

●	We assessed management’s determination of qualitative factor adjustments to the allowance for loan losses, which included a comparison of factors considered by management to other sources to evaluate reasonableness and completeness of factors considered.
●	We gained an understanding of management’s basis for the application and weighting of the qualitative factors.
●	We reviewed the overall trends in credit quality to understand the known and inherent risks in the portfolio and the portfolio composition. This included reviewing changes year-over-year in the qualitative factors and management’s commentary on the rationale for the weighting applied to each factor for reasonableness.

Goodwill – Impairment Assessment – Refer to Notes 1 and 8 to the consolidated financial statements

Critical Audit Matter Description

The Corporation, in accordance with GAAP, evaluates goodwill annually for impairment. As a result of the economic uncertainty and volatility surrounding COVID-19 during the year, the Corporation assessed whether there were triggering events during the interim periods between the annual goodwill assessment during 2020. The Corporation determined that there is currently no impairment of its goodwill. In the assessment of goodwill for impairment, management considers fair value inputs such as discounted future earnings and observations from recent bank mergers and acquisitions.

Given the significant estimates and assumptions management makes to assess goodwill for impairment, performing audit procedures to evaluate the reasonableness of management’s estimates and assumptions required a high degree of auditor judgement and an increased extent of effort.

How the Critical Audit Matter was Addressed in the Audit

Our audit procedures related to management’s assessment of goodwill for impairment included the following, among others:

●	We reviewed management’s evaluation on whether a triggering event occurred during the interim periods between the annual goodwill impairment assessment.
●	We tested the effectiveness of controls over management’s goodwill impairment assessment.
●	We evaluated the reasonableness of management’s assumptions regarding future earnings by comparing the assumptions to (1) historical results (2) internal communications to management and the Board of Directors, and (3) external information.
●	We evaluated the reasonableness of management’s selection of a discount rate by comparing inputs to external sources.
●	We independently obtained statistics from bank mergers and acquisitions to test the completeness and accuracy of the population obtained by management, and we assessed the reasonableness of the comparable transactions by comparing statistical information of the targets selected by management to statistical information of the Corporation.

/s/Plante & Moran, PLLC

We have served as the Company’s auditor since 2002.

Grand Rapids, MI

March 11, 2021

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

December 31, 2020 and 2019

(Dollars in Thousands)

	December 31,	December 31,
	2020	2019

ASSETS

Cash and due from banks	$218,901	$49,794
Federal funds sold	76	32
Cash and cash equivalents	218,977	49,826

Interest-bearing deposits in other financial institutions	2,917	10,295
Securities available for sale	111,836	107,972
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	819,907	765,524
Mortgage	238,705	272,014
Consumer	18,980	21,238
Total Loans	1,077,592	1,058,776
Allowance for loan losses	(5,816)	(5,308)
Net loans	1,071,776	1,053,468

Premises and equipment	25,518	23,608
Other real estate held for sale	1,752	2,194
Deferred tax asset	3,303	3,732
Deposit based intangibles	4,368	5,043
Goodwill	19,574	19,574
Other assets	36,785	39,433

TOTAL ASSETS	$1,501,730	$1,320,069

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$414,804	$287,611
NOW, money market, interest checking	450,556	373,165
Savings	130,755	109,548
CDs<$250,000	202,266	233,956
CDs>$250,000	15,224	12,775
Brokered	45,171	58,622
Total deposits	1,258,776	1,075,677

Federal funds purchased	—	6,225
Borrowings	63,479	64,551
Other liabilities	11,611	11,697
Total liabilities	1,333,866	1,158,150

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,500,758 and 10,748,712 respectively	127,164	129,564
Retained earnings	39,318	31,740
Accumulated other comprehensive income
Unrealized gains on available for sale securities	1,965	1,025
Minimum pension liability	(583)	(410)
Total shareholders’ equity	167,864	161,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,501,730	$1,320,069

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

(Dollars in Thousands, Except Per Share Data)

	Year Ended
	December 31,
	2020	2019
INTEREST INCOME:
Interest and fees on loans:
Taxable	$58,412	$59,673
Tax-exempt	201	187
Interest on securities:
Taxable	2,255	2,708
Tax-exempt	535	343
Other interest income	626	1,473
Total interest income	62,029	64,384

INTEREST EXPENSE:
Deposits	6,052	9,436
Borrowings	1,171	1,041
Total interest expense	7,223	10,477

Net interest income	54,806	53,907
Provision for loan losses	1,000	385
Net interest income after provision for loan losses	53,806	53,522

OTHER INCOME:
Deposit service fees	1,133	1,586
Income from mortgage loans sold on the secondary market	5,935	1,889
SBA/USDA loan sale gains	1,729	908
Net mortgage servicing fees	838	693
Realized security gains	2	208
Other	562	669
Total other income	10,199	5,953

OTHER EXPENSE:
Salaries and employee benefits	26,081	22,743
Occupancy	4,370	4,069
Furniture and equipment	3,347	3,000
Data processing	3,093	2,717
Advertising	912	889
Professional service fees	1,842	2,100
Loan origination expenses and deposit and card related fees	1,965	1,546
Writedowns and (gains) losses on other real estate held for sale	(22)	212
FDIC insurance assessment	578	70
Communications	935	885
Other	3,848	3,534
Total other expenses	46,949	41,765

Income before provision for income taxes	17,056	17,710
Provision for income taxes	3,583	3,860

NET INCOME	$13,473	$13,850

INCOME PER COMMON SHARE:
Basic	$1.27	$1.29
Diluted	$1.27	$1.29

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

Years Ended December 31, 2020 and 2019

(Dollars in Thousands)

	Year Ended
	December 31,
	2020	2019
Net income	$13,473	$13,850
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	1,192	1,816
Reclassification adjustment for securities gains included in net income	(2)	(208)
Tax effect	(250)	(338)
Net change in unrealized gains on available for sale securities	940	1,270

Defined benefit pension plan:
Net unrealized actuarial gain (loss) on defined benefit pension obligation	(219)	(243)
Tax effect	46	51
Changes from defined benefit pension plan	(173)	(192)
Other comprehensive loss, net of tax	767	1,078

Total comprehensive income	$14,240	$14,928

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

Years Ended December 31, 2020 and 2019

(Dollars in Thousands)

				Accumulated
	Shares of	Common Stock		Other
	Common	and Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, December 31, 2018	10,712,745	$129,066	$23,466	$(463)	$152,069

Net income	—	—	13,850	—	13,850
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	1,270	1,270
Actuarial loss on defined benefit pension obligation	—	—	—	(192)	(192)
Total comprehensive income				1,078	14,928
Stock compensation	—	498	—	—	498
Restricted stock award vesting	35,967	—	—	—	—
Dividend on common stock	—	—	(5,576)	—	(5,576)

Balance, December 31, 2019	10,748,712	$129,564	$31,740	$615	$161,919

Net income	—	—	13,473	—	13,473
Other comprehensive income (loss):
Net change in unrealized gain on securities available for sale	—	—	—	940	940
Actuarial loss on defined benefit pension obligation	—	—	—	(173)	(173)
Total comprehensive income				767	14,240
Stock compensation	—	878	—	—	878
Restricted stock award vesting	35,825	—	—	—	—
Repurchase of common stock	(283,779)	(3,278)			(3,278)
Dividend on common stock	—	—	(5,895)	—	(5,895)

Balance, December 31, 2020	10,500,758	$127,164	$39,318	$1,382	$167,864

See accompanying notes to consolidated financial statements.

MACKINAC FINANCIAL CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS CASH FLOWS

Years Ended December 31, 2020 and 2019

(Dollars in Thousands)

	For the year ended December 31,
	2020	2019
Cash Flows from Operating Activities:
Net income	$13,473	$13,850
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,897	2,880
Provision for loan losses	1,000	385
Deferred tax expense	629	1,347
Net realized security gains	(2)	(208)
Gain on sale of loans sold in the secondary market	(5,205)	(1,544)
Origination of loans held for sale in secondary market	(205,398)	(89,546)
Proceeds from sale of loans in the secondary market	208,677	86,926
(Gain) loss on sale other real estate held for sale and fixed assets	(161)	31
Writedown of other real estate held for sale	65	181
Stock compensation	878	498
Change in other assets	1,575	(10,907)
Change in other liabilities	(86)	3,704
Net cash provided by operating activities	18,342	7,597

Cash Flows from Investing Activities:
Net increase in loans	(16,508)	(17,649)
Net decrease in interest-bearing deposits in other financial institutions	7,378	3,157
Purchase of securities available for sale	(40,180)	(18,839)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	37,391	29,374
Capital expenditures	(5,063)	(2,737)
Proceeds from sale of premises, equipment, and other real estate	1,162	1,867
Net cash used in investing activities	(15,820)	(4,827)

Cash Flows from Financing Activities:
Net increase (decrease) increase in deposits	183,099	(21,860)
(Decrease) increase in fed funds purchased	(6,225)	3,320
Repurchase of common stock	(3,278)	—
Dividend on common stock	(5,895)	(5,576)
Proceeds from FHLB borrowing	—	25,000
Proceeds from term borrowing	100,281	—
Principal payments on borrowings	(101,353)	(17,985)
Net cash provided by (used in) financing activities	166,629	(17,101)

Net (decrease) increase in cash and cash equivalents	169,151	(14,331)
Cash and cash equivalents at beginning of period	49,826	64,157
Cash and cash equivalents at end of period	$218,977	$49,826

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$7,329	$10,320
Income taxes	1,700	1,500

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	$874	$1,629
Transfers of Other Real Estate Held for Sale to Fixed Assets	$—	$1,013

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

Material estimates that are particularly susceptible to significant change in the near term relate to the determination of the allowance for loan losses, the valuation of investment securities, and the assessment of goodwill for impairment.

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

During 2020, the Corporation funded loans under the Small Business Administration's (SBA) Paycheck Protection Program (PPP) to provide liquidity to small businesses during the COVID-19 pandemic. The loans are guaranteed by the SBA and loan proceeds to borrowers are forgivable by the SBA if certain criteria are met. The Corporation originated PPP loans totaling $152.506 during the year. PPP processing fees received from the SBA totaling $5.18 were deferred along with loan origination costs and recognized as interest income using the effective yield method. Upon forgiveness of a loan and resulting repayment by the SBA, any unrecognized net fee for a given loan is recognized as interest income. Fees of $4.030 were recognized in 2020.

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

Goodwill and Other Intangible Assets

The excess of the cost of acquired entities over the fair value of identifiable assets acquired less liabilities assumed is recorded as goodwill. In accordance with ASC 350, amortization of goodwill and indefinite-lived assets is not recorded. However, the recoverability of goodwill is annually tested for impairment and between annual tests in certain circumstances. The Corporation’s core deposit intangible is currently being amortized over its estimated useful life of ten years.

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

Comprehensive Income (Loss)

Comprehensive income (loss) consists of net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) is composed of unrealized gains and losses on securities available for sale, and unrecognized actuarial gains and losses in the defined benefit pension plan, arising during the period. These gains and losses for the period are shown as a component of other comprehensive income. The accumulated gains and losses are reported as a component of equity, net of any tax effect. At December 31, 2020, the balance in accumulated other comprehensive income consisted of unrealized gains on available for sales securities of $1.965 million (net of income tax of $.522 million) and actuarial losses on the defined benefit pension obligation of $.583 million (net of income tax of $.139 million). At December 31, 2019, the balance in accumulated other comprehensive income consisted of unrealized losses on available for sale securities of $1.025 million (net of income tax of $.273 million) and actuarial losses on the defined benefit pension obligation of $.410 million (net of income tax of $.147 million).

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

The following shows the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019 (dollars in thousands, except per share data):

	Year Ended December 31,
	2020	2019

(Numerator):
Net income	$13,473	$13,850

(Denominator):
Weighted average shares outstanding	10,580,044	10,737,653
Effect of restricted stock awards	—	19,854
Diluted weighted average shares outstanding	10,580,044	10,757,507
Income per common share:
Basic	$1.27	$1.29
Diluted	$1.27	$1.29

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

Upon adoption of ASU 2016-13, a cumulative-effect adjustment to retained earnings will be recorded as of the beginning of the first reporting period in which the guidance is effective. The Corporation is currently evaluating the provisions of ASU 2016-13 to determine the potential impact on the Coporation’s consolidated financial condition and result of operations. The Corporation has formed a cross-functional implementation team consisting of individuals from finance, credit and information systems. A project plan and timeline has been developed and the implementation team meets regularly to assess the project status to ensure adherence to the timeline. The implementation team has also been working with a software vendor to assist in implementing required changes to credit loss estimation models and processes, and is finalizing the historical data collected to be utilized in the credit loss models. The Corporation expects to recognize a cumulative effect adjustment to the opening balance of retained earnings as of the beginning of the first reporting period in which ASU 2016-13 is effective. The Corporation has not yet determined the magnitude of any such one-time adjustment or the potential impact of ASU 2016-13 on its condensed consolidated financial statements. In October 2019 the Financial Accounting Standards Board (FASB) voted to defer the effective date of ASU 2016-13 to fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, for smaller reporting companies (as defined by the Securities Exchange Commission). As the Corporation qualifies as a smaller reporting company, management plans to delay the implementation of CECL beyond 2021 and adjust the timetable of the various

CECL implementation tasks. Management believes that the Corporation will benefit from additional time to parallel testing and refine credit loss estimation models.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848) - Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The standard provides optional guidance for a limited period of time to ease the potential burden in accounting for and recognizing the effects of reference rate reform on financial reporting by offering expedients and exceptions for applying generally accepted accounting principles to contracts, hedging relationships, and other transactions affected by reference rate reform under certain criteria. The updated guidance is effective as of March 12, 2020 through December 31, 2022. The Corporation is currently assessing the impact this new standard will have on its financial statements.

Reclassifications

Certain amounts in the 2019 consolidated financial statements have been reclassified to conform to the 2020 presentation.

NOTE 2 — RESTRICTIONS ON CASH AND CASH EQUIVALENTS

Effective March 24, 2020, the Federal Reserve announced the reduction of reserve requirement ratios to zero percent in an effort to free up liquidity in the banking system to support lending to households and businesses. As such, as of December 31, 2020, the Corporation had no restrictions on cash and cash equivalents. In the normal course of business, the Corporation maintains cash and due from bank balances with correspondent banks. Balances in these accounts may exceed the Federal Deposit Insurance Corporation’s insured limit of $250,000. Management believes that these financial institutions have strong credit ratings and the credit risk related to these deposits is minimal.

NOTE 3 — SECURITIES AVAILABLE FOR SALE

The carrying value and estimated fair value of securities available for sale are as follows (dollars in thousands):

	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value
December 31, 2020

Corporate	$27,815	$247	$(19)	$28,043
US Agencies	6,480	109	—	6,589
US Agencies - MBS	33,372	914	(6)	34,280
Obligations of states and political subdivisions	41,682	1,242	—	42,924

Total securities available for sale	$109,349	$2,512	$(25)	$111,836

December 31, 2019

Corporate	$20,779	$160	$(1)	$20,938
US Agencies	14,450	47	(1)	14,496
US Agencies - MBS	34,063	492	(29)	34,526
Obligations of states and political subdivisions	37,382	630	—	38,012

Total securities available for sale	$106,674	$1,329	$(31)	$107,972

Following is information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019 aggregated by investment category and length of time these individual securities have been in a loss position (dollars in thousands):

	Less Than Twelve Months		Over Twelve Months
	Gross		Gross
	Unrealized	Fair	Unrealized	Fair
	Losses	Value	Losses	Value
December 31, 2020

Corporate	$(19)	$9,293	$—	$—
US Agencies	—	—	—	—
US Agencies - MBS	(2)	83	(4)	123
Obligations of states and political subdivisions	—	—	—	—

Total securities available for sale	$(21)	$9,376	$(4)	$123

December 31, 2019
Corporate	(1)	2,502	—	—
US Agencies	—	—	(1)	500
US Agencies - MBS	(9)	6,966	(20)	1,233
Obligations of states and political subdivisions	—	—	—	—

Total securities available for sale	$(10)	$9,468	$(21)	$1,733

There were 10 securities in an unrealized loss position in 2020 and 26 in 2019. The gross unrealized losses in the current portfolio are considered temporary in nature and related to interest rate fluctuations. The Corporation has both the ability and intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

Following is a summary of the proceeds from sales and calls of securities available for sale, as well as gross gains and losses for the years ended December 31 (dollars in thousands):

	2020	2019

Proceeds from sales and calls	$9,560	$5,805
Gross gains on sales and calls	2	208

The carrying value and estimated fair value of securities available for sale at December 31, 2020, by contractual maturity, are shown below (dollars in thousands):

	Amortized	Estimated
	Cost	Fair Value

Due in one year or less	$15,645	$15,820
Due after one year through five years	22,554	23,201
Due after five years through ten years	24,965	25,261
Due after ten years	12,813	13,274
Subtotal	75,977	77,556
US Agencies - MBS	33,372	34,280

Total	$109,349	$111,836

Contractual maturities may differ from expected maturities because issuers may have the right to call or prepay obligations with or without call or prepayment penalties. Securities with a market value of $22.438 million are pledged as collateral to the Federal Home Loan Bank and $3.752 million are pledged to certain customer relationships. See Note 10 for information on securities pledged to secure borrowings from the Federal Home Loan Bank.

The following is information pertaining to securities with gross unrealized losses at December 31, 2020 and 2019 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2020	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	4	$9,293	$(19)	—	$—	$—	4	$9,293	$(19)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	4	83	(2)	2	123	(4)	6	206	(6)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	8	$9,376	$(21)	2	$123	$(4)	10	$9,499	$(25)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2019	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	1	$2,502	$(1)	—	$—	$—	1	$2,502	$(1)
US Agencies	—	—	—	1	500	(1)	1	500	(1)
US Agencies - MBS	10	6,966	(9)	13	1,233	(20)	23	8,199	(29)
Obligations of states and political subdivisions	—	—	—	1	115	—	1	115	—
Total	11	$9,468	$(10)	15	$1,848	$(21)	26	$11,316	$(31)

NOTE 4 — LOANS

The composition of loans at December 31 is as follows (dollars in thousands):

	December 31,	December 31,
	2020	2019

Commercial real estate	$498,450	$514,394
Commercial, financial, and agricultural	273,759	211,023
Commercial construction	47,698	40,107
One to four family residential real estate	227,044	253,918
Consumer	18,980	21,238
Consumer construction	11,661	18,096

Total loans	$1,077,592	$1,058,776

The Corporation completed the acquisition of Peninsula Financial Corporation, (“PFC”), on December 5, 2014, The First National Bank of Eagle River (“Eagle River”) on April 29, 2016, Niagara Bancorporation (“Niagara”) on August 31, 2016, First Federal of Northern Michigan Bancorp, Inc. (“FFNM”) on May 18, 2018, and Lincoln Community Bank (“Lincoln”) on October 1, 2018. The PFC acquired impaired loans totaled $13.290 million, the Eagle River acquired impaired loans totaled $3.401 million, and the Niagara acquired impaired loans totaled $2.105 million. The FFNM impaired loans totaled $5.440 million and the Lincoln impaired loans totaled $1.901 million. In 2020, the Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of accretable interest of approximately $1.006 million. In 2019, The Corporation had positive resolution of acquired nonperforming loans, which resulted in the recognition of approximately $.404 million of accretable interest.

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

Loans acquired with deteriorated credit quality in the PFC transaction carried a balance of $.793 million at December 31, 2020 and $1.718 million at December 31, 2019.

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

Loans acquired with deteriorated credit quality in the Eagle River transaction carried a balance of $1.273 million at December 31, 2020 and $1.716 million at December 31, 2019.

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

Loans acquired with deteriorated credit quality in the Niagara transaction carried a balance of $.048 million at December 31, 2020 and $.075 million at December 31, 2019.

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

Loans acquired with deteriorated credit quality in the FFNM transaction carried a balance of $3.369 million at December 31, 2020 and $5.119 million at December 31, 2019.

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

Loans acquired with deteriorated credit quality in the Lincoln transaction carried a balance of $.548 million at December 31, 2020 and $.897 million at December 31, 2019.

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2020 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$105	$—	$105	$209	$—	$209
Accretion	(207)	—	(207)	(104)	—	(104)
Reclassification from nonaccretable difference	155	—	155	78	—	78
Balance, December 31, 2020	$53	$—	$53	$183	$—	$183

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471
Accretion	(27)	—	(27)	(903)	(1,085)	(1,988)
Reclassification from nonaccretable difference	20	—	20	677	1	678
Balance, December 31, 2020	$12	$—	$12	$292	$869	$1,161

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176
Accretion	(95)	(134)	(229)	(1,336)	(1,219)	(2,555)
Reclassification from nonaccretable difference	72	—	72	1,002	1	1,003
Balance, December 31, 2020	$85	$130	$215	$625	$999	$1,624

The table below presents a rollforward of the accretable yield on acquired loans for year ended December 31, 2019 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$128	$—	$128	$213	$16	$229
Accretion	(90)	—	(90)	(17)	(16)	(33)
Reclassification from nonaccretable difference	67	—	67	13	—	13
Balance, December 31, 2019	$105	$—	$105	$209	$—	$209

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$26	$69	$95	$571	$3,446	$4,017
Accretion	(30)	(69)	(99)	(214)	(1,493)	(1,707)
Reclassification from nonaccretable difference	23	—	23	161	—	161
Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2018	$140	$442	$582	$1,078	$3,973	$5,051
Accretion	(128)	(178)	(306)	(479)	(1,756)	(2,235)
Reclassification from nonaccretable difference	96	—	96	360	—	360
Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2020 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308
Charge-offs	(17)	(500)	(8)	(117)	—	(117)	—	(759)
Recoveries	105	1	81	19	—	61	—	267
Provision	1,706	1,036	65	555	(6)	51	(2,407)	1,000
Ending balance ALLR	$2,983	$1,734	$209	$605	$5	$8	$272	$5,816

Loans:
Ending balance	$498,450	$273,759	$47,698	$227,044	$11,661	$18,980	$—	$1,077,592
Ending balance ALLR	(2,983)	(1,734)	(209)	(605)	(5)	(8)	(272)	(5,816)
Net loans	$495,467	$272,025	$47,489	$226,439	$11,656	$18,972	$(272)	$1,071,776

Ending balance ALLR:
Individually evaluated	$476	$703	$—	$—	$—	$—	$—	$1,179
Collectively evaluated	2,507	1,031	209	605	5	8	272	4,637
Total	$2,983	$1,734	$209	$605	$5	$8	$272	$5,816

Ending balance Loans:
Individually evaluated	$2,396	$3,633	$362	$—	$—	$—	$—	$6,391
Collectively evaluated	494,890	269,891	47,161	226,175	11,661	18,964	—	1,068,742
Acquired with deteriorated credit quality	1,164	235	175	869	—	16	—	2,459
Total	$498,450	$273,759	$47,698	$227,044	$11,661	$18,980	$—	$1,077,592

Impaired loans, by definition, are individually evaluated.

A breakdown of the allowance for loan losses and recorded balances in loans at December 31, 2019 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,682	$648	$101	$199	$6	$8	$2,539	$5,183
Charge-offs	(27)	(103)	—	(152)	—	(228)	—	(510)
Recoveries	159	4	2	49	—	36	—	250
Provision	(625)	648	(32)	52	5	197	140	385
Ending balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308

Loans:
Ending balance	$514,394	$211,023	$40,107	$253,918	$18,096	$21,238	$—	$1,058,776
Ending balance ALLR	(1,189)	(1,197)	(71)	(148)	(11)	(13)	(2,679)	(5,308)
Net loans	$513,205	$209,826	$40,036	$253,770	$18,085	$21,225	$(2,679)	$1,053,468

Ending balance ALLR:
Individually evaluated	$497	$770	$—	$—	$—	$—	$—	$1,267
Collectively evaluated	692	427	71	148	11	13	2,679	4,041
Total	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308

Ending balance Loans:
Individually evaluated	$2,374	$1,475	$—	$—	$—	$—	$—	$3,849
Collectively evaluated	507,702	207,194	39,734	251,998	18,096	21,229	—	1,045,953
Acquired with deteriorated credit quality	4,318	2,354	373	1,920	—	9	—	8,974
Total	$514,394	$211,023	$40,107	$253,918	$18,096	$21,238	$—	$1,058,776

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

Commercial construction loans in the amount of $10.939 million and $3.525 million at December 31, 2020, and 2019, respectively did not receive a specific risk rating. These amounts represent loans made for land development and unimproved land purchases.

Below is a breakdown of loans by risk category as of December 31, 2020 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$7,425	$10,521	$223,875	$249,159	$3,352	$4,118	$—	$—	$498,450
Commercial, financial and agricultural	116,107	6,760	51,150	94,743	656	4,343	—	—	273,759
Commercial construction	—	40	19,063	16,671	600	385	—	10,939	47,698
One-to-four family residential real estate	—	3,139	5,614	18,864	369	1,814	—	197,244	227,044
Consumer construction	—	—	—	—	—	—	—	11,661	11,661
Consumer	—	79	128	1,141	—	67	—	17,565	18,980

Total loans	$123,532	$20,539	$299,830	$380,578	$4,977	$10,727	$—	$237,409	$1,077,592

At December 31, 2020, $105.492 million of Paycheck Protection Program (“PPP”) loans are included with a risk rating of “1” in the Commercial, financial and agricultural category.

Below is a breakdown of loans by risk category as of December 31, 2019 (dollars in thousands)

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
December 31, 2020

Commercial real estate	$1,251	$2,309	$3,560	$5,786	$476
Commercial, financial and agricultural	2,423	1,445	3,868	3,946	679
Commercial construction	537	—	537	678	—
One to four family residential real estate	869	—	869	1,993	—
Consumer construction	—	—	—	—	—
Consumer	16	—	16	19	—
Total	$5,096	$3,754	$8,850	$12,422	$1,155

December 31, 2019
Commercial real estate	$4,318	$2,374	$6,692	$7,937	$497
Commercial, financial and agricultural	2,354	1,475	3,829	4,892	770
Commercial construction	373	—	373	386	—
One to four family residential real estate	1,920	—	1,920	2,881	—
Consumer construction	—	—	—	—	—
Consumer	9	—	9	33	—
Total	$8,974	$3,849	$12,823	$16,129	$1,267

	Individually Evaluated Impaired Loans
	December 31, 2020		December 31, 2019
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$6,860	$270	$8,374	$301
Commercial, financial and agricultural	1,204	13	1,144	2
Commercial construction	541	27	396	—
One to four family residential real estate	3,064	135	3,508	219
Consumer construction	—	—	—	—
Consumer	37	1	44	2
Total	$11,706	$446	$13,466	$524

A summary of past due loans at December 31, is as follows (dollars in thousands):

	December 31,				December 31,
	2020				2019
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$24	$—	$1,481	$1,505	$1,055	$—	$671	$1,726
Commercial, financial and agricultural	42	—	478	520	829	—	527	1,356
Commercial construction	—	—	79	79	59	—	105	164
One to four family residential real estate	1,925	—	3,371	5,296	4,357	11	3,850	8,218
Consumer construction	—	—	—	—	—	—	—	—
Consumer	78	—	49	127	83	—	19	102

Total past due loans	$2,069	$—	$5,458	$7,527	$6,383	$11	$5,172	$11,566

Troubled Debt Restructuring

Troubled debt restructurings (“TDR”) are determined on a loan-by-loan basis. Generally, restructurings are related to interest rate reductions, loan term extensions and short term payment forbearance as means to maximize collectability of troubled credits. If a portion of the TDR loan is uncollectible (including forgiveness of principal), the uncollectible amount will be charged off against the allowance at the time of the restructuring. In general, a borrower must make at least six consecutive timely payments before the Corporation would consider a return of a restructured loan to accruing status in accordance with FDIC guidelines regarding restoration of credits to accrual status. More recent regulatory guidelines and accounting standards indicate that loan modifications or forbearances related to the COVID-19 pandemic will generally not be considered TDRs. COVID-19 loan modifications resided at a nominal $2.4 million, or .25% of total loans with no commercial loans remaining in total payment deferral at December 31, 2020. This is compared to peak levels of $201 million in the second quarter of 2020. Subsequent to the end of 2020, the bank has modified an additional $16 million of commercial loans under the COVID framework. All modifications still require interest payments and there were no changes to interest rate. The modification period of the loans is expected to be completed before the end of the first quarter of 2021.

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

There were four new troubled debt restructuring that occurred during the year ended December 31, 2020 with a balance of $.535 million, and four new troubled debt restructurings for the year ended December 31, 2019 with a balance of $1.952 million. There are no existing troubled debt restructurings that have defaulted as of December 31, 2020 and 2019. The four TDRs are not COVID-19 related.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Year Ended	Year Ended
	December 31,	December 31,
	2020	2019
Loans outstanding, January 1	$12,196	$9,817
New loans	500	1,872
Net activity on revolving lines of credit	(764)	1,200
Change in status of insiders	—	(289)
Repayment	(154)	(404)
Loans outstanding at end of period	$11,778	$12,196

There were no loans to related-parties classified substandard as of December 31, 2020 and 2019. In addition to the outstanding balances above, there were unfunded commitments of $.500 million to related parties at December 31, 2020.

NOTE 5 — PREMISES AND EQUIPMENT

Details of premises and equipment at December 31 are as follows (dollars in thousands):

	2020	2019

Land	$4,286	$4,349
Buildings and improvements	30,637	26,711
Furniture, fixtures, and equipment	17,230	15,483
Construction in progress	186	1,555
Total cost basis	52,339	48,098
Less - accumulated depreciation	26,821	24,490

Net book value	$25,518	$23,608

Depreciation of premises and equipment charged to operating expenses amounted to $2.798 million in 2020 and $2.684 million in 2019.

NOTE 6 — OTHER REAL ESTATE HELD FOR SALE

An analysis of other real estate held for sale for the years ended December 31 is as follows (dollars in thousands):

	2020	2019

Balance, January 1	$2,194	$3,119
Other real estate transferred from loans due to foreclosure	874	1,629
Proceeds from other real estate sold	(1,338)	(1,329)
Transfer to premise and equipment	—	(1,013)
Writedowns of other real estate held for sale	(65)	(347)
Gain on sale of other real estate held for sale	87	135

Total other real estate held for sale	$1,752	$2,194

Foreclosed residential real estate property of $.453 million is included in other real estate as of December 31, 2020. The recorded investment in consumer mortgage loans secured by residential real estate property that are in the process of foreclosure according to local requirements of the applicable jurisdictions was $.151 million as of December 31, 2020.

NOTE 7 — DEPOSITS

The distribution of deposits at December 31 is as follows (dollars in thousands):

	2020	2019

Noninterest bearing deposits	$414,804	$287,611
NOW, money market, interest checking	450,556	373,165
Savings	130,755	109,548
CDs <$250,000	202,266	233,956
CDs >$250,000	15,224	12,775
Brokered	45,171	58,622

Total deposits	$1,258,776	$1,075,677

Maturities of non-brokered time deposits outstanding at December 31, 2020 are as follows (dollars in thousands):

2021	$137,497
2022	48,023
2023	14,759
2024	11,260
2025	5,251
Thereafter	700

Total	$217,490

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

	Deposit Based	Amortization Expense
	Intangible	for the	Future Annual
	December 31, 2020	year ended	Amortization
	Balance	December 31, 2020	Expense
Peninsula	$473	$121	$121
Eagle River	529	99	99
Niagara	170	30	30
FFNM	2,147	290	290
Lincoln	1,049	135	135
Total	$4,368	$675	$675

	Deposit Based
	Intangible	2019
	December 31, 2019	Amortization
	Balance	Expense
Peninsula	$594	$121
Eagle River	629	99
Niagara	200	30
FFNM	2,436	299
Lincoln	1,184	128
Total	$5,043	$677

The deposit based intangible is reported net of accumulated amortization at $4.368 million at December 31, 2020, compared to $5.043 million at December 31, 2019. Amortization expense in 2020 is $.675 million compared to $.677 million in 2019. Amortization expense for the next five years is expected to be at $.675 million per year. The Corporation, in accordance with GAAP, evaluates goodwill annually for impairment. The Corporation has determined no impairment to goodwill exists.

NOTE 9 – SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. As of December 31, 2020, the Corporation had rights to service $204.548 million of residential first mortgage loans. The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans. The key economic assumptions used in determining the fair value of the mortgage servicing rights include an annual constant prepayment speed of 19.01% and a discount rate of 7.75% for December 31, 2020, which resulted in a fair value of $1.436 million. In 2019, the fair value was $2.159 million.

The following summarizes the fair value and net present value of the mortgage servicing rights capitalized and amortized. There was no valuation allowance required (dollars in thousands):

	December 31,	December 31,
	2020	2019
Balance at beginning of period	$1,499	$1,144
Final purchase accounting entry for FFNM	—	500
Additions from loans sold with servicing retained	—	95
Amortization	(140)	(240)

Balance at end of period	$1,359	$1,499
Balance of loan servicing portfolio	$204,548	$255,757
Mortgage servicing rights as % of portfolio	.66%	.59%
Fair value of servicing rights	1,436	2,159

Commercial Loans

The Corporation also retains the servicing on commercial loans that have been sold that were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained. The balance of these sold loans with servicing retained at December 31, 2020 and December 31, 2019 was approximately $53 million and $41 million, respectively. The Corporation valued these servicing rights at $311,000 as of December 31, 2020 and $218,000 at December 31, 2019. This valuation was established in consideration of the discounted cash flow of expected servicing income over the life of the loans.

NOTE 10 — BORROWINGS

Borrowings consist of the following at December 31 (dollars in thousands):

	December 31,	December 31,
	2020	2019
Federal Home Loan Bank fixed rate advances	$63,155	$64,148
USDA Rural Development note	324	403
	$63,479	$64,551

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.67% and mature in 2021, 2023, 2024, and 2026. They are collateralized at December 31, 2020 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $73.005 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $21.840 million and $22.438 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million. Prepayment of the advances is subject to the provisions and conditions of the credit policies of the Federal Home Loan Bank of Indianapolis in effect as of December 31, 2020.

The Corporation currently has one correspondent banking borrowing relationship. The relationship consists of a $15.0 million revolving line of credit, which had no outstanding balance at December 31, 2020 and December 31, 2019. The line of credit bears interest at a rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires on April 30, 2022. LIBOR was 0.24% at December 31, 2020. The relationship is secured by all of the outstanding common stock of mBank.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by loans totaling $.324 million originated and held by the Corporation’s wholly owned subsidiary, First Rural Relending, and an assignment of a demand deposit account in the amount of $.374 million, and guaranteed by the Corporation.

Maturities and principal payments of borrowings outstanding at December 31, 2020 are as follows (dollars in thousands):

2021	$35,082
2022	80
2023	236
2024	25,081
2025	—
Thereafter	3,000

Total	$63,479

NOTE 11 — INCOME TAXES

The components of the federal income tax provision (credit) for the years ended December 31 are as follows (dollars in thousands):

	2020	2019
Current tax expense	$2,954	$2,513
Deferred tax expense	629	1,347

Provision for income taxes	$3,583	$3,860

A summary of the source of differences between income taxes at the federal statutory rate and the provision (credit) for income taxes for the years ended December 31 is as follows (dollars in thousands):

	2020	2019
Tax expense at statutory rate	$3,357	$3,719
Increase (decrease) in taxes resulting from:
Tax-exempt interest	(154)	(110)
Nondeductible expenses	249	251
Wisconsin income tax expense, net of federal impact	131	—

Provision for income taxes, as reported	$3,583	$3,860

Deferred income taxes are provided for the temporary differences between the financial reporting and tax bases of the Corporation’s assets and liabilities. The major components of net deferred tax assets at December 31 are as follows (dollars in thousands):

	2020	2019
Deferred tax assets:
NOL carryforward	$1,671	$2,147
Allowance for loan losses	1,277	1,144
OREO	157	177
Deferred compensation	198	253
Pension liability	139	147
Stock compensation	159	75
Purchase accounting adjustments	832	1,507
Lease liability	928	980
Other	785	442

Total deferred tax assets	6,146	6,872

Deferred tax liabilities:
Core deposit premium	(959)	(1,108)
FHLB stock dividend	(73)	(73)
Right of use asset	(928)	(980)
Unrealized gain on securities	(522)	(273)
Other	(361)	(706)
Total deferred tax liabilities	(2,843)	(3,140)

Net deferred tax asset	$3,303	$3,732

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. The Corporation, as of December 31, 2020 had a net operating loss carryforwards for tax purposes of approximately $8.0 million. The net operating loss carryforwards expire twenty years from the date they originated. These carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004. The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

NOTE 12 — LEASES

The Corporation currently maintains four operating leases for branch locations in Birmingham, Marquette, Negaunee and Traverse City.

Future minimum payments for base rent, by year and in the aggregate, under the initial terms of the operating lease agreements, consist of the following (dollars in thousands):

Years Ending	Related Party	Unrelated Party
December 31	Amount	Amount
2021	$477	$359
2022	486	202
2023	496	—
2024	506	—
2025	516	—
Thereafter	1,564	—
Subtotal	$4,045	$561
Less: imputed interest	(374)	(7)
Net lease liabilities	$3,671	$554

Rent expense for all operating leases amounted to $1.062 million in amortization of the right-of-use asset and $.102 million of interest on the lease liability in 2020. In 2019, the amortization of the right-of-use asset was $1.021 million and the interest on the lease liability was $.111 million.

NOTE 13 — RETIREMENT PLAN

The Corporation has established a 401(k) profit sharing plan. Employees who have completed three months of service and attained the age of 18 are eligible to participate in the plan. Eligible employees can elect to have a portion, not to exceed 80%, of their annual compensation paid into the plan. In addition, the Corporation may make discretionary contributions into the plan. Retirement plan contributions charged to operations totaled $.469 million and $.370 million in 2020 and 2019 respectively.

NOTE 14 — DEFINED BENEFIT PENSION PLAN

The Corporation acquired the Peninsula Financial Corporation noncontributory defined benefit pension plan. Effective December 31, 2005, the plan was amended to freeze participation in the plan; therefore, no additional employees are eligible to become participants in the plan. The benefits are based on years of service and the employee’s compensation at the time of retirement. The Plan was amended effective December 31, 2010, to freeze benefit accrual for all participants. Expected contributions to the Plan in 2021 are $57,000.

The anticipated distributions over the next five years and through December 31, 2030 are detailed in the table below (dollars in thousands):

2021	$133
2022	140
2023	144
2024	142
2025	157
2026-2030	901
Total	$1,617

The following table sets forth the plan’s funded status and amounts recognized in the Corporation’s balance sheets and the activity from date of acquisition (dollars in thousands):

	2020	2019
Change in benefit obligation:
Benefit obligation, beginning of year	$3,447	$2,991
Interest cost	99	117
Actuarial (gain) loss	220	469
Benefits paid	(132)	(130)
Benefit obligation at end of year	3,634	3,447
Change in plan assets:
Fair value of plan assets, beginning of year	2,259	1,987
Actual return on plan assets	29	381
Employer contributions	108	22
Benefits paid	(132)	(131)
Fair value of plan assets at end of year	2,264	2,259

Funded status, included with other liabilities	$(1,370)	$(1,188)

Net pension costs included in the Corporation’s results of operations was immaterial.

Assumptions in the actuarial valuation were:

	2020	2019
Weighted average discount rate	2.45%	2.92%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	2.00%	8.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance. The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation, which was in place at both December 31, 2020 and December 31, 2019:

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	0%
Fixed income securities	30% to 50%	100%

NOTE 15 — DEFERRED COMPENSATION PLAN

Prior to the recapitalization in 2004, as an incentive to retain key members of management and directors, the Corporation established a deferred compensation plan, with benefits based on the number of years the individuals have served the Corporation. This plan was discontinued and no longer applies to current officers and directors. A liability was recorded on a present value basis and discounted using the rates in effect at the time the deferred compensation agreement was entered into. The liability may change depending upon changes in long-term interest rates. The liability at December 31, 2020 and 2019, for vested benefits under this plan, was $27,000 and $51,000, respectively. These benefits were originally contracted to be paid over a ten to fifteen-year period. The final payment is scheduled to occur in 2023. The deferred compensation plan is unfunded; however, the Bank maintains life insurance policies on the majority of the plan participants. The cash surrender value of the policies was $1.554 million and $1.498 million at December 31, 2020 and 2019, respectively.

Peninsula Financial Corporation, acquired by the Corporation in December 2014, also had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan. The liability for this plan at December 31, 2020 and 2019, for vested benefits under this plan was $.605 million and $.757 million, respectively. The bank owned life insurance policy as of December 31, 2020 and 2019 had cash surrender values of $1.781 million and $1.773 million, respectively. This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

First Federal of Northern Michigan, acquired in May 2018 had a deferred compensation plan, which was similar in nature to the Corporation’s discontinued plan. The liability for this plan at December 31, 2020 and December 31, 2019, for vested benefits under this plan was $.272 million and $.343 million respectively. The bank owned life insurance policy as of December 31, 2020 and December 31, 2019 had a cash surrender value of $5.441 million and $5.320 million respectively. This Plan was also discontinued by the Corporation and will not apply to future employees or directors of the Corporation.

Deferred compensation expense for the three plans was $84,000 and $99,000 for 2020 and 2019 respectively.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total and Tier 1 capital to risk-weighted assets and of Tier 1 capital to average assets. Management has determined that, as of December 31, 2020, the Corporation is well capitalized.

The tables below do not include the 2.5% capital conservation buffer requirement. A bank with a capital conservation buffer greater than 2.5% of risk-weighted assets would not be restricted by payout limitations. However, if the 2.5% threshold is not met, the Bank would be subject to increasing limitations on capital distributions and discretionary bonus payments to executive officers as the capital conservation buffer approaches zero. The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of December 31, 2020 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount	Ratio
Total capital to risk weighted assets:
Consolidated	$145,054	14.8%	>	$78,577	>	8.0%	>	N/A	N/A
mBank	$139,844	14.2%	>	$78,530	>	8.0%	>	$98,163	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$139,238	14.2%	>	$58,933	>	6.0%	>	N/A	N/A
mBank	$134,069	13.7%	>	$58,898	>	6.0%	>	$78,530	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$139,238	14.2%	>	$44,199	>	4.5%	>	N/A	N/A
mBank	$134,069	13.7%	>	$44,173	>	4.5%	>	$63,806	6.5%

Tier 1 capital to average assets:
Consolidated	$139,238	9.4%	>	$59,048	>	4.0%	>	N/A	N/A
mBank	$134,069	9.1%	>	$58,787	>	4.0%	>	$73,483	5.0%

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

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years
April, 2018	8,000	16.00	Immediate
February, 2019	27,790	15.70	4 years
October, 2019	8,000	15.40	Immediate
February, 2020	132,000	15.46	4 years
October, 2020	8,000	9.46	Immediate

In 2019, the Corporation issued 35,967 shares for vested RSAs. In 2020, the Corporation issued 35,825 shares for vested RSAs.

The Corporation recognized annual compensation expense of $.878 million in 2020 and $.498 million in 2019. Unrecognized compensation expense at the end of 2020 was $1.914 million.

A summary of changes in our nonvested awards for the year follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2020	69,145	$14.52
Granted during the period	140,000	15.12
Forfeited during the period	(3,167)	15.46
Vested during the period	(35,825)	14.99
Nonvested balance at December 31, 2020	170,153	$14.90

NOTE 18 — SHAREHOLDERS’ EQUITY

The Corporation currently has one active share repurchase program and one repurchase plan that has since expired. All share repurchase programs are conducted under authorizations by the Board of Directors. Under the now expired program, the Corporation repurchased 1,661 shares in 2020, 14,000 shares in 2016, 102,455 shares in 2015, 13,700 shares in 2014 and 55,594 shares in 2013. The share repurchases were conducted under Board authorizations made and publicly announced of $.600 million on February 27, 2013, $.600 million on December 17, 2013 and an additional $750,000 on April 28, 2015.

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock, and has no expiration date. During 2020, the Corporation repurchased 283,779 shares under this plan.

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

	December 31,	December 31,
	2020	2019
Commitments to extend credit:
Variable rate	$114,458	$106,278
Fixed rate	58,175	50,796
Standby letters of credit - Variable rate	8,781	5,441
Credit card commitments - Fixed rate	7,136	5,841

	$188,550	$168,356

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

Legal Proceedings and Contingencies

At December 31, 2020, there were no pending material legal proceedings to which the Corporation is a party or to which any of its property was subject, except for proceedings which arise in the ordinary course of business. In the opinion of management, pending legal proceedings will not have a material effect on the consolidated financial position or results of operations of the Corporation.

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at December 31, 2020 represents $138.992 million, or 16.95%, compared to $141.965 million, or 18.54%, of the commercial loan portfolio on December 31, 2019. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture, and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

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

Loans - Fair values are estimated for portfolios of loans with similar financial characteristics. Loans are segregated by type such as commercial, residential mortgage, and other consumer. The fair value of loans is calculated by discounting scheduled cash flows using discount rates reflecting the credit and interest rate risk inherent in the loan using an exit notion.

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

The following table presents information for financial instruments at December 31 (dollars in thousands):

		December 31, 2020		December 31, 2019
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$218,977	$218,977	$49,826	$49,826
Interest-bearing deposits	Level 2	2,917	2,917	10,295	10,295
Securities available for sale	Level 2	110,505	110,505	106,569	106,569
Securities available for sale	Level 3	1,331	1,331	1,403	1,403
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,071,776	1,072,770	1,053,468	1,055,985
Accrued interest receivable	Level 3	4,310	4,310	3,751	3,751

Total financial assets		$1,414,740	$1,415,734	$1,230,236	$1,232,753

Financial liabilities:
Deposits	Level 2	$1,258,776	$1,262,930	$1,075,677	$1,044,267
Borrowings	Level 2	63,479	61,975	64,551	64,403
Accrued interest payable	Level 3	453	453	569	569

Total financial liabilities		$1,322,708	$1,325,358	$1,140,797	$1,109,239

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at December 31, 2020 and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at December 31, 2020 and 2019 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 3 — Investment Securities.” The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets

Corporate	$28,043	$—	$27,543	$500	$—
US Agencies	6,589	—	6,589	—	—
US Agencies - MBS	34,280	—	34,280	—	—
Obligations of state and political subdivisions	42,924	—	42,093	831	2
	$111,836				$2

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Corporate	$20,938	$—	$20,438	$500	$35
US Agencies	14,496	—	14,496	—	9
US Agencies - MBS	34,526	—	34,526	—	—
Obligations of state and political subdivisions	38,012	—	37,109	903	164
	$107,972				$208

The Corporation had no other Level 3 assets or liabilities on a recurring basis as of December 31, 2020.

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

The table below shows the activity in level three assets for the years ended, December 31, 2020 and 2019 (dollars in thousands):

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2020
Corporate	$500	$—	$—	$—	$—	$—	$500
Obligations of state and political subdivisions	903	—	—	(72)	—	—	831

	Balance at			Transfers			Balance
	Beginning	Net Gains (losses)		in (out) of			at end
	of Period	Realized	Unrealized	Level 3	Purchases	Sales	of Period
Year Ended December 31, 2019
Corporate	$500	$—	$—	$—	$—	$—	$500
Obligations of state and political subdivisions	988	—	—	(85)	—	—	903

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets

Impaired loans	$8,850	$—	$—	$8,850	$186
Other real estate held for sale	1,752	—	—	1,752	(22)
					$164

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2019

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2019	(Level 1)	(Level 2)	(Level 3)	December 31, 2019
Assets

Impaired loans	$12,823	$—	$—	$12,823	$280
Other real estate held for sale	2,194	—	—	2,194	212
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

NOTE 21 — PARENT COMPANY ONLY FINANCIAL STATEMENTS

BALANCE SHEETS

December 31, 2020 and 2019

(Dollars in Thousands)

	2020	2019

ASSETS
Cash and cash equivalents	$4,226	$490
Investment in subsidiaries	161,438	157,156
Other assets	3,727	5,764

TOTAL ASSETS	$169,391	$163,410

LIABILITIES AND SHAREHOLDERS’ EQUITY

Other liabilities	1,527	1,491
Total liabilities	1,527	1,491
Shareholders’ equity:
Common stock and additional paid in capital - no par value
Authorized 18,000,000 shares
Issued and outstanding - 10,500,758 and 10,748,712 shares respectively	127,164	129,564
Retained earnings	39,318	31,740
Accumulated other comprehensive income	1,382	615

Total shareholders’ equity	167,864	161,919

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$169,391	$163,410

STATEMENTS OF OPERATIONS

Years Ended December 31, 2020 and 2019

(Dollars in Thousands)

	2020	2019
INCOME:
Interest income	$—	$—
Miscellaneous income	1	1

Total income	$1	$1

EXPENSES:
Interest expense on borrowings	7	—
Salaries and benefits	1,298	858
Professional service fees	289	301
Other	355	376

Total expenses	1,949	1,535

Loss before income taxes and equity in net income of subsidiaries	(1,948)	(1,534)

Provision for (benefit of) income taxes	(409)	(322)

Loss before equity in net income of subsidiaries	(1,539)	(1,212)

Equity in net income of subsidiaries	15,012	15,062

NET INCOME AVAILABLE TO COMMON SHAREHOLDERS	$13,473	$13,850

STATEMENTS OF CASH FLOWS

Years Ended December 31, 2020 and 2019

(Dollars in Thousands)

	2020	2019

Cash Flows from Operating Activities:
Net income	$13,473	$13,850
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in net (income) of subsidiaries	(15,012)	(15,062)
Increase in capital from stock based compensation	878	498
Change in other assets	2,035	(1,458)
Change in other liabilities	36	268
Net cash provided by (used in) operating activities	1,410	(1,904)

Cash Flows from Investing Activities:
Investments in subsidiaries	11,500	5,500
Net cash provided by used in investing activities	11,500	5,500

Cash Flows from Financing Activities:
Repurchase of common stock	(3,279)	—
Dividend on common stock	(5,895)	(5,576)
Net cash (used in) financing activities	(9,174)	(5,576)

Net increase (decrease) in cash and cash equivalents	3,736	(1,980)
Cash and cash equivalents at beginning of period	490	2,470

Cash and cash equivalents at end of period	$4,226	$490

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

As of the end of the period covered by this report, management of the company, under the supervision and with the participation of the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the design and operation of the Corporation’s disclosure controls and procedures as defined under Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934 (the “Exchange Act”). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Corporation’s disclosure controls and procedures were effective in ensuring the information relating to the Corporation (and its consolidated subsidiaries) required to be disclosed by the Corporation in the reports it files or submits under the Exchange Act was recorded, processed, summarized and reported to the Corporation’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the year ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Management assessed the Corporation’s system of internal control over financial reporting as of December 31, 2020, in relation to criteria for the effective internal control over financial reporting as described in “Internal Control — Integrated Framework,” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment, management concludes that, as of December 31, 2020, its system of internal control over financial reporting is effective and meets the criteria of the “Internal Control — Integrated Framework.”

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers, and Corporate Governance

The information set forth under the captions “Information About Directors and Nominees,” “Director Independence,” “Board of Directors and Committees,” and “Indebtedness and Transactions with Management,” in the Corporation’s definitive Proxy Statement for its 2021 Annual Meeting of Shareholders (the “Proxy Statement”), a copy of which will be filed with the SEC prior to the meeting date, is incorporated herein by reference.

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

The following table provides information as of December 31, 2020 with respect to compensation plans (including individual compensation arrangements) under which equity securities of the Corporation are authorized for issuance. All such compensation plans were previously approved by security holders.

			Number of securities
			remaining available
		Weighted average	for future issuance
	Number of securities to	exercise issue price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
Plan Category	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)

Equity stock based compensation plans approved by security holders:
Issued and outstanding:
Restricted stock awards - February 2017	6,575	—	—
Restricted stock awards - February 2018	8,230	—	—
Restricted stock awards - February 2019	20,842	—	—
Restricted stock awards - February 2020	132,000	—	—
Shares available for future issuance	—	—	70,560

Total	167,647	$—	70,560

Item 13.	Certain Relationships, Related Transactions and Director Independence

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

3.	Exhibits

The exhibits required to be filed as part of this Form 10-K are listed in the attached Exhibit Index.

INDEX TO EXHIBITS

Exhibit		Incorporated by Reference
Number	Exhibit Description	Form	File No.	Exhibit	Filing Date	Filed Herewith

2.1	Agreement and Plan of Merger, dated as of January 16, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	1/19/2018
2.2	First Amendment to Agreement and Plan of Merger Dated as of February 8, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	2.1	2/13/2018
2.3	Merger Agreement, dated as of May 18, 2018, by and among Mackinac Financial Corporation and First Federal of Northern Michigan Bancorp, Inc.	8-K	000-20167	99.1	5/18/2018
2.4	Merger Agreement, dated as of October 1, 2018, by and among Mackinac Financial Corporation and Lincoln Community Bank.	8-K	000-20167	99.1	10/01/2018
3.1	Articles of Incorporation and all amendments (most recent amendment filed December 14, 2004)	10-K	000-20167	3.1	3/31/2009
3.3	Third Amended and Restated Bylaws adopted March 18, 2014	8-K	000-20167	3.1	3/24/2014
4.1	Description of Securities					*
10.1	Form of Director and Officer Indemnification Agreement**	8-K	000-20167	10.1	3/24/2014

10.2	Mackinac Financial Corporation 2012 Incentive Compensation Plan**	DEF14A	000-20167	Annex I	4/25/2012
10.3	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Paul D. Tobias**	10-K	000-20167	10.3	3/15/2018
10.4	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Kelly W. George**	10-K	000-20167	10.4	3/15/2018
10.5	Amended and Restated Employment Agreement, dated as of March 1, 2018, by and between Mackinac Financial Corporation and Jesse A. Deering **	10-K	000-20167	10.5	3/15/2018
10.6	Form of Restricted Stock Award Agreement under the Mackinac Financial Corporation 2012 Incentive Compensation Plan**					*
21	Subsidiaries of the Corporation					*
23.1	Consent of Plante & Moran, PLLC					*
31	Rule 13(a) — 14(a) Certifications					*
32.1	Section 1350 Chief Executive Officer Certification					*
32.2	Section 1350 Chief Financial Officer Certification					*
101.INS	XBRL Instance Document					*
101.SCH	XBRL Taxonomy Extension Schema Document***					*
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document***					*
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document***					*
101.LAB	XBRL Taxonomy Extension Labels Linkbase Document***					*
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document***					*
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101)

*     Filed herewith.

**   Management compensatory plan, contract, or arrangement.

*** As provided in Rule 406T of Regulation S-T, this information shall not be deemed “filed” for the purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934 or otherwise subject to liability under those Sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, dated March 12, 2021.

MACKINAC FINANCIAL CORPORATION

/s/ Paul D. Tobias
Paul D. Tobias
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below on March 12, 2021, by the following persons on behalf of the Corporation and in the capacities indicated. Each director of the Corporation, whose signature appears below, hereby appoints Paul D. Tobias and Jesse A. Deering, and each of them severally, as his attorney-in-fact, to sign in his name and on his behalf, as a director of the Corporation, and to file with the Commission any and all Amendments to this Report on Form 10-K.

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