Form 10-Q
period 2021-03-31
MACKINAC FINANCIAL CORP /MI/
filed 2021-05-14
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Yes  ☐     No  ☒

As of May 12, 2021, there were outstanding 10,550,393 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	March 31,	December 31,
	2021	2020

ASSETS

Cash and due from banks	$239,831	$218,901
Federal funds sold	3,661	76
Cash and cash equivalents	243,492	218,977

Interest-bearing deposits in other financial institutions	2,427	2,917
Securities available for sale	109,414	111,836
Federal Home Loan Bank stock	4,924	4,924

Loans:
Commercial	818,584	819,907
Mortgage	226,780	238,705
Consumer	18,392	18,980
Total Loans	1,063,756	1,077,592
Allowance for loan losses	(5,842)	(5,816)
Net loans	1,057,914	1,071,776

Premises and equipment	25,010	25,518
Other real estate held for sale	1,692	1,752
Deferred tax asset	2,492	3,303
Deposit based intangibles	4,200	4,368
Goodwill	19,574	19,574
Other assets	37,109	36,785

TOTAL ASSETS	$1,508,248	$1,501,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$443,956	$414,804
NOW, money market, interest checking	478,181	450,556
Savings	137,134	130,755
CDs<$250,000	190,320	202,266
CDs>$250,000	10,337	15,224
Brokered	13,351	45,171
Total deposits	1,273,279	1,258,776

Federal funds purchased	—	—
Borrowings	53,459	63,479
Other liabilities	11,334	11,611
Total liabilities	1,338,072	1,333,866

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,550,393 and 10,500,758 respectively	127,397	127,164
Retained earnings	41,721	39,318
Accumulated other comprehensive income
Unrealized gains on available for sale securities	1,641	1,965
Minimum pension liability	(583)	(583)
Total shareholders’ equity	170,176	167,864

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,508,248	$1,501,730

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

	Three Months Ended
	March 31,
	2021	2020
INTEREST INCOME:
Interest and fees on loans:
Taxable	$14,121	$14,613
Tax-exempt	20	74
Interest on securities:
Taxable	525	621
Tax-exempt	142	87
Other interest income	84	270
Total interest income	14,892	15,665

INTEREST EXPENSE:
Deposits	889	1,927
Borrowings	225	341
Total interest expense	1,114	2,268

Net interest income	13,778	13,397
Provision for loan losses	50	100
Net interest income after provision for loan losses	13,728	13,297

OTHER INCOME:
Deposit service fees	257	403
Income from mortgage loans sold on the secondary market	1,302	538
SBA/USDA loan sale gains	433	710
Net mortgage servicing fees	241	189
Realized security gains	36	—
Other	129	97
Total other income	2,398	1,937

OTHER EXPENSE:
Salaries and employee benefits	6,824	6,051
Occupancy	1,183	1,124
Furniture and equipment	842	802
Data processing	770	825
Advertising	113	212
Professional service fees	498	498
Loan origination expenses and deposit and card related fees	450	381
Writedowns and (gains) losses on other real estate held for sale	(52)	3
FDIC insurance assessment	140	150
Communications	241	213
Other	839	1,113
Total other expenses	11,848	11,372

Income before provision for income taxes	4,278	3,862
Provision for income taxes	398	811

NET INCOME	$3,880	$3,051

INCOME PER COMMON SHARE:
Basic	$0.37	$0.28
Diluted	$0.37	$0.28

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Net income	$3,880	$3,051
Other comprehensive income
Change in securities available for sale:
Unrealized gains arising during the period	(375)	(1,106)
Reclassification adjustment for securities gains included in net income	(36)	—
Tax effect	87	232
Net change in unrealized gains on available for sale securities	(324)	(874)

Total comprehensive income	$3,556	$2,177

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,500,758	$127,164	$39,318	$1,382	$167,864

Net income for period	—	—	3,880	—	3,880
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(324)	(324)
Total comprehensive income	—	—	3,880	(324)	3,556
Stock compensation	—	233	—	—	233
Issuance of common stock:
Restricted stock award vesting	49,635	—	—	—	—
Repurchase of common stock	—	—	—	—	—
Dividend on common stock	—	—	(1,477)	—	(1,477)

Balance, end of period	10,550,393	$127,397	$41,721	$1,058	$170,176

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,748,712	$129,564	$31,740	$615	$161,919

Net income for period	—	—	3,051	—	3,051
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(874)	(874)
Total comprehensive income	—	—	3,051	(874)	2,177
Stock compensation	—	168	—	—	168
Issuance of common stock:
Restricted stock award vesting	25,521	—	—	—	—
Repurchase of common stock	(240,644)	(2,729)	—	—	(2,729)
Dividend on common stock	—	—	(1,475)	—	(1,475)

Balance, end of period	10,533,589	$127,003	$33,316	$(259)	$160,060

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	March 31,
	2021	2020
Cash Flows from Operating Activities:
Net income	$3,880	$3,051
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	812	687
Provision for loan losses	50	100
Deferred tax expense, net	179	456
Gain on sale of loans sold in the secondary market	(1,168)	(447)
Origination of loans held for sale in the secondary market	(35,131)	(18,997)
Proceeds from sale of loans in the secondary market	36,597	16,900
(Gain) on sale other real estate held for sale and fixed assets	(52)	—
Writedown of other real estate held for sale	—	3
Stock compensation	233	168
Change in other assets	(339)	2,090
Change in other liabilities	(277)	(667)
Net cash provided by operating activities	4,784	3,344

Cash Flows from Investing Activities:
Net increase in loans	13,962	17,200
Net decrease in interest bearing deposits in other financial institutions	490	1,470
Purchase of securities available for sale	(4,338)	(17,873)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	6,279	9,988
Capital expenditures	(233)	(1,584)
Proceeds from sale of other real estate, premises and fixed assets	565	67
Net cash used in investing activities	16,725	9,268

Cash Flows from Financing Activities:
Net increase in deposits	14,503	19,704
Net activity on line of credit	—	3,000
Net decrease in fed funds purchased	—	16,565
New term debt issuance	—	10,000
Principal payments on borrowings	(10,020)	(10,431)
Repurchase of common stock	—	(2,729)
Dividend on common stock	(1,477)	(1,475)
Net cash provided by financing activities	3,006	34,634

Net increase in cash and cash equivalents	24,515	47,246
Cash and cash equivalents at beginning of period	218,977	49,826

Cash and cash equivalents at end of period	$243,492	$97,072

Supplemental Cash Flow Information:
Cash paid during the year for:
Interest	$1,356	$2,242
Income taxes	—	—

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	448	155
Transfers of Other Real Estate Held for Sale to Fixed Assets	—	—

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights. The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At March 31, 2021 there were 6,560 shares available for issuance under this plan. Awards are made to executive officers at the discretion of the compensation committee of the board of directors. Awards are made to certain other senior officers at the discretion of the Corporation’s management. Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

The following shows the computation of basic and diluted earnings per share for the three months ended March 31, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended March 31,
	2021	2020

(Numerator):
Net income	$3,880	$3,051

(Denominator):
Weighted average shares outstanding	10,522,899	10,717,967
Effect of restricted stock awards	—	96,824
Diluted weighted average shares outstanding	10,522,899	10,814,791
Income per common share:
Basic	$0.37	$0.28
Diluted	$0.37	$0.28

4.	INVESTMENT SECURITIES

At March 31, 2021, the Corporation had an investment security portfolio totaling $109.414 million, a decrease of $2.422 million from the December 31, 2020 balance of $111.836 million. The amortized cost and estimated fair value of investment securities available for sale as of March 31, 2021 and December 31, 2020 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

March 31, 2021

US Treasury	$1,067	$3	$—	$1,070
Corporate	29,042	304	(222)	29,124
US Agencies	6,486	78	—	6,564
US Agencies - MBS	30,389	906	(3)	31,292
Obligations of states and political subdivisions	40,353	1,061	(50)	41,364

Total securities available for sale	$107,337	$2,352	$(275)	$109,414

December 31, 2020

US Treasury	$—	$—	$—	$—
Corporate	27,815	247	(19)	28,043
US Agencies	6,480	109	—	6,589
US Agencies - MBS	33,372	914	(6)	34,280
Obligations of states and political subdivisions	41,682	1,242	—	42,924

Total securities available for sale	$109,349	$2,512	$(25)	$111,836

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,		December 31,
	2021		2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$14,366	$14,518	$15,645	$15,820
After 1 year through 5 years	21,202	21,754	22,554	23,201
After 5 years through 10 years	27,548	27,724	24,965	25,261
After 10 years	13,832	14,126	12,813	13,274
Subtotal	76,948	78,122	75,977	77,556
US Agencies - MBS	30,389	31,292	33,372	34,280

Total available -for-sale securities	$107,337	$109,414	$109,349	$111,836

The following is information pertaining to securities with gross unrealized losses at March 31, 2021 and December 31, 2020 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
March 31, 2021	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	8	14,753	$(222)	—	—	$—	8	$14,753	$(222)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	—	—	—	4	150	(3)	4	150	(3)
Obligations of states and political subdivisions	2	1,373	(50)	—	—	—	2	1,373	(50)
Total	10	$16,126	$(272)	4	$150	$(3)	14	$16,276	$(275)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2020	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	4	$9,293	$(19)	—	$—	$—	4	$9,293	$(19)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	4	83	(2)	2	123	(4)	6	206	(6)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	8	$9,376	$(21)	2	$123	$(4)	10	$9,499	$(25)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $20.887 million and $2.285 million, respectively, at March 31, 2021.

5.	LOANS

The composition of loans is as follows (dollars in thousands):

	March 31,	December 31,
	2021	2020

Commercial real estate	$496,257	$498,450
Commercial, financial, and agricultural	273,087	273,759
Commercial construction	49,240	47,698
One to four family residential real estate	214,034	227,044
Consumer	18,392	18,980
Consumer construction	12,746	11,661

Total loans	$1,063,756	$1,077,592

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(421)	—	(421)
Expected cash flows	1,480	37,700	39,180
Accretable yield	(140)	(493)	(633)
Carrying balance at acquisition date	$1,340	$37,207	$38,547

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2021 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total
Balance, December 31, 2020	$53	$—	$53	$183	$—	$183
Accretion	(2)	—	(2)	—	—	—
Reclassification from nonaccretable difference	2	—	2	—	—	—
Balance, March 31, 2021	$53	$—	$53	$183	$—	$183

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total
Balance, December 31, 2020	$12	$—	$12	$292	$869	$1,161
Accretion	—	—	—	(3)	(205)	(208)
Reclassification from nonaccretable difference	—	—	—	2	(1)	1
Balance, March 31, 2021	$12	$—	$12	$291	$663	$954

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total
Balance, December 31, 2020	$85	$130	$215	$625	$999	$1,624
Accretion	(1)	(26)	(27)	(6)	(231)	(237)
Reclassification from nonaccretable difference	1	—	1	5	(1)	4
Balance, March 31, 2021	$85	$104	$189	$624	$767	$1,391

The table below presents a rollforward of the accretable yield on acquired loans for the three months ended March 31, 2020 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$105	$—	$105	$209	$—	$209
Accretion	(90)	—	(90)	(77)	—	(77)
Reclassification from nonaccretable difference	52	—	52	58	—	58
Balance, March 31, 2020	$67	$—	$67	$190	$—	$190

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471
Accretion	(4)	—	(4)	(237)	(310)	(547)
Reclassification from nonaccretable difference	3	—	3	177	—	177
Balance, March 31, 2020	$18	$—	$18	$458	$1,643	$2,101

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176
Accretion	(3)	(38)	(41)	(411)	(348)	(759)
Reclassification from nonaccretable difference	3	—	3	293	—	293
Balance, March 31, 2020	$108	$226	$334	$841	$1,869	$2,710

Allowance for Loan Losses

An analysis of the allowance for loan losses for the three months ended March 31, 2021 and March 30, 2020 is as follows (dollars in thousands):

	March 31,	March 31,
	2021	2020

Balance, January 1	$5,816	$5,308
Recoveries on loans previously charged off	31	29
Loans charged off	(55)	(145)
Provision	50	100

Balance at end of period	$5,842	$5,292

In the first three months of 2021, net charge-offs were $24,000, compared to net charge-offs of $116,000 in the same period in 2020. In the first three months of 2021, the Corporation recorded a provision for loan loss of $50,000 compared to a $100,000 provision for loan losses in the first three months of 2020. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2021 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$2,983	$1,734	$209	$605	$8	$5	$272	$5,816
Charge-offs	(8)	—	—	(18)	(29)	—	—	(55)
Recoveries	3	11	—	5	12	—	—	31
Provision	(240)	331	—	(32)	17	1	(27)	50
Ending balance ALLR	$2,738	$2,076	$209	$560	$8	$6	$245	$5,842

Loans:
Ending balance	$496,257	$273,087	$49,240	$214,034	$12,746	$18,392	$—	$1,063,756
Ending balance ALLR	(2,738)	(2,076)	(209)	(560)	(8)	(6)	(245)	(5,842)
Net loans	$493,519	$271,011	$49,031	$213,474	$12,738	$18,386	$(245)	$1,057,914

Ending balance ALLR:
Individually evaluated	$277	$594	$—	$—	$—	$—	$—	$871
Collectively evaluated	2,461	1,482	209	560	8	6	245	4,971
Total	$2,738	$2,076	$209	$560	$8	$6	$245	$5,842

Ending balance Loans:
Individually evaluated	$1,975	$3,887	$261	$—	$—	$—	$—	$6,123
Collectively evaluated	493,125	268,972	48,890	213,231	12,730	18,392	—	1,055,340
Acquired with deteriorated credit quality	1,157	228	89	803	16	—	—	2,293
Total	$496,257	$273,087	$49,240	$214,034	$12,746	$18,392	$—	$1,063,756

Impaired loans, by definition, are individually evaluated.

In the first three months of 2021, the Corporation booked a provision for loan losses of $50,000 as a result of changes in environmental factors.

A breakdown of the allowance for loan losses and recorded balances in loans at March 31, 2020 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Allowance for loan loss reserve:
Beginning balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308
Charge-offs	—	(66)	—	(22)	(8)	(49)	—	(145)
Recoveries	6	—	—	10	—	13	—	29
Provision	623	502	27	291	7	33	(1,383)	100
Ending balance ALLR	$1,818	$1,633	$98	$427	$10	$10	$1,296	$5,292

Loans:
Ending balance	$522,659	$207,727	$29,971	$244,059	$19,386	$20,375	$—	$1,044,177
Ending balance ALLR	(1,818)	(1,633)	(98)	(427)	(10)	(10)	(1,296)	(5,292)
Net loans	$520,841	$206,094	$29,873	$243,632	$19,376	$20,365	$(1,296)	$1,038,885

Ending balance ALLR:
Individually evaluated	$913	$476	$—	$—	$—	$—	$—	$1,389
Collectively evaluated	905	1,157	98	427	10	10	1,296	3,903
Total	$1,818	$1,633	$98	$427	$10	$10	$1,296	$5,292

Ending balance Loans:
Individually evaluated	$2,278	$1,454	$—	$—	$—	$—	$—	$3,732
Collectively evaluated	518,642	203,857	29,604	243,251	19,386	20,374	—	1,035,114
Acquired with deteriorated credit quality	1,739	2,416	367	808	—	1	—	5,331
Total	$522,659	$207,727	$29,971	$244,059	$19,386	$20,375	$—	$1,044,177

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

Below is a breakdown of loans by risk category as of March 31, 2021 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$7,621	$10,114	$225,610	$246,287	$2,632	$3,993	$—	$—	$496,257
Commercial, financial and agricultural	120,509	12,715	48,855	86,331	597	4,080	—	—	273,087
Commercial construction	—	37	20,465	16,530	488	381	—	11,339	49,240
One-to-four family residential real estate	—	2,120	4,698	16,766	365	1,605	—	188,480	214,034
Consumer construction	—	—	—	—	—	—	—	12,746	12,746
Consumer	—	60	114	1,234	—	51	—	16,933	18,392

Total loans	$128,130	$25,046	$299,742	$367,148	$4,082	$10,110	$—	$229,498	$1,063,756

At March 31, 2021, $109.733 million of Paycheck Protection Program (“PPP”) loans are included with a risk rating of “1” in the Commercial, financial and agricultural category.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
March 31, 2021

Commercial real estate	$1,587	$1,545	$3,132	$5,343	$277
Commercial, financial and agricultural	2,885	1,230	4,115	4,247	594
Commercial construction	350	—	350	480	—
One to four family residential real estate	803	—	803	2,057	—
Consumer construction	—	—	—	—	—
Consumer	16	—	16	17	—
Total	$5,641	$2,775	$8,416	$12,144	$871

December 31, 2020
Commercial real estate	$1,251	$2,309	$3,560	$5,786	$476
Commercial, financial and agricultural	2,423	1,445	3,868	3,946	679
Commercial construction	537	—	537	678	—
One to four family residential real estate	869	—	869	1,993	—
Consumer construction	—	—	—	—	—
Consumer	16	—	16	19	—
Total	$5,096	$3,754	$8,850	$12,422	$1,155

	Individually Evaluated Impaired Loans
	March 31, 2021		December 31, 2020
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$5,671	$62	$6,860	$270
Commercial, financial and agricultural	883	4	1,204	13
Commercial construction	117	6	541	27
One to four family residential real estate	2,571	31	3,064	135
Consumer construction	—	—	—	—
Consumer	28	—	37	1
Total	$9,270	$103	$11,706	$446

A summary of past due loans at March 31, 2021 and December 31, 2020 is as follows (dollars in thousands):

	March 31,				December 31,
	2021				2020
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$—	$—	$1,446	$1,446	$24	$—	$1,481	$1,505
Commercial, financial and agricultural	—	—	384	384	42	—	478	520
Commercial construction	—	—	61	61	—	—	79	79
One to four family residential real estate	1,230	—	3,100	4,330	1,925		3,371	5,296
Consumer construction	—	—	—	—	—	—	—	—
Consumer	51	—	33	84	78	—	49	127

Total past due loans	$1,281	$—	$5,024	$6,305	$2,069	$—	$5,458	$7,527

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

There were no TDRs that occurred during the three months ended March 31, 2021 and 3 TDRs during the three months ended March 31, 2020.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Three Months Ended	Three Months Ended
	March 31,	March 31,
	2021	2020
Loans outstanding, January 1	$11,778	$12,196
New loans	500	—
Net activity on revolving lines of credit	(18)	(354)
Repayment	(69)	(100)
Loans outstanding at end of period	$12,191	$11,742

There were no loans to related parties classified as substandard as of March 31, 2021 or March 31, 2020. In addition to the outstanding balances above, there were no unfunded commitments to related parties at March 31, 2021.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

	Deposit Based	Amortization Expense
	Intangible	for the	Future Annual
	March 31, 2021	period end	Amortization
	Balance	March 31, 2021	Expense
Peninsula	$443	$30	$121
Eagle River	505	25	99
Niagara	163	8	30
FFNM	2,074	72	290
Lincoln	1,015	34	135
Total	$4,200	$169	$675

	Deposit Based
	Intangible	2020
	December 31, 2020	Amortization
	Balance	Expense
Peninsula	$473	$121
Eagle River	529	99
Niagara	170	30
FFNM	2,147	290
Lincoln	1,049	135
Total	$4,368	$675

The deposit based intangible asset is reported net of accumulated amortization at $4.200 million at March 31, 2021. Amortization expense in the first three months of 2021 is $.169 million. Amortization expense for the next five years is expected to be at $.675 million per year.

The Corporation, in accordance with GAAP, evaluates goodwill annually for impairment.

7.	SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. As of March 31, 2021, the Corporation had obligations to service approximately $191.363 million of residential first mortgage loans. The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 19.01% and a discount rate of 7.75% as of March 31, 2021.

The following table summarizes MSRs capitalized and amortized (dollars in thousands) for the three month periods ending March 31, 2021 and March 31, 2020:

	March 31,	March 31,
	2021	2020
Balance at beginning of period	$1,359	$1,499
Additions from loans sold with servicing retained	75	—
Amortization	(38)	(35)

Balance at end of period	$1,396	$1,464
Balance of loan servicing portfolio	$191,363	$246,370
Mortgage servicing rights as % of portfolio	.73%	.59%
Fair value of servicing rights	1,436	2,159

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold. These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained. The balance of these sold loans with servicing retained at March 31, 2021 was approximately $53 million. The Corporation valued these servicing rights at $12,000 as of March 31, 2021 and at $42,000 as of March 31, 2020. This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.	BORROWINGS

Borrowings consist of the following at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	December 31,
	2021	2020
Federal Home Loan Bank fixed rate advances	$53,135	$63,155
USDA Rural Development note	324	324
	$53,459	$63,479

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.64% and mature at various dates through 2026. They are collateralized at March 31, 2021 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $66.740 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $20.318 million and $20.887 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.924 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of March 31, 2021.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. There were no PPP loans pledged as of March 31, 2021 as the PPPLF was repaid during the third quarter of 2020.

The Corporation currently has one correspondent banking borrowing relationship. As of March 31, 2021 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at March 31, 2021 was 0.20%. This relationship is secured by all of the outstanding mBank stock.

The USDA Rural Development borrowing bears an interest rate of 1.00% and matures in August, 2024. It is collateralized by an assignment of a demand deposit account held by the Corporation’s wholly owned subsidiary, First Rural Relending, in the amount of $.389 million, and guaranteed by the Corporation.

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

The Corporation receives a valuation of the Plan annually. As such, at March 31, 2021, the plan’s assets had a fair value of $2.264 million and the Corporation had a net unfunded liability of $1.370 million. The accumulated benefit obligation at March 31, 2021 was $3.634 million.

Assumptions in the actuarial valuation are:

	2021	2020
Weighted average discount rate	2.45%	2.45%
Rate of increase in future compensation levels	N/A	N/A
Expected long-term rate of return on plan assets	2.00%	2.00%

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance. The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both March 31, 2021 and December 31, 2020.

	Target	Actual
	Allocation	Allocation
Equity securities	50% to 70%	36%
Fixed income securities	30% to 50%	64%

10.	STOCK COMPENSATION PLANS

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

The Corporation has historically granted RSAs to members of the Board of Directors and management. Awards granted are set to vest equally over their award terms and are issued at no cost to the recipient. The table below summarizes each of the grant awards:

		Market Value at
Date of Award	Units Granted	grant date	Vesting Term
February, 2017	28,427	13.39	4 years
February, 2018	18,643	16.30	4 years
April, 2018	8,000	16.00	Immediate
February, 2019	27,790	15.70	4 years
October, 2019	8,000	15.40	Immediate
February, 2020	132,000	15.46	4 years
October, 2020	8,000	9.46	Immediate
January, 2021	64,000	13.43	4 years

In the first three months of 2021, the Corporation issued 49,635 shares of its common stock for vested RSAs. In the first three months of 2020, the Corporation issued 25,521 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2021		$
Granted during the period	170,153	14.90
Forfeited during the period	64,000	13.43
Vested during the period	(49,635)	12.91
Nonvested balance at March 31, 2021	184,518	$14.94

11.	INCOME TAXES

The Corporation has reported deferred tax assets of $2.492 million at March 31, 2021.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of March 31, 2021 had a net operating loss carryforwards for tax purposes of approximately $8.0 million. The carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $.398 million for the three months ended March 31, 2021 and $.811 million for the three months ended March 31, 2020.

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

The following table presents information for financial instruments at March 31, 2021 and December 31, 2020 (dollars in thousands):

		March 31, 2021		December 31, 2020
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$243,492	$243,492	$218,977	$218,977
Interest-bearing deposits	Level 2	2,427	2,427	2,917	2,917
Securities available for sale	Level 2	108,083	108,083	110,505	110,505
Securities available for sale	Level 3	1,331	1,331	1,331	1,331
Federal Home Loan Bank stock	Level 2	4,924	4,924	4,924	4,924
Net loans	Level 3	1,057,914	1,061,119	1,071,776	1,072,770
Accrued interest receivable	Level 3	4,176	4,176	4,310	4,310

Total financial assets		$1,422,347	$1,425,552	$1,414,740	$1,415,734

Financial liabilities:
Deposits	Level 2	$1,273,279	$1,288,686	$1,258,776	$1,262,930
Borrowings	Level 2	53,459	52,427	63,479	61,975
Accrued interest payable	Level 3	211	211	453	453

Total financial liabilities		$1,326,949	$1,341,324	$1,322,708	$1,325,358

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at March 31, 2021, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at March 31, 2021 and December 31, 2020 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Assets

Corporate	$29,124	$—	$28,624	$500	$—
US Treasury	1,070	—	1,070	—	—
US Agencies	6,564	—	6,564	—	—
US Agencies - MBS	31,292	—	31,292	—	—
Obligations of state and political subdivisions	41,364	—	40,533	831	2
	$109,414				$2

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve Months Ended
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets

Corporate	$28,043	$—	$27,543	$500	$—
US Agencies	6,589	—	6,589	—	—
US Agencies - MBS	34,280	—	34,280	—	—
Obligations of state and political subdivisions	42,924	—	42,093	831	2
	$111,836				$2

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of March 31, 2021, or December 31, 2020 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at March 31, 2021

		Quoted Prices	Significant	Significant	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended
(dollars in thousands)	March 31, 2021	(Level 1)	(Level 2)	(Level 3)	March 31, 2021
Assets

Impaired loans	$8,416	$—	$—	$8,416	$—
Other real estate owned	1,692	—	—	1,692	(52)
					$(52)

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets

Impaired loans	$8,850	$—	$—	$8,850	$186
Other real estate held for sale	1,752	—	—	1,752	(22)
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

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a new common stock repurchase program. Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Company’s outstanding common stock, and has no expiration date. During 2020, the Corporation repurchased 283,779 shares under this plan. The Corporation has formally paused any repurchase activity, with no repurchases made during 2021.

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

	March 31,	December 31,
	2021	2020
Commitments to extend credit:
Variable rate	$121,102	$114,458
Fixed rate	53,659	58,175
Standby letters of credit - Variable rate	8,003	8,781
Credit card commitments - Fixed rate	7,569	7,136

	$190,333	$188,550

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at March 31, 2021 represents $137.356 million, or 16.78%, compared to $138.992 million, or 16.95%, of the commercial loan portfolio on December 31, 2020. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

NOTE 15 – SUBSEQUENT EVENT

On April 12, 2021, the Corporation announced that it entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Nicolet Bankshares, Inc (“Nicolet”). Pursuant to the terms of the agreement, the Corporation’s shareholders will receive 0.22 shares of Nicolet common stock and $4.64 in cash for each share of the Corporation common stock with total consideration to consist of approximately 80% stock and 20% cash. Further pursuant to the Agreement, the Corporation’s wholly owned subsidiary, mBank, will merge with and into Nicolet National Bank, which will be the surviving bank, with all bank branches operating under the Nicolet National Bank brand. Consummation of the merger is subject to the approval of the shareholders of the Corporation and Nicolet, regulatory agency approvals, and customary closing conditions contained in the Merger Agreement.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At March 31, 2021, net deferred tax assets were approximately $2.492 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

The following discussion covers results of operations, asset quality, financial position, liquidity, interest rate sensitivity, and capital resources for the periods indicated. The information included in this discussion is intended to assist readers in their analysis of, and should be read in conjunction with, the consolidated financial statements, the related notes, and other supplemental information presented elsewhere in this report. It should be noted that there may be non-GAAP disclosures presented within this discussion to further assist readers in their analysis of the financial condition of the Corporation. This discussion should also be read in conjunction with the consolidated financial statements and footnotes contained in the Corporation’s Annual Report and Form 10-K for the year-ended December 31, 2020. Throughout this discussion and elsewhere in this report, the term “Bank” refers to mBank, the principal banking subsidiary of the Corporation.

FINANCIAL OVERVIEW

The Corporation recorded first quarter 2021 net income of $3.880 million, or $.37 per share, compared to net income of $3.051 million, or $.28 per share, for the first quarter of 2020.

Weighted average shares outstanding for the three month period in 2021 totaled 10,522,899, compared to 10,717,967  shares in the same period of 2020.

The net interest income and net interest margin for the first quarter of 2021 was $13.778 million, or 4.52%, compared to $13.397 million, or 4.60%, for the first quarter of 2020. Net interest income in the first quarter of 2021 was positively impacted by the recognition of $2.152 million of fees generated by participation in the PPP loan program.

Total assets of the Corporation at March 31, 2021 were $1.508 billion, up by $6.518 million, or .43%, from the $1.502 billion in total assets reported at year-end 2020. A large portion of this increase is a result of participation in the Paycheck Protection Program, of which we have current loan balances of $109.733 million.

As of the end of the first quarter of 2021, the Corporation had experienced no material adverse systemic issues or material deterioration in its loan portfolio prior to the COVID-19 pandemic. At the onset of COVID-19, the Corporation began to actively work to identify potential heightened industry and consumer exposure within the portfolio based on its footprint. The Corporation does expect that COVID-19 will unavoidably impact many of its customer’s businesses and will be prepared to assist these customers with appropriate relief using the regulatory guidance provided, particularly for industries experiencing negative environmental factors and risk trends. The Corporation will continue to refine these measures and continually assess its financial reporting and loan loss reserves as the Corporation and its customers work through the pandemic crisis in the upcoming quarters.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $24.515 million during the first three months of 2021, compared to 2020 year end. See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale decreased $2.422 million from December 31, 2020 to March 31, 2021, with the balance on March 31, 2021 totaling $109.414 million. Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity. As of March 31, 2021, investment securities with an estimated fair value of $23.172 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first three months of 2021, loan balances decreased by $13.836 million from December 31, 2020 balances of $1.078 billion. During the first three months of 2021, the Bank had total loan production of $79.837 million, exclusive of PPP loans, which included $35.131 million of secondary market loan production. This loan production, however, was partially offset by loan amortization and payoffs. When including the PPP loans, total production was $133.564 million, which includes $53.727 million of PPP loans.

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

Following is a summary of the loan portfolio at March 31, 2021 and December 31, 2020 (dollars in thousands):

	March 31,	Percent of	December 31,	Percent of
	2021	Total	2020	Total

Commercial real estate	$496,257	46.65%	$498,450	46.25%
Commercial, financial, and agricultural	273,087	25.67	273,759	25.40
Commercial construction	49,240	4.63	47,698	4.43
One to four family residential real estate	214,034	20.12	227,044	21.07
Consumer	18,392	1.73	18,980	1.76
Consumer construction	12,746	1.20	11,661	1.08
Total loans	$1,063,756	100.00%	$1,077,592	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of March 31, 2021 and December 31, 2020 (dollars in thousands).

	March 31, 2021			December 31, 2020
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	137,356	16.78%	80.71%	138,992	16.95%	82.80%
Hospitality and tourism	105,077	12.84	61.75	100,237	12.23	59.71
Lessors of residential buildings	51,288	6.27	30.14	52,035	6.35	31.00
Gasoline stations and convenience stores	27,562	3.37	16.20	29,046	3.54	17.30
Logging	16,756	2.05	9.85	18,651	2.27	11.11
Commercial construction	49,240	6.02	28.93	47,698	5.82	28.41
Other	431,305	52.67	253.45	433,248	52.84	258.09
Total Commercial Loans	$818,584	100.00%		$819,907	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio. Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of March 31, 2021. The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments. The company will slow, and has slowed, growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of March 31, 2021, our residential loan portfolio totaled $226.780 million, or 21.32%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	March 31,	December 31,
	2021	2020

Nonperforming Assets:
Nonaccrual loans	$5,024	$5,458
Loans past due 90 days or more	—	—
Restructured loans on nonaccrual	—	—
Total nonperforming loans	5,024	5,458
Other real estate owned	1,692	1,752
Total nonperforming assets	$6,716	$7,210
Nonperforming loans as a % of loans	.47%	.51%
Nonperforming assets as a % of assets	.45%	.48%
Reserve for Loan Losses:
At period end	$5,842	$5,816
As a % of outstanding loans	.55%	.54%
As a % of nonperforming loans	116.28%	106.56%
As a % of nonaccrual loans	116.28%	106.56%
Texas Ratio	4.41%	4.82%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	March 31, 2021	December 31, 2020

Total loans, at period end	$1,063,756	1,077,592
Average loans for the period	$1,078,022	$1,117,132

	For the Period Ended
	Three Months Ended	Twelve Months Ended
	March 31, 2021	December 31, 2020

Net charge-offs during the period	$24	492
Net charge-offs to average loans, annualized	.01%	.04%

Management seeks to address market issues, if any, impacting its loan customer base. In conjunction with the Corporation’s senior lending staff and bank regulatory examinations, management reviews the Corporation’s loans, related collateral evaluations, and the overall lending process. The Corporation also utilizes an outside loan consultant to perform a review of the loan portfolio. The opinion of this consultant upon completion of the 2020 independent review provided findings similar to management’s findings with respect to credit quality.

During the first three months of 2021, the Corporation recorded a provision for loan losses of $50,000. The Corporation is not yet subject to the requirements of CECL and management will actively refine the provision and loan reserves as client impact and broader economic data from the pandemic become more clear in the second quarter and beyond.

COVID-19 loan modifications resided at approximately $5.6 million, or .59% of total loans with no commercial loans remaining in total payment deferral at March 31, 2021. This is compared to peak leves of $201 million in the second quarter of 2020.

As of March 31, 2021, the allowance for loan losses represented .55% of total loans. The total coverage ratio (equivalent to ALLL plus remaining purchase accounting credit marks to total loans less PPP balances) is .95%. At March 31, 2021, the allowance included specific reserves in the amount of $.871 million, as compared to specific reserves of $1.155 million at December 31, 2020. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, unless they experience further deterioration subsequent to acquisition, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Three Months Ended	Year Ended
	March 31, 2021	December 31, 2020

Balance at beginning of period	$1,752	$2,194
Other real estate transferred from loans due to foreclosure	448	874
Proceeds from sale of other real estate	(560)	(1,338)
Writedowns on other real estate held for sale	—	(65)
Gain on other real estate held for sale	52	87

Balance at end of period	$1,692	$1,752

During the first three months of 2021, the Corporation received real estate in lieu of loan payments of $.448 million. In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first three months of 2021. Total deposits increased by $14.503 million, or 11.52%, in the first three months of 2021. The increase in deposits for the first three months of 2021 is composed of a increase in core deposits of $51.210 million and a decrease in noncore deposits of $36.707 million. Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

Management continues to monitor existing deposit products in order to stay competitive, both as to terms and pricing, which will remain important as we move through the current rate cycle to protect our margin. This focus on deposits has become especially important with changing client banking habits and demographics, as well as customer desire for more electronic and mobile based banking products and services, particularly in light of the pandemic. It is the intent of management to focus on growing core deposit levels, as the comparatively inexpensive core deposits, in relation to wholesale deposit sources, will continue to prove valuable as rates continue to increase.

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	March 31,		December 31,
	2021	% of Total	2020	% of Total

Noninterest bearing	$443,956	34.86%	$414,804	32.94%
NOW, money market, checking	478,181	37.56	450,556	35.79
Savings	137,134	10.77	130,755	10.39
Certificates of Deposit <$250,000	190,320	14.95	202,266	16.07
Total core deposits	1,249,591	98.14	1,198,381	95.20

Certificates of Deposit >$250,000	10,337.81		15,224	1.21
Brokered CDs	13,351	1.05	45,171	3.59
Total non-core deposits	23,688	1.86	60,395	4.80

Total deposits	$1,273,279	100.00%	$1,258,776	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding. At March 31, 2021, this source of funding totaled $53 million and the Corporation secured this funding by pledging loans and investments. The $53 million of FHLB borrowings have a weighted average maturity of 1.99 years and a weighted average interest rate of 1.64% at March 31, 2021. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.324 million, with a fixed interest rate of 1% that matures in August 2024.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. There were no PPP loans pledged as of March 31, 2021 as the balance was repaid in the third quarter of 2020.

The Corporation currently has one correspondent banking borrowing relationship. As of March 31, 2021 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at March 31, 2021 was 0.20%. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $2.312 million from December 31, 2020 to March 31, 2021. Contributing to the change in shareholders’ equity was net income of $3.880 million, offset by a reduction for cash dividends on common stock of $1.477 million, an increase due to stock compensation of $.233 million, and an decrease in the market value of securities of $.324 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded first three months of 2021 net income of $3.880 million, or $.37 per share, compared to net income of $3.051 million, or $.28 per share, for the first three months of 2020.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $13.862 million and 4.55% of average earning assets, respectively, in the first three months of 2021, compared to $13.481 million and 4.63% of average earning assets, respectively, in the first three months of 2020. Included in the net interest income for the first three months of 2021 is $2.782 million of fee recognition on the PPP loans. The $2.782 million of fee recognition included $.826 million to offset direct origination costs involved in the program, as well as $.296 million of accretion of the remaining deferred fees.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Three Months Ended
								2021-2020
	Average Balances			Average Rates		Interest		Income/			Rate/
	March 31,		Increase/	March 31,		March 31,		Expense	Volume	Rate	Volume
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	2021	2020	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,078,022	$1,047,144	$30,878	5.35%	5.66%	$14,225	$14,749	$(524)	$431	$(809)	$(146)
Taxable securities	86,502	93,577	(7,075)	2.28	2.66	487	620	(133)	(46)	(88)	1
Nontaxable securities (2)	22,704	14,917	7,787	3.22	2.99	180	111	69	57	8	4
Federal funds sold	40,558	1,044	39,514.10		1.54	10	4	6	150	(4)	(140)
Other interest-earning assets	7,449	14,869	(7,420)	4.03	7.17	74	265	(191)	(131)	(115)	55
Total earning assets	1,235,235	1,171,551	63,684	4.92	5.41	14,976	15,749	(773)	461	(1,008)	(226)
Reserve for loan losses	(5,660)	(5,269)	(391)
Cash and due from banks	197,014	66,967	130,047
Fixed Assets	25,350	24,171	1,179
Other Real Estate	1,666	2,180	(514)
Other assets	58,891	61,534	(2,643)
Total assets	$1,512,496	$1,321,134	$191,362

NOW and money market deposits	$360,824	$284,315	$76,509.20		0.42	$179	$296	$(117)	$79	$(153)	$(43)
Interest checking	107,323	93,922	13,401.02		0.07	6	17	(11)	2	(12)	(1)
Savings deposits	132,404	110,351	22,053.19		0.87	61	238	(177)	47	(185)	(39)
Certificates of deposit	207,635	242,882	(35,247)	.99	1.82	508	1,101	(593)	(158)	(498)	63
Brokered deposits	44,287	60,059	(15,772)	1.24	1.84	135	275	(140)	(72)	(90)	22
Borrowings	54,799	72,911	(18,112)	1.67	1.88	225	341	(116)	(84)	(39)	7
Total interest-bearing liabilities	907,272	864,440	42,832.49		1.06	1,114	2,268	(1,154)	(186)	(977)	9
Demand deposits	426,890	284,677	142,213
Other liabilities	9,311	9,356	(45)
Shareholders’ equity	169,023	162,661	6,362
Total liabilities and shareholders’ equity	$1,512,496	$1,321,134	$191,362
Rate spread				4.42%	4.35%
Net interest margin/revenue				4.55%	4.63%	$13,862	$13,481	$381	$647	$(31)	$(235)

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread. The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first quarter of 2021, the Corporation recorded a loan loss provision of $50,000 compared to $100,000 in the first quarter of 2020. There were net charge-offs of $24,000 in the first three months of 2021, compared to net charge-offs of $116,000 for the same period in 2020. There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $2.398 million in the first three months of 2021, compared to $1.937 million in the same period in 2020. The increase year over year was largely a result of increased income from loans sold in the secondary market. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2021	2020	Dollars	Percent

Deposit service fees	$257	$403	$(146)	(36.23)%
Income from loans sold in the secondary market	1,302	538	764	142.01
SBA/USDA loan sale gains	433	710	(277)	(39.01)
Net mortgage servicing (amortization) income	241	189	52	27.51
Net realized security gains	36	—	36	NM
Other noninterest income	129	97	32	32.99

Total other income	$2,398	$1,937	$461	23.80%

Other Expense

For the first three months of 2021, the Corporation recorded other expenses of $11.848 million, compared to $11.372 million in 2020, an increase of $.476 million. The increase in salaries and benefits was largely a result of personnel expenses incurred with participation in the PPP loan program and other general related pandemic expenses, and other customary operating expenses related to our efforts to ensure our platform infrastructure keeps pace with our growing asset base and the associated regulatory and risk management needs.

The following table details other expense for the three months ended March 31, 2021 and 2020 (dollars in thousands):

	Three Months Ended
	March 31,
			Increase/(Decrease)
	2021	2020	Dollars	Percentage

Salaries and employee benefits	$6,824	$6,051	$773	12.77%
Occupancy	1,183	1,124	59	5.25
Furniture and equipment	842	802	40	4.99
Data processing	770	825	(55)	(6.67)
Advertising	113	212	(99)	(46.70)
Professional service fees	498	498	—	-
Loan origination expenses and deposit and card related fees	450	381	69	18.11
Writedowns and losses on other real estate held for sale	(52)	3	(55)	NM
FDIC insurance assessment	140	150	(10)	(6.67)
Communications	241	213	28	13.15
Other	839	1,113	(274)	(24.62)
Total other expense	$11,848	$11,372	$476	4.19%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the three months ended March 31, 2021 of $.398 million, compared to $.811 million a year earlier.

The Corporation has reported deferred tax assets of $2.492 million at March 31, 2021. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. As of March 31, 2021, the Corporation had a net operating loss carryforwards for tax purposes of approximately $8.0 million. The carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004. The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $243.492 million in cash and cash equivalents and $86.242 million of unpledged investment securities. Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first three months of 2021, the Corporation increased cash and cash equivalents by $24.515 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first three months of 2021, the Bank paid dividends of $3.5 million to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of March 31, 2021. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at March 31, 2021 of $15 million. The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings. At March 31, 2021, the Bank’s core deposits in relation to total funding were 94.19% compared to 90.63% at December 31, 2020. These ratios indicate that at March 31, 2021, that the Bank had slightly decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. This decrease is the result of the Bank having taken precautionary measures to augment its cash position at the onset of the COVID-19 pandemic in the first quarter of 2020. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of March 31, 2021, the Bank had $106 million of unsecured lines available and additional funding sources available if secured. The Bank believes that its liquidity position remains sufficient to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity, including any additional liquidity pressure that may stem from the effects of the COVID-19 pandemic.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. Management has determined that, as of March 31, 2021, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of March 31, 2021 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$148,694	15.3%	>	$77,555	>	8.0%	>	$	N/A	>	N/A
mBank	$141,712	14.6%	>	$77,394	>	8.0%	>		$96,743	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$142,852	14.7%	>	$58,166	>	6.0%	>	$	N/A	>	N/A
mBank	$135,911	14.0%	>	$58,046	>	6.0%	>		$77,394	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$142,852	14.7%	>	$43,625	>	4.5%	>	$	N/A	>	N/A
mBank	$135,911	14.0%	>	$43,534	>	4.5%	>		$62,883	>	6.5%

Tier 1 capital to average assets:
Consolidated	$142,852	9.6%	>	$59,354	>	4.0%	>	$	N/A	>	N/A
mBank	$135,911	9.2%	>	$59,355	>	4.0%	>		$74,193	>	5.0%

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

As of March 31, 2021, the Corporation had established interest rate floors on approximately $79.677 million of its variable rate commercial loans. Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods. However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $109.414 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of March 31, 2021. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at March 31, 2021 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$257,897	334,028	458,974	12,857	$1,063,756
Securities	825	2,498	60,752	45,339	109,414
Other (1)	—	—	7,351	—	7,351

Total interest-earning assets	258,722	336,526	527,077	58,196	1,180,521

Interest-bearing obligations:
NOW, money market, savings and interest checking	615,315	—	—	—	615,315
Time deposits	36,774	95,723	67,528	632	200,657
Brokered CDs	—	8,638	4,713	—	13,351
Borrowings	25,000	80	28,379	—	53,459

Total interest-bearing obligations	677,089	104,441	100,620	632	882,782

Gap	$(418,367)	$232,085	$426,457	$57,564	$297,739

Cumulative gap	$(418,367)	$(186,282)	$240,175	$297,739
(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at March 31, 2021, the Corporation had a cumulative liability sensitivity gap position of $186.282 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income. This is because more liabilities would reprice at higher rates than assets. Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2020, the Corporation had a cumulative liability sensitivity gap position of $103.583 million within the one-year time frame.

The borrowings in the gap analysis include $53 million of FHLB advances that have a weighted average maturity of 1.99 years and a weighted average rate of 1.64%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4 CONTROLS AND PROCEDURES

As of March 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of March 31, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 1A. Risk Factors

There have been no material changes to the Corporation’s risk factors contained in its Annual Report on Form 10-K for the year ended December 31, 2020.

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

			Total number of
			shares purchased	Maximum
			as part of a	number of
			publically	shares that
	Total number of	Average price	announced	may yet be
Period of purchases	shares purchased	paid per share	plan or program	purchased

January 1, 2021 to January 31, 2021	—	$—	—	291,971
February 1, 2021 to February 28, 2021	—	$—	—	291,971
March 1, 2021 to March 31, 2021	—	$—	—	291,971

Total three months ended 2021	—	$—	—

Item 6. Exhibits

(a)	Exhibits:

	Exhibit 31.1	Rule 13a-14(a) Certification of Chief Executive Officer.

	Exhibit 31.2	Rule 13a-14(a) Certification of Chief Financial Officer.

	Exhibit 32.1	Section 1350 Certification of Chief Executive Officer.

	Exhibit 32.2	Section 1350 Certification of Chief Financial Officer.

	101.INS	Inline XBRL Instance Document* - The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document.

	101.SCH	Inline XBRL Taxonomy Extension Schema Document*

	101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document*

	101.DEF	Inline XBRL Taxonomy Definition Document*

	101.LAB	Inline XBRL Taxonomy Label Linkbase Document*

	101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document*

	104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)*

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: May 14, 2021	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)