Form 10-Q
period 2021-06-30
MACKINAC FINANCIAL CORP /MI/
filed 2021-08-11
CIK 36506

mac

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Yes  ☐     No  ☒

As of August 11, 2021, there were outstanding 10,550,393 shares of the registrant’s common stock, no par value.

MACKINAC FINANCIAL CORPORATION

INDEX

		Page No.

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements

	Condensed Consolidated Balance Sheets – June 30, 2021 (Unaudited), December 31, 2020	1

	Condensed Consolidated Statements of Operations — Three and Six Months Ended June 30, 2021 (Unaudited) and June 30, 2020 (Unaudited)	2

	Condensed Consolidated Statements of Comprehensive Income — Three and Six Months Ended June 30, 2021 (Unaudited) and June 30, 2020 (Unaudited)	3

	Condensed Consolidated Statements of Changes in Shareholders’ Equity — Three and Six Months Ended June 30, 2021 (Unaudited) and June 30, 2020 (Unaudited)	4

	Condensed Consolidated Statements of Cash Flows – Six Months Ended June 30, 2021 (Unaudited) and June 30, 2020 (Unaudited)	6

	Notes to Condensed Consolidated Financial Statements (Unaudited)	7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	30

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	42

Item 4.	Controls and Procedures	45

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	46

Item 1A.	Risk Factors	46

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	46

SIGNATURES		48

MACKINAC FINANCIAL CORPORATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEETS

(Dollars in Thousands)

	June 30,	December 31,
	2021	2020
	(Unaudited)

ASSETS

Cash and due from banks	$341,436	$218,901
Federal funds sold	10,041	76
Cash and cash equivalents	351,477	218,977

Interest-bearing deposits in other financial institutions	2,427	2,917
Securities available for sale	101,955	111,836
Federal Home Loan Bank stock	4,473	4,924

Loans:
Commercial	738,429	819,907
Mortgage	221,388	238,705
Consumer	18,238	18,980
Total Loans	978,055	1,077,592
Allowance for loan losses	(5,651)	(5,816)
Net loans	972,404	1,071,776

Premises and equipment	24,533	25,518
Other real estate held for sale	1,343	1,752
Deferred tax asset	2,496	3,303
Deposit based intangibles	4,031	4,368
Goodwill	19,574	19,574
Other assets	34,239	36,785

TOTAL ASSETS	$1,518,952	$1,501,730

LIABILITIES AND SHAREHOLDERS’ EQUITY

LIABILITIES:
Deposits:
Noninterest bearing deposits	$459,716	$414,804
NOW, money market, interest checking	501,251	450,556
Savings	141,729	130,755
CDs<$250,000	178,723	202,266
CDs>$250,000	12,384	15,224
Brokered	13,351	45,171
Total deposits	1,307,154	1,258,776

Borrowings	28,441	63,479
Other liabilities	11,438	11,611
Total liabilities	1,347,033	1,333,866

SHAREHOLDERS’ EQUITY:
Common stock and additional paid in capital - No par value Authorized - 18,000,000 shares Issued and outstanding - 10,550,393 and 10,500,758 respectively	127,624	127,164
Retained earnings	43,189	39,318
Accumulated other comprehensive income
Unrealized gains on available for sale securities	1,689	1,965
Minimum pension liability	(583)	(583)
Total shareholders’ equity	171,919	167,864

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$1,518,952	$1,501,730

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Dollars in Thousands, Except per Share Data)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
INTEREST INCOME:
Interest and fees on loans:
Taxable	$13,414	$15,549	$27,535	$30,162
Tax-exempt	20	55	40	129
Interest on securities:
Taxable	503	560	1,028	1,181
Tax-exempt	132	152	274	239
Other interest income	120	125	204	395
Total interest income	14,189	16,441	29,081	32,106

INTEREST EXPENSE:
Deposits	723	1,707	1,612	3,634
Borrowings	200	276	425	617
Total interest expense	923	1,983	2,037	4,251

Net interest income	13,266	14,458	27,044	27,855
Provision for loan losses	50	100	100	200
Net interest income after provision for loan losses	13,216	14,358	26,944	27,655

OTHER INCOME:
Deposit service fees	265	237	522	640
Income from mortgage loans sold on the secondary market	982	1,512	2,284	2,050
SBA/USDA loan sale gains	869	274	1,302	984
Net mortgage servicing fees	154	204	395	393
Realized security gains	—	—	36	—
Other	154	140	283	237
Total other income	2,424	2,367	4,822	4,304

OTHER EXPENSE:
Salaries and employee benefits	6,306	7,009	13,130	13,060
Occupancy	1,092	1,008	2,275	2,132
Furniture and equipment	818	804	1,660	1,606
Data processing	707	852	1,477	1,677
Advertising	176	312	289	524
Professional service fees	515	574	1,013	1,072
Loan origination expenses and deposit and card related fees	419	406	869	787
Writedowns and losses on other real estate held for sale	84	31	32	34
FDIC insurance assessment	150	165	290	315
Communications	259	224	500	437
Transaction related expenses	495	—	495	—
Other	891	967	1,730	2,080
Total other expenses	11,912	12,352	23,760	23,724

Income before provision for income taxes	3,728	4,373	8,006	8,235
Provision for income taxes	783	919	1,181	1,730

NET INCOME	$2,945	$3,454	$6,825	$6,505

INCOME PER COMMON SHARE:
Basic	$0.28	$0.33	$0.65	$0.61
Diluted	$0.28	$0.33	$0.65	$0.61

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS COMPREHENSIVE INCOME

(Dollars in Thousands)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2021	2020	2021	2020
Net income	$2,945	$3,454	$6,825	$6,505
Other comprehensive income
Change in securities available for sale:
Unrealized gains (losses) arising during the period	61	2,415	(349)	1,309
Tax effect	(13)	(507)	73	(275)
Net change in unrealized gains on available for sale securities	48	1,908	(276)	1,034

Total comprehensive income	$2,993	$5,362	$6,549	$7,539

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (loss)	Total

Balance, beginning of period	10,500,758	$127,164	$39,318	$1,382	$167,864

Net income for period	—	—	6,825	—	6,825
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	(276)	(276)
Total comprehensive income	—	—	6,825	(276)	6,549
Stock compensation	—	460	—	—	460
Issuance of common stock:
Restricted stock award vesting	49,635	—	—	—	—
Dividend on common stock	—	—	(2,954)	—	(2,954)

Balance, end of period	10,550,393	$127,624	$43,189	$1,106	$171,919

	Six Months Ended
	June 30,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income (Loss)	Total

Balance, beginning of period	10,748,712	$129,564	$31,740	$615	$161,919

Net income for period	—	—	6,505	—	6,505
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,034	1,034
Total comprehensive income	—	—	6,505	1,034	7,539
Stock compensation	—	378	—	—	378
Issuance of common stock:
Restricted stock award vesting	25,521	—	—	—	—
Repurchase of common stock	(240,644)	(2,729)	—	—	(2,729)
Dividend on common stock	—	—	(2,950)	—	(2,950)

Balance, end of period	10,533,589	$127,213	$35,295	$1,649	$164,157

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(Dollars in Thousands)

(Unaudited)

	Three Months Ended
	June 30,
	2021
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,550,393	$127,397	$41,721	$1,058	$170,176

Net income for period	—	—	2,945	—	2,945
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	48	48
Total comprehensive income	—	—	2,945	48	2,993
Stock compensation	—	227	—	—	227
Dividend on common stock	—	—	(1,477)	—	(1,477)

Balance, end of period	10,550,393	$127,624	$43,189	$1,106	$171,919

	Three Months Ended
	June 30,
	2020
		Common		Accumulated
	Shares of	Stock and		Other
	Common	Additional	Retained	Comprehensive
	Stock	Paid in Capital	Earnings	Income	Total

Balance, beginning of period	10,533,589	$127,003	$33,316	$(259)	$160,060

Net income for period	—	—	3,454	—	3,454
Other comprehensive income
Net unrealized gain on securities available for sale	—	—	—	1,908	1,908
Total comprehensive income	—	—	3,454	1,908	5,362
Stock compensation	—	210	—	—	210
Dividend on common stock	—	—	(1,475)	—	(1,475)

Balance, end of period	10,533,589	$127,213	$35,295	$1,649	$164,157

MACKINAC FINANCIAL CORPORATION

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Dollars in Thousands)

(Unaudited)

	Six Months Ended
	June 30,
	2021	2020
Cash Flows from Operating Activities:
Net income	$6,825	$6,505
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,311	1,407
Provision for loan losses	100	200
Deferred tax expense, net	1,330	866
Gain on sale of loans sold in the secondary market	(2,021)	(1,744)
Origination of loans held for sale in the secondary market	(66,069)	(86,389)
Proceeds from sale of loans in the secondary market	67,986	87,517
Loss on sale other real estate held for sale and fixed assets	235	—
Writedown of other real estate held for sale	83	30
Stock compensation	460	378
Change in other assets	2,434	(319)
Change in other liabilities	(173)	601
Net cash provided by operating activities	12,501	9,052

Cash Flows from Investing Activities:
Net decrease (increase) in loans	98,776	(94,217)
Net decrease in interest bearing deposits in other financial institutions	490	2,464
Purchase of securities available for sale	(4,338)	(19,224)
Proceeds from maturities, sales, calls or paydowns of securities available for sale	13,720	19,733
Redemption of FHLBI stock	451	—
Capital expenditures	(463)	(3,344)
Proceeds from sale of other real estate, premises and fixed assets	977	332
Net cash provided by (used in) investing activities	109,613	(94,256)

Cash Flows from Financing Activities:
Net increase in deposits	48,378	151,875
Net decrease in fed funds purchased	—	(6,225)
New term debt issuance	—	100,281
Principal payments on borrowings	(35,038)	(50,366)
Repurchase of common stock	—	(2,729)
Dividend on common stock	(2,954)	(2,950)
Net cash provided by financing activities	10,386	189,886

Net increase in cash and cash equivalents	132,500	104,682
Cash and cash equivalents at beginning of period	218,977	49,826

Cash and cash equivalents at end of period	$351,477	$154,508

Supplemental Cash Flow Information:
Cash paid during the six months for:
Interest	$2,333	$4,361

Noncash Investing and Financing Activities:
Transfers of Foreclosures from Loans to Other Real Estate Held for Sale	600	333

MACKINAC FINANCIAL CORPORATION

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The unaudited condensed consolidated financial statements of Mackinac Financial Corporation (the “Corporation”) have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and six month period ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021. The unaudited consolidated financial statements and footnotes thereto should be read in conjunction with the audited consolidated financial statements and footnotes thereto included in the Corporation’s Annual Report on Form 10-K for the year ended December 31, 2020.

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

Stock Compensation Plans

On May 22, 2012, the Corporation’s shareholders approved the Mackinac Financial Corporation 2012 Incentive Compensation Plan, under which current and prospective employees, non-employee directors and consultants may be awarded incentive stock options, non-statutory stock options, shares of restricted stock awards (“RSAs”), stock grants, or stock appreciation rights. The aggregate number of shares of the Corporation’s common stock issuable under the plan is 575,000. At June 30, 2021 there were 6,560 shares available for issuance under this plan. Awards are made to executive officers at the discretion of the compensation committee of the board of directors. Awards are made to certain other senior officers at the discretion of the Corporation’s management. Compensation cost equal to the fair value of the award is recognized over the vesting period.

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

The following shows the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 and 2020 (dollars in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

(Numerator):
Net income	$2,945	$3,454	$6,825	$6,505

(Denominator):
Weighted average shares outstanding	10,550,393	10,533,589	10,536,722	10,625,778
Effect of restricted stock awards	67,029	—	45,875	—
Diluted weighted average shares outstanding	10,617,422	10,533,589	10,582,597	10,625,778
Income per common share:
Basic	$0.28	$0.33	$0.65	$0.61
Diluted	$0.28	$0.33	$0.65	$0.61

4.	INVESTMENT SECURITIES

At June 30, 2021, the Corporation had an investment security portfolio totaling $101.955 million, a decrease of $9.881 million from the December 31, 2020 balance of $111.836 million. The amortized cost and estimated fair value of investment securities available for sale as of June 30, 2021 and December 31, 2020 are as follows (dollars in thousands):

		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
	Cost	Gains	Losses	Fair Value

June 30, 2021

US Treasury	$1,064	$2	$—	$1,066
Corporate	29,006	497	(63)	29,440
US Agencies	6,492	46	—	6,538
US Agencies - MBS	27,924	789	(2)	28,711
Obligations of states and political subdivisions	35,331	903	(34)	36,200

Total securities available for sale	$99,817	$2,237	$(99)	$101,955

December 31, 2020

US Treasury	$—	$—	$—	$—
Corporate	27,815	247	(19)	28,043
US Agencies	6,480	109	—	6,589
US Agencies - MBS	33,372	914	(6)	34,280
Obligations of states and political subdivisions	41,682	1,242	—	42,924

Total securities available for sale	$109,349	$2,512	$(25)	$111,836

The following table presents the amortized cost and estimated fair value of investment securities by contractual maturity as of June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,		December 31,
	2021		2020
	Amortized	Estimated	Amortized	Estimated
	Cost	Fair Value	Cost	Fair Value
Available -for-sale securities
Under 1 year	$17,326	$17,549	$15,645	$15,820
After 1 year through 5 years	18,937	19,252	22,554	23,201
After 5 years through 10 years	21,849	22,282	24,965	25,261
After 10 years	13,781	14,161	12,813	13,274
Subtotal	71,893	73,244	75,977	77,556
US Agencies - MBS	27,924	28,711	33,372	34,280

Total available -for-sale securities	$99,817	$101,955	$109,349	$111,836

The following is information pertaining to securities with gross unrealized losses at June 30, 2021 and December 31, 2020 (dollars in thousands):

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
June 30, 2021	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	3	7,870	$(63)	—	—	$—	3	$7,870	$(63)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	—	—	—	3	138	(2)	3	138	(2)
Obligations of states and political subdivisions	2	1,387	(34)	—	—	—	2	1,387	(34)
Total	5	$9,257	$(97)	3	$138	$(2)	8	$9,395	$(99)

	Less Than Twelve Months			Over Twelve Months			Total
	Number		Gross	Number		Gross	Number		Gross
	of	Fair	Unrealized	of	Fair	Unrealized	of	Fair	Unrealized
December 31, 2020	Securities	Value	Loss	Securities	Value	Loss	Securities	Value	Loss
Corporate	4	$9,293	$(19)	—	$—	$—	4	$9,293	$(19)
US Agencies	—	—	—	—	—	—	—	—	—
US Agencies - MBS	4	83	(2)	2	123	(4)	6	206	(6)
Obligations of states and political subdivisions	—	—	—	—	—	—	—	—	—
Total	8	$9,376	$(21)	2	$123	$(4)	10	$9,499	$(25)

The Corporation has evaluated gross unrealized losses that exist within the portfolio and considers them temporary in nature. The Corporation has both the ability and the intent to hold the investment securities until their respective maturities and therefore does not anticipate the realization of the temporary losses.

The amortized cost and estimated fair value of investment securities pledged to secure FHLB borrowings and customer relationships were $18.691 million and $19.162 million, respectively, at June 30, 2021.

5.	LOANS

The composition of loans is as follows (dollars in thousands):

	June 30,	December 31,
	2021	2020

Commercial real estate	$480,477	$498,450
Commercial, financial, and agricultural	209,747	273,759
Commercial construction	48,205	47,698
One to four family residential real estate	210,364	227,044
Consumer	18,238	18,980
Consumer construction	11,024	11,661

Total loans	$978,055	$1,077,592

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

The table below details the outstanding balances of the Lincoln acquired portfolio and the fair value adjustments at acquisition date (dollars in thousands):

	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total
Loans acquired - contractual payments	$1,901	$37,700	$39,601
Nonaccretable difference	(421)	—	(421)
Expected cash flows	1,480	37,700	39,180
Accretable yield	(140)	(493)	(633)
Carrying balance at acquisition date	$1,340	$37,207	$38,547

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2021 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total
Balance, December 31, 2020	$53	$—	$53	$183	$—	$183
Accretion	(12)	—	(12)	(153)	—	(153)
Reclassification from nonaccretable difference	9	—	9	114	—	114
Balance, June 30, 2021	$50	$—	$50	$144	$—	$144

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total
Balance, December 31, 2020	$12	$—	$12	$292	$869	$1,161
Accretion	(1)	—	(1)	(276)	(384)	(660)
Reclassification from nonaccretable difference	1	—	1	207	—	207
Balance, June 30, 2021	$12	$—	$12	$223	$485	$708

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total
Balance, December 31, 2020	$85	$130	$215	$625	$999	$1,624
Accretion	(109)	(50)	(159)	(551)	(434)	(985)
Reclassification from nonaccretable difference	81	—	81	412	—	412
Balance, June 30, 2021	$57	$80	$137	$486	$565	$1,051

The table below presents a rollforward of the accretable yield on acquired loans for the six months ended June 30, 2020 (dollars in thousands):

	PFC			Eagle River
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$105	$—	$105	$209	$—	$209
Accretion	(150)	—	(150)	(77)	—	(77)
Reclassification from nonaccretable difference	113	—	113	58	—	58
Balance, June 30, 2020	$68	$—	$68	$190	$—	$190

	Niagara			First Federal Northern Michigan
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$19	$—	$19	$518	$1,953	$2,471
Accretion	(4)	—	(4)	(237)	(595)	(832)
Reclassification from nonaccretable difference	3	—	3	177	1	178
Balance, June 30, 2020	$18	$—	$18	$458	$1,359	$1,817

	Lincoln Community Bank			Total
	Acquired	Acquired	Acquired	Acquired	Acquired	Acquired
	Impaired	Non-impaired	Total	Impaired	Non-impaired	Total

Balance, December 31, 2019	$108	$264	$372	$959	$2,217	$3,176
Accretion	(3)	(73)	(76)	(471)	(668)	(1,139)
Reclassification from nonaccretable difference	3	—	3	354	1	355
Balance, June 30, 2020	$108	$191	$299	$842	$1,550	$2,392

Allowance for Loan Losses

An analysis of the allowance for loan losses for the six months ended June 30, 2021 and June 30, 2020 is as follows (dollars in thousands):

	June 30,	June 30,
	2021	2020

Balance, January 1	$5,816	$5,308
Recoveries on loans previously charged off	45	139
Loans charged off	(310)	(292)
Provision	100	200

Balance at end of period	$5,651	$5,355

In the first six months of 2021, net charge-offs were $265,000, compared to net charge-offs of $153,000 in the same period in 2020. In the first six months of 2021, the Corporation recorded a provision for loan loss of $100,000 compared to a $200,000 provision for loan losses in the first six months of 2020. The Corporation’s allowance for loan loss reserve policy calls for a measurement of the adequacy of the reserve at each quarter end. This process includes an analysis of the loan portfolio to take into account increases in loans outstanding and portfolio composition, historical loss rates, and specific reserve requirements of nonperforming loans.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2021 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2021
Allowance for loan loss reserve:
Beginning balance ALLR	$2,738	$2,076	$209	$560	$8	$6	$245	$5,842
Charge-offs	—	(46)	—	(185)	—	(24)	—	(255)
Recoveries	4	3	—	4	—	3	—	14
Provision	(9)	(559)	(2)	202	(3)	23	398	50
Ending balance ALLR	$2,733	$1,474	$207	$581	$5	$8	$643	$5,651

Six Months Ended June 30, 2021
Allowance for loan loss reserve:
Beginning balance ALLR	$2,983	$1,734	$209	$605	$5	$8	$272	$5,816
Charge-offs	(8)	(46)	—	(203)	—	(53)	—	(310)
Recoveries	7	14	—	9	—	15	—	45
Provision	(249)	(228)	(2)	170	—	38	371	100
Ending balance ALLR	$2,733	$1,474	$207	$581	$5	$8	$643	$5,651

At June 30, 2021
Loans:
Ending balance	$480,477	$209,747	$48,205	$210,364	$11,024	$18,238	$—	$978,055
Ending balance ALLR	(2,733)	(1,474)	(207)	(581)	(5)	(8)	(643)	(5,651)
Net loans	$477,744	$208,273	$47,998	$209,783	$11,019	$18,230	$(643)	$972,404

Ending balance ALLR:
Individually evaluated	$258	$302	$—	$—	$—	$—	$—	$560
Collectively evaluated	2,475	1,172	207	581	5	8	643	5,091
Total	$2,733	$1,474	$207	$581	$5	$8	$643	$5,651

Ending balance Loans:
Individually evaluated	$1,957	$3,421	$359	$—	$—	$—	$—	$5,737
Collectively evaluated	477,550	206,198	47,761	209,667	11,024	18,223	—	970,423
Acquired with deteriorated credit quality	970	128	85	697	—	15	—	1,895
Total	$480,477	$209,747	$48,205	$210,364	$11,024	$18,238	$—	$978,055

Impaired loans, by definition, are individually evaluated.

In the first six months of 2021, the Corporation booked a provision for loan losses of $100,000.

A breakdown of the allowance for loan losses and recorded balances in loans at June 30, 2020 is as follows (dollars in thousands):

		Commercial,		One to four
	Commercial	financial and	Commercial	family residential	Consumer
	real estate	agricultural	construction	real estate	construction	Consumer	Unallocated	Total
Three Months Ended June 30, 2020
Allowance for loan loss reserve:
Beginning balance ALLR	$1,818	$1,633	$98	$427	$10	$10	$1,296	$5,292
Charge-offs	—	(121)	—	(10)	—	(16)	—	(147)
Recoveries	85	—	1	1	—	23	—	110
Provision	(65)	347	21	(18)	—	(8)	(177)	100
Ending balance ALLR	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355

Six Months Ended June 30, 2020
Allowance for loan loss reserve:
Beginning balance ALLR	$1,189	$1,197	$71	$148	$11	$13	$2,679	$5,308
Charge-offs	—	(187)	—	(32)	(8)	(65)	—	(292)
Recoveries	91	—	1	11	—	36	—	139
Provision	558	849	48	273	7	25	(1,560)	200
Ending balance ALLR	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355

At June 30, 2020
Loans:
Ending balance	$507,530	$332,279	$38,712	$235,467	$20,057	$19,745	$—	$1,153,790
Ending balance ALLR	(1,838)	(1,859)	(120)	(400)	(10)	(9)	(1,119)	(5,355)
Net loans	$505,692	$330,420	$38,592	$235,067	$20,047	$19,736	$(1,119)	$1,148,435

Ending balance ALLR:
Individually evaluated	$914	$527	$—	$—	$—	$—	$—	$1,441
Collectively evaluated	924	1,332	120	400	10	9	1,119	3,914
Total	$1,838	$1,859	$120	$400	$10	$9	$1,119	$5,355

Ending balance Loans:
Individually evaluated	$2,436	$1,589	$—	$—	$—	$—	$—	$4,025
Collectively evaluated	503,233	330,433	38,531	234,576	20,057	19,723	—	1,146,553
Acquired with deteriorated credit quality	1,861	257	181	891	—	22	—	3,212
Total	$507,530	$332,279	$38,712	$235,467	$20,057	$19,745	$—	$1,153,790

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

Below is a breakdown of loans by risk category as of June 30, 2021 (dollars in thousands):

	(1)	(2)	(3)	(4)	(44)	(6)	(7)	Rating
	Strong	Good	Average	Acceptable	Acceptable Watch	Substandard	Doubtful	Unassigned	Total

Commercial real estate	$9,378	$9,386	$216,690	$236,767	$4,308	$3,948	$—	$—	$480,477
Commercial, financial and agricultural	66,446	9,341	38,192	91,672	580	3,516	—	—	209,747
Commercial construction	—	36	20,550	15,868	482	378	—	10,891	48,205
One-to-four family residential real estate	—	607	4,783	19,124	361	1,607	—	183,882	210,364
Consumer construction	—	—	—	—	—	—	—	11,024	11,024
Consumer	—	49	100	1,548	—	30	—	16,511	18,238

Total loans	$75,824	$19,419	$280,315	$364,979	$5,731	$9,479	$—	$222,308	$978,055

At June 30, 2021, $55.384 million of Paycheck Protection Program (“PPP”) loans are included with a risk rating of “1” in the Commercial, financial and agricultural category.

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

The following is a summary of impaired loans and their effect on interest income (dollars in thousands):

	Impaired Loans	Impaired Loans	Total	Unpaid	Related
	with No Related	with Related	Impaired	Principal	Allowance for
	Allowance	Allowance	Loans	Balance	Loan Losses
June 30, 2021

Commercial real estate	$2,159	$768	$2,927	$4,776	$258
Commercial, financial and agricultural	2,023	1,526	3,549	3,658	302
Commercial construction	444	—	444	578	—
One to four family residential real estate	697	—	697	1,903	—
Consumer construction	—	—	—	—	—
Consumer	15	—	15	15	—
Total	$5,338	$2,294	$7,632	$10,930	$560

December 31, 2020
Commercial real estate	$1,251	$2,309	$3,560	$5,786	$476
Commercial, financial and agricultural	2,423	1,445	3,868	3,946	679
Commercial construction	537	—	537	678	—
One to four family residential real estate	869	—	869	1,993	—
Consumer construction	—	—	—	—	—
Consumer	16	—	16	19	—
Total	$5,096	$3,754	$8,850	$12,422	$1,155

	Individually Evaluated Impaired Loans
	June 30, 2021		December 31, 2020
	Average	Interest Income	Average	Interest Income
	Balance for	Recognized for	Balance for	Recognized for
	the Period	the Period	the Period	the Period
Commercial real estate	$5,022	$111	$6,860	$270
Commercial, financial and agricultural	944	7	1,204	13
Commercial construction	168	9	541	27
One to four family residential real estate	2,237	58	3,064	135
Consumer construction	—	—	—	—
Consumer	22	1	37	1
Total	$8,393	$186	$11,706	$446

A summary of past due loans at June 30, 2021 and December 31, 2020 is as follows (dollars in thousands):

	June 30,				December 31,
	2021				2020
	30-89 days	90+ days			30-89 days	90+ days
	Past Due	Past Due			Past Due	Past Due
	(accruing)	(accruing)	Nonaccrual	Total	(accruing)	(accruing)	Nonaccrual	Total

Commercial real estate	$147	$—	$1,530	$1,677	$24	$—	$1,481	$1,505
Commercial, financial and agricultural	33	—	359	392	42	—	478	520
Commercial construction	—	—	59	59	—	—	79	79
One to four family residential real estate	742	6	2,964	3,712	1,925		3,371	5,296
Consumer construction	—	—	—	—	—	—	—	—
Consumer	44	—	15	59	78	—	49	127

Total past due loans	$966	$6	$4,927	$5,899	$2,069	$—	$5,458	$7,527

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

There were no TDRs that occurred during the six months ended June 30, 2021 and 3 TDRs during the six months ended June 30, 2020. The balance of these restructured loans pre-modification was $.504 million. Post-modification balances as of June 30. 2020 were $.476 million. The three TDRs are not COVID-19 related.

Insider Loans

The Bank, in the ordinary course of business, grants loans to the Corporation’s executive officers and directors, including their families and firms in which they are principal owners. Activity in such loans is summarized below (dollars in thousands):

	Six Months Ended	Six Months Ended
	June 30,	June 30,
	2021	2020
Loans outstanding, January 1	$11,778	$12,196
New loans	—	—
Net activity on revolving lines of credit	1,464	(354)
Change in status of insiders	(9,869)	—
Repayment	(15)	(100)
Loans outstanding at end of period	$3,358	$11,742

There were no loans to related parties classified as substandard as of June 30, 2021 or June 30, 2020. In addition to the outstanding balances above, there were no unfunded commitments to related parties at June 30, 2021.

6.	GOODWILL AND OTHER INTANGIBLE ASSETS

The Corporation through the acquisition of Peninsula in 2014, Eagle River and Niagara in 2016, and FFNM and Lincoln in 2018, has recorded goodwill and core deposit intangibles as presented below (dollars in thousands):

	Deposit Based	Amortization Expense
	Intangible	for the	Future Annual
	June 30, 2021	period end	Amortization
	Balance	June 30, 2021	Expense
Peninsula	$413	$60	$121
Eagle River	480	49	99
Niagara	155	15	30
FFNM	2,002	145	290
Lincoln	981	68	135
Total	$4,031	$337	$675

	Deposit Based
	Intangible	2020
	December 31, 2020	Amortization
	Balance	Expense
Peninsula	$473	$121
Eagle River	529	99
Niagara	170	30
FFNM	2,147	290
Lincoln	1,049	135
Total	$4,368	$675

The deposit based intangible asset is reported net of accumulated amortization at $4.031 million at June 30, 2021. Amortization expense in the first six months of 2021 is $.337 million. Amortization expense for the next five years is expected to be at $.675 million per year.

The Corporation, in accordance with GAAP, evaluates goodwill annually for impairment.

7.	SERVICING RIGHTS

Mortgage Loans

Mortgage servicing rights (“MSRs”) are recorded when loans are sold in the secondary market with servicing retained. As of June 30, 2021, the Corporation had obligations to service approximately $179.491 million of residential first mortgage loans. The valuation of MSRs is based upon the net present value of the projected revenues over the expected life of the loans being serviced, as reduced by estimated internal costs to service these loans. On a quarterly basis, management evaluates the MSRs for impairment. The key economic assumptions used in determining the fair value of the MSRs include an annual constant prepayment speed of 19.01% and a discount rate of 7.75% as of June 30, 2021.

The following table summarizes MSRs capitalized and amortized (dollars in thousands) for the six month periods ending June 30, 2021 and June 30, 2020:

	June 30,	June 30,
	2021	2020
Balance at beginning of period	$1,359	$1,499
Amortization	(7)	(70)

Balance at end of period	$1,352	$1,429
Balance of loan servicing portfolio	$179,491	$232,345
Mortgage servicing rights as % of portfolio	.75%	.62%
Fair value of servicing rights	1,436	1,746

Commercial Loans

The Corporation periodically retains the servicing on certain commercial loans that have been sold. These loans were originated and underwritten under the SBA and USDA government guarantee programs, in which the guaranteed portion of the loan was sold to a third party with servicing retained. The balance of these sold loans with servicing retained at June 30, 2021 was approximately $57 million. The Corporation valued these servicing rights at $5,000 as of June 30, 2021 and at $35,000 as of June 30, 2020. This valuation was established in consideration of the discounted cash flow of net expected servicing income over the life of the loans.

8.	BORROWINGS

Borrowings consist of the following at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	December 31,
	2021	2020
Federal Home Loan Bank fixed rate advances	$28,117	$63,155
USDA Rural Development note	324	324
	$28,441	$63,479

The Federal Home Loan Bank borrowings bear a weighted average rate of 1.47% and mature at various dates through 2026. They are collateralized at June 30, 2021 by the following: a collateral agreement on the Corporation’s one to four family residential real estate loans with a book value of approximately $63.235 million; mortgage related and municipal securities with an amortized cost and estimated fair value of $18.691 million and $19.162 million, respectively; and Federal Home Loan Bank stock owned by the Bank totaling $4.473 million. Prepayment of the advances is subject to the provisions and conditions of the credit policy of the Federal Home Loan Bank of Indianapolis in effect as of June 30, 2021.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. There were no PPP loans pledged as of June 30, 2021 as the PPPLF was repaid during the third quarter of 2020.

The Corporation currently has one correspondent banking borrowing relationship. As of June 30, 2021 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at June 30, 2021 was 0.15%. This relationship is secured by all of the outstanding mBank stock.

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

The Corporation receives a valuation of the Plan annually. As such, at June 30, 2021, the plan’s assets had a fair value of $2.264 million and the Corporation had a net unfunded liability of $1.370 million. The accumulated benefit obligation at June 30, 2021 was $3.634 million.

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

The primary investment objective is to maximize growth of the pension plan assets to meet the projected obligations to the beneficiaries over a long period of time, and to do so in a manner that is consistent with the Corporation’s risk tolerance. The intention of the plan sponsor is to invest the plan assets in mutual funds with the following asset allocation; which was in place at both June 30, 2021 and December 31, 2020.

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

In the first six months of 2021, the Corporation issued 49,635 shares of its common stock for vested RSAs. In the first six months of 2020, the Corporation issued 25,521 shares of its common stock for vested RSAs.

A summary of changes in our nonvested shares for the period follows:

		Weighted Average
	Number	Grant Date
	Outstanding	Fair Value
Nonvested balance at January 1, 2021	170,153	$14.90
Granted during the period	64,000	13.43
Vested during the period	(49,635)	12.91
Nonvested balance at June 30, 2021	184,518	$14.94

11.	INCOME TAXES

The Corporation has reported deferred tax assets of $2.496 million at June 30, 2021.

A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized.  The Corporation, as of June 30, 2021 had a net operating loss carryforwards for tax purposes of approximately $8.0 million. The carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million.  These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004.  The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

The Corporation recognized a federal income tax expense of approximately $1.181 million for the six months ended June 30, 2021 and $1.730 million for the six months ended June 30, 2020.

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

The following table presents information for financial instruments at June 30, 2021 and December 31, 2020 (dollars in thousands):

		June 30, 2021		December 31, 2020
	Level in Fair	Carrying	Estimated	Carrying	Estimated
	Value Hierarchy	Amount	Fair Value	Amount	Fair Value

Financial assets:
Cash and cash equivalents	Level 1	$351,477	$351,477	$218,977	$218,977
Interest-bearing deposits	Level 2	2,427	2,427	2,917	2,917
Securities available for sale	Level 2	100,686	100,686	110,505	110,505
Securities available for sale	Level 3	1,269	1,269	1,331	1,331
Federal Home Loan Bank stock	Level 2	4,473	4,473	4,924	4,924
Net loans	Level 3	972,404	969,195	1,071,776	1,072,770
Accrued interest receivable	Level 3	3,635	3,635	4,310	4,310

Total financial assets		$1,436,371	$1,433,162	$1,414,740	$1,415,734

Financial liabilities:
Deposits	Level 2	$1,307,154	$1,329,943	$1,258,776	$1,262,930
Borrowings	Level 2	28,441	27,605	63,479	61,975
Accrued interest payable	Level 3	157	157	453	453

Total financial liabilities		$1,335,752	$1,357,705	$1,322,708	$1,325,358

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

The following is information about the Corporation’s assets and liabilities measured at fair value on a recurring basis at June 30, 2021, and the valuation techniques used by the Corporation to determine those fair values.

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

The fair value of all investment securities at June 30, 2021 and December 31, 2020 were based on level 2 and level 3 inputs. There are no other assets or liabilities measured on a recurring basis at fair value. For additional information regarding investment securities, please refer to “Note 4 - Investment Securities.”

The table below shows investment securities measured at fair value on a recurring basis (dollars in thousands):

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)	June 30, 2021	June 30, 2021
Assets

Corporate	$29,440	$—	$28,940	$500	$—	$—
US Treasury	1,066	—	1,066	—	—	—
US Agencies	6,538	—	6,538	—	—	—
US Agencies - MBS	28,711	—	28,711	—	—	—
Obligations of state and political subdivisions	36,200	—	35,431	769	—	—
	$101,955				$—	—

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Twelve Months Ended
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets

Corporate	$28,043	$—	$27,543	$500	$—
US Agencies	6,589	—	6,589	—	—
US Agencies - MBS	34,280	—	34,280	—	—
Obligations of state and political subdivisions	42,924	—	42,093	831	2
	$111,836				$2

The Corporation had no Level 3 assets or liabilities measured at fair value on a recurring basis as of June 30, 2021, or December 31, 2020 other than as described above.

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

Assets Measured at Fair Value on a Nonrecurring Basis at June 30, 2021

		Quoted Prices	Significant	Significant	Total (Gains)	Total (Gains)
		in Active Markets	Other Observable	Unobservable	Losses for	Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Three Months Ended	Six Months Ended
(dollars in thousands)	June 30, 2021	(Level 1)	(Level 2)	(Level 3)	June 30, 2021	June 30, 2021
Assets

Impaired loans	$7,632	$—	$—	$7,632	$—	$—
Other real estate owned	1,343	—	—	1,343	84	32
					$84	32

Assets Measured at Fair Value on a Nonrecurring Basis at December 31, 2020

		Quoted Prices	Significant	Significant
		in Active Markets	Other Observable	Unobservable	Total (Gains) Losses for
	Balance at	for Identical Assets	Inputs	Inputs	Year Ended
(dollars in thousands)	December 31, 2020	(Level 1)	(Level 2)	(Level 3)	December 31, 2020
Assets

Impaired loans	$8,850	$—	$—	$8,850	$186
Other real estate held for sale	1,752	—	—	1,752	(22)
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

	June 30,	December 31,
	2021	2020
Commitments to extend credit:
Variable rate	$108,865	$114,458
Fixed rate	49,881	58,175
Standby letters of credit - Variable rate	7,896	8,781
Credit card commitments - Fixed rate	7,798	7,136

	$174,440	$188,550

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

Concentration of Credit Risk

The Bank grants commercial, residential, agricultural, and consumer loans throughout Michigan and Northeastern Wisconsin. The Bank’s most prominent concentration in the loan portfolio relates to commercial real estate loans to operators of nonresidential buildings. This concentration at June 30, 2021 represents $130.222 million, or 17.64%, compared to $138.992 million, or 16.95%, of the commercial loan portfolio on December 31, 2020. The remainder of the commercial loan portfolio is diversified in such categories as hospitality and tourism, real estate agents and managers, new car dealers, gas stations and convenience stores, petroleum, forestry, agriculture and construction. Due to the diversity of the Bank’s locations, the ability of debtors of residential and consumer loans to honor their obligations is not tied to any particular economic sector.

NOTE 15 – BUSINESS COMBINATION

On April 12, 2021, the Corporation announced that it entered into an Agreement and Plan of Merger (“the Merger Agreement”) with Nicolet Bankshares, Inc. (“Nicolet”). Pursuant to the terms of the agreement, the Corporation’s shareholders will receive 0.22 shares of Nicolet common stock and $4.64 in cash for each share of the Corporation common stock with total consideration to consist of approximately 80% stock and 20% cash. Further pursuant to the Agreement, the Corporation’s wholly owned subsidiary, mBank, will merge with and into Nicolet National Bank, which will be the surviving bank, with all bank branches operating under the Nicolet National Bank brand. On July 15, 2021, the Corporation’s shareholders approved the Merger. As all necessary regulatory and shareholder approvals have been received, the consummation of this transaction will occur on September 3, 2021.

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

In assessing the realizability of deferred income tax assets, management considers whether it is more likely than not that some allowance requires management to evaluate all available evidence, both negative and positive. Positive evidence necessary to overcome the negative evidence includes whether future taxable income in sufficient amounts and character within the carry back and carry forward periods is available under the tax law, including the use of tax planning strategies. When negative evidence (e.g. cumulative losses, history of operating loss or tax credit carry forwards expiring unused) exists, more positive evidence than negative evidence will be necessary. At June 30, 2021, net deferred tax assets were approximately $2.496 million. If a valuation allowance becomes necessary with respect to such balance, it could have a material adverse effect on our business, results of operations and financial condition.

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

FINANCIAL OVERVIEW

The Corporation recorded second quarter 2021 net income of $2.945 million, or $.28 per share, compared to net income of $3.454 million, or $.33 per share, for the second quarter of 2020.

Weighted average shares outstanding for the six month period in 2021 totaled 10,536,722, compared to 10,625,778  shares in the same period of 2020.

The net interest income and net interest margin for the second quarter of 2021 was $13.266 million, or 4.56%, compared to $14.458 million, or 4.51%, for the second quarter of 2020. Net interest income in the second quarter of 2021 was positively impacted by the recognition of $1.167 million of fees generated by participation in the PPP loan program.

Total assets of the Corporation at June 30, 2021 were $1.519 billion, up by $17.222 million, or 1.15%, from the $1.502 billion in total assets reported at year-end 2020. A large portion of this increase is a result of participation in the Paycheck Protection Program, of which we have current loan balances of $55.384 million.

As of the end of the second quarter of 2021, the Corporation had experienced no material adverse systemic issues or material deterioration in its loan portfolio due to the COVID-19 pandemic. At the onset of COVID-19, the Corporation began to actively work to identify potential heightened industry and consumer exposure within the portfolio based on its footprint. The Corporation does expect that COVID-19 will unavoidably impact many of its customer’s businesses and will be prepared to assist these customers with appropriate relief using the regulatory guidance provided, particularly for industries experiencing negative environmental factors and risk trends. The Corporation will continue to refine these measures and continually assess its financial reporting and loan loss reserves as the Corporation and its customers work through the pandemic crisis in the upcoming quarters.

FINANCIAL CONDITION

Cash and Cash Equivalents

Cash and cash equivalents increased $132.500 million during the first six months of 2021, compared to 2020 year end. See further discussion of the change in cash and cash equivalents in the Liquidity section of this Quarterly Report on Form 10-Q.

Investment Securities

Securities available for sale decreased $9.881 million from December 31, 2020 to June 30, 2021, with the balance on June 30, 2021 totaling $101.955 million. Investment securities are increased or decreased as appropriate as a result of managing interest rate risk and liquidity. As of June 30, 2021, investment securities with an estimated fair value of $19.162 million were pledged against borrowings at the FHLB and certain customer relationships.

Loans

Through the first six months of 2021, loan balances decreased by $99.537 million from December 31, 2020 balances of $1.078 billion. During the first six months of 2021, the Bank had total loan production of $161.225 million, exclusive of PPP loans, which included $67.986 million of secondary market loan production. This loan production, however, was offset by loan amortization and payoffs. When including the PPP loans, total production was $218.897 million, which includes $57.672 million of PPP loans.

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

Following is a summary of the loan portfolio at June 30, 2021 and December 31, 2020 (dollars in thousands):

	June 30,	Percent of	December 31,	Percent of
	2021	Total	2020	Total

Commercial real estate	$480,477	49.12%	$498,450	46.25%
Commercial, financial, and agricultural	209,747	21.45	273,759	25.40
Commercial construction	48,205	4.93	47,698	4.43
One to four family residential real estate	210,364	21.51	227,044	21.07
Consumer	18,238	1.86	18,980	1.76
Consumer construction	11,024	1.13	11,661	1.08
Total loans	$978,055	100.00%	$1,077,592	100.00%

Following is a table showing the significant industry types in the commercial loan portfolio as of June 30, 2021 and December 31, 2020 (dollars in thousands).

	June 30, 2021			December 31, 2020
	Outstanding	Percent of	Percent of	Outstanding	Percent of	Percent of
	Balance	Loans	Capital	Balance	Loans	Capital

Real estate - operators of nonresidential buildings	130,222	17.64%	75.75%	138,992	16.95%	82.80%
Hospitality and tourism	100,162	13.56	58.26	100,237	12.23	59.71
Lessors of residential buildings	53,016	7.18	30.84	52,035	6.35	31.00
Gasoline stations and convenience stores	26,583	3.60	15.46	29,046	3.54	17.30
Logging	17,408	2.36	10.13	18,651	2.27	11.11
Commercial construction	48,205	6.53	28.04	47,698	5.82	28.41
Other	362,833	49.13	211.05	433,248	52.84	258.09
Total Commercial Loans	$738,429	100.00%		$819,907	100.00%

Management recognizes that additional risks presented by concentration in certain segments of the portfolio. Management does not believe that its current portfolio composition has increased such risk related to any specific industry concentration as of June 30, 2021. The current concentration of commercial real estate-related loans represents a broad customer base composed of a high percentage of owner-occupied developments. The company will slow, and has slowed, growth and origination of certain industry concentrations where internal limits have been reached.

Our residential real estate portfolio predominantly includes one to four family adjustable rate mortgages that have repricing terms generally from one to three years, construction loans to individuals and bridge financing loans for qualifying customers. As of June 30, 2021, our residential loan portfolio totaled $221.388 million, or 22.64%, of our total outstanding loans.

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

Credit Quality

The table below shows period end balances of nonperforming assets (dollars in thousands):

	June 30,	December 31,
	2021	2020

Nonperforming Assets:
Nonaccrual loans	$4,927	$5,458
Loans past due 90 days or more	6	—
Restructured loans on nonaccrual	—	—
Total nonperforming loans	4,933	5,458
Other real estate owned	1,343	1,752
Total nonperforming assets	$6,276	$7,210
Nonperforming loans as a % of loans	.50%	.51%
Nonperforming assets as a % of assets	.41%	.48%
Reserve for Loan Losses:
At period end	$5,651	$5,816
As a % of outstanding loans	.58%	.54%
As a % of nonperforming loans	114.56%	106.56%
As a % of nonaccrual loans	114.69%	106.56%
Texas Ratio	4.07%	4.82%

The following ratios provide additional information relative to the Corporation’s credit quality (dollars in thousands):

	At Period End
	June 30, 2021	December 31, 2020

Total loans, at period end	$978,055	1,077,592
Average loans for the period	$1,051,518	$1,117,132

	For the Period Ended
	Six Months Ended	Twelve Months Ended
	June 30, 2021	December 31, 2020

Net charge-offs during the period	$265	492
Net charge-offs to average loans, annualized	.05%	.04%

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

During the first six months of 2021, the Corporation recorded a provision for loan losses of $100,000. The Corporation is not yet subject to the requirements of CECL and management will actively refine the provision and loan reserves as client impact and broader economic data from the pandemic become more clear.

COVID-19 loan modifications resided at approximately $2.1 million, or .22% of total loans with no commercial loans remaining in total payment deferral at June 30, 2021. This is compared to peak levels of $201 million in the second quarter of 2020.

As of June 30, 2021, the allowance for loan losses represented .58% of total loans. At June 30, 2021, the allowance included specific reserves in the amount of $.560 million, as compared to specific reserves of $1.155 million at December 31, 2020. In management’s opinion, the allowance for loan losses is adequate to cover probable losses related to specifically identified loans, as well as probable losses inherent in the balance of the loan portfolio. Purchased impaired credits do not have an effect on the allowance for loan losses, unless they experience further deterioration subsequent to acquisition, in accordance with ASC 310-30.

As part of the process of resolving problem credits, the Corporation may acquire ownership of collateral which secured such credits. The Corporation carries this collateral in other real estate on the balance sheet.

The following table represents the activity in other real estate for the periods indicated (dollars in thousands):

	Six Months Ended	Year Ended
	June 30, 2021	December 31, 2020

Balance at beginning of period	$1,752	$2,194
Other real estate transferred from loans due to foreclosure	600	874
Proceeds from sale of other real estate	(977)	(1,338)
Writedowns on other real estate held for sale	(83)	(65)
Gain on other real estate held for sale	51	87

Balance at end of period	$1,343	$1,752

During the first six months of 2021, the Corporation received real estate in lieu of loan payments of $.600 million. In determining the carrying value of other real estate held for sale, the Corporation generally starts with a third party appraisal of the underlying collateral and then deducts estimated selling costs to arrive at a net asset value. After the initial receipt, management periodically re-evaluates the recorded balances and records any additional reductions in the fair value as a write-down of other real estate held for sale.

Deposits

The Corporation had an increase in deposits in the first six months of 2021. Total deposits increased by $48.378 million, or 3.84%, in the first six months of 2021. The increase in deposits for the first six months of 2021 is composed of a increase in core deposits of $83.038 million and a decrease in noncore deposits of $34.660 million. Management utilizes brokered deposits as a funding source, which provides flexibility in managing interest rate risk for fixed rate longer term loan fundings.

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

The following table represents detail of deposits at the end of the periods indicated (dollars in thousands):

	June 30,		December 31,
	2021	% of Total	2020	% of Total

Noninterest bearing	$459,716	35.17%	$414,804	32.94%
NOW, money market, checking	501,251	38.35	450,556	35.79
Savings	141,729	10.84	130,755	10.39
Certificates of Deposit <$250,000	178,723	13.67	202,266	16.07
Total core deposits	1,281,419	98.03	1,198,381	95.20

Certificates of Deposit >$250,000	12,384.95		15,224	1.21
Brokered CDs	13,351	1.02	45,171	3.59
Total non-core deposits	25,735	1.97	60,395	4.80

Total deposits	$1,307,154	100.00%	$1,258,776	100.00%

Borrowings

The Corporation also utilizes FHLB borrowings as a source of funding. At June 30, 2021, this source of funding totaled $28 million and the Corporation secured this funding by pledging loans and investments. The $28 million of FHLB borrowings have a weighted average maturity of 3.33 years and a weighted average interest rate of 1.47% at June 30, 2021. The Corporation also has a USDA Rural Development loan held by its wholly owned subsidiary, First Rural Relending, that has an outstanding balance of $.324 million, with a fixed interest rate of 1% that matures in August 2024.

The Coronavirus Aid, Relief, and Economic Security Act (CARES Act), created the Paycheck Protection Program to support lending to small businesses that have been affected by the disruption caused by COVID-19. The Federal Reserve created the Paycheck Protection Program Lending Facility (PPPLF) to offer a source of liquidity to the financial institution lenders who lend to small businesses through the Small Business Administration’s (SBA) Paycheck Protection Program. The PPPLF bears an interest rate of 0.35% and is collateralized by the PPP loans pledged. There were no PPP loans pledged as of June 30, 2021 as the balance was repaid in the third quarter of 2020.

The Corporation currently has one correspondent banking borrowing relationship. As of June 30, 2021 the relationship consisted of a $15.0 million revolving line of credit, which had no balance. The line of credit bears an interest rate of LIBOR plus 2.00%, with a floor rate of 3.00% and a ceiling of 22%. The line of credit expires April 30, 2022. LIBOR at June 30, 2021 was 0.15%. This relationship is secured by all of the outstanding mBank stock.

Shareholders’ Equity

Total shareholders’ equity increased $4.055 million from December 31, 2020 to June 30, 2021. Contributing to the change in shareholders’ equity was net income of $6.825 million, offset by a reduction for cash dividends on common stock of $2.954 million, an increase due to stock compensation of $.460 million, and an decrease in the market value of securities of $.276 million.

RESULTS OF OPERATIONS

Summary

The Corporation recorded first six months of 2021 net income of $6.825 million, or $.65 per share, compared to net income of $6.505 million, or $.61 per share, for the first six months of 2020.

Net Interest Income

Net interest income is the Corporation’s primary source of core earnings. Net interest income represents the difference between the average yield earned on interest earning assets and the average rate paid on interest bearing obligations. Net interest income is impacted by economic and competitive factors that influence rates, loan demand, and the availability of funding.

Net interest income and net interest margin on a fully taxable equivalent basis amounted to $27.206 million and 4.57% of average earning assets, respectively, in the first six months of 2021, compared to $28.112 million and 4.59% of average earning assets, respectively, in the first six months of 2020. Included in the net interest income for the first six months of 2021 is $3.319 million of fee recognition on the PPP loans. The $3.319 million of fee recognition included $.749 million to offset direct origination costs involved in the program, as well as $2.570 million of accretion of the remaining deferred fees.

The following table presents the amount of interest income from average interest-earning assets and the yields earned on those assets, as well as the interest expense on average interest-bearing obligations and the rates paid on those obligations. All average balances are daily average balances.

	Six Months Ended
								2021-2020
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	2021	2020	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,051,518	$1,097,382	$(45,864)	5.31%	5.59%	$27,664	$30,484	$(2,820)	$(1,271)	(1,529)	(20)
Taxable securities	85,524	89,996	(4,472)	2.42	2.50	1,028	1,181	(153)	(55)	(32)	(66)
Nontaxable securities (2)	21,632	19,522	2,110	3.24	3.12	348	303	45	33	12	—
Federal funds sold	35,552	9,835	25,717.10		.18	18	9	9	23	(4)	(10)
Other interest-earning assets	7,208	14,061	(6,853)	5.18	5.52	185	386	(201)	(188)	(24)	11
Total earning assets	1,201,434	1,230,796	(29,362)	4.91	5.28	29,243	32,363	(3,120)	(1,458)	(1,577)	(85)
Reserve for loan losses	(5,750)	(5,287)	(463)
Cash and due from banks	236,573	96,700	139,873
Fixed Assets	25,069	24,719	350
Other Real Estate	1,654	2,221	(567)
Other assets	58,205	61,932	(3,727)
Total assets	$1,517,185	$1,411,081	$106,104

NOW and money market deposits	$370,775	$284,440	$86,335.21		.30	$379	$426	$(47)	$129	(134)	(42)
Interest checking	109,969	95,965	14,004.02		.05	12	25	(13)	4	(14)	(3)
Savings deposits	136,135	114,299	21,836.18		.62	123	352	(229)	67	(248)	(48)
Certificates of deposit	202,145	241,298	(39,153)	.92	1.76	924	2,116	(1,192)	(342)	(1,007)	157
Brokered deposits	28,734	92,287	(63,553)	1.22	1.56	174	715	(541)	(491)	(154)	104
Borrowings	51,771	95,308	(43,537)	1.66	1.30	425	617	(192)	(281)	167	(78)
Total interest-bearing liabilities	899,529	923,597	(24,068)	.46	.93	2,037	4,251	(2,214)	(914)	(1,390)	90
Demand deposits	439,089	315,863	123,226
Other liabilities	8,350	9,065	(715)
Shareholders’ equity	170,217	162,556	7,661
Total liabilities and shareholders’ equity	$1,517,185	$1,411,081	$106,104
Rate spread				4.45%	4.35%
Net interest margin/revenue				4.57%	4.59%	$27,206	$28,112	$(906)	$(544)	$(187)	$(175)

	Three Months Ended
								2021-2020
	Average Balances			Average Rates		Interest		Income/			Rate/
	June 30,		Increase/	June 30,		June 30,		Expense	Volume	Rate	Volume
(dollars in thousands)	2021	2020	(Decrease)	2021	2020	2021	2020	Variance	Variance	Variance	Variance

Loans (1,2,3)	$1,025,306	$1,147,620	$(122,314)	5.27%	5.48%	$13,477	$15,635	$(2,158)	$(1,672)	$(602)	$116
Taxable securities	84,558	90,991	(6,433)	2.39	2.62	504	560	(56)	(42)	(51)	37
Nontaxable securities (2)	20,571	19,521	1,050	3.26	3.96	167	192	(25)	10	(34)	(1)
Federal funds sold	30,601	18,627	11,974.10		0.10	8	5	3	3	—	—
Other interest-earning assets	6,970	13,253	(6,283)	6.39	3.67	111	121	(10)	(58)	90	(42)
Total earning assets	1,168,006	1,290,012	(122,006)	4.90	5.16	14,267	16,513	(2,246)	(1,759)	(597)	110
Reserve for loan losses	(5,839)	(5,306)	(533)
Cash and due from banks	276,469	126,860	149,609
Fixed Assets	24,791	26,268	(1,477)
Other Real Estate	1,643	2,262	(619)
Other assets	57,478	61,327	(3,849)
Total assets	$1,522,548	$1,501,423	$21,125

NOW and money market deposits	$380,622	$285,020	$95,602.21		.18	$200	$131	$69	$44	$18	$7
Interest checking	112,586	98,008	14,578.02		.03	6	8	(2)	1	(3)	—
Savings deposits	139,826	118,257	21,569.18		.39	62	114	(52)	21	(62)	(11)
Certificates of deposit	196,716	239,714	(42,998)	.85	1.75	416	1,043	(627)	(188)	(539)	100
Brokered deposits	13,351	124,514	(111,163)	1.17	1.33	39	411	(372)	(368)	(48)	44
Borrowings	48,777	116,750	(67,973)	1.64	.95	200	276	(76)	(161)	202	(117)
Total interest-bearing liabilities	891,878	982,263	(90,385)	.42	.81	923	1,983	(1,060)	(651)	(432)	23
Demand deposits	452,881	346,180	106,701
Other liabilities	6,378	11,169	(4,791)
Shareholders’ equity	171,411	161,811	9,600
Total liabilities and shareholders’ equity	$1,522,548	$1,501,423	$21,125
Rate spread				4.48%	4.35%
Net interest margin/revenue				4.58%	4.54%	$13,344	$14,530	$(1,186)	$(1,108)	$(165)	$87

(1)	For purposes of these computations, nonaccruing loans are included in the daily average loan amounts outstanding.
(2)	The amount of interest income on loans and nontaxable securities has been adjusted to a tax equivalent basis, using a 21% tax rate.
(3)	Interest income on loans includes fees.

The Corporation continues to reprice a significant portion of its loan portfolio. Management has been diligent when repricing maturing or new loans in establishing interest rate floors in order to maintain our interest rate spread. The Corporation is anticipating some margin pressure in future periods as we continue to see extremely competitive pricing on new and renewable loans.

Provision for Loan Losses

The Corporation records a provision for loan losses when it believes it is necessary to adjust the allowance for loan losses to maintain an adequate level after considering factors such as loan charge-offs and recoveries, changes in identified levels of risk in the loan portfolio, changes in the mix of loans in the portfolio, loan growth, and other economic factors. During the first half of 2021, the Corporation recorded a loan loss provision of $100,000 compared to $200,000 in the first half of 2020. There were net charge-offs of $265,000 in the first six months of 2021, compared to net charge-offs of $153,000 for the same period in 2020. There was no provision for loan losses for acquired loans as a result of acquisition fair value adjustments.

Other Income

Other income was $4.822 million in the first six months of 2021, compared to $4.304 million in the same period in 2020. The increase year over year was largely a result of increased income from loans sold in the secondary market and loans sold to the SBA. Management continues to evaluate deposit products and services for ways to better serve its customer base and also enhance service fee income through a broad array of products that price services based on income contribution and cost attributes.

The following table details other income for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2021	2020	Dollars	Percent	2021	2020	Dollars	Percent

Deposit service fees	$265	$237	$28	11.81%	$522	$640	$(118)	(18.44)%
Income from loans sold in the secondary market	982	1,512	(530)	(35.05)	2,284	2,050	234	11.41
SBA/USDA loan sale gains	869	274	595	217.15	1,302	984	318	32.32
Net mortgage servicing (amortization) income	154	204	(50)	(24.51)	395	393	2	0.51
Net realized security gains	—	—	—	NM	36	—	36	N/A
Other noninterest income	154	140	14	10.00	283	237	46	19.41

Total other income	$2,424	$2,367	$57	2.41%	$4,822	$4,304	$518	12.04%

Other Expense

For the first six months of 2021, the Corporation recorded other expenses of $23.760 million, compared to $23.724 million in 2020, an increase of $.036 million. The increase is the result of transaction related costs associated with the merger of the Corporation with and into Nicolet Bankshares, Inc. of $.495 million.

The following table details other expense for the three and six months ended June 30, 2021 and 2020 (dollars in thousands):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
			Increase/(Decrease)				Increase/(Decrease)
	2021	2020	Dollars	Percentage	2021	2020	Dollars	Percentage

Salaries and employee benefits	$6,306	$7,009	$(703)	(10.03)%	$13,130	$13,060	$70	0.54%
Occupancy	1,092	1,008	84	8.33	2,275	2,132	143	6.71
Furniture and equipment	818	804	14	1.74	1,660	1,606	54	3.36
Data processing	707	852	(145)	(17.02)	1,477	1,677	(200)	(11.93)
Advertising	176	312	(136)	(43.59)	289	524	(235)	(44.85)
Professional service fees	515	574	(59)	(10.28)	1,013	1,072	(59)	(5.50)
Loan origination expenses and deposit and card related fees	419	406	13	3.20	869	787	82	10.42
Writedowns and losses on other real estate held for sale	84	31	53	NM	32	34	(2)	(5.88)
FDIC insurance assessment	150	165	(15)	(9.09)	290	315	(25)	(7.94)
Communications	259	224	35	15.63	500	437	63	14.42
Transaction related expenses	495	—	495	N/A	495	—	495	N/A
Other	891	967	(76)	(7.86)	1,730	2,080	(350)	(16.83)
Total other expense	$11,912	$12,352	$(440)	(3.56)%	$23,760	$23,724	$36	0.15%

Federal Income Taxes

The Corporation recognized a federal income tax expense for the six months ended June 30, 2021 of $1.181 million, compared to $1.730 million a year earlier.

The Corporation has reported deferred tax assets of $2.496 million at June 30, 2021. A valuation allowance is provided against deferred tax assets when it is more likely than not that some or all of the deferred tax asset will not be realized. As of June 30, 2021, the Corporation had a net operating loss carryforwards for tax purposes of approximately $8.0 million. The carryforwards, if not utilized, will begin to expire in the year 2023. A portion of the NOL and credit carryforwards are subject to the limitations for utilization as set forth in Section 382 of the Internal Revenue Code. The annual limitation is $2.0 million for the NOL and the equivalent value of tax credits, which is approximately $.420 million. These limitations for use were established in conjunction with the recapitalization of the Corporation in December 2004. The Corporation will continue to evaluate the future benefits from these carryforwards in order to determine if any adjustment to the deferred tax asset is warranted.

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

Current balance sheet liquidity consists of $351.477 million in cash and cash equivalents and $80.887 million of unpledged investment securities. Although current liquidity is deemed adequate, management has the ability to increase on hand liquidity by acquiring brokered CDs in order to fund any anticipated loan growth.

During the first six months of 2021, the Corporation increased cash and cash equivalents by $132.500 million. The management of bank liquidity for funding of loans and deposit maturities and withdrawals includes monitoring projected loan fundings and scheduled prepayments and deposit maturities within a 30 day period, a 30- to 90- day period and from 90 days until the end of the year. This funding forecast model is completed weekly.

The Corporation’s primary source of liquidity on a stand-alone basis is dividends from the Bank. During the first six months of 2021, the Bank paid dividends of $3.5 million to the Corporation. Bank capital remains strong and above the “well-capitalized” level for regulatory purposes as of June 30, 2021. The Corporation also has a line of credit with a correspondent bank that had borrowing availability at June 30, 2021 of $15 million. The Corporation’s current plan for dividends from the Bank are dependent upon the profitability of the Bank, growth of assets at the Bank and the level of capital needed to stay “adequately capitalized.” The Corporation will continue to explore opportunities for longer term sources of liquidity and permanent equity to support projected asset growth.

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

Core deposits are herein defined as demand deposits, NOW (negotiable order withdrawals), money markets, savings and certificates of deposit under $250,000. Noncore funding consists of certificates of deposit greater than $250,000, brokered deposits, and FHLB, Farmers’ Home Administration and other borrowings. At June 30, 2021, the Bank’s core deposits in relation to total funding were 97.83% compared to 90.63% at December 31, 2020. These ratios indicate that at June 30, 2021, that the Bank had slightly decreased its reliance on noncore deposits and borrowings to fund the Bank’s long-term assets, namely loans and investments. This decrease is the result of the Bank having taken precautionary measures to augment its cash position at the onset of the COVID-19 pandemic in the first quarter of 2020. The Bank believes that by maintaining adequate volumes of short-term investments and implementing competitive pricing strategies on deposits, it can ensure adequate liquidity to support future growth. The Bank also has correspondent lines of credit available to meet unanticipated short-term liquidity needs. As of June 30, 2021, the Bank had $106 million of unsecured lines available and additional funding sources available if secured. The Bank believes that its liquidity position remains sufficient to meet both present and future financial obligations and commitments, events or uncertainties that have resulted or are reasonably likely to result in material changes with respect to the Bank’s liquidity, including any additional liquidity pressure that may stem from the effects of the COVID-19 pandemic.

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

Quantitative measures established by regulation to ensure capital adequacy require the Corporation to maintain minimum amounts and ratios (set forth in the table below) of total, Tier 1 capital and Common Equity Tier 1 Capital to risk-weighted assets and of Tier 1 capital to average assets. Management has determined that, as of June 30, 2021, the Corporation is well-capitalized.

In order to be “well-capitalized” under the current guidelines, a depository institution must maintain a Common Equity Tier 1 Capital ratio of 6.5% or more; an Additional Tier 1 Capital ratio of 8% or more; a Total Capital ratio of 10% or more; and a leverage ratio of 5% or more.

The Corporation’s and the Bank’s actual capital and ratios compared to generally applicable regulatory requirements as of June 30, 2021 are as follows (dollars in thousands):

	Actual			Adequacy Purposes				Well-Capitalized
	Amount	Ratio		Amount		Ratio		Amount			Ratio

Total capital to risk weighted assets:
Consolidated	$150,363	16.2%	>	$74,034	>	8.0%	>	$	N/A	>	N/A
mBank	$145,739	15.8%	>	$73,992	>	8.0%	>		$92,490	>	10.0%

Tier 1 capital to risk weighted assets:
Consolidated	$144,712	15.6%	>	$55,526	>	6.0%	>	$	N/A	>	N/A
mBank	$140,129	15.2%	>	$55,494	>	6.0%	>		$73,992	>	8.0%

Common equity Tier 1 capital to risk weighted assets
Consolidated	$144,712	15.6%	>	$41,644	>	4.5%	>	$	N/A	>	N/A
mBank	$140,129	15.2%	>	$41,621	>	4.5%	>		$60,119	>	6.5%

Tier 1 capital to average assets:
Consolidated	$144,712	9.7%	>	$59,773	>	4.0%	>	$	N/A	>	N/A
mBank	$140,129	9.4%	>	$59,751	>	4.0%	>		$74,689	>	5.0%

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

As of June 30, 2021, the Corporation had established interest rate floors on approximately $77.618 million of its variable rate commercial loans. Historically these interest rate floors would result in a “lag” on the repricing of these variable rate loans when and if interest rates increased in future periods. However, the majority of these loans have surpassed their floors and will now reprice with each interest rate move.

The Corporation also has $101.955 million of securities providing for scheduled monthly principal and interest payments as well as unanticipated prepayments of principal as of June 30, 2021. These cash flows are then reinvested into other earning assets at current market rates. The Corporation also has federal funds sold to correspondent banks as well as other interest-bearing deposits with correspondent banks. These funds are generally repriced on a daily basis.

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

The following is the Corporation’s repricing opportunities at June 30, 2021 (dollars in thousands):

	1-90	91-365	>1-5	Over 5
	Days	Days	Years	Years	Total
Interest-earning assets:
Loans	$256,204	289,546	420,004	12,301	$978,055
Securities	18,183	21,151	25,425	37,196	101,955
Other (1)	—	1,932	4,968	—	6,900

Total interest-earning assets	274,387	312,629	450,397	49,497	1,086,910

Interest-bearing obligations:
NOW, money market, savings and interest checking	642,980	—	—	—	642,980
Time deposits	28,226	91,985	70,202	694	191,107
Brokered CDs	—	8,638	4,713	—	13,351
Borrowings	80	—	28,361	—	28,441

Total interest-bearing obligations	671,286	100,623	103,276	694	875,879

Gap	$(396,899)	$212,006	$347,121	$48,803	$211,031

Cumulative gap	$(396,899)	$(184,893)	$162,228	$211,031
(1)	Includes Federal Home Loan Bank Stock.

The above analysis indicates that at June 30, 2021, the Corporation had a cumulative liability sensitivity gap position of $184.893 million within the one-year time frame. The Corporation’s cumulative liability sensitive gap suggests that if market interest rates were to increase in the next twelve months, the Corporation has the potential to earn less net interest income. This is because more liabilities would reprice at higher rates than assets. Conversely, if market interest rates decrease in the next twelve months, the above gap position suggests the Corporation’s net interest income would increase. A limitation of the traditional gap analysis is that it does not consider the timing or magnitude of non-contractual repricing or expected prepayments. In addition, the gap analysis treats savings, NOW, and money market accounts as repricing within 90 days, while experience suggests that these categories of deposits are actually comparatively resistant to rate sensitivity.

At December 31, 2020, the Corporation had a cumulative liability sensitivity gap position of $103.583 million within the one-year time frame.

The borrowings in the gap analysis include $28 million of FHLB advances that have a weighted average maturity of 3.33 years and a weighted average rate of 1.47%.

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

MACKINAC FINANCIAL CORPORATION

ITEM 4 CONTROLS AND PROCEDURES

As of June 30, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934. Our management, which includes our principal executive officer and our principal financial officer, does not expect that our disclosure controls and procedures will prevent all errors and all fraud.

A control system, no matter how well conceived and operated, can provide only reasonable, but not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints; additionally, the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Corporation have been detected. These inherent limitations include the realities that judgments in decision making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is also based, in part, upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate due to changes in conditions; also the degree of compliance with policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our principal executive officer and principal accounting officer have concluded, based on our evaluation of our disclosure controls and procedures, that our disclosure controls and procedures, as defined under Rule 13a-15 of the Securities Exchange Act of 1934, are effective as of June 30, 2021.

Changes in Internal Control Over Financial Reporting

There were no changes in the Corporation’s internal control over financial reporting that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, the Corporation’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On August 28, 2019, the Corporation, under the authorization of the Board of Directors announced a common stock repurchase program (“the Repurchase Program”). Under the Repurchase Program, the Company is authorized to repurchase up to approximately 5% of the Corporation’s outstanding common stock. The Repurchase Program has no expiration date. The Corporation has formally paused the Repurchase Program and no repurchases have been made during the six months ended June 30, 2021.

Item 6. Exhibits

(a)	Exhibits:
Exhibit 10.1

Agreement and Plan of Merger between Nicolet Bankshares, Inc. and Mackinac Financial Corporation dated April 12, 2021 (incorporated by reference to Exhibit 2.1 to the Corporation's Current Report on Form 8-K (File No. 001-20167) filed on April 12, 2021)

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

MACKINAC FINANCIAL CORPORATION
(Registrant)

Date: August 11, 2021	By:	/s/ Paul D. Tobias
PAUL D. TOBIAS,
CHAIRMAN AND CHIEF EXECUTIVE OFFICER
(principal executive officer)

	By:	/s/ Jesse A. Deering
JESSE A. DEERING
EVP/CHIEF FINANCIAL OFFICER
(principal financial and accounting officer)